Form 10QSB
period 1996-06-30
FX ENERGY INC
filed 1996-08-14
CIK 907649

U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.


                                  FORM 10-QSB

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934



             For the quarterly period ended June 30, 1996




        Commission File No. 0-25386


                                FX ENERGY, INC.
       (Exact name of small business issuer as specified in its charter)

                       NEVADA                              87-0504461
        (State or other jurisdiction of                    (IRS Employer
        incorporation or organization)                     Identification No.)

                         3006 Highland Drive, Suite 206
                          Salt Lake City, Utah  84106
                    (Address of principal executive offices)

                                 (801) 486-5555
                          (Issuer's telephone number)

                        FRONTIER OIL EXPLORATION COMPANY
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X        No

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 11,730,096 shares of $.001 par value common stock outstanding as of August 9, 1996.

Transitional Small Business Disclosure Format:  Yes         No  X


                        FX ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF JUNE 30, 1996
                                  (Unaudited)


ASSETS

Current assets:
      Cash and cash equivalents                                   $   891,504
      Certificate of deposit - restricted                             300,000
      Accounts receivable:
           Accrued oil sales                                          262,402
           Due from joint interest owners                             471,542
      Inventory                                                        18,241
      Other current assets                                            107,371
                                                                   ----------
              Total current assets                                  2,051,060
                                                                   ----------
Property and equipment, at cost:
      Oil and gas properties (successful efforts method):
          Proved                                                    6,317,583
          Unproved                                                  1,498,763
      Other property and equipment                                  1,785,518
                                                                   ----------
                                                                    9,601,864
      Less accumulated depreciation, depletion and
          amortization                                             (1,120,653)
                                                                   ----------
              Net property and equipment                            8,481,211
                                                                   ----------
Other assets:
      Certificates of deposit                                         217,400
      Deferred offering costs                                         217,000
      Other                                                             2,124
                                                                 ------------
     Total other assets                                               436,524
                                                                 ------------
TOTAL ASSETS                                                     $ 10,968,795
                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $    686,446
    Accounts payable - related parties                                 35,934
    Accrued liabilities                                               437,777
    Current portion of long-term debt                                  27,556
                                                                 ------------
            Total current liabilities                               1,187,713
                                                                 ------------
Long-term debt                                                      3,582,594
                                                                 ------------
           Total liabilities                                        4,770,307
                                                                 ------------

Stockholders' equity:

     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, 17,500 shares issued and outstanding,
        $17,500 liquidation preference                                     18
     Common stock, $.001 par value, 20,000,000 shares
        authorized, 8,704,596 shares issued and outstanding             8,705
     Additional paid-in capital                                    11,514,147
     Accumulated deficit                                           (5,324,382)
                                                                 ------------
           Total stockholders' equity                               6,198,488
                                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 10,968,795
                                                                 ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                              For three months               For six Months
                                ended June 30,                ended June 30,

                            1996          1995          1996          1995
Revenues:
 Oil sales              $  572,175    $   504,474    $ 1,077,108  $ 1,020,268
 Drilling revenue            7,250         30,513          7,725       35,262
 Prospect sales                  0         15,000              0       75,000
                        ----------    -----------    -----------  -----------
   Total revenues          579,425        549,987      1,084,833    1,130,530
                        ----------    -----------    -----------  -----------
Operating costs and expenses:
  Production and
   operating expenses      255,253        256,511        548,496      521,260
  Production taxes          43,025         84,758         74,973      157,939
  Exploration costs        205,509        158,839        394,369      252,775
  Drilling costs             1,766         50,685         26,036       62,308
  Depreciation, depletion
      and amortization     137,206        137,376        275,492      243,537
  Leasehold abandonments         0         33,633              0       33,633
  General and
   administrative          360,003        203,579        725,862      479,556
                        ----------    -----------    -----------  -----------
    Total operating costs
     and expenses        1,002,762        925,381      2,045,228    1,751,008
                        ----------    -----------    -----------  -----------
 Operating loss           (423,337)      (375,394)      (960,395)    (620,478)
                        ----------    -----------    -----------  -----------
 Other income (expense):
    Interest and other
     income                 21,179         36,488         56,819       46,710
    Interest expense       (89,554)      (124,160)      (171,073)    (234,955)
    Minority interest:
      Non-cash dividends
      on FX Producing
      convertible preferred
      stock                     0         (21,319)             0      (76,005)
                        ----------    -----------    -----------  -----------
         Total other income
         (expense)         (68,375)      (108,991)      (114,254)    (264,250)
                        ----------    -----------    -----------  -----------
 Net loss               $ (491,712)    $ (484,385)  $ (1,074,649)   $(884,728)
                        ==========    ===========    ===========  ===========
 Net loss per common
     share                  $(0.06)        $(0.09)        $(0.13)      $(0.22)
                        ==========    ===========    ===========  ===========
 Weighted average
   number of shares
   outstanding           8,613,177      5,239,214      8,353,524    4,018,895
                        ==========    ===========    ===========  ===========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                               For six months ended June 30,
                                                   1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                    $ (1,074,649)      $  (884,728)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation, depletion and  amortization     275,492           243,537
      Leasehold abandonments                              0            33,633
      Gain on sale of equipment                           0           (15,991)
      Minority interest: Non-cash dividends
        on FX Producing convertible
        preferred stock                                   0            76,005
      Common stock and options issued
        for services                                147,750            10,000
      Increase (decrease) from changes in:
          Accounts receivable                      (347,780)            5,016
          Inventory                                  (2,290)            1,276
          Other current assets                      (75,277)            4,842
          Accounts payable and
           accrued liabilities                     (118,070)          512,331
                                                -----------        ----------
            Net cash used in
             operating activities                (1,194,824)          (14,079)
                                                -----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties           (300,074)         (433,165)
     Additions to other property and
      equipment                                    (154,655)          (11,002)
     Additions to other assets                            0           (70,839)
     Proceeds from sale of interest
      in unproved properties                        350,000                 0
     Proceeds from sale of equipment                  9,700            18,000
     Purchase of certificate of deposit            (300,000)                0
                                                -----------        ----------
          Net cash used in
           investing activities                    (395,029)         (497,006)
                                                -----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                    (91,992)         (163,887)
     Proceeds from issuance of FX
        Producing convertible
        preferred stock                                   0           111,000
     Redemption of redeemable FX Producing
        preferred stock                                   0          (464,666)
     Deferred offering costs                        (69,142)                0
     Proceeds from issuance of common
       stock and exercise of warrants,
       net of offering costs                      1,898,770         1,288,083
                                                -----------        ----------
         Net cash provided by
          financing activities                    1,737,636           770,530
                                                -----------        ----------
INCREASE  IN CASH
 AND CASH EQUIVALENTS                               147,783           259,445
CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                         743,721           288,872
                                                -----------        ----------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                          $     891,504      $    548,317
                                               ============       ===========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. ( formerly Frontier Oil Exploration Company) and Subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements should be read in conjunction with FX Energy's annual report on Form 10-KSB for the year ended December 31, 1995 and quarterly report on Form 10-QSB for the three months ended March 31, 1996.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. At June 30, 1996, the Company owned 100% of the voting stock of its subsidiaries, including FX Producing Company, Inc. ("FX Producing").

NOTE 2:   CASH-RESTRICTED

     In accordance with an amendment to the Company's bank loan agreement in the first quarter of 1996, the Company was required to purchase a certificate of deposit in the amount of $300,000 in lieu of making normal principal reduction payments of $25,000 per month for the period of March 1 to September 30, 1996. The certificate of deposit was purchased in April 1996 and matures on November 1, 1996. The certificate of deposit is pledged through its maturity date of November 1, 1996 as collateral to the bank note.

NOTE 3:   INCOME TAXES

     The Company recognized no income tax benefit from the losses generated in 1996 and 1995.

NOTE 4:   COMMON STOCK

     During the six months ended June 30, 1996, the Company sold 359,893 shares of common stock at $3.00 per share and 156,111 shares of common stock at $4.50 per share resulting in net proceeds to the Company of $1,727,364. During the same period 102,004 warrants were exercised resulting in proceeds to the Company of $146,407.

     During the six months ended June 30,1996, the following transactions in the Company's common stock also occurred:

   -  sold 12,500 shares of common stock for $25,000 in January 1996
   - holders of preferred stock converted 120,000 shares into 120,000 shares of common stock
   - issued 54,000 shares valued at $147,750 for services rendered (primarily in the first quarter)
   - issued 1,093 shares valued at $2,186 in exchange for an interest in oil properties in January 1996

     In connection with the purchase of the Company's producing oil properties and well servicing equipment in 1994, the Company agreed to issue to the former owners up to 400,000 shares of Company common stock in semi-annual increments of 50,000 shares each beginning October 1, 1994 on the attainment of certain levels of oil production from the properties acquired. Production levels as of June 30, 1996 had not been reached. Accordingly, the number of shares that may be issued in the future has been reduced to 200,000 shares.

NOTE 5:   LONG-TERM DEBT

     The Company's bank loan agreement was amended in 1996. As part of that amendment, principal reductions of $25,000 per month were suspended for the period from March 1 through September 30, 1996. On May 13, 1996, the bank amended the loan agreement to extend the maturity date of the note to October 1, 1997.

NOTE 6:   AGREEMENT WITH RWE-DEA

     On May 3, 1996, the Company entered into an agreement with RWE-DEA Aktiengesellschaft fur Mineraloel und Chemie, Hamburg, Germany ("RWE-DEA"), which provides for joint operations on the Company's approximately 2.4 million acre on-shore Baltic Platform concession area in northern Poland. This agreement grants to RWE-DEA the right to earn 50% interest in the concession area by paying the Company $250,000 in cash (which was recorded as a recovery of capitalized costs), paying up to $2,000,000 for a seismic survey now nearing completion on the Gladysze and three other structures within the concession area and the cost of an exploratory well scheduled for the last half of 1996 at a location to be designated by RWE-DEA and by funding 50% of the cost of a second exploratory well. Should the costs of the planned seismic or drilling of the first exploratory well in 1996 exceed the amounts RWE-DEA is obligated to pay, the Company will be required to pay 50% of the excess. The Company is designated as the operator of all joint operations. The Company has agreed to pay an unaffiliated party a fee of approximately $125,000 (contingent upon RWE-DEA payments discussed above) for assisting the Company in its search for an international joint venture partner.

NOTE 7:   SUBSEQUENT EVENTS

     On August 2, 1996, the Company completed the issuance of an additional 3.0 million shares of common stock through a public offering, resulting in net proceeds (after deducting issuance costs of approximately $1,800,000) of approximately $15,450,000. As of June 30, 1996 the Company had capitalized deferred offering costs of $217,000. On August 7, 1996, the Company used proceeds from the public offering to pay off its bank debt in the amount of $3,565,000. As a result, the entire principal balance at June 30, 1996 has been classified as long-term. The Company will maintain its borrowing agreement with the bank, which has a borrowing base of $3,580,000 as of June 30, 1996.

                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS AND
                               PLAN OF OPERATIONS

FINANCIAL CONDITION

     Working Capital

     The Company had working capital of $863,347 at June 30, 1996. For the six months ended June 30, 1996, net cash of $1,194,824 was used for operating activities compared to $14,079 in the same period of 1995. The increase in 1996 was due primarily to an increase in the net loss, an increase in accounts receivable from the Company's joint working interest owner in the Poland concession and a decrease in accounts payable and accrued liabilities.

     Investing Activities

     During the first six months of 1996, the Company expended $454,729 on additions to oil and gas properties and other property and equipment as compared to $444,167 in the same period of 1995. Of the total additions, the Company's principal expenditures were $252,713 on its Montana oil properties and $154,655 on other property and equipment as compared to $372,007 on its Montana oil properties and $11,002 on other property and equipment in the same period of 1995. The decreased expenditures on its Montana properties are a result of the completion of the first phase of in-fill drilling which began in early 1995 and was substantially completed in January 1996. The 1995 development work has performed to expectations on production tests in the first half of 1996. Accordingly, the Company has begun upgrading the injection system throughout approximately half of the Company's 10,000 acres, as the first step in an expanded in-fill drilling program that will run through the end of 1997.

     Expenditures relating to leasehold acquisition costs were $47,361 and $61,158 in the first six months of 1996 and 1995 respectively, Of the total additions, expenditures in Poland were $44,000 in the first six months of 1996 as compared to $57,000 in the same period of 1995. The decrease relates to the change in the Company's operations in its Baltic platform concession as it moves from concession acquisition to seismic acquisition and evaluation.

     During the first six months of 1996, the Company sold an interest in unproved property in Nevada for $100,000 which was recorded as a recovery of capitalized costs.

     On May 3, 1996, the Company entered into an agreement with RWE-DEA Aktiengesellschaft fur Mineraloel und Chemie, Hamburg, Germany ("RWE-DEA"), which provides for joint operations on the Company's approximately 2.4 million acre on-shore Baltic Platform concession area in northern Poland. This agreement grants to RWE-DEA the right to earn 50% interest in the concession area by paying the Company $250,000 in cash (which was recorded as a recovery of capitalized costs), paying up to $2,000,000 for a seismic survey now nearing completion on the Gladysze and three other structures within the concession area and the cost of an exploratory well scheduled for the last half of 1996 at a location to be designated by RWE-DEA and funding 50% of the cost of a second exploratory well. Should the costs of the planned seismic or drilling of the first exploratory well in 1996 exceed the amounts RWE-DEA is obligated to pay, the Company will be required to pay 50% of the excess. The Company is designated as the operator of all joint operations. The Company has agreed to pay an unaffiliated part a fee of approximately $125,000 (contingent upon RWE-DEA payments discussed above) for assisting the Company in its search for an international joint venture partner.

     The Company initiated pre-drilling seismic work in the second quarter of 1996 on its on-shore Baltic Platform concession in Poland and believes that the planned seismic work will be completed in time to initiate test drilling during 1996.

     In May 1996, the Company entered into a joint study agreement with the Polish Oil and Gas Company (POGC) to reprocess and reinterpret geological and geophysical data collected from a 6.25 million acre area in the Carpathian region of southeastern Poland. The Company is currently evaluating data available from the joint study area and upon completion of this review the Company will determine the nature of future activities in this joint study area. If warranted, the Company plans to submit with POGC an application with the appropriate Polish authorities for exploration rights or concessions over designated portions of the study area.

     The Company plans to drill an exploratory well on its Cobb Creek property in Nevada during the fourth quarter of 1996 using its drilling rig afterwhich the drilling rig will be used in the Company's Montana operations. Additional exploration in the U.S. Rocky Mountain area will be pursued as prospects are identified and industry drilling groups are formed.

     Unproved oil and gas properties consists of property acquisition costs totaling $1,498,763 attributable to various individual exploration prospects. The Company's capitalized costs of unproved properties are concentrated in two main prospects, namely, Lake Valley and Poland. In accordance with generally accepted accounting principles, should the Company determine that prospects' capitalized costs are not recoverable following unsuccessful exploration drilling or otherwise, the Company would record an impairment charge which may materially and adversely affect the Company's results of operations for the period during which such impairment is recognized.

     Financing Activities

     During the first six months of 1996, the Company sold 528,504 shares of common stock resulting in net proceeds to the Company of $1,752,364. During the same period 102,004 warrants were exercised resulting in proceeds to the Company of $146,407. In the first six months of 1995, the Company received $1,288,083 in net proceeds from the sale of 720,000 shares of common stock and $111,000
from the issuance of FX Producing convertible preferred stock.   During the
first six months of 1995 the Company redeemed $464,666 of redeemable FX Producing preferred stock. During the first six months of 1996 and 1995, the Company repaid $91,992 and $163,887 of long-term debt.

     In August 1996, the Company completed the issuance of an additional 3.0 million shares of common stock through a public offering, resulting in net proceeds (after deducting issuance costs of approximately $1,800,000) of approximately $15,450,000. As of June 30, 1996 the Company had capitalized deferred offering costs of $217,000 of which $69,142 had been paid. On August 7, 1996, the Company used proceeds from the public offering to pay off its bank debt in the amount of $3,565,000. The Company will maintain its borrowing agreement with the bank, which has a borrowing base of $3,580,000 as of June 30, 1996. The remainder of the net proceeds from the offering, together with
cash available  under the  Company's continuing   bank credit facility and
potentially available from operations, will be used to fund the Company's 1996 and 1997 capital expenditure budget of $15,300,000 and for general corporate purposes. The Company's planned capital expenditures through December 31, 1997, are as follows: (I) approximately $7,000,000 for exploration and potential development activities related to the Baltic Concession, (ii) approximately $1,400,000 for the review and evaluation of available geological and geophysical data and the potential initiation of exploratory activities in the Carpathian joint study area, (iii) approximately $6,100,000 for in-fill development drilling in the Cut Bank field in Montana and (iv) approximately $800,000 for exploration activities in the western United States. The allocation of the Company's capital among the categories of anticipated expenditures is discretionary and will depend upon future events that cannot be predicted. Such events include the actual results and costs of future exploration and development drilling activities. Consistent with previous practice, the Company may obtain partial funding for its exploration and potential development activities through strategic arrangements with industry or financial partners.

RESULTS OF OPERATIONS

     Comparison of Second Quarter 1996 to Second Quarter 1995

     Oil sales increased 13% in the second quarter of 1996 to $572,175 as compared to $504,474 in the same quarter of 1995. The increase was due to an average increase of approximately $2.23 per barrel in the price of oil sold during the second quarter of 1996 as compared to the second quarter of 1995.
The increase in price was offset by a decrease in production of 1,361 barrels to 32,520 for the second quarter of 1996, compared to 33,881 for the same quarter in 1995.

     Drilling revenues decreased $23,263 in the second quarter of 1996 to $7,250 as compared to $30,513 in the period of 1995. In June 1995 the Company had begun drilling an exploratory well with its drilling rig resulting in income from partners in the well. The Company has not drilled any exploratory wells with its drilling rig during 1996. Drilling revenue will vary with the timing of wells being drilled, cost of the well and the Company's working interest.

     In the second quarter of 1995 the Company sold an interest in undeveloped acreage and recognized revenue from prospect sales of $15,000. During the second quarter of 1996, the Company received $250,000 from its partner in the Poland concession, but the proceeds were treated as a recovery of costs in the overall project and accordingly no revenues were recorded.

     Production and operating expenses in the second quarter of 1996 were comparable to same period in 1995.

     Production taxes decreased $41,733 to $43,025 in the second quarter of 1996 as compared to $84,758 in the same quarter of 1995. The decrease was primarily due to an exemption, effective July 1, 1995, for certain stripper well production affecting most of the Company's Montana production. Effective January 1, 1996, another production tax of approximately 5.5% was eliminated on most of the Company's Montana production. These production taxes are not expected to be reinstated in the future.

     Exploration costs increased $46,670 in the second quarter of 1996 to $205,509 as compared to $158,839 in the same period of 1995. The increase is primarily due to the Company's continuing exploration program in Poland.

     Drilling costs decreased $48,919 to $1,766 in the second quarter of 1996 as compared to $50,685 in the same quarter of 1995. The costs incurred in the second quarter of 1995 were related to the drilling of an exploratory well.

     Depreciation, depletion, and amortization was approximately $137,000 in the second quarters of 1996 and 1995. The effect of the decrease in production in the second quarter of 1996 was offset by increased capitalized oil and gas property costs and a reduction of total proved reserves used to calculate depreciation, depletion, and amortization for the quarter ended June 30, 1996, as compared to the same period of 1995.

     There were no leasehold abandonments in the second quarter of 1996 as compared to $33,633 in the second quarter of 1995. Leasehold abandonments will vary from quarter to quarter and year to year based upon management's periodic assessment to determine whether the unproved properties have been impaired.

     General and administrative expenses were $360,003 in the second quarter of 1996 as compared to $203,579 in the same quarter of 1995, an increase of $156,424. The increase is due to additional administrative requirements of the Company in 1996 related to the Company's expanded exploration and development activities and the additional reporting requirements since the Company went public in 1995.

     Interest and other income decreased to $21,179 in the second quarter of 1996 as compared to $36,488 for the same quarter of 1995. The decrease is due to a gain on the sale of equipment in the second quarter of 1995 for which there was no comparable sale in 1996.

     Interest expense decreased $34,606 to $89,554 for the quarter ended June 30, 1996 as compared to $124,160 for the quarter ended June 30, 1995. The decrease is primarily due to a reduction in the average outstanding balance of the Company's long-term debt in the second quarter of 1996 as compared to the same quarter in 1995.

     During the quarter ended June 30, 1995 the Company paid non-cash (stock) dividends of $21,319 on preferred stock of its oil-producing subsidiary, FX Producing. All preferred shares of FX Producing had been converted into common shares of the Company as of December 31, 1995 and accordingly there was no dividend payment on the preferred stock in 1996 nor will there be in the future.

     Comparison of First Six Months of 1996 with the First Six Months of 1995

     Oil sales increased 6% in the first six months of 1996 to $1,077,108 as compared to $1,020,268 in the same period of 1995. The increase was due to an average increase of approximately $1.80 per barrel in the price of oil sold during the first six months of 1996 as compared to the first six months of 1995. The increase in price was partially offset by a decrease in production of 3,989 barrels to 64,118 for the first six months of 1996 compared to 68,107 for the same period in 1995.

     Drilling revenues decreased $27,537 in the first six months of 1996 to $7,725 as compared to $35,262 in the same period of 1995. In June 1995 the Company had begun drilling an exploratory well with its drilling rig resulting in income from partners in the well. The Company did not drill any exploratory wells during the first half of 1996. Drilling revenue will vary with the timing of wells being drilled, cost of the well, and the Company's working interest.

     In the first six months of 1995 the Company sold an interest in undeveloped acreage and recognized revenue from prospect sales of $75,000 related to the sale. During the first six months of 1996, the Company received $250,000 from its partner in the Poland concession and $100,000 from the sale of an interest in undeveloped acreage in Nevada. However, proceeds from both transactions were treated as a recovery of costs in the overall projects and accordingly no revenues were recorded.

     Production and operating expenses in the first six months of 1996 increased $27,236 to $548,496 as compared to $521,260 in the comparable period in 1995. The increase was primarily incurred in the first quarter of 1996 and related to a continuation of concerted efforts to perform increased maintenance on the Southwest Cut Bank Unit in conjunction with the Company's overall plan to enhance production of the field.

     Production taxes decreased $82,966 to $74,973 in the first six months of 1996 as compared to $157, 939 in the first six months of 1995. The decrease was primarily due to an exemption, effective July 1, 1995, for certain stripper well production affecting most of the Company's Montana production. Effective January 1, 1996, another production tax of approximately 5.5% was eliminated on most of the Company's Montana production. These production taxes are not expected to be reinstated in the future.

     Exploration costs increased $141,594 in the first six months of 1996 to $394,369 as compared to $252,775 in the same period of 1995. The increase is primarily due to the Company's ongoing exploration program in Poland.

     Drilling costs decreased $36,272 to $26,036 in the first six months of 1996 as compared to $62,308 in the first six months of 1995. The costs incurred in the first six months of 1995 were related to the drilling of an exploratory well which began in the second quarter of 1995. There were no comparable expenses incurred in the first six months of 1996.

     Depreciation, depletion, and amortization increased $31,955 to $275,492 in the first six months of 1996 as compared to $243,537 in the same period of 1995. The increase is primarily due to an increase in capitalized oil property costs as of June 30, 1996 as compared to June 30, 1995 and a reduction of total proved reserves used to calculate depreciation, depletion, and amortization for the six months ended June 30, 1996 as compared to the same period of 1995.

     There were no leasehold abandonments in the first six months of 1996 as compared to $33,633 in the first six months of 1995. Leasehold abandonments will vary from quarter to quarter and year to year based upon management's periodic assessment to determine whether the unproved properties have been impaired.

     General and administrative expenses were $752,862 in the first six months of 1996 as compared to $479,556 in the same period of 1995, an increase of $273,306. The increase is due to additional administrative requirements of the Company in 1996 related to the Company's expanded exploration and development activities and the additional reporting requirements since the Company went public in 1995.

     Interest and other income increased to $56,819 in the six months ended June 30, 1996 as compared to $46,710 in the same period of 1995. The increase is primarily due to an increase in average cash on hand during the first half of 1996.

     Interest expense decreased $63,882 to $171,073 for the first six months of 1996 as compared to $234,955 for the same period of 1995. The decrease is primarily due to a reduction in the average outstanding balance of the Company's long term debt in the six months ended June 30, 1996 as compared to the same period of 1995.

     During the six months ended June 30, 1995 the Company paid non-cash (stock) dividends of $76,005 on preferred stock on its oil-producing subsidiary, FX Producing. All preferred shares of FX Producing had been converted into common shares of the Company as of December 31, 1995 and accordingly there was no dividend payment on the preferred stock in 1996 nor will there be in the future.


                           PART II. OTHER INFORMATION

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 22, 1996, at the annual meeting of the Company's shareholders, the shareholders approved the following matters submitted to them for consideration:

(1) Elected David N. Pierce, Andrew W. Pierce, Scott J. Duncan, Thomas B. Lovejoy, and Peter L. Raven as directors of the Company as follows:

     David N. Pierce          For: 7,412,408
     Andrew W. Pierce         For: 7,412,408
     Scott J. Duncan          For: 7,412,408
     Thomas B. Lovejoy        For: 7,412,408
     Peter L. Raven           For: 7,412,408

(2) Approved amendment of the Company's Articles of Incorporation to change its corporate name from "Frontier Oil Exploration Company" to "FX Energy, Inc.":

     For:  7,421,408  Against: 250    Abstentions and non-votes: 1,282,938

(3)  Approved the Frontier Oil Exploration Company 1995 Stock Option and Award
     Plan:

     For:  4,191,206  Against: 18,425  Abstentions and non-votes: 4,494,965

ITEM 6, EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     The following exhibits are included as part of this report:
             SEC
EXHIBIT   REFERENCE
 NUMBER    NUMBER                TITLE OF DOCUMENT                 LOCATION


10.01        10      Agreement dated April 16, 1996, between     Incorporated
                     Frontier Poland Exploration and Producing   by
                     Company Sp. Z o o. and RWE-DEA              Reference(1)
                     Aktiengesellschaft fur Mineraloel und
                     Chemie, including exhibits, relating to
                     Poland Concession
10.02        10      Joint Study Agreement dated May 21, 1996,   Incorporated
                     between FX Energy (Frontier Oil             by
                     Exploration Company) and the Polish Oil     Reference(2)
                     and Gas Company, including appendix,
                     relating to joint study of area of
                     interest.
10.03        10      Amendments to Employment Agreements         Incorporated
                     between Frontier Oil Exploration Company    by
                     and each of David Pierce and Andrew         Reference(3)
                     Pierce, effective May 30, 1996 *
10.04        10      Employment Agreement between Frontier Oil   Incorporated
                     Exploration Company and Jerzey M.           by
                     Maciolek                                    Reference(3)
10.05        10      Amendment No. 3 to Loan Agreement dated     Incorporated
                     June 7, 1994, by and between FX             by
                     Producing, Inc., and Bank One, Texas,       Reference(3)
                     N.A.
10.06        10      Joint Operating Agreement dated effective   Incorporated
                     April 16, 1996, between Frontier Poland     by
                     Exploration and Producing Company Sp. Z o   Reference(3)
                     o. and RWE-DEA Aktiengesellschaft fur
                     Mineraloel und Chemie

(1)Incorporated by reference from the current report on Form 8-K dated May 3, 1996.
(2)Incorporated by reference from the current report on Form 8-K dated May 21, 1996.
(3) Incorporated by reference from the registration statement on form S-1, SEC File No. 333-05583.

*IDENTIFIES EACH MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT.



(B)  REPORTS ON FORM 8-K.

     During the quarter ended June 30, 1996, the Company filed the following reports on Form 8-K

 Date of Event Reported               Item Reported

May 3, 1996                Item 5.  Other Events

May 21, 1996               Item 5.  Other Events




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FX ENERGY, INC.
                                  (Registrant)


Date:  August 12, 1996        By /s/ David N. Pierce
                                Chief Executive Officer, President, Chief
                                Financial and Accounting Officer, and Director