Form 10QSB
period 1996-09-30
FX ENERGY INC
filed 1996-11-14
CIK 907649

U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.


                                  FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1996




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


State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 12,457,547 shares of $.001 par value common stock outstanding as of November 12, 1996.

Transitional Small Business Disclosure Format:  Yes         No  X





                        FX ENERGY, INC. AND SUBSIDIARIES
                                     INDEX




                                                                  Page
                                                                 Number


PART I.   Financial Information

     Item 1.  -  Financial Statements

          Consolidated Balance Sheet (unaudited)                    3

          Consolidated Statement of Operations  (unaudited)         5

          Consolidated Statement of Cash  Flows (unaudited)         6

          Notes to Consolidated Financial  Statements (unaudited)   7

     Item 2.  -  Management's Discussion and Analysis
                 and Plan of Operations                             9


PART II.  Other Information                                        16


Signatures                                                         17



                        FX ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1996
                                  (Unaudited)





ASSETS

Current assets:
  Cash and cash equivalents                                    $  7,178,719
  Certificate of deposit - restricted                               300,000
  Accounts receivable:
    Accrued oil sales                                               319,038
    Due from joint interest owners                                1,288,514
  Interest receivable                                                45,764
  Inventory                                                          21,126
  Investment in marketable debt securities                        5,972,412
  Other current assets                                              122,325
                                                               ------------
        Total current assets                                     15,247,898
                                                               ------------

Property and equipment, at cost:
  Oil and gas properties (successful efforts method):
          Proved                                                  6,832,526
          Unproved                                                1,515,743
     Other property and equipment                                 1,832,049
                                                               ------------
                                                                 10,180,318
  Less accumulated depreciation, depletion and amortization      (1,250,449)
                                                               ------------
        Net property and equipment                                8,929,869
                                                               ------------

Other assets:
  Certificates of Deposit                                           381,500
  Other                                                               2,814
                                                               ------------
        Total other assets                                          384,314
                                                               ------------
TOTAL ASSETS                                                   $ 24,562,081
                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                            $    607,798
  Drilling advances                                                 88,510
  Accrued liabilities                                              239,641
  Current portion of long-term debt                                 27,556
                                                               ------------
         Total current liabilities                                 963,505
                                                               ------------

Long-term debt:                                                     12,938
                                                               ------------

          Total liabilities                                        976,443
                                                               ------------


Stockholders' Equity
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 12,214,547 issued and outstanding                   12,214
  Additional paid-in capital                                    29,310,695
  Accumulated deficit                                           (5,737,271)
                                                               ------------
         Total stockholders' equity                             23,585,638
                                                               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 24,562,081
                                                               ============


















                   The accompanying notes are an integral part of the consolidated financial statements.



                        FX ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                                      For the three months ended     For the nine months ended
                                             September 30,                 September 30,
                                         1996            1995           1996            1995
Revenues:
  Oil sales                         $    611,235   $    477,464    $ 1,688,343    $  1,497,732
  Drilling revenue                         2,996         65,278         10,721         100,540
  Prospect sales                               0              0              0          75,000
                                    -------------  -------------   ------------   -------------
      Total revenues                     614,231        542,742      1,699,064       1,673,272
                                    -------------  -------------   ------------   -------------

Operating costs and expenses:
  Operating costs                        249,375        207,562        797,871         728,822
  Production taxes                        39,227         52,281        114,200         210,220
  Exploration costs                      333,302        257,024        727,671         509,799
  Drilling costs                          15,050         68,309         41,086         130,617
  Depreciation, depletion
    and amortization                     129,794        110,918        405,286         354,455
  Leasehold abandonments                       0          8,350              0          41,983
  General and administrative             332,771        689,484      1,058,633       1,169,040
                                    -------------  -------------   ------------   -------------
      Total operating costs
        and expenses                   1,099,519      1,393,928      3,144,747       3,144,936
                                    -------------  -------------   ------------   -------------

  Operating loss                        (485,288)      (851,186)    (1,445,683)     (1,471,664)
                                    -------------  -------------   ------------   -------------

Other income (expense):
  Interest and other income              118,842         14,948        175,661          61,658
  Interest expense                       (46,442)       (90,208)      (217,515)       (325,163)
  Minority interest: Non- cash
    dividends on FX Producing
    convertible preferred stock                0              0              0         (76,005)
                                    -------------  -------------   ------------   -------------
      Total other income (expense)        72,400        (75,260)       (41,854)       (339,510)
                                    -------------  -------------   ------------   -------------

     Net loss                       $   (412,888)  $   (926,446)   $(1,487,537)   $ (1,811,174)
                                    =============  =============   ============   =============


     Net loss per common share       $    (0.04)    $    (0.16)     $    (0.16)    $    (0.39)
                                    =============  =============   ============   =============


     Weighted average number
        of shares outstanding         10,886,783      5,905,624      9,201,492       4,659,551
                                    =============  =============   ============   =============

                   The accompanying notes are an integral part of the consolidated financial statements.



                        FX ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                                     For the nine months ended
                                                          September 30,
                                                       1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $(1,487,537)   $ (1,811,174)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation, depletion and amortization         405,286         354,455
    Leasehold abandonments                                 0          41,983
    Gain on sale of equipment                              0         (15,991)
    Minority interest: Non-cash dividends
      on FX Producing convertible preferred stock          0          76,005
    Common stock and options issued for services     147,750         435,000
    Increase (decrease) from changes in:
      Accounts receivable                         (1,221,388)        (40,976)
      Interest receivable                            (39,581)              0
      Inventory                                       (5,175)          4,253
      Other current assets                           (90,231)        (49,228)
      Drilling advances                               88,510               0
      Accounts payable and accrued liabilities      (297,931)        233,314
                                                  ------------   ------------
        Net cash used in operating activities     (2,500,297)       (772,359)
                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties               (792,688)       (748,138)
  Additions to other property and equipment         (201,184)         (7,249)
  Additions to other assets                         (164,100)        (74,928)
  Proceeds from sale of interest in unproved
    properties                                       325,000               0
  Proceeds from sale of equipment                      9,700          18,000
  Purchase of bond investment                     (5,978,595)              0
  Purchase of certificate of deposit                (300,000)              0
                                                  ------------   ------------
        Net cash used in investing activities     (7,101,867)       (812,315)
                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                     (3,661,648)       (680,238)
  Proceeds from issuance of FX Producing
    convertible preferred stock                            0         111,000
  Redemption of redeemable FX Producing
    preferred stock                                        0        (464,666)
  Proceeds from issuance of common stock
    net of offering costs                         19,475,103       3,818,384
  Proceeds from exercise of warrants and options     223,707               0
                                                  ------------   ------------
        Net cash provided by financing activities 16,037,162       2,784,480
                                                  ------------   ------------

 INCREASE IN CASH AND CASH EQUIVALENTS             6,434,998       1,199,806

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    743,721         288,872
                                                  ------------   ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD       $7,178,719     $ 1,488,678
                                                  ============   ============

                   The accompanying notes are an integral part of the consolidated financial statements.







                        FX ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1:   BASIS OF PRESENTATION

     The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. ( formerly Frontier Oil Exploration Company) and Subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The financial statements should be read in conjunction with FX Energy's annual report on Form 10-KSB for the year ended December 31, 1995 and quarterly reports on Form 10-QSB for the three months ended March 31, 1996 and the six months ended June 30, 1996.


NOTE 2:   CASH-RESTRICTED

     In accordance with an amendment to the Company's bank loan agreement in the first quarter of 1996, the Company was required to purchase a certificate of deposit in the amount of $300,000 in lieu of making normal principal reduction payments of $25,000 per month for the period of March 1 to September 30, 1996. The certificate of deposit was purchased in April 1996 and matured on November 1, 1996. The certificate of deposit was pledged through its maturity date of November 1, 1996 as collateral to the bank note.

NOTE 3:   INVESTMENT IN MARKETABLE DEBT SECURITIES

     The Company has classified its investments in marketable debt securities as held to maturity as it has the intent and ability to hold the investments to maturity. All of the investments in marketable debt securities mature before March 15, 1997. These investments are diversified among high credit quality debt instruments in accordance with the Company's investment policy. The estimated fair market value for each investment approximates its amortized cost.

NOTE 4:   INCOME TAXES

     The Company recognized no income tax benefit from the losses generated in 1996 and 1995.

NOTE 5:   COMMON STOCK

     During the nine months ended September 30, 1996, the Company sold 359,893 shares of common stock at $3.00 per share; 156,111 shares of common stock at $4.50 per share and 3,450,000 shares of common stock at $5.75 per share resulting in net proceeds to the Company of $19,450,103. During the same period 141,004 warrants and stock options were exercised resulting in the proceeds to the Company of $223,707.



NOTE 5:            COMMON STOCK  (Continued)

     During the nine months ended September 30, 1996, the following transactions in the Company's common stock also occurred:

     . the Company sold 12,500 shares of common stock for $25,000 in
       January 1996;
     . holders of preferred stock converted 137,500 shares into 137,500 shares of common stock;
     . the Company issued 57,451 shares valued at $147,750  for services rendered (primarily in the first quarter); and . the Company issued 1,093 shares valued at $2,186 in exchange for an interest in oil properties in January 1996.

     In connection with the purchase of the Company's producing oil properties and well servicing equipment in 1994, the Company agreed to issue to the former owners up to 400,000 shares of Company common stock in semi-annual increments of 50,000 shares each beginning October 1, 1994 on the attainment of certain levels of oil production from the properties acquired. The required production levels as of September 30, 1996 had not been reached. Accordingly, the number of shares that may be issued in the future has been reduced to 150,000 shares.

NOTE 6:   LONG-TERM DEBT

     The Company's bank loan agreement was amended in March 1996. As part of that amendment, principal reductions of $25,000 per month were suspended for the period from March 1 through September 30, 1996. On May 13, 1996, the bank further amended the loan agreement to extend the maturity date of the note to October 1, 1997. In August the Company paid off this bank loan which had an outstanding balance of $3,565,000. The Company will maintain its borrowing agreement with the bank, which has a borrowing base of $3,580,000 as of September 30, 1996.

NOTE 7:   AGREEMENT WITH RWE-DEA

     On May 3, 1996, the Company entered into an agreement with RWE-DEA Aktiengesellschaft fur Mineraloel und Chemie, Hamburg, Germany ("RWE-DEA"), which provides for joint operations on the Company's approximately 2.4 million acre on-shore Baltic Platform concession area in northern Poland. This agreement grants to RWE-DEA the right to earn 50% interest in the concession area by paying the Company $250,000 in cash (which was recorded as a recovery of capitalized costs), paying up to $1,100,000 for a seismic survey which has been completed on the Gladysze and other structures within the concession area, paying up to $1,000,000 for an exploratory well scheduled for the fourth quarter of 1996 at a location to be designated by RWE-DEA, and by funding 50% of the cost of a second exploratory well. Should the costs of the planned seismic or drilling of the first exploratory well in 1996 exceed the amounts RWE-DEA is obligated to pay, the Company and RWE-DEA each will pay 50% of the excess. The Company is designated as the operator of all joint operations. The Company has agreed to pay an unaffiliated party a fee of approximately $125,000 (contingent upon RWE-DEA payments discussed above) for assisting the Company in its search for an international joint venture partner. (See note 8)




NOTE 8:   SUBSEQUENT EVENTS

     In October 1996, 243,000 options and warrants were exercised resulting in net proceeds of $490,500.

     In order to obtain desired treatment under Polish tax laws for joint activities with RWE-DEA on the Baltic platform area, the Company and RWE-DEA now intend to effect their 50-50 ownership in the project through RWE-DEA's purchase of 50% of the shares of FX Poland, the Company's Polish subsidiary. In order to take advantage of the anticipated tax benefits, RWE-DEA has deferred reimbursement to the Company of approximately $1,100,000 in exploration costs incurred as of September 30, 1996, until RWE-DEA's purchase of its interest in FX Poland is complete. This amount is included in amounts due from joint interest owners at September 30, 1996. Upon the purchase by RWE-DEA of a 50% ownership in FX Poland, the Company will de-consolidate FX Poland and begin accounting for its investment in this subsidiary on the equity method. At that time FX Poland will record the $1,100,000 as exploration expense. The Company will record its 50% share of this expense as its equity in FX Poland's net loss. Under the original agreement in effect at September 30, these costs were the responsibility of RWE-DEA and accordingly not recorded as expense in the FX Poland financial statements.


                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS AND
                               PLAN OF OPERATIONS

Forward-Looking Information may prove Inaccurate

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," believe," "estimate," expect," and "intended" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

FINANCIAL CONDITION

     Working Capital

     The Company had working capital  of  $14,284,393 at September 30, 1996.
The increase in 1996 is due primarily to proceeds from issuance of the Company's common stock in August 1996. For the nine months ended September 30, 1996, net cash of $2,500,297 was used for operating activities compared to $772,359 in the same period of 1995. The increase in 1996 was due primarily to an increase in accounts receivable from the Company's joint working interest owner in the Poland concession and a decrease in the net loss, accounts payable and accrued liabilities.

     Investing Activities

     During the first nine months of 1996, the Company expended $993,872 on additions to oil and gas properties and other property and equipment as compared to $755,389 in the same period of 1995. Of the total additions, the Company's principal expenditures were $747,052 on its Montana oil properties and $201,184 on other property and equipment as compared to $573,376 on its Montana oil properties and $7,249 on other property and equipment in the same period of 1995. The first phase of in-fill drilling, which began in early 1995 and was substantially completed in January 1996, has performed to expectations on production tests in the first nine months of 1996. Accordingly, the Company began upgrading the injection system throughout approximately half of the Company's 10,000 acres, as the first step in an expanded in-fill drilling program that will run through the end of 1997. This expanded in-fill drilling program is the source of increased expenditures on the Company's Montana properties in 1996 as compared to 1995.

     Expenditures relating to leasehold acquisition costs were $45,636 and $174,764 in the first nine months of 1996 and 1995 respectively. Of the total additions, expenditures in Poland were $14,000 in the first nine months of 1996 as compared to $170,500 in the same period of 1995. The decrease relates to the change in the Company's operations in its Baltic platform concession as it moves from concession acquisition to seismic acquisition and evaluation.

     During the first nine months of 1996, the Company sold an interest in unproved property in Nevada for $100,000 which was recorded as a recovery of capitalized costs.

     On May 3, 1996, the Company entered into an agreement with RWE-DEA Aktiengesellschaft fur Mineraloel und Chemie, Hamburg, Germany ("RWE-DEA"), which provides for joint operations on the Company's approximately 2.4 million acre on-shore Baltic Platform concession area in northern Poland. This agreement grants to RWE-DEA the right to earn 50% interest in the concession area by paying the Company $250,000 in cash (which was recorded as a recovery of capitalized costs), paying up to $1,100,000 for a seismic survey which has been completed on the Gladysze and other structures within the concession area, paying up to $1,000,000 for an exploratory well scheduled for the fourth quarter of 1996 at a location to be designated by RWE-DEA, and paying 50% of the cost of a second exploratory well. Should the costs of the planned seismic or drilling of the first exploratory well in 1996 exceed the amounts RWE-DEA is obligated to pay, the Company and RWE-DEA each will pay 50% of the excess. The Company is designated as the operator of all joint operations. The Company has agreed to pay an unaffiliated party a fee of approximately $125,000 (contingent upon RWE-DEA payments discussed above) for assisting the Company in its search for an international joint venture partner.

     In order to obtain desired treatment under Polish tax laws for joint activities with RWE-DEA on the Baltic platform area, the Company and RWE-DEA now intend to effect their 50-50 ownership in the project through RWE-DEA's purchase of 50% of the shares of FX Poland, the Company's Polish subsidiary. In order to take advantage of the anticipated tax benefits, RWE-DEA has deferred reimbursement to the Company of approximately $1,100,000 in exploration costs incurred as of September 30, 1996, until RWE-DEA's purchase of its interest in FX Poland is complete. This amount is included in amounts due from joint interest owners at September 30, 1996. Upon the purchase by RWE-DEA of a 50% interest ownership in FX Poland, the Company will de-consolidate FX Poland and begin accounting for its investment in this subsidiary on the equity method. At that time FX Poland will record the $1,100,000 as exploration expense. The Company will record its 50% share of this expense as its equity in FX Poland's net loss. Under the original agreement in effect at September 30, these costs were the responsibility of RWE-DEA and accordingly not recorded in the FX Poland financial statements.

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

     Effective October 1, 1996, the Company, through a Polish subsidiary, entered into an agreement with Poland's Ministry of Environmental Protection, Natural Resources and Forestry, to explore for gold and other associated minerals in a 71,000-acre block in the Sudety region of southwestern Poland.
The agreement provides for a four-year exploration term with the possibility of a three-year extension. The Company has an exclusive right to apply for an exploration license covering any mineral deposits discovered in the exploration phase. The Company and Homestake Mining Company (an international gold mining company) have signed a reconnaissance and standstill agreement covering the Sudety Exploration Area. Pursuant to such agreement, the parties will jointly develop and plan for the geological, geochemical, and geophysical reconnaissance of the Sudety Exploration Area to be carried out over the next year. Subject to the results of the reconnaissance, the two companies may elect to negotiate a subsequent agreement, in which case Homestake would likely take over operations with the Company retaining a working interest or royalty. The Company has agreed not to negotiate with any company other than Homestake regarding the Sudety Exploration Area for 14 months.

     The Company drilled an exploratory well in October 1996 on its Cobb Creek property in Nevada using its drilling rig, after which the drilling rig was moved to the Company's Montana operations. The Company did not identify any hydrocarbons in the well and subsequently plugged and abandoned the well. Additional exploration in the U.S. Rocky Mountain area will be pursued as prospects are identified and industry drilling groups are formed.

     Unproved oil and gas properties consists of property acquisition costs totaling $1,515,743 attributable to various individual exploration prospects. The Company's capitalized costs of unproved properties are concentrated in two main prospects, namely, Lake Valley and Poland. In accordance with generally accepted accounting principles, should the Company determine that prospects' capitalized costs are not recoverable following unsuccessful exploration drilling or otherwise, the Company would record an impairment charge which may materially and adversely affect the Company's results of operations for the period during which such impairment is recognized.

     Financing Activities

     During the first nine months of 1996, the Company sold 3,978,504 shares (3,450,000 in August 1996) of common stock resulting in net proceeds to the Company of $19,475,103. During the same period 141,004 warrants and stock options were exercised resulting in proceeds to the Company of $223,707. In the first nine months of 1995, the Company received $3,818,384 in net proceeds from the sale of 2,000,000 shares of common stock and $111,000 from the issuance of
FX Producing convertible preferred stock.   During the first nine months of 1995
the Company redeemed $464,666 of redeemable FX Producing preferred stock. During the first nine months of 1996 and 1995, the Company repaid $3,661,648 and $680,238, respectively, of long-term debt.

     The Company's issuance of 3,450,000 shares of common stock through a public offering in August 1996, resulted in net proceeds (after deducting
issuance costs of  $2,091,441) of approximately $17,746,059.   On August 7,
1996, the Company used proceeds from the public offering to pay off its bank debt which had an outstanding principal balance of $3,565,000. The Company will maintain its borrowing agreement with the bank, which has a borrowing base of $3,580,000 as of September 30, 1996. The remainder of the net proceeds from the
offering,  together with cash available  under the  Company's continuing   bank
credit facility and potentially available from operations, will be used to fund the Company's 1996 and 1997 capital expenditure budget of $15,300,000 and general corporate purposes. The Company's planned capital expenditures through December 31, 1997, are as follows: (i) approximately $7,000,000 for exploration and potential development activities related to the Baltic Concession, (ii) approximately $1,400,000 for the review and evaluation of available geological and geophysical data and the potential initiation of exploratory activities in the Carpathian joint study area, (iii) approximately $6,100,000 for in-fill development drilling in the Cut Bank field in Montana and (iv) approximately $800,000 for exploration activities in the western United States. The allocation of the Company's capital among the categories of anticipated expenditures is discretionary and will depend upon future events that cannot be predicted. Such events include the actual results and costs of future exploration and development drilling activities. Consistent with previous practice, the Company may obtain partial funding for its exploration and potential development activities through strategic arrangements with industry or financial partners.

      In October 1996, 243,000 options and warrants were exercised resulting in proceeds of $490,500.

RESULTS OF OPERATIONS

     Comparison of Third Quarter 1996 to Third Quarter 1995

     Oil sales increased $133,771 in the third quarter of 1996 to $611,235 as compared to $477,464 in the same quarter of 1995. The increase was due to an average increase of approximately $4.14 per barrel in the price of oil sold during the third quarter of 1996 as compared to the third quarter of 1995. Production was essentially flat, at 33,546 barrels for the third quarter of 1996, compared to 33,908 for the same quarter in 1995.

     Drilling revenues decreased $62,282 in the third quarter of 1996 to $2,996 as compared to $65,278 in the same quarter of 1995. In July 1995 the Company completed an exploratory well with its drilling rig resulting in income from partners in the well. The Company has not drilled any exploratory wells with its drilling rig during the first nine months 1996. The rig is currently being utilized in the Company's Montana in-fill drilling program. Drilling revenue will vary with the timing of wells being drilled, cost of the well and the Company's working interest.

     Operating costs increased $41,813 to $249,375 in the third quarter of 1996 as compared to $207,562 in the same quarter of 1995. The increase was primarily due to a continuation of concerted efforts to perform increased maintenance on the Southwest Cut Bank Sand Unit in conjunction with the Company's ongoing program to enhance the overall production of the field.

     Production taxes decreased $13,054 to $39,227 in the third quarter of 1996 as compared to $52,281 in the same quarter of 1995. The decrease was primarily due to an exemption, effective July 1, 1995, for certain stripper well production affecting most of the Company's Montana production. Effective January 1, 1996, another production tax of approximately 5.5% was eliminated on most of the Company's Montana production. These production taxes are not expected to be reinstated in the future.

     Exploration costs increased $76,278 in the third quarter of 1996 to $333,302 as compared to $257,024 in the same period of 1995. The increase is primarily due to the continued exploration in Poland and the evaluation of a new prospect in the western United States.

     Drilling costs decreased $53,259 to $15,050 in the third quarter of 1996 as compared to $68,309 in the same quarter of 1995. The costs incurred in the third quarter of 1995 included cost associated with the drilling of an exploratory well with the Company's drilling rig. There was no exploratory well drilled in the third quarter of 1996.

     Depreciation, depletion and amortization increased $18,876 to $129,794 in the third quarter of 1996 as compared to $110,918 for the same period of 1995. The increase was primarily due to increased capitalized oil and gas property costs for the third quarter 1996 as compared to the same quarter of 1995 and a reduction in total proved reserves used to calculate depreciation, depletion and amortization for the quarter ended September 30, 1996 as compared to the same period in 1995.

     There were no leasehold abandonments in the third quarter of 1996 as compared to $8,350 in the third quarter of 1995. Leasehold abandonments will vary from quarter to quarter and year to year based upon management's periodic assessment to determine whether the unproved properties have been impaired.

     General and administrative expenses decreased $356,713 to $332,771 in the third quarter of 1996 as compared to $689,484 in the same quarter of 1995. The decrease was primarily due to an expense of $425,000 in the third quarter of 1995 related to the issuance of options to employees and 200,000 shares of common stock to a shareholder as compensation for which there were no comparable charges in the same quarter of 1996. The increase in general and administrative expenses in the third quarter of 1996 as compared to the same quarter of 1995 (excluding the $425,000 in 1995) is due to additional administrative requirements of the Company in 1996 relating to the expanded exploration and development activities and the additional reporting requirements since the Company became subject to the periodic reporting requirements under the Securities Exchange Act in 1995.

     Interest and other income increased $103,894 to $118,842 for the quarter ended September 30, 1996, as compared to $14,948 in the same quarter of 1995. The increase is primarily due to an increase in the interest earned on investments of $118,679 in the third quarter of 1996 as compared to $5,266 in the same quarter of 1995. The increase in interest income is primarily due to an increase in investments resulting from the proceeds of the Company's public offering in August 1996.

     Interest expense decreased $43,766 to $46,422 for the quarter ended September 30, 1996 as compared to $90,208 for the quarter ended September 30, 1995. The decrease is primarily due to a reduction in the average outstanding balance of the Company's long-term debt (the Company's bank loan was paid off in August 1996) in the third quarter of 1996 as compared to the same quarter in 1995.

     Comparison of the First Nine Months of 1996 with the First Nine Months of 1995

     Oil sales increased $190,611 in the first nine months of 1996 to $1,688,343 as compared to $1,497,732 in the same period of 1995. The increase was due to an average increase of approximately $2.61 per barrel in the price of oil sold during the first nine months of 1996 as compared to the first nine months of 1995. The increase in price was partially offset by a decrease in production of 4,351 barrels to 97,664 for the first nine months of 1996 compared to 102,015 for the same period in 1995.

     Drilling revenues decreased $89,819 in the first nine months of 1996 to $10,721 as compared to $100,540 in the same period of 1995. In July 1995 the Company completed an exploratory well with its drilling rig resulting in income from partners in the well. The Company did not drill any exploratory wells with its drilling rig during the first nine months of 1996. Drilling revenue will vary with the timing of wells being drilled, cost of the well, and the Company's working interest.

     In the first nine months of 1995 the Company sold an interest in undeveloped acreage and recognized revenue from prospect sales of $75,000 related to the sale. During the first nine months of 1996, the Company received $250,000 from its partner ($225,000 after payment of related fees) in the Poland concession and $100,000 from the sale of an interest in undeveloped acreage in Nevada. However, net proceeds from both transactions in 1996 were treated as a recovery of costs in the overall projects and accordingly no revenues were recorded.

     Operating costs increased $69,049 to $797,871 in the first nine months as compared to $728,822 in the same period of 1995. The increase was primarily due to a continuation of concerted efforts to perform increased maintenance on the Southwest Cut Bank Sand Unit in conjunction with the Company's ongoing program to enhance the overall production of the field.

     Production taxes decreased $96,020 to $114,200 in the first nine months of 1996 as compared to $210,220 in the first nine months of 1995. The decrease was primarily due to an exemption, effective July 1, 1995, for certain stripper well production affecting most of the Company's Montana production. Effective January 1, 1996, another production tax of approximately 5.5% was eliminated on most of the Company's Montana production. These production taxes are not expected to be reinstated in the future.

     Exploration costs increased $217,872 in the first nine months of 1996 to $727,671 as compared to $509,799 in the same period of 1995. The increase is primarily due to the Company's ongoing exploration program in Poland and the evaluation of a new prospect in the western United States.

     Drilling costs decreased $89,531 to $41,086 in the first nine months of 1996 as compared to $130,617 in the first nine months of 1995. The costs incurred in the first nine months of 1995 were related to the drilling of an exploratory well with the Company's drilling rig during the third quarter of 1995. There was no exploratory well drilled in the first nine months of 1996.

     Depreciation, depletion and amortization increased $50,831 to $405,286 in the first nine months of 1996 as compared to $354,455 in the same period of 1995. The increase was primarily due to increased capitalized oil and gas property costs as of September 30, 1996 as compared to September 30, 1995 and a reduction in total proved reserves used to calculate depreciation, depletion and amortization for the nine months ended September 30, 1996 as compared to the same period of 1995.

     There were no leasehold abandonments in the first nine months of 1996 as compared to $41,983 in the first nine months of 1995. Leasehold abandonments will vary from quarter to quarter and year to year based upon management's periodic assessment to determine whether the unproved properties have been impaired.

     General and administrative expenses decreased $110,407 in the first nine months of 1996 to $1,058,633 as compared to $1,169,040 the same period of 1995. The decrease was primarily due to an expense of $425,000 in the third quarter of 1995 related to the issuance of options to employees and 200,000 shares of common stock to a shareholder as compensation for which there were no comparable changes in the same quarter of 1996. The increase in general and administrative expenses in the first nine months of 1996 as compared to the same period of 1995 (excluding the $425,000 in 1995) is due to additional administrative requirements of the Company in 1996 relating to the expanded exploration and development activities and the additional reporting requirements since the Company became subject to the periodic reporting requirements under the Securities Exchange Act.

     Interest and other income increased $114,003 to $175,661 in the nine months ended 1996 as compared to $61,658 in the same period of 1995. The increase is primarily due to an increase in interest earned of $123,300 on investments in the first nine months of 1996 as compared to the same quarter of 1995. The increase in interest income is primarily due to an increase in investments resulting from the proceeds of the Company's public offering in August 1996.

     Interest expense decreased $107,648 to $217,515 for the first nine months of 1996 as compared to $325,163 for the same period of 1995. The decrease is primarily due to a reduction in the average outstanding balance of the Company's long term debt (the bank loan was paid off in August 1996) in the nine months ended September 30, 1996 as compared to the same period of 1995.

     During the nine months ended September 30, 1995 the Company paid non-cash (stock) dividends of $76,005 on preferred stock of its oil-producing subsidiary, FX Producing. All preferred shares of FX Producing had been converted into common shares of the Company as of December 31, 1995 and accordingly there was no dividend payment on the preferred stock in 1996 nor will there be in the future.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



(a)  EXHIBITS

     The following exhibits are included as part of this report:

           SEC
Exhibit Reference
 Number   Number              Title of Document               Location
------- --------- ---------------------------------------- ---------------

10.01       10   Agreement dated effective October 1,      Incorporated by
                 1996, between Sudety Mining Company Sp. z Reference(1)
                 o.o. and the State Treasury of the
                 Republic of Poland, for the establishing
                 of the mining usufrusct for the purpose
                 of gold exploration
------------
(1) Incorporated by reference from the current report on Form 8-K dated October 1, 1996





(b)     REPORTS ON FORM 8-K

During the quarter ended September 30, 1996, the Company filed the following reports on Form 8-K


Date of Event Reported               Item Reported

     October 1, 1996                  Item 5.   Other Events
                                      Item 7.   Financial Statements and
                                                Exhibits
     October 9, 1996                  Item 5.   Other Events





                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FX ENERGY, INC.

                                  (Registrant)


Date:  November 13, 1996            By /s/ David N. Pierce
                                Chief Executive Officer, President, Chief
                                Financial and Accounting Officer, and Director