Form 10KSB
period 1996-12-31
FX ENERGY INC
filed 1997-03-26
CIK 907649

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-KSB
                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         COMMISSION FILE NUMBER:0-25386

                                FX ENERGY, INC.
                 (Name of small business issuer in its charter)

                        NEVADA                            87-0504461
              (State or other jurisdiction of         (I.R.S. Employer
             incorporation or organization)          Identification No.)

           3006 HIGHLAND DRIVE, SUITE 206,
                SALT LAKE CITY, UTAH                        84106
       (Address of principal executive offices)          (Zip Code)

    Issuer's telephone number, including area code:TELEPHONE (801) 486-5555
                                                   TELECOPY  (801) 486-5575

          Securities registered pursuant to section 12(b) of the Act:

            Title of Each Class        Name of each exchange on which registered
                     NONE                             NONE

          Securities registered pursuant to section 12(g) of the Act:
                        COMMON STOCK, PAR VALUE $0.001
                              (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
     Yes   X   No    o

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. o

The Company's revenues for the fiscal year ended December 31, 1996, were $2,421,106.

As of March 21, 1997, the aggregate market price of the voting stock held by non-affiliates was approximately $114,089,677 .

As of March 21, 1997, the Company had outstanding 12,530,381 shares of its common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1990):THE COMPANY'S DEFINITIVE PROXY STATEMENT IN CONNECTION WITH THE 1997 ANNUAL MEETING OF STOCKHOLDERS IS INCORPORATED BY REFERENCE IN RESPONSE TO PART III OF THIS ANNUAL REPORT.

-------------------------------------------------------------------------------
                               TABLE OF CONTENTS
-------------------------------------------------------------------------------


ITEM NUMBER AND CAPTION                                      PAGE


 PREFACE .............................................................2

PART I................................................................4
 ITEM 1.  DESCRIPTION OF BUSINESS ....................................4
 ITEM 2.  DESCRIPTION OF PROPERTY ....................................4
 ITEM 3.  LEGAL PROCEEDINGS ..........................................6
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........6

PART II...............................................................7
 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...7
 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS .4
 ITEM 7.  FINANCIAL STATEMENTS ......................................16
 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
  AND FINANCIAL DISCLOSURE ..........................................17

PART III.............................................................17
 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ........17
 ITEM 10.  EXECUTIVE COMPENSATION ...................................18

 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
   AND MANAGEMENT ...................................................18
 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........19
 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K .........................19



-------------------------------------------------------------------------------

                                    PREFACE

-------------------------------------------------------------------------------

                 CAUTION RESPECTING FORWARD-LOOKING INFORMATION

     This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," believe," "estimate," expect," and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

                              CERTAIN DEFINITIONS

     All defined terms under rule 4-10(a) of Regulation S-X promulgated by the Securities and Exchange Commission shall have their statutorily prescribed meanings when used in this report. In addition, the following terms have the meaning set forth below when used herein.

"API" means American Petroleum Institute.
"BPD" means barrels of oil per day.
"BBL" means barrel of oil.
"BCF"  means billion cubic feet of natural gas.
"DEVELOPMENT WELL" means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. "EXPLORATORY WELL" means a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir. "MBBL" means thousand barrels of oil.
"MMBBL" means million barrels of oil.
"MMBOE" means million barrels of oil equivalent.
"PROVED RESERVES" means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. "Proved reserves" may be developed or undeveloped.
"PV-10 VALUE" means the estimated future net revenue to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%. These amounts are calculated net of estimated production costs and future development costs, using prices and costs in effect as of a certain date, without escalation and without giving effect to non-property related expenses such as general and administrative expense, debt service, future income tax expense or depreciation, depletion, and amortization. "RESERVOIR" means a porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and that is distinct and separate from other reservoirs.
"STRATIGRAPHIC TEST" means a drilling effort, geologically directed, to obtain information pertaining to a specific geological condition. Such wells customarily are drilled without the intention of being completed for hydrocarbon production.

                                     PART I

-------------------------------------------------------------------------------

                        ITEM 1.  DESCRIPTION OF BUSINESS

-------------------------------------------------------------------------------

GENERAL

     FX Energy, Inc. (the "Company"), currently explores for oil and gas primarily in Poland and the western United States and produces oil from fields in Montana and Nevada. During 1996, the Company completed the public sale of 3,450,000 shares of Common Stock for net proceeds of approximately $17.7 million, advanced exploration of its principal oil and gas concession in Poland, obtained additional exploration rights in Poland, and continued limited development of its principal oil producing properties in Montana.

     The Company believes that its principal strengths are its existing prospects in Poland, its access to previously collected geological and geophysical data, its strategic alliances within the oil and gas industry, and its ability to identify exploration properties and prospects.

     During 1996, the Company's principal exploration activities were focused in Poland, primarily on 2.4 million acres in northern Poland (the "Baltic Concession") on which the Company acquired exploration rights in August 1995. The Baltic Concession is in a geological region (the "Baltic Platform") that contains established producing oil fields located approximately 50 miles to the northeast in the Kaliningrad district of Russia.

     Under an agreement reached in April 1996, the Company intends to explore and develop the Baltic Concession with RWE-DEA AG ("RWE-DEA"), a subsidiary of RWE AG, Germany's fifth largest industrial company. The Company and RWE-DEA have completed a 360 kilometer seismic survey on selected portions of the Baltic Concession, which assisted in RWE-DEA's selection of the site of the first exploratory well. In late January 1997 the Company commenced this first well, the Orneta #1, which is planned to test formations at a depth of approximately 8,600 feet. The Company expects to proceed with a number of additional seismic surveys and exploration wells to evaluate other structures, identify further drilling prospects, and assess alternative exploration models and to proceed with development, if warranted.

     In May 1996, the Company entered into a joint study agreement with the Polish Oil and Gas Company ("POGC") to reprocess and reinterpret geological and geophysical data collected from a 6.25 million acre joint study area in the Carpathian region of southeastern Poland (the "Carpathian JSA"). POGC is a government-owned oil and gas exploration, production, refining, transportation, and marketing entity. The Company and POGC are conducting a technical evaluation of the largely undrilled horizons below 2,500 feet with the intention of selecting specific areas on which to apply for concessions.

     In December 1996, the Company obtained exclusive oil and gas exploration rights and is proceeding with steps to obtain concessions on approximately 2.0 million acres in southeastern Poland near the city of Lublin (the "Lublin Concession."). The Company has access to approximately 3,000 kilometers of seismic data and logs of all wells previously drilled in the region, none of which resulted in commercial production in the Lublin Concession. The nearest known hydrocarbon discoveries, located 15 to 30 kilometers east of the exploration area, consist of two gas accumulations and an oil accumulation, as reported by POGC. The Company is now reinterpreting and reprocessing existing data from the exploration area and will soon seek a strategic partner to join in exploration drilling during 1997. The Company's Lublin Concession adjoins a region reserved by the government of Poland for oil and gas exploration by POGC, which is collaborating with the Company in an appraisal of the hydrocarbon potential of such area.

     In October 1996, the Company obtained rights to explore for gold and other associated minerals in a 71,000-acre block in the Sudety region of southwestern Poland (the "Sudety Exploration Area") and entered into a reconnaissance and standstill agreement with Homestake Mining Company ("Homestake"), an international gold mining company, under which the Company and Homestake will jointly plan limited geological, geochemical, and geophysical reconnaissance of the area. Subject to the results of the reconnaissance, the two companies may elect to negotiate a subsequent agreement, in which case Homestake would likely assume operations with the Company retaining a working or royalty interest. The Company has agreed not to negotiate with any company other than Homestake regarding the Sudety Exploration Area until December 1997.

     The Company currently produces oil exclusively in the United States. At December 31, 1996, the Company had estimated proved reserves of 5.4 MMBbl with a net present value of estimated future net revenue, discounted annually at 10% ("PV-10 Value") of approximately $35.4 million. Approximately 80.4% of the Company's 1996 production and 97.4% of its reserve base as of December 31, 1996, are concentrated in northern Montana's Cut Bank field. In January 1996, the Company completed an infill drilling program on a small portion of the Cut Bank field and has budgeted to continue the program on strategically selected additional areas in the field during the next two years. The results of the initial program are being reviewed and monitored; and if, in the opinion of the Company, other development opportunities then available to the Company, including development in the Baltic Concession or other areas in Poland, are likely to provide a greater financial return to the Company, funds initially budgeted to Cut Bank field development may be utilized for development of other fields.

     In late 1996, the Company plugged and abandoned an exploratory test at its Cobb Creek prospect in Nevada drilled in partnership with several independent energy companies. In view of the Company's other exploration opportunities and the current lack of industry interest in Nevada, the Company does not anticipate drilling its existing Nevada prospects in the foreseeable future. The Company is evaluating several additional exploration prospects in the western United States, principally in Wyoming, Montana, Nevada, and North Dakota.

     When used herein, the term "Company" includes both the Company and its subsidiaries.

COMPANY HISTORY

     In January 1989, the Company began its oil exploration activities with the formation of its predecessor, Frontier Exploration Company ("Exploration") by Mr. David N. Pierce and Mr. Andrew W. Pierce. In 1992, Exploration was reorganized with the Company, then known as Direct West, Inc., which then changed its name to Frontier Oil Exploration Company and continued its operations under the management of the former officers and directors of Exploration. Exploration continued as a wholly owned subsidiary of the Company. In June 1993, the Company acquired Petrolex Corporation, an oil and gas lease brokerage business owned principally by David Pierce. Effective April 1, 1994, the Company purchased producing oil properties and related assets in Montana and Nevada. In 1995, the Company launched a multi-year infill drilling operation on specific portions of the acquired Montana oil fields to develop additional proved producing reserves and increase the rate of production. In August 1995, the Company acquired rights to the Baltic Concession, and during 1996, the Company added three additional exploration projects in Poland. In July 1996, the Company changed its name from Frontier Oil Exploration Company to FX Energy, Inc.

BUSINESS STRATEGY

     The Company explores and develops oil and gas prospects both internationally in Poland and domestically in the western United States, implementing a strategy that includes the following:

  - Focus on Poland. The Company believes that the Baltic Concession, the Lublin Concession, and the Carpathian JSA provide a foundation upon which to build a significant exploration and development operation in Poland, capitalizing on Poland's attractive combination of significant reserve potential, underexplored acreage, and favorable operating environment. In 1989, Poland initiated market-based reforms which have resulted in the country's economy becoming one of the fastest growing in eastern Europe. Important elements of this transition have included the introduction of both a broad-based privatization program and an internationally competitive tax and royalty structure. Partially as a result of these initiatives, Poland attracted approximately $10.2 billion in direct foreign investment between 1989 and mid-1996. Such international oil companies as Texaco, Inc., Tenneco Co., Exxon Corp., and Shell Oil Co., have either secured, or obtained the exclusive right to negotiate for, oil and gas exploration rights. (See below.)

  - Access geological and geophysical data. The Company focuses on areas where it can reevaluate previously collected geological and geophysical data. During the preceding several decades, state-sponsored agencies in Poland gathered thousands of line miles of seismic data and drilled numerous oil and gas exploration or stratigraphic test wells in the various regions of the country that such agencies believed had hydrocarbon potential. These exploration efforts were hampered, in the Company's opinion, by the use of outdated seismic processing, drilling, testing, and completion techniques. Accessing this data and reevaluating it with modern processing techniques enables the Company to complete geological and geophysical reconnaissance of large areas that are relatively underexplored as compared to domestic regions with similar hydrocarbon potential.

  - Capitalize on strategic alliances. The Company seeks to form strategic alliances to reduce its financial exposure and risk and to gain additional technical and operational expertise. This strategy is exemplified by the Company's alliances with RWE-DEA covering the Baltic Concession and with POGC in the Carpathian JSA and the Lublin area. RWE-DEA, formerly Deutsche Texaco AG, is an established producer, refiner, and marketer of oil and gas in Europe and currently produces oil in the Baltic Sea off Germany's northern coast. Pursuant to an agreement with the Company, RWE-DEA will acquire a 50% interest in the Baltic Concession by paying the Company $250,000 and providing up to $2.1 million for a seismic survey now completed and an exploratory well currently underway, and by funding 50% of the cost of a second well. The Company will operate all wells it drills jointly with RWE-DEA. In addition, the Company is now evaluating existing geological and geophysical data contributed by POGC in order to determine the hydrocarbon potential of the Lublin Concession, adjacent POGC lands, and certain target areas within the Carpathian JSA. The Company intends to propose that it and POGC apply for exploration rights covering selected target areas within the Carpathian JSA upon the completion of this analysis.

  - Exploit domestic reserve base and prospects. The Company is studying the results of a 1995-1996 infill drilling program on a 1,000 acre tract of the Cut Bank field to determine whether, when compared to other opportunities now available in Poland and elsewhere, such drilling is resulting in competitive benefits to the Company and warrants expansion of the program to additional areas in the field. The Company also has an ongoing program of prospect generation and exploration in the western United States, which has resulted in the identification of prospects in Wyoming, Montana, Nevada, and North Dakota on which the Company is now seeking exploration rights, exploration partners, additional data, or other items.

     The Company's oil and gas exploration activities involve significant risks. There can be no assurance that the use of technical expertise as applied to geophysical or geological data will ensure that any well will encounter hydrocarbons. Further, there is no way to know in advance of drilling and testing whether any prospect encountering hydrocarbons will yield oil or gas in sufficient quantities to be economically viable. Several test wells are typically required to explore each prospect or exploration area, particularly underexplored areas such as the Baltic Concession and the other areas in Poland where a significant portion of the Company's exploration activities are concentrated. The Company may continue to incur substantial exploration costs in specific areas, including the Baltic Concession, the Lublin Concession and the Carpathian JSA in Poland, even if initial test wells are plugged and abandoned or, if completed for production, do not result in production in commercial quantities. To date, the Company has participated in seven exploratory test wells in the western United States, none of which has resulted in the establishment of commercial production or reserves.

POLAND EXPLORATION ACTIVITIES

     The Company believes that Poland offers an attractive environment in which to explore for and develop oil and gas prospects potentially containing recoverable reserves in excess of 25 million barrels of oil equivalent ("MMBOE"). By accessing previously collected geophysical (principally seismic), geological, and well data and reevaluating it with modern interpretive techniques, the Company believes that it will be able to capitalize on the combination of Poland's hydrocarbon potential and relatively new policies and programs to encourage the development of the country's domestic energy resources.

     Through 1997, the Company has allocated by far the largest portion of its exploration budget for its activities in Poland. The Company's success will depend to a high degree on its activities in Poland. There can be no assurance that the Company's efforts will be successful. Many of the Company's exploration decisions are based on scientific data gathered by third parties, some of which was gathered in the 1960s and 1970s. Although the Company is reprocessing a portion of such data, there can be no assurance that such data is as reliable as data gathered either using modern technology or under the Company's supervision. The success of the Company's efforts in Poland will depend, in addition to the risks normally associated with the exploration for oil, on its ability to maintain its relationship with its exploration partners and the Polish government and a number of political, economic, and other risks and uncertainties associated with conducting operations in a foreign country.

THE REPUBLIC OF POLAND

     The Republic of Poland is bordered on the north by the Baltic Sea, on the west by Germany, on the south by the Czech Republic and Slovakia and on the east by Lithuania, Belorussia, Ukraine, and the Kaliningrad district of Russia. Poland covers approximately 121,000 square miles and contains almost 40 million people. Between 1945 and 1989, Poland's political and economic systems were directly influenced by the former Soviet Union. In 1989, Poland peacefully asserted its independence, adopted a new constitution which established a parliamentary democracy, and began the transition to a market-based economy.

     Poland's comprehensive economic reform programs and stabilization measures implemented since 1989 have enabled it to move toward a free market economy and achieve one of the fastest growing economies in eastern Europe. In 1995, Poland progressed from International Monetary Fund Stand-By Conditionality and became a full member of the Organization for Economic Cooperation and Development in July 1996. According to one published report, Poland's gross domestic product grew by an estimated 7.0% in 1995, compared to 5.0% for the Czech Republic, 1.5% for Hungary, and negative 4.0% for Russia. One of the most important elements of Poland's economic growth has been the country's development of an entrepreneurial private sector. In 1995, private enterprises employed 62.5% of Poland's workforce as compared to 33.3% in 1989. Privatization of large government assets continues as Poland continues its economic reform programs.

     Poland's international trade has also undergone significant change since Poland gained its independence. As it has developed, the country has turned its economic ties from the east to the west. For example, in 1986, the former
Soviet Union accounted for 33% of Poland's imports and 28% of its exports.   By
1993, these figures had decreased to 4.6% and 5.5%, respectively, while the countries of the European Union purchased 71.3% of Poland's exports and provided 63.9% of its imports. According to Poland's Central Statistical Office, at the end of July 1996, the total value of foreign investment in Poland stood at $10.2 billion, as compared to $6.8 and $4.3 billion at December 31, 1995 and 1994, respectively. The United States and Germany are the leading foreign investors in Poland. A Polish government agency has concluded that direct foreign investment by foreign companies has been a forceful growth factor, generating over one-third of the country's total investment and acting as a powerful unemployment restraining factor.

     Between the 1850s, when oil was first commercially produced in the Carpathian region of southeastern Poland, and 1945, Poland produced approximately 61.4 MMBbl of oil and 303 Bcf of gas. War damage and overproduction following the 1939 invasions of Poland by Germany and the Soviet Union caused output to drop dramatically by 1945. Over the last several decades, the exploration and development of Poland's oil and gas resources have been hindered by a combination of limited financial resources, political difficulties, and a lack of modern exploration technology. Poland currently imports over 95% of its oil, primarily from the countries of the former Soviet Union and the Middle East. Domestic production of crude oil has increased from approximately 12,900 tons in 1990 to 13,400 tons in 1995. As industrial output has grown in most sectors of the economy, the growth in the motor vehicles industry has been particularly strong.

THE  BALTIC CONCESSION

     Introduction

     In August 1995, the Company was granted the exclusive right to explore and potentially develop the Baltic Concession, an onshore 2.4 million acre undeveloped area extending approximately 50 miles southward from the Baltic Sea in northern Poland. Subsequently, the Company was granted concessions enabling it to conduct exploration, development, and other field activities in the Baltic Concession. (See "ITEM 2. DESCRIPTION OF PROPERTIES.")

     The Baltic Concession is part of the Baltic Platform geological region that covers the southeastern portion of the Baltic Sea and portions of the bordering onshore areas of Poland, the Kaliningrad district of Russia, Lithuania, and Latvia. The B-3 oilfield, located off Poland's Baltic coast and first placed into production in 1992, has reportedly produced over 1.2 MMBbl through 1994. Onshore, approximately 34 fields have been discovered in the Baltic Platform in an area from approximately 50 miles northeast of the Baltic Concession in the Kaliningrad district of Russia to Lithuania, a further 50 miles northward. Four of the largest fields in this region reportedly have produced an aggregate of over 150 MMBbl through 1994. Oil produced from the Baltic Platform is generally high quality with an average API gravity of approximately 40o and contains insignificant amounts of sulfur, heavy metals, or similar contaminants. To date, there has not been any commercial production of oil or gas from the Baltic Concession.

     Between 1950 and 1993, agencies of the Polish government explored the Baltic Concession, gathering hundreds of line miles of seismic data and drilling seven exploratory wells and eight stratigraphic survey wells to the same formation that is productive in established fields in the Baltic Platform. Although none of these wells was completed for production, the majority indicated the presence of hydrocarbons. The Company, in conjunction with consultants that include Halliburton Engineering, Western Atlas, and Ryder Scott Company, was able to apply modern reprocessing techniques to reevaluate a significant portion of the seismic and well log data obtained from these wells. This information has enabled the Company to identify two drilled structures (as indicated by the Gladysze-1 and Gladysze-2 wells) and several undrilled structures in the Baltic Concession that, in the Company's opinion, may be similar in structural type and contain the same formations as wells that produce oil from regions of the Baltic Platform.

     The Company commissioned a detailed log analysis of the 15 wells described
above, including the Gladysze-1 and Gladysze-2 wells.   This analysis concluded
that both Gladysze wells appear to have encountered movable hydrocarbons, with 8% or more effective porosity and calculated water saturations of less than 30%. While there is no guarantee that this interpretation of these relatively old Russian-style well logs accurately reflects actual downhole conditions, the Company believes that this interpretation is consistent with other geological and geophysical data reviewed by the Company. This information includes contemporaneous drilling reports and core sample descriptions. Based on the foregoing, the Company has concluded that both Gladysze wells encountered reservoirs of movable oil.
     Although the Company believes that the Gladysze-1 and Gladysze-2 were the only wells drilled on geological structures, neither of the Gladysze wells was completed for production. The Company attributes this fact primarily to the outdated equipment and poor techniques used to drill and test the wells. The wells, for example, were drilled very slowly and with very heavy drilling mud, a common practice in eastern Europe and the Soviet Union at the time, which likely caused formation damage by sealing off porous reservoir rocks. In addition, the relatively short testing periods that followed were probably insufficient to overcome damage.

     Notwithstanding the substantial data available regarding the Baltic Concession from previous drilling efforts and other exploration programs, the Company believes that several exploration tests may be required to appraise the potential of any structure which the Company identifies. There can be no assurance that such tests will be successful. Although the Company has identified certain structures within the Baltic Concession that it believes have the potential to contain hydrocarbons, there can be no assurance that such structures actually contain hydrocarbons, that oil is present in commercial quantities or that the porosity, permeability or other characteristics of any reservoir formation will support the production of oil in commercial quantities.

     Strategic Alliance with RWE-DEA

     On the basis of the results from the above studies, during early 1996 the Company sought to reduce its financial exposure and risk and gain additional technical and operational expertise by seeking an industry participant for further activities on the Baltic Concession. In May 1996, the Company entered into a strategic alliance with RWE-DEA for joint operations on the Baltic Concession. RWE-DEA currently produces oil in the Baltic Sea off Germany's northern coast and is a member of a consortium of German and Russian oil companies that has been established to develop an offshore oilfield in the Kaliningrad district of Russia, north of the Company's Baltic Concession. RWE-DEA, formerly Deutsche Texaco AG, is a subsidiary of RWE AG, the fifth largest industrial enterprise in Germany. RWE-DEA is a fully integrated major oil and gas company with 1995 fiscal year revenue of U.S. $15.9 billion from worldwide energy and chemical businesses. The Company selected RWE-DEA as its partner in the Baltic Concession because of its established oil producing, refining, and distribution business throughout Europe, including limited gasoline marketing within Poland, and its international exploration and production experience. In addition, RWE-DEA's parent has business activities in Poland outside of oil and gas activities which include construction and power generation. The relationship with RWE-DEA should provide the Company with additional technical and operational expertise.

     Under its agreement with the Company, RWE-DEA will acquire a 50% interest in the Baltic Concession by paying the Company $250,000, providing up to $2.1 million for a seismic survey now completed and the cost of an exploratory well currently underway, and by funding 50% of the costs of a second exploratory well. All costs in excess of the amounts indicated above, in addition to the cost of any subsequent exploration and development activity, will be borne equally by the Company and RWE-DEA. If RWE-DEA does not participate in a second well, RWE-DEA's interest in the Baltic Concession will terminate. The Company is the operator for all joint operations. The Company agreed to pay a fee of $125,000 to an unaffiliated party for its help in the Company's first search for an international joint venture partner.

     In order to obtain desired treatment under Polish tax laws for joint activities with RWE-DEA on the Baltic Concession, the Company and RWE-DEA have determined to effect their 50-50 ownership in the project through RWE-DEA's purchase of 50% of the shares of the Company subsidiary which holds the Baltic Concession, Warmia Petroleum Company, Sp. z o.o.("Warmia"). RWE-DEA's purchase of 50% of the shares of Warmia is subject to approval by the Polish government. The Company expects that such approval will be obtained in 1997 based on discussions among representatives of the Company, RWE-DEA, and the Polish government. If such approval is not obtained, the Company will reimburse RWE-DEA for its direct expenditures related to the Baltic Concession. As of December 31, 1996, RWE-DEA had advanced Warmia $1.5 million to fund exploration activity on the Baltic Concession. On November 1, 1996, the Company obtained a $2.5 million Irrevocable Standby Letter of Credit as security for the repayment
of these advances.   This letter of credit expired unused on January 31, 1997.
Upon the purchase by RWE-DEA of a 50% ownership in Warmia, these advances will be converted into promissory notes to be repaid out of cashflow from the Baltic Concession. At that time, the Company will deconsolidate Warmia and begin accounting for its investment in this subsidiary on the equity method.

     The Company's plans for exploration and potential development of the Baltic Concession are based, to a significant degree, on the continued participation of RWE-DEA. If RWE-DEA elects not to continue its participation in the Baltic Concession for any reason, or the Polish government does not approve RWE-DEA's purchase of 50% of the shares of Warmia, the Company could, at its discretion, either seek a replacement partner or proceed as planned with a substantially increased budget, subject to available funds. Although the Company believes it would be able to locate an alternative strategic partner, there can be no assurance that the Company would be successful in obtaining the participation of another partner, that the terms of any such arrangement would be favorable to the Company, or that such efforts would not delay the Company's exploration and development of the Baltic Concession.

     Exploration, Development, and Production Plans

     Between May and October 1996, the Company and RWE-DEA gathered data from a 360 kilometer seismic program, augmenting previously collected data, to assist in RWE-DEA's selection of the initial drillsite for an exploratory test. In late January 1997, the Company commenced this first well, the Orneta #1, which is planned to test formations at a depth of approximately 8,600 feet. The Company expects to proceed with a number of additional seismic surveys and exploration wells to evaluate other structures, identify further drilling prospects, and assess alternative exploration models.

     The Company expects that it will be necessary to acquire additional seismic data and drill a number of tests in order to assess the hydrocarbon potential of either individual prospects or the Baltic Concession as a whole. There can be no assurance that wells drilled on any structure will encounter oil reservoirs or that the porosity, permeability, or other characteristics of any reservoir formations encountered will support production of oil in commercial quantities. The results of a single well, particularly the first test or other early tests, are unlikely to establish conclusively either the presence or absence of oil or gas in paying or commercial quantities, particularly given the variety of tools and techniques available for completion, formation treatment, directional drilling, or production.

     The Company intends to develop a comprehensive exploration and, if warranted, development program for the Baltic Concession in conjunction with RWE-DEA. At this early stage, the Company and RWE-DEA have identified several potential exploration targets, and it is likely that additional prospects, exploration models, and exploration techniques will be identified as exploration continues. Exploration of the Baltic Concession may continue for years without achieving a financial return, notwithstanding exploration results that are sufficiently favorable to warrant, in the opinion of the Company or RWE-DEA, further expenditures.

     Should the Company's exploration efforts discover hydrocarbons in the Baltic Concession, the Company will be required to engage in negotiations with national and local government officials of Poland regarding certain of the terms and conditions of the required exploitation licenses. This may result in increased costs and delays. (See "ITEM 2. DESCRIPTION OF PROPERTIES: Poland Concession Terms.")

     The Company currently has no agreement or arrangement for the sale, delivery, or refining of any oil that may be produced. Poland has two nearby refineries (in Gdansk and Plock) which the Company believes could process crude
oil produced in the Baltic Concession.   Subject to obtaining appropriate
approval, the Company is not precluded from exporting oil, but the Company presently has no such arrangements. RWE-DEA also has an ownership interest in a refinery in Schwedt, Germany, on the Polish border, which might purchase crude produced from the Baltic Concession, as the Company is not legally prohibited from exporting oil.

     Poland currently imports over 95% of its crude oil requirement, principally from the countries of the former Soviet Union and the Middle East. As the country's petroleum requirements continue to grow and Poland continues economic reform to establish its economic independence, it is possible that the demand for oil discovered and produced in Poland will increase. The Company anticipates that it could capitalize on such factors and would be able to sell any oil produced from the Baltic Concession in the spot market. The Baltic Concession contains a well-developed infrastructure of hard surface roads and railways over which oil produced from discoveries within the Baltic Concession could probably be delivered for sale. The Company could incur expenditures for the construction and operation of crude oil transportation and handling facilities if substantial oil production were established.

     There can be no assurance that the Company will be able to establish transportation, refining or marketing arrangements to sell any oil discovered and produced in Poland on terms favorable to the Company or that the Company will be able to make arrangements for the exportation of oil in the event such exportation is desirable to the Company.

THE CARPATHIAN JSA

     The Polish government has granted to POGC exclusive rights to explore for and develop hydrocarbons in areas covering a substantial portion of Poland. In January 1996, the Company and POGC initiated a limited review of Poland's hydrocarbon potential to select a region on which to undertake a detailed study program. As a result of this initial review, in May 1996, the Company entered into a joint study agreement with POGC in order to identify drillable hydrocarbon prospects in a selected area in the Carpathian region of southeastern Poland (the "Carpathian JSA"). Oil was first discovered in the Carpathian Mountains in the 1850s and has been produced there continuously from several fields, including discoveries in the 1960s.

     The initial goal of the joint study agreement was to identify the most promising target area in the Carpathian JSA (the "Carpathian Target Area"), primarily through the review of existing geological and geophysical data. Following this initial phase, the study is now focused on a more detailed analysis of existing seismic and other data contributed by POGC, supplemented by limited reprocessing of such data, to assess the Carpathian Target Area's hydrocarbon potential in the largely undrilled horizons below 2,500 feet and to generate drillable oil and gas prospects. The Company and POGC are each contributing technical personnel to participate in the study. The Company is funding approximately $100,000 of the initial technical research and analysis costs, including seismic data reprocessing, third-party data purchases and laboratory analysis. Although there is currently limited hydrocarbon production from certain shallow horizons in the Carpathian JSA, there has been virtually no commercial production from the depths which the Company has the right to evaluate with POGC.

     In the second quarter of 1997, the Company plans to submit with POGC an application to the appropriate Polish authorities for exploration rights over designated portions of the Carpathian Target Area. The Company and POGC will share equally in any new exploration rights that are obtained through this arrangement, except that if one party elects not to proceed with an application for an exploration license over a specific area, the other party may do so independently. Upon obtaining an exploration license or concession, the Company will gather additional seismic or other geophysical data to further define exploration targets and to develop a specific exploration drilling program in conjunction with POGC. The exploration drilling program may be undertaken by the Company and POGC on an equal basis or the Company could elect to decrease its interest in a project by sharing its ownership with a third party.

LUBLIN AREA EXPLORATION

     Lublin Concession

     In December 1996, the Company obtained exclusive oil and gas exploration rights and is now proceeding with steps to obtain concessions on the Lublin Concession covering approximately 2.0 million acres in southeastern Poland near the city of Lublin. The Company has access, through POGC, to a substantial amount of seismic data and logs of wells previously drilled in the Lublin Concession, none of which resulted in commercial production. The nearest known hydrocarbon discoveries, located 15 to 30 kilometers east of the Lublin Concession, consist of two gas accumulations and an oil accumulation.

     The Company is now reinterpreting and reprocessing existing data from the exploration area and designing an initial seismic data acquisition program than can be commenced during the second quarter of 1997. Although the Company has not undertaken significant efforts to seek a strategic partner to join in the seismic program and begin test drilling during 1997, it has been contacted by qualified potential partners that have expressed an interest in joining in exploration of the Lublin Concession. Based on the nature of such inquiries to date and the Company's experience in obtaining a strategic partner for the Baltic Concession, the Company expects that it will be able to reach a joint exploration arrangement with another energy company so that exploration drilling can commence in the Lublin Concession during 1997. There can be no assurance that the Company will be able to reach a joint exploration arrangement with any other firm, that substantial exploration will be completed in the near future, or that such exploration will result in a financial return to the Company.

     Evaluation of Adjacent POGC Area

     The Company's Lublin Concession adjoins a region reserved by Poland for exclusive oil and gas exploration by POGC. (This POGC area contains the two gas accumulations and the oil accumulation referred to above.) The Company is evaluating, interpreting, and reprocessing the geological, geophysical, and drillhole data on this area made available through POGC and will provide POGC with the Company's interpretation of the hydrocarbon potential of the area, including specific oil and gas prospects. If, in the opinion of the Company, the preliminary appraisal results in the identification of new oil and gas prospects, the Company may seek to join with POGC in applying for joint exploration and exploitation rights.

SUDETY EXPLORATION AREA/ STRATEGIC ALLIANCE WITH HOMESTAKE

     In October 1996, the Company obtained rights to explore for gold and other associated minerals in a 71,000-acre block in the Sudety region of southwestern Poland (the "Sudety Exploration Area") for a four-year exploration term with the possibility of a three-year extension. The Company has the exclusive right to apply for an exploitation license covering any mineral deposits discovered during the exploration phase.

     On obtaining exploration rights to the Sudety Exploration Area, the Company entered into a reconnaissance and standstill agreement with Homestake Mining Company, an international gold mining company. The Company and Homestake are jointly planning very limited geological, geochemical, and geophysical reconnaissance of the area to be carried out during 1997. Subject to the results of the reconnaissance, the two companies may elect to negotiate a subsequent agreement, in which case Homestake would likely assume operations, with the Company retaining a working or royalty interest. The Company has agreed not to negotiate with anyone other than Homestake regarding the Sudety Exploration Area until December 1997.

DEPENDENCE ON ACTIVITIES IN POLAND

     The Company's success will depend to a high degree on its activities in Poland. This dependence is likely to be reflected in both the short-term performance of the Company's common stock ("Common Stock") and the Company's long-term financial results. The Company is currently drilling its first exploratory well in Poland and intends to continue exploratory drilling in 1997. The market price of the Common Stock may experience significant fluctuations based on the outcome of individual wells and the Company's other exploration efforts in Poland. These fluctuations may be exacerbated by the fact that the Common Stock, in the Company's opinion, currently trades to a significant degree on the potential of the Company's current and planned activities in Poland. The success of the Company's efforts in Poland will depend, in addition to the risks normally associated with the exploration for oil, on its ability to maintain its relationships with its exploration partners and the Polish government and a number of other risks associated with conducting operations in a foreign country. If the Company's activities in Poland are unsuccessful, the price of the Common Stock would likely suffer a material decline, and investors would face the possible loss of a substantial portion of their investment. Because of the preliminary stage of the Company's activities in Poland, no assurance can be given that such activities will be successful.

     The Company has had limited operations and, if its activities in Poland are successful, may experience rapid growth. The Company's ability to manage this growth will depend, in part, upon its ability to attract and retain quality management and technical personnel. No assurance can be given that the Company will be able to attract or retain such employees or otherwise manage any potential expansion of its business. The likelihood of the success of the Company must be considered in light of the expenses, difficulties, complications, and delays frequently encountered in connection with the early stages of an oil and gas company. In particular, the Company's operations in Poland to date have focused primarily on the evaluation of prospects, and the Company has little or no experience in Poland regarding exploration, development, production, and marketing and has not yet drilled a well in Poland. Although the Company does have experience in these areas in the United States, there can be no assurance that such experience will assist in its activities in Poland.

GOVERNMENT REGULATIONS AND RELATED MATTERS

     The Company's activities in Poland are subject to political, economic, and other uncertainties, including the following: the adoption of new laws, regulations or administrative policies that may adversely affect the Company or the terms of its exploration or production rights; political instability and changes in government or public or administrative policies; export and transportation tariffs and local and national taxes; foreign exchange and currency restrictions and fluctuations; repatriation limitations; inflation; environmental regulations; and other matters.

     Governmental Regulation

     The Company's activities in Poland are subject to certain laws and regulations relating to the exploration for, and development, production, marketing, transportation, and storage of, oil, including measures relating to
the protection of the environment.   The regulatory regime governing these
activities was recently promulgated and is relatively untested. Therefore, there is little or no administrative or enforcement history or established practice that can aid the Company in evaluating how the regulatory regime will affect the Company's operations. Although the Company believes that the regulatory infrastructure currently in place and now being further developed in Poland is generally consistent with the government's stated purpose of encouraging both foreign investment and the development of Poland's natural resources, there can be no assurance that such governmental policy will not change or that new laws and regulations, administrative practices or policies or interpretations of existing laws and regulations will not materially and adversely affect the Company's activities in Poland.

     Environmental Regulations

     The Company's operations are subject to environmental laws and regulations in Poland. Poland's environmental laws and regulations provide for restrictions and prohibitions on spills, releases, or emissions of various substances produced in association with oil exploration and development. Additionally, if significant quantities of gas are produced in conjunction with the Company's production of oil, regulations prohibiting the flaring of gas and the absence of a gas gathering and delivering system may restrict production or may require significant expenditures by the Company to develop such a system prior to the production of oil. Certain aspects of the Company's proposed operations may require the submission and approval of environmental impact assessments by governmental authorities in Poland prior to commencing production.

     The Company completed a seismic program in 1996 and has only recently initiated drilling activities and has not incurred material environmental remediation costs to date. The Company believes that it is currently in material compliance with all applicable laws and regulations. However, there can be no assurance of such compliance or that applicable regulations or administrative policies or practices will not be changed by the Polish government. The cost of compliance with current regulations or any changes in environmental regulations could require significant expenditures, and breaches of such regulations may result in the imposition of fines and penalties, any of which may be material. There can be no assurance that these environmental costs will not have a material adverse effect on the Company's financial condition or results of operations in the future.

     Political Uncertainties

     The exploration, development, and production of oil and gas in Poland are and will be subject to ongoing uncertainties and risks, including risks of political instability and changes in government, export and transportation tariffs, local and national tax requirements, expropriation or nationalization of private enterprises, and other risks arising out of foreign government sovereignty over the exploration area. The terms of the agreements with governmental agencies are subject to administration by government officials and are, therefore, subject to changes in government personnel, the development of new administrative policies and practices, and political changes in Poland. There can be no assurance that the laws, regulations, and policies applicable to the Company will not change, that the laws and regulations will be applicable in any particular circumstance, or that the Company will be able to enforce its rights in Poland. The Company anticipates that it will be required to demonstrate, to the satisfaction of the Polish authorities, the Company's compliance with concession terms respecting exploration expenditures, results of exploration, environmental protection matters, and other factors. Although the exploration and exploitation rights of the Company may be canceled by the Company at any time, if it did so the Company would likely not be able to recover previous payments made under the rights or any other costs incurred respecting the rights upon such cancellation. There can be no assurance that the Company will be able to take measures to provide adequate protection against any of the political uncertainties discussed above.

     Currency Risks

     The Company will be subject to a variety of currency risks, including the risks that currencies will not be convertible at satisfactory rates, that the official conversion rates between United States and Polish currencies may not accurately reflect the relative value of goods and services available or required in Poland, or that inflation will lead to the devaluation of the Polish Zloty.

     Repatriation of Earnings

     The Company may be restricted as to the amount, manner, or timing of the repatriation to the United States of earnings from activities in Poland conducted through wholly or partially owned subsidiaries. Currently, there are no restrictions on the ability of a Polish entity to repay debt to a foreign parent corporation or to pay fair market compensation to a foreign parent corporation for legitimate services. However, Polish entities can pay dividends only once annually and only to the extent of profits, as determined in compliance with Polish accounting and regulatory requirements and as verified by an audit satisfying Polish professional standards. In addition, the payment of dividends by Polish subsidiaries is subject to a 5% withholding tax. Although the Company is entitled to a credit against its United States tax obligations equal to the Polish withholding tax, the Company may not be able to use this credit unless the Company owes taxes in the United States.

     Lack of Exploration and Development Infrastructure

     There can be no assurance that the Company will be able to conduct an effective and efficient exploration program in Poland. Further, the Company is subject to certain risks which could substantially increase the cost of exploration, development, and production activities and reduce potential financial returns, including the limited availability of certain modern exploration, drilling, and production equipment, supplies and services, and the lack of availability or limited capacity of oil and gas gathering, storage, transportation, and processing facilities.

UNITED STATES EXPLORATION, PRODUCTION, AND DEVELOPMENT ACTIVITIES

CUT BANK FIELD DEVELOPMENT

     The Company owns and operates producing oil wells, purchased effective April 1, 1994, in the Cut Bank and Bears Den fields in Montana and the Bacon Flat and Trap Spring fields in Nevada. The Company's 10,600 acres in the Cut Bank field accounted for approximately 80.4% of its 1996 oil production and 97.4% of its proved reserves as of December 31, 1996. (See "ITEM 2. DESCRIPTION OF PROPERTIES.")

      In January 1996, the Company completed a Cut Bank field infill drilling program on 1,000 acres which included the drilling of eight new production wells and five water injection wells and the conversion of two production wells to water injection wells. The Company's infill drilling program is based on the engineering model used in a similar program that resulted in significant production increases in a separate part of the Company's Cut Bank field properties under the guidance of a previous owner. There can be no assurance that the results of the Company's development program will achieve the results of the engineering model on which it is based, significantly increase production or reserves, or result in a financial return to the Company. The Company has budgeted to continue this infill drilling program at an estimated cost of $6.0 million during the next two years on strategically selected additional areas in the field in order to develop currently undeveloped reserves. The results of the initial program are being reviewed and monitored; and if, in the opinion of the Company, other development opportunities then available to the Company, including development in the Baltic Concession or other areas in Poland, are likely to provide a greater financial return to the Company, funds initially budgeted to Cut Bank field development may be utilized for development of other fields.

DOMESTIC EXPLORATION PROSPECTS

     The Company has a number of exploratory prospects in the western United States in various stages of evaluation, prospect identification, and drillsite selection. Domestically, the Company seeks exploration prospects that can be acquired or controlled with a limited financial commitment and have a sufficient risk/reward profile to attract drilling partners. The Company's traditional policy is not to drill an exploratory well until it can reduce its own financial commitment (and confirm its own evaluation of the prospect's merit) by forming a drilling group with other energy companies. Where practicable, the Company seeks to use its own drilling rig and related equipment to drill exploration tests in which it participates in order to offset some portion of the cost of participating in specific exploration prospects.

     The Cobb Creek prospect is located in Hamlin Valley, Nevada, near the Utah border approximately 225 miles southwest of Salt Lake City. Through the reprocessing of geological and geophysical data previously collected by other parties, the Company identified a large undrilled anticline and formed a drilling group with several independent energy companies to drill a test in late 1996. The test penetrated the target structure at a shallower depth than expected and encountered strong water flow, so the test was plugged and abandoned. The Company has farmed out its acreage position in this prospect and does not plan further exploration on this prospect in the foreseeable future.

     The Lake Valley region of Nevada is similar to Railroad Valley, Nevada's most prolific producing region that lies approximately 60 miles west of Lake Valley. The Company, with a group of industry partners, identified and drilled one structural feature in Lake Valley in 1993. This well was eventually plugged. In 1994, the Company and a group of industry partners purchased and reprocessed approximately 70 line miles of seismic data and acquired additional geophysical and geochemical data over approximately 70,000 acres. The initial operator discontinued its western United States exploration activities and its rights reverted to the Company. The Company became the operator and, based on the reprocessed and reinterpreted seismic data, identified six potential exploratory drillsites. In view of the Company's other exploration opportunities and the current lack of industry interest in exploration in Nevada, the Company does not plan further exploration on this prospect in the near future and, accordingly, has written down its investment in this prospect. The Company intends to maintain a property position sufficient to control the principal drilling prospects.

     The Company is evaluating several additional exploration prospects in the western United States, principally in Wyoming, Montana, Nevada, and North Dakota, and may undertake exploration or other activities on these prospects during 1997 if it is successful in obtaining required leases or other exploration rights, exploration partners, additional data, or other items, of which there can be no assurance.

GOVERNMENT REGULATION

     State and Local Regulation of Drilling and Production

     State regulatory authorities have established rules and regulations requiring permits for drilling, drilling bonds and reports concerning drilling and producing activities. Such regulations also cover the location of wells, the method of drilling and casing wells, the surface use and restoration of well locations, the plugging and abandoning of wells, the density of wells (well spacing) within a given area, and other matters.

     Environmental Regulations

     The Company's activities are subject to numerous federal and state laws and regulations concerning the storage, use, and discharge of materials into the environment, the remediation of environmental impacts, and other matters relating to environmental protection, all of which may adversely affect the Company's operations and the costs of doing business. There can be no assurance that future legislation or administrative regulations or interpretations will not impose stricter requirements that could have an adverse impact on the operating costs of the Company and the oil and gas industry in general. The Company does not currently believe that it will be required in the near future to expend material amounts due to environmental laws and regulations. A bond is posted with the Environmental Protection Agency as security for the Company's compliance with the environmental requirements administered by that agency respecting the water injection wells in the Company's Montana producing properties.

     Federal and Bureau of Indian Affairs Leases

     A substantial part of the Company's Montana producing properties are operated under oil and gas leases issued by the Bureau of Land Management or by certain Indian nations under the supervision of the Bureau of Indian Affairs. These activities must comply with rules and orders that regulate aspects of the oil and gas industry, including drilling and operating on leased land and the calculation and payment of royalties to the federal government or the governing Indian nation. Operations on Indian lands must also comply with applicable requirements of the governing body of the tribe involved including, in some instances, the employment of tribal members.

     Safety and Health Regulations

     The Company must also conduct its operations in accordance with various laws and regulations concerning occupational safety and health. Currently, the Company does not foresee expending material amounts to comply with these occupational safety and health laws and regulations. However, since such laws and regulations are frequently changed, the Company is unable to predict the future effect of these laws and regulations.

EMPLOYEES AND CONSULTANTS

     As of February 28, 1997, the Company had 30 employees, consisting of eight in Salt Lake City, Utah; 19 in the Company's Oilmont, Montana, field office; two in Houston, Texas; and one in Denver, Colorado. None of the Company's employees is represented by a collective bargaining organization, and the Company considers its relationship with its employees to be satisfactory. In addition to its employees, the Company regularly engages technical consultants to provide specific geological, geophysical, and other professional services.
OPERATIONAL HAZARDS AND INSURANCE

     The Company is engaged in the drilling and production of oil and, as such, its operations are subject to the usual hazards incident to the industry. These hazards include, but are not limited to, blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution, releases of toxic gas, and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations.

     In order to lessen the effects of these hazards, the Company maintains insurance of various types to cover its domestic operations. The Company has $5.0 million of general liability insurance. This insurance, however, does not cover all of the risks involved in oil exploration, drilling, and production of oil and, if coverage does exist, may not be sufficient to pay the full amount of such liabilities. The Company may not be insured against all losses or liabilities which may arise from all hazards because such insurance is unavailable at economic rates, because of limitation on the insurance policy or because of other factors. For example, the Company does not maintain insurance against risks related to violations of environmental laws. The occurrence of a significant adverse event that is not fully covered by insurance could have a materially adverse effect on the Company. Further, the Company cannot assure that it will be able to maintain adequate insurance in the future at rates it considers reasonable.

     The Company has investigated preliminarily risk management practices and the availability of casualty and liability insurance in Poland. In accordance with the agreement with RWE-DEA, at such time as the Company's Polish subsidiary acquires tangible assets, the Company would be required to provide for such insurance coverage. The Company maintains general liability coverage for its activities in Poland, but has no tangible assets in Poland. The Company's seismic and drilling contractors are required to maintain insurance coverage for operations by them on the Baltic Concession or other areas in Poland. There can be no assurance that the Company will be able to obtain insurance coverage for proposed activities if or when it acquires tangible assets in Poland or that any insurance obtained will provide coverage customary in either the industry or in the United States, or comparable to the insurance now maintained by the Company. The failure or inability to obtain adequate insurance would expose the Company to additional risks.

     A significant portion of the Company's exploration and development activities are subject to periodic interruptions due to weather conditions that may be quite severe in the areas where such activities are conducted. Heavy precipitation may make travel to exploration sites or drilling locations difficult or impossible. Extremely cold temperatures may delay or interrupt
drilling, well servicing and production.   The foregoing may reduce production
volumes or increase exploration and production costs.


-------------------------------------------------------------------------------

                        ITEM 2.  DESCRIPTION OF PROPERTY

-------------------------------------------------------------------------------

PRODUCING PROPERTIES

     All of the Company's producing properties were purchased effective April 1, 1994. The Company is the operator of all of its producing properties, except for the Bacon Flat well.
CUT BANK FIELD

     Production in the Cut Bank field commenced with the discovery of oil in the 1940s at an average depth of approximately 2,900 feet. The Southwest Cut Bank Sand Unit, which is the core of the Company's interest in the field, was originally formed by the Phillips Petroleum Company in 1963 which initiated a pilot waterflood in 1964 and eventually converted the entire unit to a waterflood with producing wells on 40 and 80 acre spacings. The Company owns an interest in 135 producing oil wells, 36 water injection wells and three water supply wells in the Cut Bank field. Working interests owned by the Company in the field range from 99.5% to 100%. Oil production from this field in 1996 averaged 333 Bpd (285 Bpd net). As of December 31, 1996, the Company's interest in the Cut Bank field represented 97.4% of the Company's total PV-10 Value.

BEARS DEN FIELD

     The Bears Den field in Montana was discovered in 1929 and has been under waterflood since 1990. Oil is produced at an average depth of approximately 2,430 feet. The Company owns an interest in five producing oil wells, four water injection wells, and one water supply well in the Bears Den field. The Company's working interest in this property is 48.0%.

TRAP SPRING FIELD

     Discovered in 1976, the Trap Spring field produces from fractured volcanics at an average depth of 3,700 feet. The Company owns interests in six producing oil wells in the Trap Spring field. Working interests owned by the Company in this field range from 21.6% to 50.5%.
BACON FLAT FIELD

     The first well in the Bacon Flat field was drilled in 1981 and produced over 300,000 Bbl during its seven-year productive life from a depth of approximately 6,000 feet. The Company owns a 16.9% working interest in a different Bacon Flat well which was drilled in 1993.

PRODUCTION AND MARKETING

     The following table sets forth the Company's average net daily oil production, average sales price and average production costs associated with such production during the periods indicated. The Company had no production prior to 1994 and no gas production for any of the periods for which information is presented.


                                               YEAR ENDED DECEMBER 31,
                                             1996      1995       1994
                                             ----      ----       ----
Average daily net oil production (Bbl)....     356        369       436(1)
Average sales price (per Bbl).............  $18.04     $14.67    $14.07
Average production costs (per  Bbl) (2)...  $ 9.44     $ 9.42    $ 5.81

(1) Daily production after the April 1, 1994, effective date of the purchase of producing properties.
(2) Production costs include lifting costs (electricity, fuel, water, disposal, repairs, maintenance, pumper, transportation, and similar items), and production taxes. Production costs do not include such items as depreciation and state and federal income taxes. Production costs for 1994 reflect the fact that after the Company acquired the properties in April 1994, it continued routine maintenance consistent with the practice of the previous owners. Between late 1994 and early 1996, the Company conducted an infill drilling and enhanced waterflood operation on portions of the Cut Bank property and, therefore, increased the level of maintenance to support long-term increases in production expected to result from such development. Effective July 1, 1995, an exemption for certain stripper well production affecting most of the Company's Montana production resulted in a tax savings during 1995. Effective January 1, 1996, another production tax of approximately 5.5% was eliminated in most of the Montana production. Production costs per Bbl also increased due to the substantial decline in production from the Bacon Flat well, which had extremely low production costs in 1995, due to formation damage. Because of the fixed costs that are included in average production costs, any production increases resulting from the development work described above should result in a moderate decrease in the average production cost per Bbl.

     The Company sells oil at posted field prices to one of several purchasers in each of the areas in which it has productive oil wells. For the years ended December 31, 1996, 1995, and 1994, over 85% of the Company's total oil sales were to CENEX, a regional refiner and marketer. Posted prices are published and are generally competitive among the various purchasers. The crude oil sales contracts are terminable by either party on 30 days' notice. During 1995 and 1996, the Company benefited from increases in the prices at which it is able to sell oil produced in Montana and Nevada, but will be adversely affected by any decline in prevailing oil prices. The Company has no gas production.

     Oil prices have increased materially during 1996, but there can be no assurance that such prices will continue. Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors: relatively minor changes in the supply of and demand for oil and gas; market uncertainty; political conditions in international oil producing regions; the extent of domestic production and importation of oil; the level of consumer demand; weather conditions; the competitive position of oil or gas as a source of energy as compared with coal, nuclear energy, hydroelectric power, and other energy sources; the refining capacity of prospective oil purchasers; the effect of federal and state regulation on the production, transportation, and sale of oil; and other factors, all of which are beyond the control or influence of the Company. In addition to its direct impact on the prices at which oil or gas may be sold, adverse changes in the market or regulatory environment would likely have an adverse effect on the Company's ability to obtain funding from lending institutions, industry participants, the sale of additional securities, and other sources.

OIL RESERVES

     The Company's oil properties containing proved oil reserves are located in Montana and Nevada. The following table sets forth the estimated oil reserve information as of December 31, 1996, for the Company's oil and gas properties and is based on the independent appraisal by Larry D. Krause, independent petroleum engineer, Billings, Montana. Mr. Krause's estimates were based upon the review of production history and other geological, economic, ownership, and engineering data provided by the Company. In accordance with SEC guidelines, the Company's estimates of future net revenues from the Company's proved reserves and the PV-10 Value are made using a sales price of $21.00, the weighted average oil sales price in effect as of December 31, 1996, the date of such estimate, and are held constant throughout the life of the properties.


          ESTIMATED                 DECEMBER 31, 1996
       PROVED RESERVES           OIL(BBL)      PV-10 VALUE(1)
     ------------------------    ----------   ---------------

     DEVELOPED PRODUCING
       Cut Bank .............   2,407,662     $  8,983,459
       Other ................     141,487          922,591
                                ---------     ------------
        Total ...............   2,549,149        9,906,050

     DEVELOPED NONPRODUCING
       Cut Bank .............     279,594        1,984,391
       Other ................          --               --
                                ---------     ------------
        Total ...............     279,594        1,984,391

     UNDEVELOPED
       Cut Bank (2) .........   2,614,037       23,528,804
       Other ................          --               --
                                ---------     ------------
        Total ...............   2,614,037       23,528,804

                                ---------     ------------
     TOTAL PROVED RESERVES...   5,442,780      $35,419,245
       RESERVES........
                                =========     ============

(1) The operating costs, based on information provided by the Company, are computed by estimating expenditures to be incurred in developing and producing the proved oil reserves, based on year-end costs and assuming the continuation of existing economic conditions.
(2) The PV-10 Value has been reduced by the estimated $6.0 million cost of development over the next two years.

     The oil reserves assigned to the properties in this evaluation were determined by analyzing current test data, extrapolating historical production data, and comparing field data with the production history of similar wells in the area. The current volatility of oil prices provides an element of uncertainty. If prices should vary significantly from those projected in the appraisal, the resulting values would change substantially. (As of February 1997, the Company was receiving approximately $17.74 per Bbl for oil sold.) The reserve estimates contained in the engineering report are based on accepted engineering and evaluation principles. The PV-10 Value does not necessarily represent an estimate of a fair market value for the evaluated properties.

     There are numerous uncertainties inherent in estimating quantities of proved oil reserves. The estimates in the appraisal are based on various assumptions relating to rates of future production, timing, and amount of development expenditures, oil prices, and the results of planned development work. Actual future production rates and volumes, revenues, taxes, operating expenses, development expenditures, and quantities of recoverable oil reserves may vary substantially from those assumed in the estimates. Any significant change in these assumptions, including changes that result from variances between projected and actual results, could materially and adversely affect future reserve estimates. In addition, such reserves may be subject to downward or upward revision based upon production history, results of future development, prevailing oil prices, and other factors.

     As noted above, the PV-10 Value has been reduced by estimated development costs of $6.0 million over the next two years. This reflects the estimated cost of infill drilling and waterflood operations on four specific areas to increase production rates, flood efficiency, and ultimate oil recovery. These efforts include returning eight shut-in wells to producing status, converting 12 shut-in water injection wells to producing oil wells, converting eight areas in the field to inverted five-spot waterflood patterns, and drilling six producing wells at various locations to further develop the field. For purposes of the reserve evaluation, it was assumed that the subject work will be performed during 1997 and 1998.

DRILLING ACTIVITIES

     The following table sets forth the wells drilled and completed by the Company during the periods indicated. Wells drilled during 1995 and 1994 include drilling activities on the Company's Montana and Nevada properties acquired effective April 1, 1994.


                                        YEARS ENDED DECEMBER 31,
                               ------------------------------------------
                                    1996          1995           1994
                               ------------   ------------  ------------
                               GROSS   NET    GROSS   NET   GROSS   NET
                               -----  -----   -----  -----  -----  -----
DEVELOPMENT WELLS:
 Producing ................       --     --     5.0    5.0    5.0    3.8
 Non-producing ............       --     --      --     --     --     --
                               -----  -----   -----  -----  -----  -----
      Total                       --     --     5.0    5.0    5.0    3.8

EXPLORATORY WELLS:
 Producing ................       --     --      --     --     --     --
 Non-producing ............      1.0    0.7     2.0    1.1    2.0    1.1
                               -----  -----   -----  -----  -----  -----
      Total ...............      1.0     0.7    2.0    1.1    2.0    1.1


     The above does not include five water injector wells drilled in each of 1994 and 1995 as part of the Cut Bank field infill development program. No gas wells were drilled by the Company during the indicated periods.

WELLS AND ACREAGE

     As of December 31, 1996, the Company had 128 gross and 121 net producing oil wells, all of which are in Montana and Nevada.

     The following table sets forth the Company's gross and net acres of developed and undeveloped oil and gas leases as of December 31, 1996.


                                DEVELOPED             UNDEVELOPED
                                 ACREAGE                ACREAGE
                          ---------------------  ---------------------
                            GROSS        NET       GROSS        NET
                          ---------- ----------  ---------- ----------
DOMESTIC
  Montana.............       10,692    10,415         1,150      1,057
  Nevada..............          400       128            37         16
                          ---------- ----------  ---------- ----------
     Total............       11,092    10,543         1,187      1,073

OLAND
  Baltic Concession...           --        --     2,375,000  1,187,500
  Lublin Concession (2)          --        --     2,000,000  2,000,000
                          ---------- ----------  ---------- ----------
     Total                       --        --     4,375,000  3,187,500
                          ---------- ----------  ---------- ----------
    TOTAL ...........        11,092     10,543    4,376,187  3,188,573
                          ========== ==========  ========== ==========

(1) Gives effect to the purchase of 50% of the shares of Warmia, the Company subsidiary which holds the Baltic Concession, by RWE-DEA under the Company's joint exploration arrangement discussed under the caption "ITEM
     1. DESCRIPTION OF BUSINESS" above.  (See "Concession Terms-Baltic" below.)
(2) The Company has entered into a Mining Usufruct Agreement dated December 20, 1996, with the Poland State Treasury represented by the Minister of Environmental Protection, Natural Resources and Forestry granting the Company exclusive oil and gas exploration and exploitation rights to designated concession blocks. The Company is now proceeding with steps to obtain concession licenses required for surface access.

POLAND CONCESSION TERMS

     In 1994, Poland adopted the Geological and Mining Law which outlined the process for energy companies to obtain domestic exploration and exploitation rights. All of the Company's rights in Poland have been awarded pursuant to this law.

     Under the Geological and Mining Law, the Ministry of Environmental Protection, Natural Resources and Forestry of the State Treasury (the "Concession Authority") enters into mining usufruct agreements that grant the holder the exclusive right to explore for and exploit the designated minerals for a specified period under prescribed terms and conditions. The holder of the mining usufruct then acquires a concession license to obtain surface access to the exploration area by making further application to the Concession Authority and providing the opportunity for comment by local governmental authorities.

     If a commercially viable discovery is made, the concession holder is required to obtain an exploitation license for a specified term. The granting of an exploitation license requires the consent of the local governments having jurisdiction over the production area. Although the Company has the exclusive right to receive an exploitation license in the Baltic Concession and the local governments will receive 60% of royalties paid, the Company could be subject to significant delays in obtaining the consents of local authorities or satisfying other governmental requirements prior to obtaining an exploitation license. On receiving an exploitation license, the holder is obligated to pay a fee then negotiated within an already agreed range based on the market value of the estimated recoverable reserves in place. Finally, the granting of an exploitation license would require the Company to comply with certain environmental regulations and may require the preparation of an environmental impact statement.

BALTIC

     In August 1995, the Concession Authority granted oil and gas exploration rights under a mining usufruct agreement covering the Baltic Concession to a wholly-owned Polish subsidiary of the Company. The Company subsequently acquired concession licenses required for surface access to the ten and one-half concession blocks within the area.

     The Company's exploration rights are divided into two successive three-year phases expiring in December 1998 and December 2001, respectively. In addition to drilling the first exploratory well now underway, to retain its rights in the Baltic Concession, the Company must relinquish 50% of the acreage at the end of the first three-year phase and commence a second exploratory well by December 1999. The Company is required to pay an annual fee of $33,333 and to spend at least $25,000 annually in the training of Polish citizens. To date, the Company believes that it has satisfied all material terms of the Baltic Concession agreement.
LUBLIN

     In December 1996, the Concession Authority granted oil and gas exploration rights under a mining usufruct agreement covering the Lublin Concession to a wholly-owned Polish subsidiary of the Company. The Company has applied for concession licenses required for surface access to the eight concession blocks within the area. Although no assurance can be given as to whether or when the required concessions will be granted, the Company does not expect that it will encounter delays that will materially impair proposed exploration of specific prospects.

     The Company's exploration rights are divided into two successive three-year phases expiring in three and six years, respectively, after grant of the last of the eight concessions in the concession area. The Company may relinquish rights to any concession blocks after the first three-year phase. To retain its rights in the Lublin Concession, the Company must review existing data and gather at least 500 kilometers of seismic data during the first three-year phase, commence one exploratory well within the first three-year phase, and commence at least one exploratory well in each of the retained concession blocks, excluding the block in which the initial test is located, by the end of the second three-year phase. The Company is required to pay a concession fee of $25,000 for each concession block ($200,000 for all eight blocks), payable one-half on award of the concessions and one-half on expiration of the first three-year phase, and to spend at least $25,000 annually in the training of Polish citizens. To date, the Company believes that it has satisfied all material terms of the Lublin Concession usufruct agreement.

SUDETY

     On October 1, 1996, the Concession Authority granted gold and associated minerals exploration rights under a mining usufruct agreement covering the Sudety Exploration Area to a wholly owned subsidiary of the Company, which subsequently obtained concessions on the three blocks in the area.

     The Company's exploration rights expire four years after the grant of
concessions in the exploration area.   To retain its rights to the Sudety
Exploration Area, the Company is required to make payments totaling $55,000 during the first year, complete a regional study respecting the prospective occurrence of gold within six months after the grant of the concession and continue with phased exploration during the succeeding two years, pay an annual concession fee of $15,000, and spend an aggregate of $800,000 in exploration of the area within four years.

EXPLOITATION LICENSE

     If a commercially viable discovery of oil were made, the Company would be required to apply for an exploitation license with a term of 30 years and thereafter for the productive life of the property. At this point, the Company will be obligated to pay a fee to be negotiated within the range of 0.001% to 0.05% of the market value of the estimated recoverable reserves in place, payable in five equal annual installments. The Company's activities in Poland are subject to the risk of changes in the royalty rate to be paid on production. Poland's Council of Ministers sets a base royalty rate for the extraction of each mineral. The base royalty rate for oil is currently 6%, but could be increased unilaterally up to 10% (the current statutory maximum base royalty rate) by the Council of Ministers. The base royalty rate for gold is 10% by default, as the Council on Ministers has not yet set a specific rate for gold. The Concession Authority can set the royalty rate for any particular commercial production in a range between 50% and 150% of the base royalty rate, depending on the economic viability of such operation.
TITLE TO PROPERTIES

     The Company holds property interests in the western United States associated with its production and exploration activities and in Poland associated with it various exploration rights and concessions.

     Nearly all of the Company's domestic working interests are held under leases from third parties. The Company usually seeks to obtain a title opinion concerning such properties prior to the commencement of drilling operations.
The Company has obtained such title opinions or other third party review on nearly all of its producing properties and is of the opinion that it has satisfactory title to all such properties sufficient to meet standards generally accepted in the oil and gas industry. The Company's properties are subject to common burdens, including customary royalty interests and liens for current taxes, but the Company has concluded that such burdens do not materially interfere with the use of such properties. Further, the Company believes that the economic effects of such burdens have been appropriately reflected in the Company's acquisition costs of such properties. Title investigation before the acquisition of undeveloped properties is less thorough than that conducted prior to drilling, as is standard practice in the industry. A title opinion is typically obtained prior to the commencement of drilling exploratory wells.

     With respect to its exploration rights and property interests in Poland, the Company relies on sovereign ownership of such mineral rights by the Polish government and has not conducted and does not plan to conduct any independent title examination. The Company has obtained final documentation with the advice of Polish legal counsel to comply with Polish laws.
OFFICES AND FACILITIES

     The Company's executive offices, approximately 3,010 square feet of office space located at 3006 Highland Drive, Salt Lake City, Utah, are rented at $2,960 per month under a month to month agreement.

     The Company owns a 16,160 square foot office building located at the corner of Central and Main in Oilmont, Montana. The Company utilizes 4,800 square feet for its field office and rents the remaining space to unrelated third parties for $880 per month. The registered address of Warmia, at Wal Miedzesynski 646, 03-994 Warszawa, Poland, is provided at nominal cost by an unrelated person.


-------------------------------------------------------------------------------

                           ITEM 3.  LEGAL PROCEEDINGS

-------------------------------------------------------------------------------

     The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by the Company or, to the best of its knowledge, against it.



-------------------------------------------------------------------------------

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

-------------------------------------------------------------------------------

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1996, to a vote of the Company's security holders.
                                    PART II


-------------------------------------------------------------------------------

                     ITEM 5.  MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

-------------------------------------------------------------------------------

PRICE RANGE OF COMMON STOCK

     Effective August 1, 1996, the Common Stock began to be quoted on the Nasdaq National Market under the symbol "FXEN." Between June 7 and August 1, 1996, the Common Stock was quoted on the Nasdaq SmallCap Market under the symbol "FXEN."

     The Company believes that the trading market for Common Stock was extremely limited prior to the completion of the Company's sale of 2 million shares of Common Stock in September 1995. As a result, the potential existed prior to September 1995 for the trading of a relatively minor number of shares to result in a significant change in the trading price of the Common Stock. Therefore, the Company does not believe that quotations before late 1995 should be considered reliable indicators of the existence of a viable trading market for the Common Stock.

     The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock as quoted on Nasdaq under the symbol "FXEN" commencing June 7, 1996, and the high and low bid quotation for the Common Stock as quoted on the OTC Electronic Bulletin Board under the symbol "FOEX" through June 6, 1996, based on interdealer bid quotations, without markup, markdown, commissions or adjustments:


                                            LOW          HIGH
                                          -------      --------

1995
   First Quarter.................          $2.75         $3.38
   Second Quarter................           2.00          3.00
   Third Quarter.................           1.25          2.13
   Fourth Quarter................           1.75          2.75

1996
   First Quarter.................         $ 2.00        $ 3.91
   Second Quarter................           2.63          9.63
   Third Quarter.................           5.70          9.75
   Fourth Quarter................           8.25         10.38

     On March 21, 1997, the closing sales price for the Common Stock on the Nasdaq National Market was $9.875 per share.

     The market price for the Common Stock has been volatile in the past and could fluctuate significantly in response to the results of specific exploration drilling tests (particularly the first test or other early tests), variations in quarterly operating results and changes in recommendations by securities analysts. In addition, the securities markets regularly experience significant price and volume fluctuations that are often unrelated or disproportionate to
the results of operations of particular companies.   These broad fluctuations
may adversely affect the market price of the Common Stock.

DIVIDEND POLICY

     The Company has never paid cash dividends on the Common Stock and does not anticipate that it will pay dividends in the foreseeable future. The Company currently intends to continue a policy of using retained earnings primarily for the expansion of its business.


SHAREHOLDERS

     The Company estimates that as of March 21, 1997, it had approximately 900 stockholders.
UNREGISTERED SALES OF COMMON STOCK

     During 1996, the year covered by this report, the Company sold securities without registration under the Securities Act of 1933 (the "Securities Act") in the following transactions:

  1. During the year ended December 31, 1996, individuals exercised outstanding warrants to purchase an aggregate of 50,004 shares of Common Stock at a weighted average exercise price of $1.59 per share and options to purchase 369,000 shares of Common Stock at a weighted average exercise price of $2.01 per share

  2. In January 1996, the Registrant sold 12,500 shares of Common Stock to a business associate of an executive officer and director for aggregate proceeds of $25,000. A notice on Form D was timely filed with the Commission respecting the issuance of such shares.

  3. During the first quarter of 1996, the Company sold an aggregate of 359,893 shares of Common Stock at $3.00 per share for net proceeds of approximately $940,000. During April and May 1996, the Company sold an aggregate of 156,111 shares of common stock at $4.50 per share for net proceeds of approximately $680,000. Securities in these offerings were sold to an aggregate 26 accredited and 10 nonaccredited investors. A notice on Form D was filed with the Commission respecting these offerings.

  4. Between January and April 1996, the Company issued for services provided 40,000 shares of Common stock to three individuals, all of whom are citizens and residents of Poland.

  5. Between March and September 1996, the Company issued 6,000 shares to an individual on his appointment as a director of the Company; 5,500 shares of Common Stock to a brother of two executive officers and directors of the Company for services in connection with the installation and maintenance of the Company's computer network; and 5,951 shares of Common Stock to a corporation with principal offices in England that provided services in relation to assisting the Company in its search for a partner in its activities in Poland.

  6. In January 1996, the Company issued 1,093 shares of Common Stock in connection with the acquisition of an interest in the Cut Bank field to increase the Company 's holdings in the field.

     The securities issued in the transactions described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in Section 4(2) thereof.

     Each purchaser was provided with business and financial information respecting the Company and was provided with the opportunity to obtain additional information in order to verify the information provided or to further inform themselves respecting the Company.

     Each of the persons acquiring such securities acknowledged in writing that he, she, or it was obtaining "restricted securities" as defined in rule 144 under the Securities Act; that such shares could not be transferred without registration or an available exemption therefrom; that he, she, or it must bear the economic risk of the investment for an indefinite period; and that the Company would restrict the transfer of the securities in accordance with such representations. Such persons also agreed that any certificates representing such shares would be stamped with a restrictive legend covering the transfer of such shares. The certificates representing the foregoing shares bear an appropriate restrictive legend conspicuously on their face, and stop transfer instructions are noted on the Company's stock transfer records.

     In addition to the foregoing, the provisions of Regulation D were relied on in connection with the sale of certain shares of common stock discussed in paragraph 2 and 3 above.

     Regulation S was also relied on respecting sales of 40,000 shares of Common Stock as described in paragraph 4, to persons who were not "U.S. Persons," as that term is defined therein. The offer of such securities was made to persons in Poland, not in the United States, and at the time the purchases were made, the buyers were outside the United States. The Company did not engage in directed selling efforts, as defined in Regulation S, in connection with such transactions. In connection with the purchase of such securities, (a) each buyer agreed in writing that all offers and sales of the securities prior to the expiration of the applicable one-year restricted period could only be made pursuant to registration of the securities under the Securities Act or pursuant to an available exemption, and (b) all written materials used in connection with the offering contained the statements as required by Rule 902(h)(2). Each offshore purchaser made the written representations required by Rule 903(c)(3)(iii)(B) (1) and (2). Certificates representing the shares sold in reliance on Regulation S bear a legend on their face as required by Rule 903(c)(3)(iii)(B)(3). The agreement between the Company and each offshore purchaser requires the Company to refuse to register any transfer of securities not made in accordance with Regulation S as provided in Rule 903(c)(3)(iii)(B)(4). All sales were made without the participation of a distributor.


-------------------------------------------------------------------------------

                ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS

-------------------------------------------------------------------------------

SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of the Company for each of the five years in the period ended December 31, 1996, are derived from the audited financial statements and notes thereto of the Company, certain of which are included herein. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere herein.

                                          YEARS ENDED DECEMBER 31,
                              ------------------------------------------------
                                1996      1995      1994      1993      1992
                              --------  --------  --------  --------  --------

                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues:
Oil sales ..................  $ 2,346   $ 1,981   $ 1,692        --        --
Drilling revenue ...........       75       111       224        --        --
Other (1) ..................       --        75        --    $  276    $  342
                              --------  --------  --------  --------  --------
 Total revenues ............    2,421   $ 2,167     1,916       276       342
                              --------  --------  --------  --------  --------

Operating costs and expenses:
Production and operating
 costs (2) .................    1,225     1,272       680         7       45
Exploration costs ..........    2,426       747       651       654       --
Depreciation, depletion and
 amortization ..............      558       503       422         3        7
General and administrative      1,715     1,466       816       353      259
Leasehold impairment .......    1,290       115        --        --       --
Drilling costs .............      154       141       178        --       --
                              --------  --------  --------  --------  --------
 Total operating costs and
 expenses ..................    7,368     4,244     2,747     1,017      311
                              --------  --------  --------  --------  --------

Operating income (loss).       (4,947)   (2,077)     (831)     (741)      31
Interest and other income...      370        98        53        39       36
Interest expense............     (333)     (448)     (214)       (2)      (4)
Minority interest: Non-cash
 dividends(3) ..............       --       (93)       --        --       --
                              --------  --------  --------  --------  --------
Net income (loss) before
 income taxes ..............   (4,910)   (2,520)     (992)     (704)      63
Benefit from (provision for)
 income taxes ..............       --        --        --         9      (16)
                              --------  --------  --------  --------  --------
Net income (loss)...........  $(4,910)  $(2,520)  $  (992)   $ (695)  $   47
                              ========  ========  ========  ========  ========

Net income (loss) per common
 share .....................  $ (0.49)  $ (0.47)  $ (0.44)   $ 0.03   $(0.40)
Weighted average shares
 outstanding ...............   10,018     5,389     2,229     1,750    1,412

CASH FLOW STATEMENT DATA:
Net cash provided by (used
 in) operating  activities..  $(3,651)  $(1,030)  $  (322)   $ (569)  $   96
Net cash used in investing
 activities ................   (7,005)   (1,489)   (4,432)      (22)    (265)
Net cash provided by
 financing activities ......   18,259     2,974     4,587     1,046      171

                                            AS OF  DECEMBER3 1,

                                1996      1995      1994      1993      1992
                              --------  --------  --------  --------  --------
BALANCE SHEET DATA:                       (IN THOUSANDS)
Working capital (deficit)     $13,840   $  (278)  $  (272)   $  283   $ (154)
Total assets ...............   22,994    10,039     8,436     1,317      374
Long-term debt .............    1,500     3,359     4,091        --       --
Redeemable FX Producing
 preferred stock ...........       --        --       550        --       --
Stockholders' equity .......   20,908     5,224     1,280       910      173

(1)  Other revenues include prospect sales and project management fees.
(2)  Includes production taxes.
(3)  Non-cash dividend on FX Producing convertible preferred stock.


MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

     The Company explores for oil and gas primarily in Poland and the western United States and produces oil from fields in Montana and Nevada. During 1996, the Company advanced exploration of its principal oil prospect in Poland under its exploration arrangement with RWE-DEA, obtained additional exploration rights in Poland, and continued limited development of its principal oil producing properties in Montana. These substantially expanded activities were funded principally through the sale of equity securities, including a public offering of 3,450,000 shares of Common Stock for net proceeds of approximately $17.7 million completed in the third quarter.

     In August 1995, the Company acquired exploration rights to the Baltic Concession and began to focus its exploration efforts in Poland. Since then the Company has devoted an increasing amount of its financial and other resources to its activities in Poland.

     Effective April 1, 1994, the Company acquired producing properties and related assets in Montana and Nevada. As a result, the Company's activities were expanded substantially and the Company began generating revenue from oil production, well drilling, and related activities. Thereafter, the Company began to have increased operating revenue but continued to report operating losses and negative cash flows from operations.

     From its organization in January 1989 through the first quarter of 1994, the Company generated revenue principally from the sale of oil and gas prospects in the western United States and from fees generated by the management of domestic joint exploration groups formed by the Company. During such period, the Company reported substantial operating losses.

     From its inception in January 1989 through December 31, 1996, the Company incurred cumulative losses of $9.2 million and, because of its ongoing exploration activities, expects that it will continue to incur losses and that its accumulated deficit will increase. The Company reported losses of $4.9 million and $2.5 million for the years ended December 31, 1996 and 1995, respectively. The Company anticipates that it will incur losses through 1997 and possibly beyond, depending on whether exploration of the Baltic Concession results in the commencement of production in quantities sufficient to cover related operating expenses and whether the infill drilling program in the Cut Bank field in Montana results in significant and sustained increased production.

RESULTS OF OPERATIONS

     The Company's results of operations for the fiscal year ended December 31, 1996 and 1995, include full years of revenues from oil production, well servicing and related activities and include interest expense related to bank debt through the third quarter of 1996, whereas the year ended December 31, 1994, includes only revenues and expenses from such items after April 1, 1994, the effective date of the purchase of the Montana and Nevada producing properties and related assets. Therefore, in the Company's opinion the results of operations for the fiscal years ended December 31, 1996 and 1995 are not comparable with the fiscal year ended December 31, 1994.

     Revenues

     Oil sales increased 18.4% to $2.3 million in 1996 from $2.0 million in 1995 primarily due to a 22.9% increase in the average price per Bbl sold to $18.04 in 1996 from $14.67 in 1995. These increases were partially offset by a 3.5% decrease in oil production in 1996 due to the natural decline in production rates that were not offset by increases in production resulting from the infill drilling program completed in January 1996 in one area of the Cut Bank field. (See "ITEM 1. DESCRIPTION OF BUSINESS: United States Exploration and Development Activities.")

     Oil sales increased 17.1% to $2.0 million in 1995 from $1.7 million in 1994 primarily due to the inclusion of one full year of oil sales in 1995 as compared to a partial year in 1994. Oil sales also increased due to a 4.3% increase in the average price per Bbl sold to $14.67 in 1995 from $14.07 in 1994. These increases were partially offset by a 15.4% decrease in average daily net oil production in 1995. The decrease in average daily net production in 1995 was primarily due to the loss of 51 Bpd in average net production from a well in the Bacon Flat field that sustained formation damage in 1994 and a production decrease of 17 Bpd from the Cut Bank field. This decline in Cut Bank production represents a normal production decline in the absence of infill drilling.

      Drilling revenue decreased by 32.4% in 1996 to $75,000 as compared to $111,000 in 1995, and decreased 50.5% in 1995 from $224,000 in 1994. One well was drilled in each of 1996 and 1995 with the Company's drilling rig as compared to two wells in 1994.

     During the last three years, the Company sold a prospect only in 1995.

     Operating Costs and Expenses

     Production and operating costs decreased 3.6% to $1.23 million ($9.44 per Bbl) in 1996 from $1.27 million ($9.42 per Bbl) in 1995. The decrease is due primarily to a decrease in production taxes, which more than offset increased maintenance expenditures in the Cut Bank field in conjunction with the Company's plan to enhance production.

     Production and operating costs increased 87.1% to $1.27 million ($9.42 per Bbl) in 1995 from $680,000 ($5.81 per Bbl) in 1994. The increase in total production and operating costs was due primarily to the inclusion of one full year of oil production in 1995 compared to a partial year in 1994. The increase on a per Bbl basis was due primarily to increased labor costs resulting from abnormally wet weather conditions in the second quarter of 1995 and increased maintenance expenditures on the Cut Bank field in conjunction with the Company's plan to enhance production, which more than offset an exemption from production taxes for certain stripper well production, effective July 1, 1995, affecting most of the Company's Montana production.

     Exploration costs increased 224.8% to $2.4 million in 1996 from $747,000 in 1995, and increased 14.7% in 1995 from $651,000 in 1994. The increases in both 1996 and 1995 were due primarily to a continuing expansion of exploration activities in Poland in 1996 and 1995, which includes a $1.1 million seismic program and geophysical data review and reprocessing and similar expenses in 1996. Approximately $1.5 million of 1996's $2.4 million in exploration costs was paid from advances made by RWE-DEA, as discussed below. In the United States, the Company participated in one dry hole in 1996 and two dry holes in both 1995 and 1994.

     Depreciation, depletion, and amortization increased 6.0% to $533,000 ($4.11 per Bbl) in 1996 as compared to $503,000 ($3.73 per Bbl) in 1995, and increased 19.2% in 1995 from $422,000 ($3.61 per Bbl) in 1994. The increase in 1996 as compared to 1995 was due primarily to increased capital expenditures associated with the Montana infill drilling program. The increase in 1995 as compared to 1994 was due primarily to the inclusion of one full year of production in 1995 compared to a partial year in 1994.

     General and administrative expenses increased 17.0% to $1.7 million in 1996 as compared to $1.5 million in 1995, and increased 79.7% in 1995 from $816,000 in 1994. The increases in each of these years is the result of continuing increases in administrative requirements due to a general expansion of the Company's activities. The increase in 1995 as compared to 1994 was due primarily to non-cash expenses of $425,000 relating to the issuance of stock options to employees and the issuance of 200,000 shares of Common Stock to a shareholder as compensation for financial consulting.

     In 1996 the Company reported a $1.3 million impairment expense related to the determination by the Company that it was probable that the capitalized costs of certain unproved properties were not realizable. Most of this expense related to the Company's Lake Valley, Nevada, exploration prospect. In view of the Company's other exploration opportunities and the current lack of industry interest in Nevada, the Company does not anticipate drilling its Nevada prospects in the foreseeable future. The 1995 impairment expense also related to certain of the Company's Nevada prospects. The Company did not report any impairment expense in 1994. As discussed below, impairment allowances will vary from period to period based upon the Company's determination that capitalized costs of unproved properties, on a property-by-property basis, are not considered to be realizable.

     Drilling costs increased 9.6% to $154,000 in 1996 as compared to $141,000 in 1995 and decreased 20.1% in 1995 from $178,000 in 1994. Variations in drilling costs are due primarily to differences in the number of wells drilled and the costs of drilling in the respective periods.

     Interest and Other Income (Expense)

     Interest and other income increased 277.6% to $370,000 in 1996 from $98,000 in 1995 and increased 84.9% in 1995 from $53,000 in 1994. This increase in 1996 as compared to 1995 was due primarily to the significantly larger cash balances on hand during the last part of 1996 as a result of the receipt of $17.7 million in net proceeds from a public stock offering completed in the third quarter. This increase in 1995 as compared to 1994 was due primarily to a $20,000 increase in interest income due to a greater average cash balance during 1995 and the sale of equipment in 1995 which resulted in a gain of $16,000.

     Interest expense decreased 25.7% to $333,000 in 1996 from $448,000 in 1995 and increased 109.0% in 1995 from $214,000 in 1994. These changes are attributable to the borrowing under the Company's bank credit facility in mid-1994 to complete the purchase of certain producing properties in Montana and Nevada and the repayment of the outstanding balance in the third quarter of 1996. As a result, the Company had a full year of interest expense related to these borrowings in 1995 and only a partial year of interest expense in 1996 and 1994.

     Preferred stock of the Company's oil-producing subsidiary required payment of cumulative dividends in preferred stock of such subsidiary in 1995. All of the outstanding preferred stock of such subsidiary had been converted into Common Stock of the Company as of December 31, 1995. No such dividend payments were made in 1994.

     Income Taxes

     The Company incurred net operating losses in 1996, 1995, and 1994 which can be carried forward to offset future taxable income. Statement of Financial Accounting Standards (SFAS) No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of the Company's oil and gas producing activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided. Accordingly, the Company did not recognize any tax benefit in its consolidated statement of operations for the years ended December 31, 1996, 1995, and 1994.

     Net Loss

     Net loss increased 94.8% to $4.9 million in 1996 as compared to $2.5 million in 1995, and increased 150.0% in 1995 from $1.0 million in 1994. The increase in 1996 as compared to 1995 is due primarily to increases in exploration costs (a substantial portion of which was paid from advances made by RWE-DEA) and impairment expenses as discussed above. The increase in 1995 as compared to 1994 is due primarily to increases in production and operating costs, interest expense, and general and administrative costs as discussed above.

CAPITALIZED COSTS FOR UNPROVED OIL AND GAS PROPERTIES

     The Company follows the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, the cost of drilling the well are expensed. The costs of development wells are capitalized, whether productive or nonproductive. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are considered not to be realizable. Should future events indicate that an impairment of recorded value has taken place, the impact on the relevant period of results of operations could be significant. As a result of the foregoing, the results of operations of the Company for any particular period may not be indicative of the results that could be expected over longer periods.

AGREEMENT WITH RWE-DEA

     Under its agreement with the Company, RWE-DEA will acquire a 50% interest in the Baltic Concession by paying the Company $250,000 and providing up to $2.1 million for a seismic survey now completed and the cost of an exploratory well currently underway, and by funding 50% of the costs of a second exploratory well. All costs in excess of the amounts indicated above, in addition to the cost of any subsequent exploration and development activity, will be borne equally by the Company and RWE-DEA. If RWE-DEA does not participate in a second well, RWE-DEA's interest in the Baltic Concession will terminate. The Company is the operator for all joint operations. The Company agreed to pay a fee of $125,000 to an unaffiliated party for its help in the Company's first search for an international joint venture partner.

     In order to obtain desired treatment under Polish tax laws for joint activities with RWE-DEA on the Baltic Concession, the Company and RWE-DEA have determined to effect their 50-50 ownership in the project through RWE-DEA's purchase of 50% of the shares of the Company subsidiary which holds the Baltic Concession, Warmia Petroleum Company, Sp. z o.o.("Warmia"). RWE-DEA's purchase of 50% of the shares of Warmia is subject to approval by the Polish government. The Company expects that such approval will be obtained in 1997 based on discussions among representatives of the Company, RWE-DEA, and the Polish government. If such approval is not obtained, the Company will reimburse RWE-DEA for its direct expenditures related to the Baltic Concession. As of December 31, 1996, RWE-DEA had advanced Warmia $1.5 million to fund exploration activity on the Baltic Concession. On November 1, 1996, the Company obtained a $2.5 million Irrevocable Standby Letter of Credit as security for the repayment
of these advances.   This letter of credit expired unused on January 31, 1997.
Upon the purchase by RWE-DEA of a 50% ownership in Warmia, these advances will be converted into promissory notes to be repaid out of cashflow from the Baltic Concession. At that time, the Company will deconsolidate Warmia and begin accounting for its investment in this subsidiary on the equity method.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has relied primarily on proceeds from the sale of equity securities to fund its operating and investing activities. During 1996 1995, and 1994, the Company received net proceeds from the sale of securities of it and its subsidiaries, net of redemptions, of $20.4 million, $3.7 million, and $286,000, respectively. Proceeds from the sale of securities were supplemented with $4.3 million in proceeds from bank financing to complete the purchase of producing properties in Montana and Nevada and related assets effective April 1, 1994. The Company also benefits from funds provided by other participants in drilling groups formed by it to undertake specific drilling or other exploration activities.

     Operating Activities

     The Company required net cash of $3.7 million in 1996 to fund operating activities, an increase of 254.6% over the $1.0 million required in 1995, which in turn was a 220.1% increase over the $322,000 required in 1994. The increases in each year were due principally to an increase in each year's exploration costs and general and administrative expenses as the Company continued to expand significantly its operations and exploration activities. In addition, during 1996, cash of $567,000 was used to reduce accounts payable and accrued liabilities, while during 1995, accounts payable and accrued liabilities increased by $407,000. During 1994, accounts payable and accrued liabilities increased $206,000, while accounts receivable decreased by $265,000.

     Investing Activities

     Investing activities used net cash of $7.0 million in 1996, an increase of 370.3% over the $1.5 million used for such activities in 1995. Purchases of financial instrument investments (net of proceeds received from maturities) used cash of $5.5 million as the Company invested the net proceeds from its public offering completed in the third quarter of 1996. Additions to oil and gas properties; property, plant, and equipment; and other assets relating to the Company's substantially expanded exploration and development activities used net cash of $1.6 during the year, while the Company received $100,000 from the sale of a prospect. During 1995, the Company's investing activities consisted principally of development expenditures for the Company's enhanced infill drilling program in the Cut Bank field in Montana The substantial decrease in cash used in investing activities of $1.5 million in 1995 as compared to $4.4 million in 1994 is almost entirely the result of the purchase of certain producing oil properties in Montana and Nevada and related assets effective April 1, 1994.

     Financing Activities

     Financing activities provided net cash of $18.3 million during 1996, an increase of 514.0% over the $3.0 million provided by such activities in 1995. Net cash from financing activities in 1996 includes $20.4 million from issuances of common stock and warrants, principally $17.7 million in net proceeds from the public offering of securities completed in the third quarter. A portion of these net proceeds were used to repay bank indebtedness for a net reduction in debt of $2.2 million. In 1995, financing activities provided net cash of $3.0 million, consisting of $4.2 million from the sale of securities, less $465,000 spent to redeem stock of a subsidiary, and $737,000 utilized to reduce the bank indebtedness. In 1994 financing activities provided net cash of $4.6 million, consisting primarily of $4.3 million in net proceeds from bank indebtedness and $300,000 from the sale of securities, net of related redemptions.

     Strategic Alliances

     The Company has benefited and anticipates that it will continue to benefit from strategic alliances with industry or financial partners to provide funding and expertise, which helps reduce the Company's financial exposure and risk. During 1996, the Company estimates that its strategic partners provided exploration funding of approximately $1.6 million, including $1.5 million provided by RWE-DEA respecting the Baltic Concession and $110,000 provided by other members of a Company-formed drilling group which funded drilling of the Cobb Creek prospect. The Company estimates that during 1995 industry partners provided approximately $106,000 to fund exploration of prospects in which the Company participated.

     Credit Facility

     In June 1994, the Company established a bank credit facility with Bank One, Texas, NA, to provide a portion of the funds required to purchase properties in Montana and Nevada. This facility provides for a total loan amount of $5.0 million, with a borrowing base determined at least semi-annually by the lending bank based on its analysis of the Company's producing reserves and cash flow. During the third quarter of 1996, the Company used proceeds from the public offering to pay off its bank debt which had an outstanding principal balance of $3,565,000. The Company will maintain its borrowing agreement with the bank, which had a borrowing base of $3,150,000 as of December 31, 1996. (See Note 5 to the Consolidated Financial Statements.)

     Working Capital

     As of December 31, 1996, the Company had working capital of $13.8 million, including cash and cash equivalents of $8.3 million, as compared to a working capital deficit of $278,000 a year earlier. The substantial improvement in the Company's working capital is attributable to the receipt of net proceeds from the sale of securities in 1996, including $17.7 in net proceeds received from the public stock offering in the third quarter.

CAPITAL REQUIREMENTS

     The Company has budgeted $8.8 million in capital expenditures through December 31, 1997, including (i) approximately $2.4 million for exploration and potential development activities related to the Baltic Concession; (ii) approximately $3.1 million for the review and evaluation of available geological and geophysical data and the potential initiation of exploratory activities in other properties in Poland, including the Lublin Concession and Carpathian JSA;
(iii) approximately $2.8 million for infill development drilling in the Cut Bank field in Montana during 1997; and (iv) approximately $500,000 for exploration activities in the western United States. The actual expenditures for the foregoing items will be dependent upon the actual results and costs of future exploration and development activities, which cannot be predicted. The Company believes its working capital is sufficient to meet its operating needs during 1997. The Company estimates that its available working capital, combined with the Company's existing credit facility and, to the extent available, cash from operations, should be sufficient to meet the Company's capital requirements through at least December 31, 1997. Consistent with previous practice, the Company may obtain partial funding for its exploration and development activities through strategic arrangements with industry or financial partners.

     As discussed above relating to Cut Bank field development, the Company will continue to monitor the results from the infill drilling completed in January 1996 in the Cut Bank field and will study the details of production from other areas in the field to determine whether such infill drilling is resulting in a financial return to the Company that is satisfactory as compared to other opportunities then available to the Company. (See "ITEM 1. DESCRIPTION OF
BUSINESS:  United States Exploration and Development Activities.")   If, in the
opinion of the Company, other development opportunities then available to the Company, including development in the Baltic Concession or other areas in Poland, are likely to provide a greater financial return to the Company, funds initially budgeted to Cut Bank field development may be utilized for development of other fields.

     In addition to the Company's own expenditures, it expects that it will continue to benefit from funding provided through its exploration and development arrangements with strategic partners. In the Baltic Concession, RWE-DEA is obligated to provide up to $1.0 million in drilling and testing costs for the initial test well now underway and, if it elects to continue, one half of all additional costs for exploration and development of the Baltic Concession. In forming strategic alliances with industry or financial partners, the Company intends to seek reimbursement of all or a portion of the costs incurred by the Company in identifying the prospect, obtaining initial exploration rights, and generating an initial exploration plan. The Company's ability to form strategic alliances with industry or funding partners is dependent on the oil and gas potential of specific prospect areas, perceived political or business risks of the country and region in which the prospect is located, prevailing prices, and other conditions in the oil and gas industry in particular and the energy industry in general, and other factors which the Company is unable to control or predict.

     Prior to the end of 1997, the Company may need additional capital to accelerate planned exploration and development programs in both Poland and the United States. If exploration of the Baltic Platform, Lublin Concession or Carpathian region is successful in proving substantial oil reserves, the Company may require additional capital to fund a multi-well development program, install oil storage and handling facilities or purchase other assets or related investments required to support large-scale production. The Company has no arrangement for any such additional financing, but may seek required funds from the sale of additional securities, project financing, strategic alliances with other energy or financial partners or other arrangements, all of which may dilute the interest of existing shareholders in the Company or in the specific project financed. There can be no assurance that additional funds could be obtained or, if obtained, would be on terms favorable to the Company.

     In order to maintain its interest in the Baltic, Lublin, and Sudety Concessions, the Company is required to make certain annual payments and meet certain exploration commitments. The Company has budgeted sufficient funds under the foregoing budget to meet all of such obligations through at least December 31, 1997. The Company also maintains its interests in leases in the United States not held by production by making annual lease payments, but none of which is material in amount.

CHANGING PRICES, CURRENCY EXCHANGE RATES,  AND INFLATION

     The Company's revenues and the value of its oil properties have been and will continue to be affected by changes in oil prices. During the last two years, the Company as well as the oil industry in general have benefited from
favorable prices.   However, there can be no assurance that such prices will
continue. The Company's ability to obtain exploration capital through strategic alliances with other energy firms and attract additional capital, if required, through the sale of securities or borrowings on attractive terms are also affected by oil prices. Such prices are subject to substantial seasonal and other fluctuations that are beyond the ability of the Company to control or predict.

     Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's operations during 1996, 1995, or 1994. The Company customarily contracts for goods and services, including those related to seismic surveys and drilling, in US dollars to reduce the potential impact of inflation within Poland. The Company's activities in Poland may be affected by the rates of inflation in Poland and other countries. Poland has experienced inflation of approximately 18% (estimated), 22% and 29% during 1996, 1995, and 1994, respectively.

     The amounts in the Company's agreements with RWE-DEA and its other strategic partners and the government of Poland relating to the Company's activities in Poland are expressed in U.S. dollars. Nevertheless, the Company's activities in Poland may be effected by fluctuations in exchange rates between the Polish zloty, the U.S. dollar and other currencies. The exchange rate for the Polish zloty was 2.85, 2.48 and 2.43 per U.S. dollar as of December 31, 1996, 1995, and 1994, respectively.

OTHER MATTERS

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. This statement simplifies the standards for computing EPS and makes them comparable to international EPS standards. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company is currently evaluating the impact of the recently issued statement and will adopt the requirements for the year ending December 31, 1997.

     The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.


-------------------------------------------------------------------------------

                         ITEM 7.  FINANCIAL STATEMENTS

------------------------------------------------------------------------------

     The financial statements of the Company, including the required accountants' reports, are included, following a table of contents, beginning at page F-1 immediately following the signature page to this report.



------------------------------------------------------------------------------

           ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

-------------------------------------------------------------------------------


     On August 16, 1995, the Company dismissed Barker & Folsom, certified public accountants, as the Company's independent auditor. On August 17, 1995, the Company selected Coopers & Lybrand L.L.P. to audit and report on the Company's financial statements for the year ended December 31, 1995. The above change in accountants has been reported previously. (See Current Report on Form 8-K dated August 22, 1995.)


                                   PART III.

-------------------------------------------------------------------------------

    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

-------------------------------------------------------------------------------

      The information from the definitive proxy statement for the 1997 annual meeting of stockholders under the caption "PROPOSAL NO. 1. ELECTION OF
DIRECTORS: Management" and "Compliance with Section 16(a) of the Exchange Act" is incorporated herein by reference.

     The Company is dependent upon Mr. David N. Pierce, President, Mr. Andrew W. Pierce, Operations Vice President, and other key personnel for its various activities. The loss of the services of any of these individuals may materially and adversely affect the Company. In addition, with respect to its activities in Poland, the Company is dependent on Mr. Jerzy B. Maciolek, an executive officer, and Eva K. Sokolowska, both Polish nationals, who have been instrumental in assisting the Company in establishing its operations in Poland, and the loss of the services of either person may materially and adversely affect the Company's activities in Poland. The Company has entered into employment agreements with Mr. David N. Pierce, Mr. Andrew W. Pierce, Mr. Maciolek, and Ms. Sokolowska. The Company does not maintain key man insurance on any of its employees.


-------------------------------------------------------------------------------

                        ITEM 10.  EXECUTIVE COMPENSATION

-------------------------------------------------------------------------------

      The information from the definitive proxy statement for the 1997 annual meeting of stockholders under the caption " PROPOSAL NO. 1. ELECTION OF
DIRECTORS:  Executive Compensation" is incorporated herein by reference.


-------------------------------------------------------------------------------

           ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

-------------------------------------------------------------------------------

     The information from the definitive proxy statement for the 1997 annual meeting of stockholders under the caption " PROPOSAL NO. 1. ELECTION OF
DIRECTORS: Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

     As of December 31, 1996, the Company had issued and outstanding warrants and options to purchase an aggregate of up to 3,164,028 shares of Common Stock at exercise prices ranging from $1.10 to $8.875 with a weighted average exercise price of $3.71 per share. Of those warrants and options, 2,381,000 shares of Common Stock are issuable on the exercise of options held by officers and directors of the Company at exercise prices ranging from $1.50 to $8.875 per share, including options to purchase 862,500 shares that are not fully vested. The existence of such warrants and options may prove to be a hindrance to future financings by the Company, and the exercise of such warrants and options may further dilute the interests of all other stockholders. The possible future resale of Common Stock issuable on the exercise of such warrants and options could adversely affect the prevailing market price of the Common Stock.
Further, the holders of options and warrants may exercise them at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company.


-------------------------------------------------------------------------------

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

-------------------------------------------------------------------------------


     The information from the definitive proxy statement for the 1997 annual meeting of stockholders under the caption " PROPOSAL NO. 1. ELECTION OF
DIRECTORS: Certain Relationships and Related Transactions" is incorporated herein by reference.


-------------------------------------------------------------------------------

                   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

-------------------------------------------------------------------------------

(A) EXHIBITS

    The following exhibits are included as part of this report:

             SEC
EXHIBIT   REFERENCE
 NUMBER    NUMBER                TITLE OF DOCUMENT                LOCATION
--------  ---------  ---------------------------------------   -------------

Item 3.              Articles of Incorporation and Bylaws
------------------------------------------------------------
3.01          3      Restated and Amended Articles of          Incorporated
                      Incorporation                            by
                                                               Reference(8)

3.02          3      Bylaws                                    Incorporated
                                                               by
                                                               Reference(1)

Item 4.              Instruments Defining the Rights of
                      Security Holders
------------------------------------------------------------
4.01          4      Specimen Stock Certificate                Incorporated
                                                               by
                                                               Reference(1)

4.02          4      Designation of Rights, Privileges, and    Incorporated
                      Preferences of 1993 Series Preferred     by
                      Stock of Frontier Oil Exploration        Reference(1)
                      Company

Item 10.             Material Contracts
------------------------------------------------------------
10.01        10      Loan Agreement dated June 7, 1994, by     Incorporated
                      and between Bank One, Texas, N.A., and   by
                      FX Producing Company, Inc.               Reference(1)

10.02        10      Promissory Note dated June 7, 1994, in    Incorporated
                      the original principal amount of         by
                      $5,000,000 payable by FX Producing       Reference(1)
                      Company, Inc., to Bank One, Texas, N.A.

10.03        10      Guaranty dated June 7, 1994, by Frontier  Incorporated
                      Oil Exploration Company for the benefit  by
                      of Bank One, Texas, N.A., relating to    Reference(1)
                      the Bank Loan

10.04        10      Stock Pledge Agreement dated June 7,      Incorporated
                      1994, between Frontier Oil Exploration   by
                      Company and Bank One, Texas, N.A.,       Reference(1)
                      relating to pledge of common stock of
                      FX Producing Company, Inc.

10.05        10      Deed of Trust, Security Agreement,        Incorporated
                      Financing Statement and Fixture Filing   by
                      dated June 7, 1994, between FX           Reference(1)
                      Producing Company, Inc., as grantor,
                      Arthur R. Gralla, as trustee, and Bank
                      One, Texas, N.A., as grantee, relating
                      to Nevada properties

10.06        10      Deed of Trust, Mortgage, Security         Incorporated
                      Agreement, Financing Statement, and      by
                      Assignment of Production dated June 7,   Reference(1)
                      1994, between FX Producing Company,
                      Inc., as mortgagor and debtor, Arthur
                      R. Gralla, as trustee, and Bank One,
                      Texas, N.A., as mortgagee and secured
                      party, relating to Montana properties

10.07        10      Transfer Order Letter executed June 7,    Incorporated
                      1994, between FX Producing Company,      by
                      Inc., and Bank One, Texas, N.A.,         Reference(1)
                      relating to production from producing
                      properties of FX Producing Company,
                      Inc.

10.08        10      Warrant to purchase 150,000 shares of     Incorporated
                      Common Stock at $1.10 issued to George   by
                      E. Dullnig & Co.                         Reference(1)

10.09        10      Form of Warrant to Purchase Shares of     Incorporated
                      Common Stock at $1.65 with related       by
                      schedule of holders                      Reference(1)

10.10        10      Employment Agreements between Frontier    Incorporated
                      and each of David Pierce and Andrew      by
                      Pierce, effective January 1, 1995 *      Reference(1)

10.11        10      Form of Stock Option with related         Incorporated
                      schedule (D. Pierce, A. Pierce, and      by
                      Others) *                                Reference(1)

10.12        10      Form of Stock Option granted to D.        Incorporated
                      Pierce and A. Pierce*                    by
                                                               Reference(1)

10.13        10      Crude Oil Purchase Contract dated March   Incorporated
                      16, 1994 between Petro Source Partners,  by
                      Ltd., and B&B Production Company         Reference(1)

10.14        10      Amended Crude Oil Purchase Contract       Incorporated
                      dated August 15, 1994, between FX        by
                      Drilling Company, Inc., and Petro        Reference(1)
                      Source Partners, Ltd.

10.15        10      Agreement dated July 8, 1994 between FX   Incorporated
                      Drilling Company, Inc. and CENEX, Inc.,  by
                      regarding Crude Oil Purchase Contract.   Reference(1)

10.16        10      Preliminary Agreement between Frontier    Incorporated
                      Oil Exploration Company and the          by
                      Ministry of Environmental Protection,    Reference(1)
                      Natural Resources and Forestry dated
                      February 10, 1995, with translation
                      thereof

10.17        10      Mining Usufruct Agreement between the     Incorporated
                      State Treasury of the Republic of        by
                      Poland and Frontier Poland Exploration   Reference(3)
                      and Producing Company, Sp.z o.o. dated
                      August 22, 1995

10.18        10      Amendment No. 1 to Mining Usufruct        Incorporated
                      Agreement                                by
                                                               Reference(4)

10.19        10      Frontier Oil Exploration Company 1995     Incorporated
                      Stock Option and Award Plan*             by
                                                               Reference(4)

10.20        10      Form of Non-Qualified Stock Option with   Incorporated
                      related schedule*                        by
                                                               Reference(4)

10.21        10      Letter Agreement dated effective August   Incorporated
                      3 , 1995, between Lovejoy Associates,    by
                      Inc., and Frontier Oil Exploration       Reference(4)
                      Company re: Financial Consulting
                      Engagement*

10.22        10      Letter Agreement dated effective August   Incorporated
                      3, 1995, between Lovejoy Associates,     by
                      Inc., and Frontier Oil Exploration       Reference(4)
                      Company re: Indemnification

10.23        10      Non-Qualified Stock Option granted to     Incorporated
                      Thomas B. Lovejoy*                       by
                                                               Reference(4)

10.24        10      Form of Amendment No. 1 to Loan           Incorporated
                      Agreement dated June 7, 1994, by and     by
                      between FX Producing Company, Inc., and Reference(5) Bank One, Texas, N.A.

10.25        10      Amendment No. 2 to Loan Agreement dated   Incorporated
                      June 7, 1994, by and between FX          by
                      Producing Company, Inc., and BankOne,    Reference(5)
                      Texas, N.A.

10.26        10      Form of Concession dated December 20,     Incorporated
                      1995, relating to concessions granted    by
                      pursuant to the Mining Usufruct          Reference(5)
                      Agreement, with related schedule

10.27        10      Agreement dated effective April 16,       Incorporated
                      1996, between Frontier Poland            by
                      Exploration and Producing Company Sp.    Reference(6)
                      Zo.o. and RWE-DEA Aktingesellschaft fur
                      Mineraloel and Chemie, including
                      exhibits, relating to Baltic Concession

10.28        10      Amendments to Employment Agreements       Incorporated
                      between Frontier Oil Exploration         by
                      Company and each of David Pierce and     Reference(8)
                      Andrew Pierce, effective May 30, 1996*

10.29        10      Employment Agreement between Frontier     Incorporated
                      Oil Exploration Company and Jerzy B.     by
                      Maciolek*                                Reference(8)

10.30        10      Amendment No. 3 to Loan Agreement dated   Incorporated
                      June 7, 1994, by and between FX          by
                      Producing, Inc., and Bank One Texas,     Reference(8)
                      N.A.

10.31        10      Joint Operating Agreement dated           Incorporated
                      effective April 16, 1996, between        by
                      Frontier Poland Exploration and          Reference(8)
                      Producing Company Sp. Z o.o., and RWE-
                      DEA Aktiengesellschaft fur Mineraloel
                      und Chemie

10.32        10      Joint Study Agreement dated May 21,       Incorporated
                      1996, between FX Energy (Frontier Oil    by
                      Exploration Company) and the Polish Oil Reference(7) and Gas Company, including appendix, relating to the Carpathian JSA.

10.33        10      Agreement dated May 21, 1996, between     Incorporated
                      Sudety Mining Company Sp. Zo.o. and the  by
                      State Treasury of the Republic of        Reference(9)
                      Poland, for the establishment of the
                      mining usufruct for the purpose of gold
                      exploration

10.34        10      Joint Study Agreement dated effective     This Filing
                      December 20, 1996 between the Polish
                      Oil and Gas company and FX Energy,
                      Inc., relating to eight concession
                      blocks located near Lublin, Poland

10.35        10      Mining Usufruct Agreement between the     This Filing
                      State Treasury of the Republic of
                      Poland and Lubex Petroleum Company Sp.
                      Zo.o dated December 20, 1996

10.36        10      Form of Indemnification Agreement         This Filing
                      between FX Energy, Inc., and certain
                      directors, with related schedule*

10.37        10      Form of Option granted to executive       This Filing
                      officers and directors, with related
                      schedule*

10.38        10      Form of 1996 Stock Option Plan*           This Filing

10.39        10      Letter Agreement effective May 22, 1996,  This Filing
                      between FX Drilling and Crysen
                      Refining, Inc., regarding sale of crude
                      oil

10.40        10      Amendment no. 3 dated effective July 1,   This Filing
                      1996 to Agreement dated July 8, 1994
                      between FX Drilling Company, Inc. and
                      CENEX, Inc., regarding Crude Oil
                      Purchase Contract.

Item 16.             Letter on Change in Certifying
                      Accountant
------------------------------------------------------------
16.01        16      Letter from Barker & Folsom, previous     Incorporated
                      Company auditors                         by
                                                               Reference(2)

Item 23.             Consents of Experts and Counsel
------------------------------------------------------------
23.01        23      Consent of Coopers & Lybrand L.L.P.,      This Filing
                      independent accountants

23.02        23      Consent of Barker & Folsom, previous      This Filing
                      auditors for the Company

23.03        23      Consent of Larry D. Krause, Petroleum     This Filing
                      Engineer

Item 21.             Subsidiaries of the Registrant
------------------------------------------------------------
21.01        21      Schedule of Subsidiaries                  This Filing


Item 24              Powers of Attorney
------------------------------------------------------------
24.01        24      Power of Attorney                         See signature
                                                               page

* Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit.
(1) Incorporated by reference from the registration statement on Form SB-2, SEC File No. 33-88354-D.
(2) Incorporated by reference from the report on Form 8-K dated August 16, 1995.
(3) Incorporated by reference from the report on Form 8-K dated August 22, 1995.
(4) Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 1995.
(5) Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 1995.
(6)  Incorporated by reference from the reports on Form 8-K dated May 3, 1996.
(7)  Incorporated by reference from the report on Form 8-K dated May 21, 1996.
(8) Incorporated by reference from the registration statement on Form S-1, SEC File No.333-05583.
(9)  Incorporated by reference from the report on Form 8-K dated
     October 1, 1996.

(B)  REPORTS ON FORM 8-K.

     During the last quarter of the period covered by this report, the registrant filed interim reports on Form 8-K dated October 3 and 9, November 21, and December 20, 1996.


-------------------------------------------------------------------------------

                                   SIGNATURES

-------------------------------------------------------------------------------

     In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March  25, l997.          FX ENERGY, INC.
                                   (Registrant)


                                   By /s/ David N. Pierce, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  March  25, 1997

/s/ David N. Pierce, Director and President
(Principal Executive and Financial Officer)

/s/ Andrew W. Pierce, Director,
Vice-President and Secretary
(Principal Operations Officer)

/s/ Scott J. Duncan, Director, Vice-
President and Treasurer
(Principal Accounting Officer)

/s/ Thomas B. Lovejoy, Director

/s/ Peter Raven, Director


Jerzy B. Maciolek, Director

                      REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholders and Board of Directors of FX Energy, Inc., and Subsidiaries:

We have audited the accompanying consolidated balance sheets of FX Energy, Inc., and Subsidiaries as of December 31, 1996 and 1995,and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FX Energy, Inc., and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ COOPERS & LYBRAND L.L.P.
Salt Lake City, Utah
February 18, 1997

                      REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholders and Board of Directors of FX Energy, Inc., and Subsidiaries:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1994, of FX Energy, Inc. (then known as Frontier Oil Exploration Company).
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, stockholders' equity, and cash flows of FX Energy, Inc., and subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



BARKER & FOLSOM
Ogden, Utah
February 24, 1995

                      FX ENERGY, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       As of December 31, 1996 and 1995


ASSETS                                         1996           1995
                                           -----------    -----------

Current assets:
 Cash and cash equivalents ............    $ 8,345,914     $  743,721
 Investment in marketable debt               5,476,574             --
 securities ...........................
 Receivables:
 Accrued oil sales ....................        332,826        254,293
 Due from joint interest owners .......         54,055        131,871
 Interest receivable ..................        131,889             --
 Inventory ............................         20,216         15,951
 Other current assets .................         67,483         32,094
                                           -----------    ------------
   Total current assets ...............     14,428,957      1,177,930
                                           -----------    ------------

Property and equipment, at cost:
 Oil and gas properties (successful
 efforts method):
 Proved ...............................      7,171,539      6,062,684
 Unproved .............................        526,237      1,796,549
 Other property and equipment .........      1,888,966      1,625,225

                                             9,586,742      9,484,458
 Less accumulated depreciation,
 depletion, and amortization ..........     (1,403,072)      (872,540)
                                           -----------    ------------
   Net property and equipment .........      8,183,670      8,611,918
                                           -----------    ------------

Other assets:
 Certificates of deposit ..............        381,500        217,400
 Loan origination costs, net of
 accumulated amortization of $95,891 in
 1995 .................................             --         31,763
                                           -----------    ------------
   Total other assets .................        381,500        249,163
                                           -----------    ------------

Total assets...........................    $22,994,127    $10,039,011
                                           ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY           1996           1995
                                           -----------    ------------
Current liabilities:
 Accounts payable-trade ...............    $   250,503    $    353,767
 Accounts payable-related parties .....             --          95,005
 Accrued liabilities ..................        335,693         681,597
 Current portion of long-term debt ....             --         325,611
                                           -----------    ------------
     Total current liabilities.........        586,196       1,455,980
                                           -----------    ------------

Long-term debt.........................      1,500,250       3,358,602
                                           -----------    ------------
     Total liabilities.................      2,086,446       4,814,582
                                           -----------    ------------

Commitments (See Notes 2 and 12)

Stockholders' equity:
 Preferred stock, $.001 par value,
  5,000,000 shares authorized; 1996: no
  shares outstanding; 1995: 137,500
  shares issued and outstanding,
  $137,500 liquidation preference .....             --             138
 Common stock, $.001 par value,
  20,000,000 shares authorized; 1996:
  12,492,547 shares issued and
  outstanding; 1995: 7,898,995 shares
  issued and outstanding ..............         12,492           7,899
 Additional paid-in capital ...........     30,054,620       9,466,127
 Accumulated deficit ..................     (9,159,431)     (4,249,735)
                                           -----------    ------------
             Total stockholders' equity     20,907,681       5,224,429
                                           -----------    ------------

Total liabilities and stockholders'
 equity ...............................    $22,994,127    $ 10,039,011
                                           ===========    ============






                 The accompanying notes are an integral part of these consolidated financial statements

                      FX ENERGY, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            For the years ended December 31, 1996, 1995, and 1994



                                        1996           1995            1994
                                      ----------    -----------     -----------
Revenues:
 Oil sales .......................... $2,345,634    $ 1,980,546    $  1,691,726
 Drilling revenue ...................     75,472        111,133          24,308
 Prospect sales .....................         --         75,000              --
                                      ----------    -----------     -----------
      Total revenues ................  2,421,106      2,166,679       1,916,034
                                      ----------    -----------     -----------

Operating costs and expenses:
 Production and operating costs .....  1,059,441      1,000,476         432,737
 Production taxes ...................    166,090        270,723         246,439
 Exploration costs ..................  2,426,487        747,340         651,312
 Drilling costs .....................    154,178        140,615         178,220
 Depreciation, depletion and
 amortization .......................    557,910        503,289         421,831
 Leasehold impairments ..............  1,289,610        114,992              --
 General and administrative .........  1,714,625      1,466,340         815,957
                                      ----------    -----------     -----------
      Total operating costs and
      expenses ......................  7,368,341      4,243,775       2,746,496
                                      ----------    -----------     -----------

Operating loss....................... (4,947,235)    (2,077,096)       (830,462)
                                      ----------    -----------     -----------

Other income (expense):
 Interest and other income ..........    370,421         98,588          53,063
 Interest expense ...................   (332,882)      (447,608)       (214,190)
Minority interest: Non-cash
 dividends on FX
 Producing convertible preferred
 stock ..............................         --        (93,466)             --
                                      ----------    -----------     -----------
      Total other income (expense) ..     37,539       (442,486)       (161,127)
                                      ----------    -----------     -----------
Net loss.............................$(4,909,696)   $(2,519,582)   $(    91,589)
                                     ===========    ===========    ============


Net loss per common share............ $   (0.49)    $     (0.47)   $      (0.44)
                                     ===========    ===========    ============


Weighted average number of shares
outstanding ......................... 10,018,337      5,388,656       2,229,338
                                     ===========    ===========    ============

                  The accompanying notes are an integral part
                   of these consolidated financial statements


                       FX ENERGY, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             For the years ended December 31, 1996, 1995, and 1994

                                     1996           1995           1994
                                   ----------    ----------     ----------

 Cash flows from operating
 activities:
 Net loss ........................$(4,909,696)  $ (2,519,582)   $ (991,589)
 Adjustments to reconcile net
 loss to net cash used in
 operating activities:
 Depreciation, depletion and
  amortization ...................    557,910         03,289        421,831
 Leasehold impairments ...........  1,289,610        114,992             --
 Gain on sale of equipment .......         --         (15,991)           --
 Minority interest: Non-cash
  dividends on FX Producing
  convertible preferred stock ....         --          93,466            --
 Loss on disposition of
  partnership  ...................         --             --          23,202
 Common stock and options issued
  for services ...................    147,750        443,000         168,000
 Increase (decrease) from
  changes in:
   Cash-restricted ...............         --             --        142,950
   Receivables ...................       (717)       (29,917)      (265,537)
   Interest receivable ...........   (131,889)            --             --
   Inventory .....................     (4,265)         1,161        (17,112)
   Other current assets ..........    (32,948)       (27,252)        (4,249)
   Accounts payable and accrued
   liabilities....................   (567,173)       407,138        200,805
                                   ----------     ----------     ----------
    Net cash used in operating
     activities....................(3,651,418)    (1,029,696)      (321,699)
                                   ----------     ----------     ----------
Cash flows from investing
activities:
 Additions to oil and gas
 properties ...................... (1,198,431)    (1,404,227)    (2,725,038)
 Additions to other property and
 equipment .......................    258,769)       (25,177)    (1,553,369)
 Additions to other assets .......   (164,100)       (78,076)      (153,460)
 Proceeds from sale of interest
 in unproved properties ..........    100,000             --             --
 Proceeds from sale of equipment .      9,700         18,000             --
 Purchase of marketable debt
 securities ......................  6,278,595)            --             --
 Proceeds from maturities of
 marketable debt securities ......    784,757             --             --
                                   ----------     ----------     ----------
    Net cash used in investing
    activities ................... (7,005,438)    (1,489,480)    (4,431,867)
                                   ----------     ----------     ----------

Cash flows from financing
activities:
 Proceeds from long term debt ....  1,518,179             --      4,364,177
 Repayment of long-term debt ..... (3,702,142)      (737,193)       (63,448)
 Proceeds from issuance of FX
 Producing convertible preferred
 stock ...........................         --        111,000      1,694,527
 Proceeds from issuance of
 redeemable FX Producing
 preferred stock .................         --             --        550,000
 Redemption of FX Producing
 convertible preferred stock .....         --             --     (2,150,400)
 Redemption of redeemable FX
 Producing preferred stock .......         --       (464,666)            --
 Proceeds from issuance of
 preferred stock .................         --             --        191,800
 Proceeds from issuance of common
 stock and warrants, net of
 offering costs .................. 20,443,012      4,064,884             --
                                   ----------     ----------     ----------
    Net cash provided by
    financing activities ......... 18,259,049      2,974,025      4,586,656
                                   ----------     ----------     ----------

Increase (decrease) in cash and
equivalents.......................  7,602,193        454,849       (166,910)
Cash and cash equivalents at
beginning of year.................    743,721        288,872         55,782
                                   ----------     ----------      ---------
Cash and cash equivalents at end
of year...........................$ 8,345,914   $    743,721     $  288,872
                                   ==========    ===========     ==========


Supplemental disclosure of cash
flow information:
Cash paid during the year for:
 Interest ........................$   238,754   $    422,104    $  177,799
 Taxes ...........................         --             --            --

                  The accompanying notes are an integral part
                   of these consolidated financial statements


                        FX ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             for the years ended December 31, 1996, 1995, and 1994

                    PREFERRED STOCK       COMMON STOCK
                    ----------------    ----------------    ADDITIONAL
                                 PAR                 PAR      PAID IN   ACCUMULATED
                     SHARES     VALUE    SHARES     VALUE     CAPITAL     DEFICIT

BALANCE AT DECEMBER
31, 1993..............1,279,500   $1,280              $1,882 $1,724,605     $(738,564)
Common stock issued
 for cash, net of
 offering costs of
 $28,700 .............  220,500      220                        191,580
Common stock issued
 for unproved oil and
 gas properties ......                       500,000     500    884,737
Common stock issued
 for services ........                       112,000     112    167,888
Common stock issued
 for cancellation of
 note payable ........                        25,453      26     38,154
Common stock issued
 as commission for
 placement of FX
 Producing preferred
 stock ...............                        75,694      76        (76)
Net loss..............                                                       (991,589)
                      ---------  ------    ---------  ------  ---------    ----------

BALANCE AT DECEMBER
31, 1994..............1,500,000   1,500    2,595,602   2,596  3,006,888    (1,730,153)
Common stock issued
 for cash, net of
 offering costs of
 $181,616 ............                     2,087,500   2,088  3,991,297
Common stock issued
 for services and                            207,000     207    417,793
 line of credit ......
Conversion of FX
 Producing preferred
 stock into common
 stock ...............                     1,504,458   1,504  1,778,958
Conversion of
 redeemable FX
 Producing preferred
 stock into common
 stock ...............                        64,935      65     85,268
Conversion of
 preferred stock into
 common stock ........(1,362,500) (1,362)  1,362,500   1,362
Exercise of warrants..                        65,000      65     71,435
Common stock issued
 for unproved oil and
 gas properties ......                        12,000      12     26,988
Compensation related
 to granting of stock                                            25,000
 options at below
 market value ........
Additions to oil and
 gas properties
 resulting from
 granting of stock
 options at below
 market value ........                                           62,500
Net loss..............                                                     (2,519,582)
                      ---------  ------    ---------  ------  ---------    ----------

BALANCE AT DECEMBER
31, 1995..............  137,500     138    7,898,995   7,899  9,466,127    (4,249,735)
Common stock issued
 for cash, net of
 offering costs of
 $2,028,547 ..........                     3,978,504   3,978 19,612,154
Exercise of warrants
 and stock options ...                       419,004     419    826,461
Conversion of
 preferred stock into
 common stock ........ (137,500)   (138)     137,500     138
Common stock issued                           57,451      57     47,693
 for services ........
Common stock issued
 for oil and gas
 properties ..........                        1,093       1       2,185
Net loss..............                                                     (4,909,696)
                      ---------  ------   ---------  ------  -----------   ----------
BALANCE AT DECEMBER
 31, 1996 ............       --   $  --  12,492,547 $12,492  $30,054,620  $(9,159,431)
                      =========  ======  ========== =======  ===========  ===========





                        FX ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

     FX Energy, Inc. (formerly known as Frontier Oil Exploration Company), a Nevada corporation, and its subsidiaries (collectively hereinafter referred to as the "Company") operate in the oil and gas industry in the United States and Poland (see Notes 13 and 14). The Company is engaged in acquiring, exploring and developing oil and gas properties. In addition, the Company owns and operates a drilling and well servicing company.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. At December 31, 1996, the Company owned 100% of the voting common stock or other equity securities of its subsidiaries.

Inventory

     Inventory consists primarily of tubular supplies and other well equipment and is valued at the lower of average cost or market.


Oil and Gas Properties

     The Company follows the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether an individual well has found proved reserves. If it is determined that an exploratory well has not found proved reserves, the costs of drilling the well are expensed. The costs of development wells are capitalized whether productive or nonproductive.

     Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are considered to be not realizable. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties is provided on a property-by-property basis using the units of production method. The computation of DD&A takes into consideration restoration, dismantlement and abandonment costs and the anticipated proceeds from equipment salvage. The estimated restoration, dismantlement and abandonment costs are expected to be offset by the estimated residual value of lease and well equipment.

     An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the expected discounted future net revenues from the related property.


     Gains and losses are recognized on sales of entire interests in proved and unproved properties. Sales of partial interests are generally treated as a recovery of costs.

Other Property and Equipment

     Other property and equipment, including drilling and well servicing
equipment, are stated at cost.   Depreciation of  other  property  and equipment
is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 40 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating costs and expenses as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of other property and equipment sold, or otherwise disposed of, and the related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in current operations.




     Other property and equipment is summarized as follows:



                                            DECEMBER 31,        ESTIMATED
                                         -----------------        USEFUL
                                                                   LIFE
                                                                   (IN
                                         1996         1995        YEARS)
                                         -----        -----     ---------
                                           (IN THOUSANDS)
Drilling and well service equipment..    $1,441         1,323       6
Trucks...............................       152           137       5
Building.............................        80            80       40
Office equipment...................         216            85     3 to 6
                                         ------        ------
                                         $1,889        $1,625
                                         ======        ======

Concentration of Credit Risk

     Substantially all of the Company's receivables are within the oil and gas industry, primarily from the purchasers of its oil (see Note 13) and joint interest owners in its Montana producing property. The receivables are generally not collateralized. To date, the Company has experienced minimal bad debt. The majority of the Company's cash and cash equivalents is held by four financial institutions in Utah, Montana, Texas, and Illinois.

Net Loss Per Share

     Net loss per share of common stock is computed based on the weighted average number of common and common equivalent shares outstanding during the period. Options, warrants and convertible preferred stock are excluded from the calculation when their effect would be antidilutive.

Cash Equivalents and Statement of Cash Flows

     The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Non-cash transactions not reflected in the consolidated statement of cash flows include the following:




                                         YEARS ENDED DECEMBER 31,
                                       ------------------------------
                                        1996        1995        1994
                                       ------      ------      ------
                                              (IN THOUSANDS)
Common stock issued for:
 Unproved oil and gas properties ....$     --   $      27   $     884
 Cancellation of note payable to
 related party ......................      --          --          38
 Conversion of FX Producing
 convertible preferred stock into
 the Company's common stock .........      --       1,781          --
 Conversion of redeemable FX
 Producing preferred stock into
 the Company's common stock .........      --          85          --
 Conversion of the Company's
 preferred stock into common stock ..     138       1,363          --
FX Producing convertible preferred
stock issued for oil and gas
properties ..........................      --          --       2,111
Additions to oil and gas properties
resulting from granting of stock
options at below market value .......      --          63          --
Additions to oil and gas properties
financed with trade accounts
payable .............................      23         115          --
Additions to other property and
equipment financed with long-term
leases  .............................      18          --          --


Income Taxes


     Deferred income taxes are provided for the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Such difference will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Operations

     Through December 31, 1996, the Company's investment in Poland was composed of U.S. dollar expenditures.

Accounting Pronouncements

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company has elected to continue to apply the current stock based compensation methods pursuant to APB 25 and to furnish the additional disclosures required by SFAS No. 123 (see Note 10). The Company also adopted, as of January 1, 1996, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of. The adoption of SFAS No. 121 had no material impact on the Company's financial statements.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. This statement simplifies the standards for computing EPS and makes them comparable to international EPS standards. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company is currently evaluating the impact of the recently issued statement and will adopt the requirements for the year ending December 31, 1997.

2.   INVESTMENT IN POLAND

Poland Exploration Agreements

     On August 22, 1995, the Company entered into an exploration agreement (the "Baltic Concession Agreement") with the government of Poland covering a 2.4 million acre block in the onshore Baltic Platform area of north central Poland. The Baltic Concession Agreement provides for a six-year exploration term with a 30-year exploitation right as to any commercial discoveries. To retain its rights under the Baltic Concession Agreement, the Company is required to pay annual fees of approximately $58,000 and to commence one additional well by December 31, 1999. To date, the Company believes that it has satisfied all material terms of the Baltic Concession Agreement.


     On December 20, 1996, the Company entered into an exploration agreement (the "Lublin Concession Agreement") with the government of Poland covering a 2.0 million acre block near the city of Lublin (the "Lublin Concession"). The Company's exploration rights are divided into two successive three-year phases expiring in three and six years, respectively, after grant of the last of the eight concessions in the concession area. The Company may relinquish rights to any concession blocks after the first three-year phase. To retain its rights in the Lublin Concession, the Company must review existing data and gather at least 500 kilometers of seismic data during the first three-year phase, commence one exploratory well within the first three-year phase, and commence at least one exploratory well in each of the retained concession blocks, excluding the block in which the initial test is located, by the end of the second three-year phase. The Company is required to pay a concession fee of $25,000 for each concession block ($200,000 for all eight blocks), payable one-half on award of the concessions and one-half on expiration of the first three-year phase, and to spend at least $25,000 annually in the training of Polish citizens. To date, the Company believes that it has satisfied all material terms of the Lublin Concession Agreement

     On September 30, 1996, the Company entered into an exploration agreement (the "Sudety Exploration Agreement") with the government of Poland covering 71,000 acres in southwestern Poland. The Sudety Exploration Agreement provides for a four-year exploration term, with the term of any exploitation license required to mine deposits subject to negotiation. To retain its rights under the Sudety Exploration Area, the Company is required to make payments totaling $55,000 during the first year, complete a regional study respecting the prospective occurrence of gold within six months after the grant of the concessions and continue with phased exploration during the succeeding two years, pay an annual concession fee of $15,000, and spend an aggregate of $800,000 in exploration of the area within four years.

 Agreement with RWE-DEA

     Under its agreement with the Company, RWE-DEA will acquire a 50% interest in the Baltic Concession by paying the Company $250,000, providing up to $2.1 million for a seismic survey now completed and the cost of an exploratory well currently underway and funding 50% of the costs of a second exploratory well. All costs in excess of the amounts indicated above, in addition to the cost of any subsequent exploration and development activity, will be borne equally by the Company and RWE-DEA. If RWE-DEA does not participate in a second well, RWE-DEA's interest in the Baltic Concession will terminate. The Company is the operator for all joint operations. The Company agreed to pay a fee of $125,000 to an unaffiliated party for its help in the Company's first search for an international joint venture partner.

     In order to obtain desired treatment under Polish tax laws for joint activities with RWE-DEA on the Baltic Concession, the Company and RWE-DEA have determined to effect their 50-50 ownership in the project through RWE-DEA's purchase of 50% of the shares of the Company subsidiary which holds the Baltic Concession, Warmia Petroleum Company, Sp. z o.o.("Warmia"). RWE-DEA's purchase of 50% of the shares of Warmia is subject to approval by the Polish government. The Company expects that such approval will be obtained in 1997 based on discussions among representatives of the Company, RWE-DEA, and the Polish government. If such approval is not obtained, the Company will reimburse RWE-DEA for its direct expenditures related to the Baltic Concession. As of December 31, 1996, RWE-DEA had advanced Warmia $1.5 million to fund exploration activity on the Baltic Concession. On November 1, 1996, the Company obtained a $2.5 million Irrevocable Standby Letter of Credit as security for the repayment
of these advances.   This letter of credit expired unused on January 31, 1997.
Upon the purchase by RWE-DEA of a 50% ownership in Warmia, these advances will be converted into promissory notes to be repaid out of cashflow from the Baltic Concession. At that time, the Company will deconsolidate Warmia and begin accounting for its investment in this subsidiary on the equity method.


3.   PERFORMANCE BOND DEPOSITS:

     As of December 31, 1996, the Company had certificates of deposit in the amount of $150,000, which are maintained at financial institutions in Utah, Montana, and Wyoming. Additionally, as of December 31, 1996, the Company had provided a replacement bond to a federal agency in the amount of $463,000, collateralized by certificates of deposit in the amount of $231,500.

4.   INVESTMENT IN MARKETABLE DEBT SECURITIES:

     The Company follows the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company has classified all of its marketable debt securities as held-to-maturity because the Company has both the intent and ability to hold these investments until they mature. At December 31, 1996, the Company's held-to-maturity securities consisted of corporate bonds with remaining contractual maturities of less than three months and the carrying amount of these investments approximated market value.

5.   LONG-TERM DEBT:

     In August 1996, the Company repaid the outstanding debt incurred in the 1994 purchase of assets by two of the Company's wholly owned subsidiaries, FX Producing and FX Drilling. The Company continues to maintain a bank credit facility providing for borrowings up to a maximum of $5,000,000, with a borrowing base as of December 31, 1996 which was reduced from $3,150,000 to $650,000 due to the Company's Irrevocable Standby Letter of Credit (see Note 2), and which decreases monthly by $25,000. The facility is subject to renewal at the option of the lender for successive one year periods following semi-annual reviews of FX Producing's reserve data and recalculations of the borrowing base.

     The Company is subject to certain provisions of the loan agreement governing the bank credit facility, including compliance with certain covenants, tangible net worth requirements of FX Producing and the Company, and other financial ratios. In addition, the loan agreement imposes restrictions on other indebtedness, guarantees, loans to other parties and sales or pledges of collateralized assets. The Company is also prohibited from declaring or paying cash dividends on any class of FX Producing's or the Company's capital stock, and is prohibited from making distributions on, and purchasing or redeeming any shares of, any class of FX Producing's or the Company's capital stock.

     A covenant of the loan agreement requires financial statements on FX Producing to be sent to the lender within 45 days following the end of each month. The Company did not file financial statements with the lender for the months of October and November 1996 and January 1997. Future borrowings under the credit facility could be limited by the lender due to this covenant violation. The Company has subsequently filed the required financial statements. The Company is negotiating with the lender to change this covenant to a quarterly reporting requirement through an amendment to the loan agreement. The Company intends to comply with the covenant in the future.


6.   INCOME TAXES:

     The Company recognized no income tax benefit from the losses generated during the years ended December 31, 1996, 1995, and 1994.

     The components of the net deferred tax asset as of December 31, 1996 and 1995 are as follows:

                                           DECEMBER 31,
                                         -----------------
                                          1996       1995
                                         ------     ------
                                          (IN THOUSANDS)
Deferred tax liability:
  Property and equipment basis          $  (916)    $  (519)
 differences .........................
Deferred tax asset:
 Net operating loss carryforwards ....    4,117
                                                      2,045
 Investment in Warmia ................      661          --
 Other ...............................        6          --
Valuation allowance...................   (3,868)     (1,526)
                                        -------     -------
 Net deferred tax asset ..............  $    --     $    --
                                        -------     -------

     The change in the valuation allowance during the years ended December 31, 1996 and 1995, is as follows:

                                        1996       1995     1994
                                      --------  --------   --------
                                             (IN THOUSANDS)
BALANCE, BEGINNING OF YEAR............$ (1,526) $  (645)   $     --
Decrease due to property and equipment
basis differences.....................     397       495         24
Increase due to investment in Warmia..    (661)       --         --
Increase due to net operating loss....  (2,072)   (1,376)      (669)
Other.................................      (6)       --         --
                                      --------  --------   --------
BALANCE, END OF YEAR..................$ (3,868) $ (1,526)  $   (645)
                                      ========  ========   ========

     SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and expansion of the Company's oil and gas producing activities. The market and capital risks associated with that growth requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided.

     At December 31, 1996, the Company had net operating loss ("NOL") carryforwards of approximately $11,038,000 available to offset future taxable income, which expire from 2008 through 2011. The utilization of these carryforwards against future taxable income may become subject to an annual limitation due to a change in ownership. $519,000 of the NOL carryforward relates to tax deductions resulting from the exercise of stock options during 1996. The tax benefit from adjusting the valuation allowance related to this portion of the NOL carryforward will be credited to additional paid-in capital.

7.   RELATED PARTY TRANSACTIONS:

     Officers of the Company have an interest in a company which prior to 1995
provided  management  services  and  office facilities to  the  Company.   The
entity no longer provides such management services and office facilities to the Company. During the year ended December 31, 1994, this company billed the Company $195,067 for management services. At December 31, 1995, the Company owed this company a total of $95,005, including interest at 9% of $17,997. These amounts were paid by the Company in 1996. In addition, the Company has entered into employment and consulting agreements with officers and directors of the Company (see Note 12).

8.   REDEEMABLE FX PRODUCING PREFERRED STOCK:

     During the year ended December 31, 1994, the Company issued 366,666 shares of redeemable FX Producing preferred stock with a liquidation preference totaling $550,000. During the year ended December 31, 1995, 301,731 shares of redeemable FX Producing preferred stock were redeemed for cash payments of $464,666, and 64,935 of these shares were converted into common shares valued at $85,333, resulting in no outstanding shares as of December 31, 1995.

9.   MINORITY INTEREST IN FX PRODUCING CONVERTIBLE PREFERRED STOCK:

     FX Producing is authorized to issue up to 3,300,000 shares of convertible preferred stock, bearing a dividend of 8% payable in cash or kind. Holders of FX Producing convertible preferred stock have preference on liquidation proceeds from FX Producing. One share of FX Producing preferred stock was convertible at the election of the holder to one share of Company common stock, subject to adjustment, at any time during 1995. Dividends on FX Producing preferred stock are payable at the rate of 8% of the original issuance price of $1.50 per share, payable in cash or in additional shares of FX Producing preferred stock at the Company's discretion, and subject to bank loan covenants, cumulative from the date of issuance.

     During the year ended December 31, 1994, the Company issued 1,791,667 shares of FX Producing convertible preferred stock valued at $2,111,070 for producing oil properties and well servicing equipment, and issued 1,267,480 shares for cash proceeds of $1,694,527. During 1994, the Company also redeemed 1,617,000 shares of FX Producing convertible preferred stock for $2,150,400.

     During the year ended December 31, 1995, FX Producing received $111,000 in proceeds from stock subscriptions receivable, accrued for issuance 62,311 convertible preferred shares at a value of $93,466 as dividends, and converted 1,504,458 shares into the Company's common stock at a value of $1,780,462, resulting in no outstanding shares of FX Producing preferred stock as of December 31, 1995. No shares were issued during the year ended December 31, 1996.

10.  COMMON STOCK ISSUABLE, STOCK OPTIONS AND WARRANTS:

Common Stock Issuable

     In connection with the purchase of the Company's producing oil properties and well servicing equipment in 1994, the Company agreed to issue to the sellers up to 400,000 shares of Company common stock in semi-annual increments of 50,000 shares each beginning October 1, 1994 on the attainment of certain levels of oil production from the properties acquired. Production levels through October 1, 1996 had not attained required levels and thus 250,000 shares which might have been issued through October 1, 1996, had not been issued. Accordingly, the number of shares which may be issued in the future was reduced to 150,000 shares as of December 31, 1996.

Stock Options

     On August 31, 1995, the Company adopted the 1995 Stock Option and Award Plan (the "95 Plan"). The 95 Plan replaced the 1994 Employee Incentive Plan under which no options were issued. The 95 Plan was approved by the shareholders of the Company at the 1996 annual meeting. A maximum of 500,000 shares, subject to adjustment for certain events of dilution, are available for grant under the 95 Plan. During 1995 and 1996, options to purchase an aggregate of 393,500 shares were granted under the 95 Plan.

     On November 5, 1996, the board of directors approved adoption of the 1996 Stock Option and Award Plan (the "96 Plan"), which shall be submitted to the Company's shareholders for approval at the 1997 annual meeting. A maximum of 500,000 shares, subject to adjustment, is available for grant under the 96 Plan. On adopting the 96 Plan, the board of directors approved the grant of options to purchase an aggregate of 130,000 shares.

     The 95 Plan and 96 Plan are each administered by a committee (the "Committee") consisting of the board of directors, or a committee thereof. At their discretion, the Committee may grant stock options to any employee, including officers, in the form of incentive stock options ("ISOs"), as defined in the Internal Revenue Code, or options which do not qualify as ISOs or stock awards. In addition to the options granted under the 95 Plan and 96 Plan, the Company also issues non-qualified options outside the plans.

     As of December 31, 1996, the Company had options outstanding granted under both plans as well as from other individual grants. The Company applies APB Opinion No. 25 and related interpretations in accounting for options granted under either plan and for other option agreements. Had compensation cost for the Company's options been determined based on the fair value at the grant dates consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                 1996           1995
                              ----------     -----------
Net Loss
     As Reported............ $(4,909,696)   $ (2,519,582)
     Pro Forma..............  (7,616,520)     (4,462,758)

Loss Per Share
     As Reported............  $    (0.49)    $    (0.47)
     Pro Forma..............       (0.76)         (0.83)

     The effects of applying FASB No. 123 are not necessarily representative of the effects on the reported net income or loss for future years.

     The fair value of each option granted during 1996 and 1995 is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were utilized for the Black-Scholes valuation: expected volatility of 1.08% for each year, risk-free interest rates at the date of grant ranging from 5.70% to 6.39%, and a dividend yield of zero for each year.

     The following tables summarize information about fixed stock options outstanding at December 31, 1996:


                     NUMBER     WEIGHTED AVERAGE         NUMBER
                 OUTSTANDING AT     REMAINING        EXERCISABLE AT
     PRICES         12/31/96    CONTRACTUAL LIFE        12/31/96
   ---------     -------------- ----------------     --------------

     $1.500             549,000       2.39                  549,000
     $2.000                   0       0.00                        0
     $3.000           1,710,334       5.91                1,010,334
     $5.750               6,000       4.58                    6,000
     $8.875             467,500       6.83                  233,750
                      ---------                           ---------
     Total            2,732,834                           1,799,084
                      =========                           =========


                                1996                 1995                  1994
                    -------------------  ---------------------  --------------------
                               WEIGHTED              WEIGHTED               WEIGHTED
                                 AVG.                  AVG.                 AVG.
                                 EXER-                EXER-                 EXER-
                                 CISE                 CISE                  CISE
                    SHARES      PRICE      SHARES     PRICE      SHARES     PRICE
                    -------- ----------   --------- -----------  -------- -----------
Fixed Options
 Outstanding at
 beginning of year .2,595,000    $2.541   1,420,000   $2.556    420,000    $1.500
 Granted ...........508,834       8.467   1,175,000   $2.523   1,000,000    3.000
 Exercised .........(369,000)     2.008          --       --         --        --
 Canceled ..........(2,000)       1.500          --       --         --        --
 Forfeited .........   --                        --       --         --        --
                    ---------    ------   ---------   ------   --------    ------
 Outstanding at end                                                        $2.556
 of year ...........2,732,834    $3.710   2,595,000   $2.541   1,420,000
                    =========    ======   =========   ======   =========   ======


Options exercisable
at year-end.........1,799,084    $3.315   1,420,000   $2.266    420,000    1.500
                    =========    ======   =========   ======   =========   ======

Weighted-average
fair value of
options granted
during the year ....   $7.451                $1.452



Warrants


     Changes in outstanding warrants during 1996, 1995, and 1994 were as follows:

                                                     SHARES     PRICE RANGE
                                                    ---------   -----------
OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 1993.     150,000       $1.10

  Warrants granted as commission to brokers;           82,198       1.65
   expiring September 30,1999 ...................

OUTSTANDING AT DECEMBER 31, 1994.................     232,198    1.10 - 1.65

EXERCISABLE AT DECEMBER 31, 1994.................     232,198    1.10 - 1.65

  Warrants granted as commission to brokers;
   expiring September 30, 1999 ..................       4,000       1.65

  Warrants granted in consideration of consulting
   agreement; expiring September 30, 1998 .......      60,000       2.20

  Warrants granted in consideration of consulting
   agreement; expiring November 9, 2000 .........     100,000       3.00

Warrants exercised...............................    (65,000)       1.10
                                                    ---------   ------------

OUTSTANDING AT DECEMBER 31, 1995.................     331,198    1.10 - 3.00

EXERCISABLE AT DECEMBER 31, 1995.................     331,198     1.10-3.00

  Warrants granted as commission to brokers;
   expiring August 6, 2001 ......................     150,000       6.90

Warrants exercised...............................    (50,004)    1.10 - 3.00
                                                    ---------   ------------

OUTSTANDING AT DECEMBER 31, 1996.................     431,194   $1.10 - $6.90
                                                    =========   =============


EXERCISABLE AT DECEMBER 31, 1996.................     281,194   $1.10 - $3.00
                                                    =========   =============

11.  ISSUANCE OF PREFERRED STOCK:

     The Company is authorized to issue up to 5,000,000 shares of preferred stock.

     In 1993 and 1994, the Company issued a total of 1,500,000 shares of preferred stock in a private placement at $1.00 per share. Each share of preferred stock was convertible into one share of common stock and had a liquidation preference equal to $1.00 per share. During the year ended December 31, 1995, 1,362,500 preferred shares were converted into the same number of common shares resulting in 137,500 preferred shares of stock outstanding at December 31, 1995. Liquidating preferences totaled $137,500 for this class of preferred stock at December 31, 1995. During the year ended December 31, 1996, 137,500 preferred shares were converted into the same number of common shares resulting in no preferred shares of stock outstanding at December 31, 1996.

12.  COMMITMENTS

Employment Agreements:


     Effective January 1, 1995, the Company entered into three-year employment agreements with David N. Pierce and Andrew W. Pierce, each of whom is an officer and director. The agreements provide for annual compensation of $120,000 and $96,000, respectively, with annual increases of at least 7.5%, as determined by the board of directors or a compensation committee. Each employment agreement, as amended, provides that on the initiation of the first test well in the Baltic Concession, which commenced in late January 1997, the executive employee is entitled to receive a bonus in the form of a $100,000 credit that may be applied against the exercise of options to purchase Common Stock. The terms of such employment agreements are automatically extended for an additional year on the anniversary date of each such agreement. In the event of termination of employment resulting from a change in control of the Company not approved by the Board of Directors, each of the two officers would be entitled to a termination payment equal to 150% of his annual salary at the time of termination and the value of previously granted employee benefits, including stock options and stock awards.

     On July 1, 1996, the Company entered into a three-year employment agreement with Jerzy B. Maciolek, who is an officer of the Company, providing for an initial annual salary of $96,000 with an annual increase to be determined by the Company's board of directors or a compensation committee. The employment agreement also provides for annual bonuses of up to $100,000, payable in cash or stock or options, as may be determined by the board of directors or the compensation committee, based on the progress of projects which Mr. Maciolek is primarily engaged. In the event the employment contract is terminated by the Company, other than for cause, or by Mr. Maciolek for cause or because of a change in control of the Company, Mr. Maciolek is entitled to a termination payment equal to any accrued but unpaid salary and unreimbursed expenses and benefits plus his salary for the remaining term of the employment agreement. Additionally, all options held by Mr. Maciolek shall immediately vest and not be forfeited.

Consulting Agreement:

     The Company entered into a consulting agreement, effective August 3, 1995, with a director's consulting company under which it advises the Company respecting future financing alternatives, identifying possible sources of debt and equity financing, with particular emphasis on funding for the Baltic Concession and the Company's relationship with the investment community at a fee of $10,000 per month commencing October 15, 1995, and continuing through December 31, 1997.

13.  DISCLOSURE ABOUT OIL AND GAS PROPERTIES AND PRODUCING ACTIVITIES:

     The Company's significant oil and gas properties are located in Montana, Nevada, Utah and Poland.

     For the years ended December 31, 1996, 1995, and 1994, the Company sold over 85% of its total oil sales to one purchaser, all of which occurred in the


United States. The Company believes this purchaser could be replaced, if necessary, without a loss in revenue.

     Capitalized costs relating to oil and gas producing activities as of December 31, 1996 and 1995 are summarized as follows:

                                      UNITED
                                      STATES      POLAND     TOTAL
                                     --------    -------    -------
                                            (IN THOUSANDS)
DECEMBER 31, 1996:
Proved properties ...............    $  7,172     $  --    $  7,172
Unproved properties .............         132       394         526
                                     --------     -----    --------
                                        7,304       394       7,698
Less accumulated depreciation,
  depletion and amortization ....        (652)       --        (652)
                                     --------     -----    --------
                                     $  6,652     $ 394    $  7,046
                                     ========     =====    ========

DECEMBER 31, 1995:
Proved properties ...............    $  6,063     $  --    $  6,063
Unproved properties .............       1,426                 1,796
                                     --------     -----    --------
                                        7,489       370       7,859
Less accumulated depreciation,
  depletion and amortization ....        (406)       --       (406)
                                     --------     -----    --------
                                     $  7,083     $ 370      $7,453
                                     ========     =====    ========


     Costs incurred in oil property acquisition, exploration and development activities during the years ended December 31, 1996, 1995, and 1994, whether capitalized or expensed, are summarized as follows:

                                      UNITED      POLAND      TOTAL
                                      STATES
                                     -------     -------     -------
                                          (IN THOUSANDS)
DECEMBER 31, 1996:
Acquisition of properties
  Proved ........................    $     10     $   --    $      10
  Unproved ......................          97        274          371
Exploration costs ...............         676      1,750        2,426
Development Costs ...............         907         --          907
                                     --------    -------    ---------
                                     $  1,690    $ 2,024    $   3,714
                                     ========    =======    =========


DECEMBER 31, 1995:
Acquisition of properties
  Proved ........................    $     48    $    --    $      48
  Unproved ......................          16        370          386
Exploration costs ...............         533        214          747
Development costs ...............       1,175         --        1,175
                                     --------    -------    ---------
                                     $  1,772    $   584    $   2,356
                                     ========    =======    =========


DECEMBER 31, 1994:
Acquisition of properties
  Proved ........................    $  4,265     $   --    $   4,265
  Unproved ......................         910         --          910
Exploration costs ...............         651         --          651
Development costs ...............         585         --          585
                                     --------    -------    ---------
                                     $  6,411    $    --    $   6,411
                                     ========    =======    =========


14.  SUMMARY OIL AND GAS RESERVE DATA (UNAUDITED):

     The following quantity and value information is based on prices as of the end of each respective reporting period. No price escalations were assumed except for sales made under terms of contracts which include fixed and determinable escalations. Operating costs and production taxes were deducted in determining the quantity and value information. Such costs were estimated based on current costs and were not adjusted to anticipate increases due to inflation or other factors. No amounts were deducted for general overhead, depreciation, depletion and amortization and interest expense.

     The determination of oil and gas reserves is based on estimates and is highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available, and an accurate determination of the reserves may not be possible for several years after discovery.

Estimated Quantities of Proved Oil Reserves

     Following is a reconciliation of the Company's interest in net quantities of proved oil reserves. All proved oil reserves are located in the United States. Proved reserves are the estimated quantities of crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions. Changes in estimated oil reserves of the Company for the years ended December 31, 1996 1995, and 1994, are as follows:

                                        FOR THE YEARS ENDED DECEMBER 31,
                                      ------------------------------------
                                         1996          1995         1994
                                      ---------    ---------      --------
                                                  (BBLS)
otal proved reserves:
 Beginning of year ...............    5,257,173     5,733,813            --
 Purchase of minerals in-place ...           --       146,465     4,863,005
 Extensions and discoveries ......           --            --     1,254,708
 Revisions of previous estimates        315,625      (488,097)     (267,088)
 Production ......................     (130,018)     (135,008)     (116,812)
                                     ----------     ---------     ---------
   End of year....................    5,442,780     5,257,173     5,733,813
                                     ==========     =========     =========
Proved developed reserves:
 Beginning of year ...............    2,682,673     2,654,995            --
                                     ==========     =========     =========



   End of year....................    2,828,743     2,682,673     2,654,995
                                     ==========     =========     =========

     The downward revisions of previous estimates of total proved reserves in 1994 were principally due to a decline in the average price of oil during the nine months from April 1, 1994 (date of acquisition), to December 31, 1994, and an abnormal increase in water production rates in one field causing a decrease in estimated remaining reserves. The decrease in 1995 was principally due to substantial completion of a water flood project resulting in removal of proved undeveloped reserves as production rates in the field had not then shown adequate production to justify recognition as proved developed reserves. The increase in 1996 was principally due to a substantial increase in oil prices at year-end 1996 compared to a year earlier, resulting in an increase in useful economic lives of the wells and a concomitant increase in estimated total production.

     Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil Reserves

     Estimated discounted future net cash flows and changes therein were determined in accordance with Statement of Financial Accounting Standards No. 69. Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is essential for a proper understanding and assessment of the data presented.

     Future net cash flows were computed by applying period-end prices and costs of oil relating to the Company's proved reserves to the period-end quantities of those reserves.

     The assumptions used to compute the proved reserve valuation do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. Assigning monetary values to the reserve quantity estimation process does not reduce the subjective and ever-changing nature of such reserve estimates.

     Additional subjectivity occurs when determining present values because the rate of producing the reserves must be estimated. In addition to errors inherent in predicting the future, variations from the expected production rate also could result directly or indirectly from factors outside the Company's control, such as unintentional delays in development, environmental concerns and changes in prices or regulatory controls.

     The reserve valuation assumes that all reserves will be disposed of by production. However, if reserves are sold in place, additional economic considerations also could affect the amount of cash eventually realized.

     Future development and production costs are computed by estimating expenditures to be incurred in developing and producing the proved oil reserves at the end of the period, based on period-end costs and assuming continuation of existing economic conditions.


     A discount rate of 10% per year was used to reflect the timing of the future net cash flows.

                                                 AS OF DECEMBER 31,
                                     -------------------------------------
                                         1996          1995         1994
                                     ----------     --------     ---------
                                                 (IN THOUSANDS)

Future cash flows.................    $ 116,405     $  86,643     $ 72,914
Future production and development
 costs ...........................      (47,083)      (41,463)     (33,728)
                                     ----------      --------    ---------
Future net cash flows.............       69,322        45,180        39,186
Future income tax expense.........      (17,880)      (11,628)       (8,064)

  Future net cash flows...........       51,442        33,552        31,122
10% annual discount for estimated
 timing of cash flows ............      (25,158)      (15,891)      (14,369)
                                     ----------      --------     ---------

Standardized measure of discounted
 future net cash flows ...........    $  26,284     $  17,661     $  16,753
                                     ==========     =========     =========

     Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil Reserves:

     The following are principal sources of changes in the standardized measure of discounted future net cash flows:

                                         1996         1995          1994
                                     ----------    ----------     ---------
                                                 (IN THOUSANDS)

Balance, beginning of year........    $  17,661     $ 16,753     $      --
Sales of oil produced, net of
 production costs ................       (1,120)        (709)       (1,035)
Net changes in prices and
 production costs ................       11,374        4,663        (1,377)
Purchases of minerals in-place....           --          681        20,125
Extensions and discoveries, net of           --           --         5,236
 future costs ....................
Changes in estimated future
 development costs ...............           (1)         349          (630)
Development costs incurred during
 the year ........................        1,070        1,298           134
Revisions in previous quantity
 estimates .......................        2,234       (2,467)       (1,015)
Accretion of discount.............        1,766        1,675         1,509
Net change in income taxes........       (3,015)      (2,178)       (2,404)
Changes in rates of production and
 other ...........................       (3,685)      (2,404)       (3,790)
                                     ----------     --------     ---------
Balance, end of year..............    $  26,284     $ 17,661     $  16,753
                                     ==========     =========    =========