Form 10QSB
period 1997-03-31
FX ENERGY INC
filed 1997-05-15
CIK 907649

U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.


                                  FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1997


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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 12,584,381 shares of $.001 par value common stock outstanding as of May 9, 1997.

Transitional Small Business Disclosure Format:  Yes         No  X

---------------------------------------------------------------------------
                                    PART I.
                              FINANCIAL STATEMENTS
---------------------------------------------------------------------------

                        FX ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 1997
                                  (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                        $ 12,774,441
   Accounts receivable:
       Accrued oil sales                                 251,176
       Due from joint interest owners                    615,560
   Inventory                                              18,466
   Other current assets                                   24,749
                                                    ------------
            Total current assets                      13,684,392
                                                    ------------
Property and equipment, at cost:
   Oil and gas properties
   (successful efforts method):
       Proved                                          7,013,031
       Unproved                                          701,738
   Other property and equipment                        2,002,155
                                                    ------------
                                                       9,716,924

   Less accumulated depreciation, depletion and
   amortization                                       (1,547,894)
                                                    ------------
       Net property and equipment                      8,169,030
                                                    ------------
Other assets:
   Certificates of Deposit                               381,500
   Other                                                   1,854
                                                    ------------
            Total other assets                           383,354
                                                    ------------
TOTAL ASSETS                                        $ 22,236,776
                                                    ============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                $     469,528
   Accrued liabilities                                   366,859
                                                    ------------
            Total current liabilities                    836,387
                                                    ------------
Long term debt:                                        2,109,367
                                                    ------------
            Total liabilities                          2,945,754
                                                    ------------

Stockholders' Equity
   Common stock, $.001 par value, 20,000,000
     shares authorized, 12,584,381 issued and
     outstanding                                          12,592
     Additional paid-in capital                       30,216,572
     Accumulated deficit                             (10,938,142)
                                                    ------------
          Total stockholders' equity                  19,291,022
                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  22,236,776
                                                   =============

                        FX ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                    FOR THE THREE MONTHS
                                       ENDED MARCH 31,
                               ---------------------------------
                                    1997               1996
                               -------------      ------------
Revenues:
     Oil sales                 $     578,977      $    504,933
     Drilling revenue                    300               475
                               -------------      ------------
        Total revenues               579,277           505,408

Operating costs and expenses:
     Operating costs                 353,517           293,243
     Production taxes                 37,339            31,948
     Exploration costs             1,332,733           188,860
     Drilling costs                   15,498            24,270
     Depreciation, depletion
     and amortization                144,822           138,286
     General and administrative      643,677           365,859
                               -------------      ------------
          Total operating costs
          and expenses             2,527,586         1,042,466
                               -------------      ------------
     Operating loss               (1,948,309)         (537,058)
                               -------------      ------------
     Other income (expense):
         Interest and other          202,831            35,640
          income
         Interest expense            (33,233)          (81,519)
                               -------------      ------------
           Total other
           income(expense)           169,598           (45,879)
                               -------------      ------------
     Net loss                  $  (1,778,711)     $   (582,937)
                               =============      ============
     Net loss per common share        $(0.14)           $(0.07)
                               =============      ============
     Weighted average number of
      shares outstanding          12,552,261          8,086,025
                               =============      =============

                        FX ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                                  FOR THREE MONTHS ENDED
                                                        MARCH 31,
                                             -----------------------------
                                                  1997             1996
                                             -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                  $  (1,778,711)   $   (582,937)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation, depletion and
      amortization                                 144,822         138,286
     Common stock and options issued for
      services                                          --         113,750
     Increase (decrease) from changes in:
       Accounts receivable                        (479,855)        (23,437)
       Interest receivable                         131,889             --
       Inventory                                     1,750           1,317
       Other current assets                         42,734         (42,849)
       Accounts payable and accrued
       liabilities                                 250,191        (351,136)
                                             -------------    ------------
         Net cash used in operating
           activities                           (1,687,180)       (747,006)
                                             -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties             (16,993)        (89,032)
   Additions to other property and                (113,189)        (58,183)
   equipment
   Additions to other assets                        (1,854)             --
   Proceeds from sale of interest in
    unproved properties                                 --         100,000
   Proceeds from maturing bonds                  5,476,574              --
                                             -------------    ------------
      Net cash provided by (used in)
       investing activities                      5,344,538         (47,215)
                                             -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long term debt                                     (83,389)
   Proceeds from long term debt                    609,117              --
   Proceeds from issuance of common stock,
    net of offering costs                               --         993,060
   Proceeds from exercise of warrants and
    options                                        162,052              --
                                             -------------    ------------
      Net cash provided by financing
       activities                                  771,169         909,671

INCREASE IN CASH AND CASH EQUIVALENTS            4,428,527         115,450
                                             -------------    ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                          8,345,914         743,721
                                             -------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  12,774,441    $    859,171
                                             =============    ============


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. ( formerly Frontier Oil Exploration Company) and Subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements should be read in conjunction with FX Energy's annual report on Form 10-KSB for the year ended December 31, 1996, the financial statements and notes thereto included in its Form 10-KSB.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. At March 31, 1997, the Company owned 100% of the voting stock of its subsidiaries, including FX Producing Company, Inc. ("FX Producing").

NOTE 2:   CASH AND CASH EQUIVALENTS

     The Company had $5,477,000 invested in short term bonds at December 31, 1996. The entire bond portfolio matured during the first quarter of 1997 and was subsequently reinvested into a money market equities fund.

NOTE 3:   INCOME TAXES

     The Company recognized no income tax benefit from the losses generated in the first quarter of 1997 and the first quarter of 1996.

NOTE 4:   COMMON STOCK

     During the three months ended March 31, 1997 warrants for 12,500 shares and options for 79,334 shares were exercised. This resulted in net proceeds of $14,000 for warrants and $148,000 for options respectively to the Company.

     In connection with the purchase of the Company's producing oil properties and well servicing equipment in 1994, the Company agreed to issue to the former owners up to 400,000 shares of Company common stock in semi-annual increments of 50,000 shares each beginning October 1, 1994 on the attainment of certain levels of oil production from the properties acquired. Production levels as of April 1, 1997 had not been reached. Accordingly, the number of shares that may be issued in the future has been reduced to 100,000 shares.


NOTE 5:   LONG TERM DEBT - AGREEMENT WITH RWE-DEA

     On May 3, 1996, the Company entered into an agreement with RWE-DEA Aktiengesellschaft fur Mineraloel und Chemie, Hamburg, Germany ("RWE-DEA"), which provides for joint operations on the Company's approximately 2.4 million acre on-shore Baltic Platform Concession area in northern Poland. This agreement grants to RWE-DEA the right to earn 50% interest in the concession area by paying the Company $250,000 in cash, paying up to $1,100,000 for a seismic survey and $1,000,000 of cost relating to the initial exploratory well to be drilled at a location to be designated by RWE-DEA. To retain its interest in the Baltic Concession RWE-DEA must fund fifty percent of the cost relating to the second exploratory well in the Baltic Concession.

     In order to obtain desired treatment under Polish tax laws for joint activities with RWE-DEA on the Baltic Concession, the Company and RWE-DEA have determined to effect their 50-50 ownership in the project through RWE-DEA's purchase of 50% of the shares of the Company's subsidiary which holds the Baltic Concession, Warmia Petroleum Company, Sp z o.o. ("Warmia"). This transaction requires approval by the Polish government. The Company expects such approval will be obtained in the second quarter of 1997 based on discussions among representatives of the Company, RWE-DEA, and the Polish Government. If such approval is not obtained, the Company will reimburse RWE-DEA for its direct expenditures related to the Baltic Concession. Accordingly, all Baltic Concession exploration costs are reflected as the Company's expenses until approval by the Polish government is received.
As of March 31, 1997 RWE-DEA had advanced Warmia $2,109,367 to fund exploration activity on the Baltic Concession. The Company currently accounts for the advanced funds as a long term note payable. However, upon approval of RWE-DEA's purchase of 50% of Warmia the Company will de-consolidate Warmia and begin accounting for its investment in Warmia using the equity method.



NOTE 6: NET LOSS PER SHARE

        Net loss per share of common stock is computed based on the weighted average number of common and common equivalent shares outstanding during the period. Options, warrants, and convertible preferred stock are excluded from the calculation when their effect would be antidilutive.


NOTE 7:   SUBSEQUENT EVENTS

     The Orneta #1, the initial exploratory well on the Baltic Concession, was spudded on February 3, 1997 . The well was drilled to the top of the Cambrian section at a total true vertical depth of 7,987 feet on April 14, 1997. After coring the well began flowing water at a sufficient level to require shutting the well in. However, no economic quantities of oil or gas were encountered. The Orneta #1 was subsequently plugged and abandoned as a dry hole.

     On April 16, 1997 the Company entered into an agreement with Apache Corporation whereby Apache Corporation will earn a 50% interest in the Company's Lublin Concession (containing approximately 2 million acres) by paying the Company $150,000 in cash, shooting 500 kilometers (approximately 300 miles) of 2D seismic, and drilling two exploratory wells prior to June 30, 1998 at its own expense. Apache Corporation has a minimum contractual obligation to shoot 300 miles of seismic and to drill the first well. It is anticipated that Apache Corporation will spend approximately $5,000,000 to earn its interest in the Lublin Concession. Apache Corporation will become the operator of the Lublin Concession. The Company and Apache Corporation also created an area of mutual interest covering approximately 4 million additional acres on blocks adjacent and near the Lublin Concession.

                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS

Forward-Looking Information May Prove Inaccurate

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect," and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

FINANCIAL CONDITION

     Working Capital

     The Company had working capital of $12,848,000 at March 31, 1997 as compared to $13,843,000 at December 31, 1996. The decrease of $995,000 is primarily attributed to the operating loss for the first quarter of 1997 of $1,779,000 which was partially offset by an increase of $609,000 in long term debt and net proceeds of $162,000 relating to the exercise of stock options and warrants.

     Operating Activities

     The net cash used in operating activities during the first quarter of 1997 was $1,687,000, an increase of $940,000 over the first quarter 1996 amount of $747,000. The increase was due principally to a net loss of $1,779,000 for the first quarter of 1997, an increase of $1,196,000 over the first quarter of 1996 net loss of $583,000. The increased net loss was a result of increased exploration efforts in the Company's Poland Concessions. Accounts receivable increased $480,000 for the first quarter of 1997 primarily due to additional advances due from RWE-DEA, the Company's partner in its Baltic Concession.
There were no accounts receivable amounts associated with RWE-DEA during the first quarter of 1996. Accounts payable also increased $250,000 during the first quarter of 1997 as a result of additional accrued liabilities associated with drilling the Orneta #1 well in Poland.

     Investing Activities

     During the first three months of 1997 the Company expended a net amount of $17,000 on additions to oil and gas properties as compared to $89,000 during the first quarter of 1996. The decrease of $72,000 was due to less capital spent $51,000 in additions to producing properties (primarily the Cut Bank field), had a $210,000 reduction in oil and gas properties related to the Orneta #1 (the well was determined to be a dry hole in the first quarter of 1997 but was carried as work in process as of December 31, 1996), and $176,000 in additional unproved leasehold costs ($77,000 relating to Poland and $99,000 for acquiring leases in the Williston Basin of North Dakota). The Company currently has capitalized costs totaling $701,000 relating to unproved properties which are concentrated in two main areas, namely the Williston Basin in North Dakota and Poland. In accordance with generally accepted accounting principles, should the Company determine that prospects' capitalized costs are not recoverable following unsuccessful exploration drilling or otherwise, the Company would record an impairment charge which may materially and adversely affect the Company's results of operations for the period during which such impairment is recognized. There were no impairments in the first quarter of 1997 or the first quarter of 1996.

     Additions to other property and equipment totaled $113,000 for the first quarter of 1997, an increase of $55,000 over the first quarter of 1996. In 1997, the Company spent $75,000 upgrading its well servicing and drilling equipment in Montana and $38,000 for additional office equipment in its Salt Lake City office.

     Financing Activities

     During the first quarter of 1997 warrants and options for 91,834 shares resulting in net proceeds of $162,000 net to the Company were exercised.

     Due to the method of reporting the Company's receipt of funds from RWE-DEA (all funds received from RWE-DEA must be recorded as long term debt), its partner in the Baltic Concession, the Company's long term debt increased to $2,109,000, an increase of $609,000 over its December 31, 1996 balance of $1,500,000. The Company expects the Polish government to approve RWE-DEA as a 50% shareholder in Warmia, its wholly owned Polish subsidiary, during the second quarter of 1997. Upon approval by the Polish government, the Company will recognize a gain or loss on the transaction, de-consolidate Warmia (including eliminating the long term debt associated with RWE-DEA) and report its activity using the equity method of accounting.

     The Company has continued to maintain its credit facility with Bank One which includes a borrowing base of $3,580,000 collateralized by assets owned by FX Producing, a wholly owned subsidiary. Due to the Company's current favorable working capital position there are no immediate plans to utilize the credit facility.

     The Company's planned expenditures are as follows: (i) a net amount of approximately $2,300,000 to drill two wells and acquire additional seismic data on its Baltic Concession through early 1998 assuming continued participation by RWE-DEA, (ii) approximately $5,500,000 in its Lublin concession to drill two wells and acquire seismic data, of which an estimated amount of $5,000,000 will be paid 100% by Apache Corporation through mid 1998, (iii) approximately $1,400,000 for the review and evaluation of available geological and geophysical data and the potential initiation of exploratory activities in the Carpathian joint study area during the next twelve months, (iv) approximately $6,100,000 for in-fill development drilling in the Cut Bank field in Montana subject to the continuing evaluation of data from previous development as discussed below and
(v) approximately $800,000 for exploration activities in the western United States. The allocation of the Company's capital among the categories of anticipated expenditures is discretionary and will depend upon future events that cannot be predicted. Such events include the actual results and costs of future exploration and development drilling activities. Consistent with previous practice, the Company may obtain partial funding for its exploration and potential development activities through strategic arrangements with industry or financial partners.

     The Company will continue to monitor the results from the infill drilling completed in January 1996 in the Cut Bank field and will study the details of production from other areas of the field to determine whether such infill drilling is resulting in a financial return to the Company that is satisfactory as compared to other opportunities then available to the Company. If, in the opinion of the Company other development opportunities then available to the Company, including development in the Baltic Concession and other areas of Poland, are likely to provide a greater financial return to the company, funds initially budgeted to the Cut Bank field development may be utilized for development of other fields.

RESULTS OF OPERATIONS

     Comparison of the First Quarter 1997 to the First Quarter 1996

     Oil sales increased $74,000 in the first quarter of 1997 to $579,000 as compared to $505,000 in the same quarter of 1996. The increase was due to an average increase of approximately $2.44 per barrel in the price of oil sold during the first quarter of 1997 as compared to the first quarter of 1996. Production was essentially flat, at 31,122 barrels for the first quarter of 1997, compared to 31,595 for the same quarter in 1996.

     Drilling revenues of $300 for the first quarter of 1997 were virtually unchanged from the $475 in the first quarter of 1996. The Company did not drill any exploratory wells with its drilling rig during the first quarter of
1997 or the first quarter of 1996.    Drilling revenue will vary with the timing
of wells being drilled, costs of the wells and the Company's working interest.

     Operating costs increased $61,000 to $354,000 in the first quarter of 1997 as compared to $293,000 in the same quarter of 1996. The increase was primarily due to a continuation of concerted efforts to perform increased maintenance on the Southwest Cut Bank Sand Unit in conjunction with the Company's ongoing program to enhance the overall production of the field.

     Production taxes increased $5,000 to $37,000 in the first quarter of 1997 as compared to $32,000 in the same quarter of 1996. The first quarter of 1996 was lower due to production tax adjustments from prior production periods.

     Exploration costs increased $1,144,000 in the first quarter of 1997 to $1,333,000 as compared to $189,000 in the same period of 1996. The increase is principally due to the Orneta #1, a dry hole drilled on the Company's Baltic concession in Poland which cost $1,100,000. RWE-DEA has advanced the Company its share of costs in the Orneta #1, a total of approximately $1,050,000. However, since the Polish government has not formally recognized RWE-DEA as a fifty percent owner in the Baltic Concession, the funds advanced to the Company by RWE-DEA are recorded as long term debt instead of reducing the dry hole costs associated with drilling the Orneta #1.

     Drilling costs decreased $9,000 to $15,000 in the first quarter of 1997 as compared to $24,000 in the same quarter of 1996. The Company's drilling rig was not utilized for exploratory drilling in the first quarter of 1997 or the first quarter of 1996.

     Depreciation, depletion and amortization increased $7,000 to $145,000 in the first quarter of 1997 as compared to $138,000 for the same period of 1996. The increase in depreciation was primarily due to the depreciation of furniture and equipment additions purchased after the first quarter of 1996. Depletion was essentially the same due to flat production volumes.

     There were no leasehold impairments in the first quarter of 1997 or the first quarter of 1996. Leasehold impairments will vary from quarter to quarter and year to year based upon management's periodic assessment to determine whether the unproved properties have been impaired.

     General and administrative expenses increased $278,000 to $644,000 in the first quarter of 1997 as compared to $366,000 in the same quarter of 1996. The increase was primarily due to the additional general and administrative expenses associated with the Company's Polish operations. The Company's expanded Polish activity includes four separate Polish exploraiton subsidiaries in the first quarter of 1997 as compared to only the Baltic Concession in the first quarter of 1996.

     Interest and other income increased $167,000 to $203,000 for the first quarter of 1997 as compared to $36,000 in the same quarter of 1996. The increase is primarily due to an increase in the interest earned on cash and other investments of $164,000 in the first quarter of 1997 as compared to $12,000 in the first quarter of 1996. The Company's cash position was $12,215,000 higher in the first quarter of 1997 as compared to the first quarter of 1996 due to the remaining cash proceeds of the Company's public offering in August 1996.

     Interest expense decreased $49,000 to $33,000 for the first quarter of 1997 as compared to $82,000 in the same quarter of 1996. The decrease is primarily due to a $1,329,000 reduction in the of the Company's long term debt from the first quarter of 1996 to the first quarter of 1997. The Company's long term debt of $3,439,000 at March 31, 1996 was paid off in August 1996. The Company's long term debt of $2,109,000 at March 31, 1997 pertains to advances received from RWE-DEA, its partner in the Baltic concession. The Company expects the Polish government to approve RWE-DEA's purchase of fifty percent of Warmia, a wholly owned subsidiary, in the second quarter of 1997. Upon approval by the Polish government the Company will recognize a gain or loss on the transaction, de-consolidate Warmia (including the long term debt associated with the RWE-DEA advances) and report its results using the equity method of accounting.

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


---------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
---------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following exhibits are included as part of this report:

          SEC
Exhibit   Reference
Number    Number       Title of Document                   Location
------    --------- --------------------                   ------------


Item 4.             Instruments Defining the Rights of
                    Security Holders
------------------------------------------------------
4.01       4        Form of Amendment To Articles Of      Incorporated by
                    Incorporation Designating Rights,     Reference (1)
                    Privileges, And Preferences Of
                    Series "A" Preferred Stock

4.02       4        Form of Rights Agreement dated as     Incorporated by
                    of April 4, 1997, between FX          Reference (1)
                    Energy, Inc., and Fidelity
                    Transfer Corp.


(1) Incorporated by reference from the current report on Form 8-K dated April 4, 1997


(b)  Reports on Form 8-K.

     During the quarter ended March 31, 1997, the Company filed the following reports on Form 8-K:

Date of Event Reported    Item(s) Reported
----------------------    -------------------------------
February 3, 1997          Item 5. Other Events

March 17, 1997            Item 5. Other Events

April 1, 1997             Item 5. Other Events

April 4, 1997             Item 5. Other Events

                          Item 7. Financial Statements and
                          Exhibits

April 14, 1997            Item 5. Other Events

April 18, 1997            Item 5. Other Events


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