Form 10QSB
period 1997-06-30
FX ENERGY INC
filed 1997-08-14
CIK 907649

U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.


                                  FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1997




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


State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 12,589,381 shares of $.001 par value common stock outstanding as of August 7, 1997.

Transitional Small Business Disclosure Format:  Yes         No  X



                        FX ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF JUNE 30, 1997
                                  (Unaudited)

ASSETS

Current assets:
 Cash and cash equivalents                                $ 9,584,818
   Investment in marketable debt securities                 2,587,589
   Accounts receivable:
     Accrued oil sales                                        228,678
     Due from joint interest owners and others                458,967
 Interest Receivable                                           46,037
 Inventory                                                     20,155
 Other current assets                                          24,157
                                                          -----------
     Total current assets                                  12,950,401
                                                          -----------

Property and equipment, at cost:
 Oil and gas properties (successful efforts method):
 Proved                                                     7,217,186
  Unproved                                                    923,859
     Other property and equipment                           2,102,392
                                                          -----------
                                                           10,243,437

 Less accumulated depreciation, depletion and
  amortization                                             (1,695,131)
                                                          -----------
     Net property and equipment                             8,548,306
                                                          -----------

Other assets:
 Certificates of deposit                                      381,500
 Other                                                         11,866
                                                          -----------
     Total other assets                                       393,366
                                                          -----------

TOTAL ASSETS                                              $21,892,073
                                                          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                         $   512,051
 Advances from non-operators                                  239,941
                                                          -----------
     Total current liabilities                                751,992
                                                          -----------

Long-term debt:                                                65,520
                                                          -----------

     Total liabilities                                        817,512
                                                          -----------

Commitments                                                         -

Stockholders' Equity:
 Preferred Stock, $.001 par value; 5,000,000 shares
 issued, none issued and outstanding
 Common stock, $.001 par value; 30,000,000 shares
 authorized, 12,584,381 issued and outstanding                 12,592

 Additional paid-in capital                                30,216,572
 Accumulated deficit                                       (9,154,603)
                                                          -----------
     Total stockholders' equity                           $21,074,561
                                                          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $21,892,073
                                                          ===========


                        FX ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                       For the three months   For the six  months
                                          ended June 30,        ended June 30,
                                       ---------------------  -----------------------
                                          1997        1996        1997         1996
                                       --------     --------  ---------     ---------
Revenues:
     Oil sales                        $  499,737  $  572,175   $1,078,714   $1,077,108
     Drilling Revenue                     72,166       7,250       72,466        7,725
                                      ----------  ----------   ----------   ----------
         Total revenues                  571,903     579,425    1,151,180    1,084,833
                                      ----------  ----------   ----------   ----------

Operating costs and expenses:
     Operating costs                     197,804     255,253      551,321      548,496
     Production taxes                     40,652      43,025       77,991       74,973
     Exploration costs                   863,499     205,509    2,196,232      394,369
     Drilling costs                      118,235       1,766      133,733       26,036
     Depreciation, depletion
        and amortization                 163,695     137,206      308,517      275,492
     General and administrative          605,104     360,003    1,248,781      725,862
                                      ----------  ----------   ----------   ----------
         Total operating costs and
          expenses                     1,988,989   1,002,762    4,516,575    2,045,228
                                      ----------  ----------   ----------   ----------

     Operating loss                   (1,417,086)   (423,337)  (3,365,395)    (960,395)
                                      ----------  ----------   ----------   ----------

     Other income (expense):
          Interest and other income      189,072      21,179      391,903       56,819
          Interest expense               (49,506)    (89,554)     (82,739)    (171,073)
                                      ----------  ----------   ----------   ----------
         Total other income
          or (expense)                   139,566     (68,375)     309,164     (114,254)
                                      ----------  ----------   ----------   ----------

     Net loss before extraordinary
      item                            (1,277,520)   (491,712)   (3,056,231)  (1,074,649)
                                       ----------  ----------   ----------   ----------

     Extraordinary gain:
          Baltic concession (Note 5)   3,061,059          -      3,061,059           -
                                      ----------  ----------   ----------   ----------

    Net income or (loss)              $1,783,539  $ (491,712)  $    4,828   $(1,074,649)
                                      ==========  ==========   ==========   ===========

    Net income or loss per common share
         Net loss before
          extraordinary gain               (0.10)      (0.06)       (0.24)       (0.13)
         Extraordinary gain                 0.24          -          0.24           -
                                      ----------  ----------   ----------   ----------
            Net income or (loss)
              per common share        $     0.14  $    (0.06)  $       -    $    (0.13)
                                      ==========  ==========   ==========   ==========


     Weighted average number
        Of common shares outstanding   12,552,261   8,613,177   12,568,410   8,353,524
                                       ==========  ==========   ==========  ==========




                       FX ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                                     For six  months ended
                                                           June 30,
                                                    ------------------------
                                                      1997            1996
                                                    --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income or (loss)                            $     4,828     $(1,074,649)
 Adjustments to reconcile net income or (loss)
 to net cash provided for or (used) in
 operating activities:
  Extraordinary gain                              (3,061,059)              -
  Depreciation, depletion and amortization           308,517         275,492
  Dry hole costs                                     210,000
  Leasehold impairments                                  435               -
  Common stock and options issued for services            -          147,750
 Increase (decrease) from changes in:
  Accounts receivable                               (214,912)       (347,780)
  Inventory                                               61          (2,290)
  Other current assets                                43,326         (75,277)
  Advances from non-operators                        239,941
  Accounts payable and accrued liabilities           (74,145)       (118,070)
                                                 -----------      ----------
     Net cash used in operating activities        (2,543,008)     (1,194,824)
                                                 -----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to oil and gas properties                (653,704)       (300,074)
 Additions to other property and equipment          (242,935)       (154,655)
 Additions to other assets                           (11,866)              -
 Proceeds from sale of interest in unproved
 properties                                                -         350,000
 Proceeds from sale of equipment                      13,051           9,700
 Purchase of marketable debt securities           (2,587,589)              -
 Proceeds from marketable debt securities          5,476,574               -

 Purchase of certificate of deposit                        -        (300,000)
                                                 -----------      ----------
     Net cash provided by or (used) in investing
     activities                                    1,993,531        (395,029)
                                                 -----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long term debt                               -         (91,992)
 Proceeds from long term debt                      1,626,329               -
 Deferred offering costs                                   -         (69,142)
 Proceeds from issuance of common stock and
 Exercise of warrants, net of offering costs         162,052       1,898,770
                                                 -----------      ----------
     Net cash provided by financing activities     1,788,381       1,737,636
                                                 -----------      ----------
INCREASE OR (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                       1,238,904         147,783
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   8,345,914         743,721
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 9,584,818     $   891,504
                                                 ===========     ===========


                   The accompanying notes are an integral part of these consolidated financial statements

                        FX ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and Subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements should be read in conjunction with FX Energy's annual report on Form 10-KSB for the year ended December 31, 1996 and the quarterly report on Form 10-QSB for the three months ended March 31, 1997.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. At June 30, 1997, the Company owned 100% of the voting stock of its subsidiaries, including FX Producing Company, Inc. ("FX Producing").

NOTE 2:   INVESTMENT IN MARKETABLE DEBT SECURITIES

     The Company had $5,477,000 invested in short term bonds at December 31, 1996. The entire bond portfolio matured during the first quarter of 1997 and the Company subsequently reinvested $2,588,000 of the proceeds into additional short term bonds in the second quarter of 1997.

NOTE 3:   INCOME TAXES

     The Company recognized no income tax expense for the first six months of 1997 because the net income generated was fully offset by net operating losses carried forward from prior periods.

NOTE 4:   COMMON STOCK

     During the six months ended June 30, 1997 warrants for 12,500 shares and options for 79,334 shares were exercised. This resulted in net proceeds of $14,000 for the warrants and $148,000 for the options respectively to the Company.

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

NOTE 5:   EXTRAORDINARY GAIN - BALTIC CONCESSION

     On May 3, 1996, the Company entered into an agreement with RWE-DEA Aktiengesellschaft fur Mineraloel und Chemie, Hamburg, Germany ("RWE-DEA"), which provided for joint operations on the Company's approximately 2.4 million acre on-shore Baltic Platform Concession area in northern Poland. The agreement granted RWE-DEA the right to earn a fifty percent interest in the concession area by paying the Company $250,000 in cash, paying up to $1,100,000 for a seismic survey, $1,000,000 of cost relating to the initial exploratory well to be drilled at a location to be designated by RWE-DEA and fifty percent of the cost of the second exploratory well to be drilled at a location designated by the Company. The Orneta #1, the initial exploratory well in the Baltic Concession, was spudded in February 1997 and subsequently determined to be a dry hole in April 1997.

     On June 30, 1997 RWE-DEA elected not to fund its fifty percent share of costs relating to the second exploratory well in the Baltic Concession. As a result, RWE-DEA forfeited its right to earn a fifty percent interest in the Baltic Concession. The Company was not obligated to reimburse RWE-DEA for any of the funds it had previously advanced to the Company relating to the Baltic Concession. RWE-DEA had advanced the Company $1,500,000 as of December 31, 1996 plus an additional amount of $1,561,000 during the first six months of 1997, for a total amount of $3,061,000. Accordingly, the Company recognized its long term note payable amount of $3,061,000 associated with RWE-DEA as income and reflected it as an extraordinary gain for the quarter ended June 30, 1997.

     The Gladysze #1-A, the second exploratory well in the Baltic Concession, was spudded by the Company on July 14, 1997 without RWE-DEA as an interest owner.

NOTE 6:   NET INCOME OR (LOSS) PER SHARE

     Net income or (loss) per share of common stock is computed based on the weighted average number of common and common equivalent shares outstanding during the period. Options, warrants, and convertible preferred stock are excluded from the calculation when their effect would be antidilutive.

NOTE 7:   SUBSEQUENT EVENTS

      As a result of the Company's efforts to expand its original eight Lublin, Poland area concession blocks ("Original Eight Blocks"), containing approximately 2 million acres, on July 18, 1997, the Company was awarded sixteen additional adjacent concession blocks (the "Additional 16 Blocks") covering approximately 3.5 million acres. The Additional 16 Blocks require a minimum work commitment of drilling five wells, the shooting of 1,150 kilometers of seismic and other fees and costs totaling approximately $500,000 during a three year exploration period.

     On August 1, 1997, the Company's April 16, 1997, agreement with Apache Corporation ("Apache") relating to the Original Eight Blocks was expanded and modified to include the Additional 16 Blocks. The terms of the original agreement were modified to include an additional cash payment of $300,000 by Apache and a commitment by Apache to pay the costs of drilling five additional exploratory wells, all additional concession costs, all additional usufruct costs, and costs of shooting approximately 1,150 kilometers of additional seismic during a three year exploration period.

     Final discussions are underway to enable the Polish Oil & Gas Company ("POGC") to participate in the Additional 16 Blocks by granting POGC the right, on a block by block basis, to earn up to a one third interest by paying its proportionate share of the drilling cost of the first exploratory well on each block. Should POGC make such an election in the Additional 16 Blocks, Apache's and the Company's interest would be reduced proportionately. The ongoing discussions also include allowing POGC to have an option to earn up to a twenty five percent interest in the Original Eight Blocks by paying for one fourth of the cost, on a block-by-block basis, of the initial exploratory well on each block. Should POGC make such an election on the Original Eight Lublin Blocks, Apache has agreed to pay the Company $40,000 for each percentage point reduction in the Company's interest as a result of POGC's election.


-------------------------------------------------------------------------------
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS
-------------------------------------------------------------------------------

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

FINANCIAL CONDITION

     Working Capital

     The Company had working capital of $12,198,000 at June 30, 1997 as compared to $13,843,000 at December 31, 1996. The decrease of $1,645,000 in working capital is primarily attributable to $2,543,000 used in operating activities and asset additions of $699,000 which were partially offset by $162,000 received from the exercise of stock options and warrants and $1,561,000 relating to funds received from RWE-DEA during the first six months of 1997.

     In May 1997 the Company revised its credit facility with Bank One whereby a borrowing base of $3,000,000 was established by using assets owned by FX Producing, a wholly owned subsidiary, as collateral. The borrowing base amount of $3,000,000 will be reduced by $25,000 per month effective June 1, 1997. The Company also agreed to a revolving commitment amount of $100,000. Due to the Company's current favorable working capital position there are no immediate plans to utilize Bank One's credit facility.

     Operating Activities

     The net cash used in operating activities during the six months ended June 30, 1997 was $2,543,000, an increase of $1,348,000 over the first six months of the 1996 amount of $1,195,000. The increase in net cash used in operating activities was primarily attributed to increased exploration efforts in the Company's Poland Concessions in which the Company drilled a dry hole costing $1,805,000 on the Company's Baltic Concession.

     Investing Activities

     During the first six months ended June 30, 1997 the Company expended a net amount of $444,000 on additions to oil & gas properties, as compared to $300,000
during the same period of 1996.   In May 1997 the Company drilled and completed
a successful exploration well, the State #31-8, on its Rattler's Butte prospect in central Montana which is currently producing approximately 200 barrels of oil per day and is operated by another company. The well cost $20,000, net to the Company's 6.25% working interest. In existing producing fields, primarily the Cut Bank field in Montana, the Company spent $236,000 in upgrading its production facilities. The Company incurred a reduction of $210,000 in oil and gas properties related to the Orneta #1, which was carried as work in progress as of December 31, 1996 and subsequently determined to be a dry hole on April 14, 1997. The Company increased its domestic undeveloped leasehold inventory in 1997 by spending $76,000 in Nevada, $170,000 in the Williston Basin of North Dakota, and $42,000 in central Montana, a total of $288,000. In Poland the Company spent $110,000 in concession acquisition costs. The Company currently has capitalized undeveloped leasehold costs of $420,000 domestically and $504,000 relating to Poland. In accordance with generally accepted accounting principles, should the Company determine that prospects' capitalized costs are not recoverable following unsuccessful exploration drilling or otherwise, the Company will record an impairment charge which may materially and adversely affect the Company's results of operations for the period during which such impairment is recognized.

     Additions to other property and equipment totaled $243,000 during the first six months of 1997, an increase of $88,000 as compared to $155,000 for the same period of 1996. In 1997 the Company spent $74,000 in upgrading its computer software and office equipment and had capital additions of $127,000 relating to its drilling rig and well servicing equipment. The Company also enhanced its fleet of pickups used in its drilling and producing operations by trading in two pickups for $13,000 and purchasing two new pickups for $42,000.

     The Company had $5,477,000 invested in bonds as of December 31, 1996, all of which matured during the six months ended June 30, 1997. Proceeds of $2,588,000 were reinvested into short term bonds, with the remainder of the proceeds being used primarily to fund the net cash used by operations of $2,543,000 during the six months ended June 30, 1997.

     Financing Activities

     During the first six months of 1997 warrants and options for 91,834 shares were exercised resulting in net proceeds of $162,000 net to the Company.

Baltic Concession. On June 30, 1997 RWE-DEA elected not to fund its fifty percent share of the second exploratory well in the Baltic Concession, which resulted in the termination of RWE-DEA's right to earn a fifty percent interest in the Baltic Concession. RWE-DEA had advanced the Company $3,061,000 prior to its election, including $1,500,000 as of December 31, 1996 plus an additional $1,561,000 during the first six months of 1997. The Company is not obligated to reimburse RWE-DEA for any funds received from RWE-DEA prior to the termination of its right to earn a fifty percent interest in the Baltic Concession. The Company had initially recorded all funds received from RWE-DEA as long term debt pending official approval by the Polish government of RWE-DEA as a partner in the Baltic Concession and the completion of other formalities. Upon termination of RWE-DEA's right to earn a fifty percent interest in the Baltic Concession, the Company eliminated its long term notes payable relating to RWE-DEA and recognized an extraordinary gain of $3,061,000.

Lublin Concessions. On April 16, 1997 the Company entered into an initial agreement with Apache whereby it will earn a 50% interest in the Company's Original Eight Blocks containing approximately 2.0 million acres by paying the Company $150,000 in cash, shooting 500 kilometers (approximately 300 miles) of 2D seismic, and drilling two exploratory wells prior to June 30, 1998 at its own expense. On August 1, 1997 the agreement was expanded and modified to include the adjacent Additional 16 Blocks containing approximately 3.5 million acres that were awarded to the Company on July 18, 1997 by the Polish government.
The terms of the original agreement were modified to include an additional cash payment of $300,000 by Apache and a commitment by Apache to incur at its own expense, the costs of drilling five additional exploratory wells, all additional concession costs, all additional usufruct costs, and costs of shooting an additional amount of approximately 1,150 kilometers of seismic during a three year exploration period.

     Final discussions are underway to enable POGC to participate in the Additional 16 Blocks by granting POGC the right, on a block by block basis, to earn up to a one third interest by paying its proportionate share of the drilling cost of the first exploratory well on each block. Should POGC make such an election in the Additional 16 Blocks, Apache's and the Company's interest would be reduced proportionately. The ongoing discussions also include allowing POGC to have an option to earn up to a twenty five percent interest in the Original Eight Blocks by paying for one fourth of the cost, on a block by block basis, of the initial exploratory well on each block. Should POGC make such an election on the Original Eight Blocks, Apache has agreed to pay the Company $40,000 for each percentage point reduction in the Company's interest as a result of POGC's election.

     In summary, in order to earn a fifty percent interest in the Company's total of 24 Lublin area concession blocks containing approximately 5.5 million acres, Apache has committed approximately $15,000,000 to pay: (1) the Company $450,000 in cash, (2) the cost of drilling seven exploratory wells (two in the Original Eight blocks and five in the Additional 16 Blocks), (3) the cost of shooting approximately 1,650 kilometers of seismic (approximately 500 kilometers in the Original 8 Blocks and 1,150 in the Additional 16 Blocks), (4) all concession costs, and (5) all usufruct costs during the first three year exploration period. The Company and Apache are in the process of determining how to best effect their fifty-fifty joint venture with the Polish government's approval. All funds received from Apache by the Company prior to the Polish government's approval will be recorded as long term debt. As of June 30, 1997 the Company had received $65,000 from Apache relating the Lublin area concession agreements.

Sudety Concessions. On June 13, 1997 the Company signed a letter of intent with Homestake Mining Company ("Homestake") to jointly explore for gold on the
Company's Sudety Concession in Poland.   Homestake has the right to earn at
least a seventy five percent interest in the Sudety Concession. Upon reaching a final agreement Homestake has agreed to spend at least $500,000 per year with a minimum commitment of $1,100,000 over a two year period, to reimburse the Company for past expenditures, and cover all future exploration costs. The Company and Homestake are in the process of determining how to best effect the ownership of the Sudety Concession with the Polish government's approval. All funds received from Homestake by the Company prior to the Polish government's approval will be recorded as long term debt. As of June 30, 1997 the Company had received $1,000 from Homestake.

Capital Expenditures.    The Company estimates that a total of approximately
$15,100,000 will be spent for planned exploration and other activities on the Company's prospects through 1998, of which approximately $12,550,000 will be provided by industry partners and $4,350,000 will be provided by the Company. Approximately $1,800,000 is budgeted to drill the Gladysze #1-A well now underway and to acquire additional seismic data in the Baltic Concession through late 1997. Further activities in the Baltic Concession will depend on the results of ongoing exploration and the Company's future plans respecting recruiting a new industry participant. The Company estimates that approximately $10,000,000 will be spent to drill four wells and acquire additional seismic data in the Lublin area concessions through 1998, of which all but approximately $500,000 will be provided by Apache. The approximately $2,500,000 budgeted for the review and evaluation of available geological and geophysical data and the potential initiation of exploratory activities in the Carpathian joint study area through 1998 will be borne approximately equally be POGC and the Company. Through 1998, the Company expects to spend approximately $800,000 for exploration activities in the western United States.

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

     In view of the continuing expansion of activities and opportunities in Poland as discussed above, the Company is currently deferring the commitment of capital for additional in-fill development drilling in the Cut Bank Field in Montana.

RESULTS OF OPERATIONS

     Comparison of the second quarter 1997 to the second quarter 1996

     Oil sales for the three months ended June 30, 1997 were $500,000 as compared to $572,000 in the same period of 1996, a decrease of $72,000 or 11.50 percent. The decrease was attributable to the combination of lower average oil prices ($15.78 for the second quarter of 1997 as compared to $17.59 for the second quarter of 1996, a decrease of 14.40 percent) and declining production volumes (31,670 bbls produced during the second quarter of 1997 as compared to 32,520 bbls produced in the second quarter of 1996, a decrease of 2.69 percent).

      Drilling revenues for the three months ended June 30, 1997 were $72,000 as compared to $7,000 in the same period of 1996, an increase of $65,000. The Company drilled the State #31-8 well on its Rattler Butte prospect in central Montana during the second quarter of 1997 utilizing its rig #5. The Company did
not drill any wells during the same period of 1996.    Future drilling revenue
will vary with the timing of wells being drilled, costs of the wells and the Company's working interest.

     Production and operating costs for the three months ended June 30, 1997 were $198,000 as compared to $255,000 in the same period of 1996, a decrease of $57,000. The decrease was primarily attributable to switching company employees normally employed in routine producing activities to drilling and completion operations. The Company's rig #5 crew normally performs routine work on the Company's producing properties. However, in the second quarter of 1997 the crew was pulled off the Company's producing properties to drill and complete the State #31-8 well in central Montana utilizing the Company's rig #5. This resulted in less labor expense being associated with Company's producing operations.

     Production taxes for the three months ended June 30, 1997 were $41,000 as compared to $43,000 in the same period of 1996, a decrease of $2,000. The decrease in production taxes is associated with decreased production volumes (31,670 bbls produced during the second quarter of 1997 as compared to 32,520 bbls produced in the second quarter of 1996).

     Exploration costs for the three months ended June 30, 1997 were $863,000 as compared to $206,000 in the same period of 1996, an increase of $657,000. The increase is principally due to the Orneta #1, a dry hole drilled on the Company's Baltic concession in Poland during the first six months of 1997 at a cost of $1,805,000, of which $700,000 was recorded as an expense during the three months ended June 30, 1997.

     Drilling costs for the three months ended June 30, 1997 were $118,000 as compared to $2,000 in the same period of 1996, an increase of $116,000. As discussed above, the State #31-8 well was drilled and completed utilizing the Company's drilling rig #5 during the second quarter of 1997. The Company's drilling rig was not utilized in drilling operations during second quarter of 1996.

     Depreciation, depletion and amortization ("DD&A") expense for the three months ended June 30, 1997 was $164,000 as compared to $137,000 in the same
period of 1996, an increase of $27,000.   The increase in DD&A was primarily due
to the depreciation of computer software, office furniture and other equipment additions purchased after the second quarter of 1996. DD&A related to oil and gas properties was essentially the same due to relatively flat production volumes.

     General and administrative expenses for the three months ended June 30, 1997 were $605,000 as compared to $360,000 in the same period of 1996, an increase of $245,000. The increase was primarily due to the additional general and administrative expenses associated with the Company's Polish operations.
The Company's expanded Polish activity includes four separate Polish exploration subsidiaries as of June 30,1997 as compared to only the Baltic Concession as of June 30, 1996.

     Interest and other income for the three months ended June 30, 1997 was $189,000 as compared to $21,000 in the same period of 1996, an increase of $168,000. The increase is principally due to an increase in the interest earned on liquid investments. The Company's liquid investment position was $12,148,000 at June 30, 1997 as compared to $1,192,000 at June 30, 1996.

     Interest expense for the three months ended June 30, 1997 was $50,000 (relating to RWE-DEA) as compared to $90,000 in the same period of 1996, a decrease of $40,000. The decrease is primarily due a lower average amount of outstanding long term debt in 1997. The Company's long term debt of $3,583,000 at June 30, 1996 was paid off in August 1996 using net proceeds from a public offering of common stock. The Company had long term debt associated with RWE-DEA of $1,500,000 as of December 31, 1996 and received $1,561,00 in additional funding from RWE-DEA during the six months ended June 30, 1997. However, upon RWE-DEA's election to not earn its concession rights on June 30, 1997, the Company eliminated its long term debt associated with RWE-DEA and recognized an extraordinary gain of $3,061,000.


RESULTS OF OPERATIONS

     Comparison of the first six months of 1997 to the first six months of 1996

     Oil sales of $1,079,000 for the first six months of 1997 were essentially flat as compared to oil sales of $1,077,000 for same period of 1996. Lower production (62,791 barrels produced for the six months ended June 30, 1997 versus 64,116 barrels in the same period of 1996, a decrease of 2.11 percent) was offset by higher oil prices ($17.18 for the six months ended June 30, 1997 versus $16.80 in the same period of 1996, an increase of 2.30 percent).

     Drilling revenues were $72,000 for the six months ended June 30, 1997, $64,000 higher than the total drilling revenues of $8,000 for the same period of 1996. During the first six months of 1997 the Company utilized its drilling rig #5 to drill the State #31-8 well on its Rattler Butte prospect in central Montana. The Company did not drill any wells during the same period of 1996. Future drilling revenue will vary with the timing of wells being drilled, costs of the wells and the Company's working interest.

     Production and operating costs of $551,000 for the first six months of 1997 were essentially flat as compared to $549,000 for the same period of 1996. During the first quarter of 1997 production and operating costs were $354,000, an abnormally high amount due to severe weather in northern Montana. However, production and operating costs decreased to $198,000 in the second quarter of 1997 due to improved weather conditions and the shifting of the rig #5 crew from normal operational activities to drilling and completing the State #31-8 in central Montana. Production and operating costs during the same period of 1996 were historically higher than prior periods primarily due the beginning of concerted efforts to perform increased maintenance during 1996 on the Southwest Cut Bank Sand Unit in conjunction with the Company's ongoing program to enhance the overall production of the field.

     Production taxes were $78,000 for the six months ended June 30, 1997, $3,000 higher than the total production taxes of $75,000 for the same period of
1996.   Production taxes for the first six months of 1996 contained production tax adjustments from prior periods.

     Exploration costs were $2,196,000 for the six months ended June 30, 1997, $1,802,000 higher than the total exploration costs of $394,000 for the same period of 1996. The increase is principally due to the Orneta #1, a dry hole drilled on the Company's Baltic concession during the first six months of 1997 in Poland at a cost of $1,805,000.

     Drilling costs were $134,000 for the six months ended June 30, 1997, $108,000 higher than the total drilling costs of $26,000 for the same period of 1996. The increase is directly associated with the downtime costs and the drilling of the State #31-8 well during the first six months of 1997. The Company's drilling rig #5 was not utilized for exploratory drilling wells with third party owners in the same period of 1996.

     Depreciation, depletion and amortization ("DD&A") expense was $309,000 for the six months ended June 30, 1997, $34,000 higher than the total DD&A expense amount of $275,000 for the same period of 1996. The increase in DD&A was primarily due to computer software, office furniture, and other equipment additions totaling $160,000 acquired after June 30, 1996. DD&A relating to oil and gas properties was essentially the same due to flat production volumes.

     General and administrative expenses were $1,249,000 for the six months ended June 30, 1997, an increase of $523,000 over the total general and administrative expense amount of $726,000 for the same period of 1996. The increase was primarily due to the additional general and administrative expenses associated with the Company's Polish operations. The Company's expanded Polish activity includes four separate Polish exploration subsidiaries as of June 30, 1997 as compared to only the Baltic Concession as of June 30, 1996.

     Interest and other income for the six months ended June 30, 1997 was $392,000, an increase of $335,000, as compared to the interest and other income amount of $57,000 for the same period of 1996. The increase was principally due to an increase in the interest earned on liquid investments. The Company's liquid investment position was $12,148,000 at June 30, 1997 as compared to $1,192,000 at June 30, 1996.

     Interest expense was $83,000 for the six months ended June 30, 1997, a decrease of $88,000 over the same period of 1996. The decrease is primarily due a lower average outstanding amount of long term debt in 1997. The Company's long term debt of $3,583,000 at June 30, 1996 was paid off in August 1996 using net proceeds from a public stock offering. The Company had long term debt associated with RWE-DEA of $1,500,000 as of December 31, 1996 and received $1,561,000 in additional funding from RWE-DEA during the six months ended June 30, 1997. However, upon RWE-DEA's election to not earn its concession rights on June 30, 1997, the Company eliminated its long term debt associated with RWE-DEA and recognized an extraordinary gain of $3,061,000.


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



                           PART II. OTHER INFORMATION

-------------------------------------------------------------------------------
                         ITEM 2.  CHANGES IN SECURITIES
-------------------------------------------------------------------------------

     At the annual meeting of stockholders held June 24, 1997, the stockholders approved several proposals that are reflected in restated articles of incorporation attached hereto as an exhibit. The proposals effected by such restated articles of incorporation amended the articles of incorporation to do the following:

     1.   Make general modernizing changes;

     2. Cause the Company to specifically opt out of certain anti-takeover statutes in Nevada while remaining subject to similar statutes in other states;

     3. Increase the Company's authorized capitalization to 30,000,000 shares of common stock, retaining the 5,000,000 shares of preferred stock currently authorized;

     4. Make certain modernizing changes to article provisions providing for the indemnification of officers, Directors, and others;

     5.   Require advance notice for the nomination of Directors;

     6. Grant cumulative voting on the election of Directors if a person or group of related persons owning in excess of 30% of the Common Stock opposes management of the Company in a separate Proxy solicitation or in an election contest;

     7. Require advance notice regarding business to be conducted at stockholders' meetings;

     8. Deny action by the written consent of the holders of a majority of the voting shares;

     9. Prohibit the Company from paying a premium upon the redemption of stock in excess of the fair market value of such stock from a stockholder that has acquired 10% or more of the Common Stock;

     10. Authorize the Board of Directors to consider all relevant factors in evaluating a proposed tender offer or other attempted takeover;

     11. Require an affirmative vote of stockholders holding at least two-thirds of the Common Stock to approve a business combination with a person or group of related persons owning in excess of 10% of the Common Stock unless such business combination requires the payment of a fair price for the Company's stock, prohibits the Company from entering into certain transactions or taking certain actions with related parties and requires prior notice to have been provided to the stockholders or, alternatively, the business combination is approved by two-thirds of the Directors that were not elected by or at the request of the interested person or persons; and

     12   Provide that the Rights granted to the stockholders pursuant to the
Stockholder Rights Plan may only be redeemed by the Rights Redemption Committee consisting of at least three continuing Directors, at least a majority of whom are not employees of the Company;

    On April 4, 1997, the board of directors adopted a Rights Agreement under which Preferred Stock purchase rights were distributed, as a dividend, to stockholders of record as of April 21, 1997, at a rate of one Right for each share of the Company's Common Stock held on such record date. For a complete description of the Rights Agreement, see the Company's current report on Form 8-K dated April 4, 1997.


-------------------------------------------------------------------------------
            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------

     On June 24, 1997, at the annual meeting of the Company's shareholders, the shareholders approved the following matters submitted to them for consideration:

(1) Elected Andrew W. Pierce, Jay W. Decker, and Jerzy B. Maciolek as directors of the Company as follows:

     Andrew W. Pierce    For: 11,647,551
     Jay W. Decker       For: 11,647,551
     Jerzy B. Maciolek   For: 11,647,551

(2)  Approved amendments of the Company's Articles of Incorporation to:

     (a)Make general modernizing changes;
        For  8,209,359    Against     51,700    Abstain      9,305

     (b)Cause the Company to specifically opt out of certain anti-takeover statutes in Nevada while remaining subject to similar statutes in other states;
        For  8,093,739    Against    140,495    Abstain     36,130
                                       32

     (c)Increase the Company's authorized capitalization to 30,000,000 shares of common stock, retaining the 5,000,000 shares of preferred stock currently authorized;
        For  8,107,264    Against    147,770    Abstain     15,330

     (d)Make certain modernizing changes to article provisions providing for the indemnification of officers, Directors, and others;
        For 11,574,736    Against    161,085    Abstain      6,430

     (e)Require advance notice for the nomination of Directors;
        For  7,528,784    Against    735,850    Abstain      5,730

     (f)Grant cumulative voting on the election of Directors if a person or group of related persons owning in excess of 30% of the Common Stock opposes management of the Company in a separate Proxy solicitation or in an election contest;
        For  7,432,929    Against    819,905    Abstain     17,530

     (g)Require advance notice regarding business to be conducted at stockholders' meetings;
        For  7,492,784    Against    771,650    Abstain      5,930

     (h)Deny action by the written consent of the holders of a majority of the voting shares;
        For  6,362,159    Against  1,886,975    Abstain     21,230

     (i)Prohibit the Company from paying a premium upon the redemption of stock in excess of the fair market value of such stock from a stockholder that has acquired 10% or more of the Common Stock;
        For  8,190,334    Against     69,300    Abstain     10,730

     (j)Authorize the Board of Directors to consider all relevant factors in evaluating a proposed tender offer or other attempted takeover;
        For  6,499,734    Against  1,764,900    Abstain      5,730

     (k)Require an affirmative vote of stockholders holding at least two-thirds of the Common Stock to approve a business combination with a person or group of related persons owning in excess of 10% of the Common Stock unless such business combination requires the payment of a fair price for the Company's stock, prohibits the Company from entering into certain transactions or taking certain actions with related parties and requires prior notice to have been provided to the stockholders or, alternatively, the business combination is approved by two-thirds of the Directors that were not elected by or at the request of the interested person or persons; and
        For  6,574,134    Against  1,687,500    Abstain      8,730

     (l)Provide that the Rights granted to the stockholders pursuant to the Stockholder Rights Plan may only be redeemed by the Rights Redemption Committee consisting of at least three continuing Directors, at least a majority of whom are not employees of the Company.
        For  6,356,954    Against  1,886,680    Abstain     26,730

 (3) Approved the Frontier Oil Exploration Company 1996 Stock Option and Award
     Plan:
        For 11,238,641    Against    484,180    Abstain     19,430


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The following exhibits are included as part of this report:


           SEC
Exhibit  Reference
 Number   Number               Title of Document                  Location
-------  --------- ---------------------------------------    ------------

Item 3             Articles of Incorporation
--------------------------------------------
3.01        3      Restated Articles of Incorporation of FX   This Filing
                    Energy, Inc.

Item 4             Instruments Defining the Rights of Security
                    Holders
--------------------------------------------
4.01        4      Form of Amendment To Articles Of           Incorporated by
                    Incorporation Designating Rights.         Reference(1)
                    Privileges, And Preferences Of Series "A"
                    Preferred Stock

4.02        4      Form of Rights Agreement dated as of April Incorporated by
                    4, 1997, between FX Energy, Inc., and     Reference(1)
                    Fidelity Transfer Corp.

(1) Incorporated by reference from the current report on Form 8-K dated April 4, 1997

(b)  REPORTS ON FORM 8-K

     During the quarter ended June 30, 1997, the Company filed the following reports on Form 8-K:


Date of Event Reported             Item(s)  Reported
----------------------            -----------------------------
April 1, 1997                     Item 5. Other Events
April 4, 1997                     Item 5. Other Events
                                  Item 7. Financial Statements and
                                    Exhibits
April 14, 1997                    Item 5. Other Events
April 18, 1997                    Item 5. Other Events



-------------------------------------------------------------------------------
                                   SIGNATURES
-------------------------------------------------------------------------------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FX ENERGY, INC.

                                   (Registrant)


Date:  August 14, 1997              By David N. Pierce
                                    Chief Executive Officer, President, Chief
                                    Financial and Accounting Officer, and
                                    Director