Form 10QSB
period 1997-09-30
FX ENERGY INC
filed 1997-11-14
CIK 907649

U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.


                                  FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1997




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


State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 12,646,881 shares of $.001 par value common stock outstanding as of October 28, 1997.

Transitional Small Business Disclosure Format:  Yes         No  X



                        FX ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1997
                                  (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                              $  7,206,543
   Investment in marketable debt securities, at cost         3,350,161
   Accounts receivable:
     Accrued oil sales                                         221,455
     Due from joint interest owners and others                 460,596
   Interest receivable                                          65,690
   Inventory                                                    19,931
   Other current assets                                         75,726
                                                            ----------
        Total current assets                                11,400,102
                                                            ----------
Property and equipment, at cost:
   Oil and gas properties (successful efforts method):
      Proved                                                 7,291,709
      Unproved                                               1,015,077
   Other property and equipment                              2,209,076
                                                            ----------
                                                            10,515,862

   Less accumulated depreciation, depletion and
     amortization                                           (1,856,000)
                                                            ----------
       Net property and equipment                            8,659,862
                                                            ----------

Other assets:
   Certificates of deposit                                     381,500
   Other                                                        32,292
                                                            ----------
          Total other assets                                   413,792
                                                            ----------

TOTAL ASSETS                                              $ 20,473,756
                                                            ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $   904,705
   Accrued liabilities                                         111,675
                                                            ----------
      Total current liabilities                              1,016,380
                                                            ----------

Long-term debt:                                                     --
                                                            ----------
                                                                    --
       Total liabilities                                     1,016,380
                                                            ----------

Commitments                                                         --

Stockholders' equity:
 Preferred Stock, $.001 par value; 5,000,000 shares
 authorized, none issued and outstanding                            --
 Common stock, $.001 par value; 30,000,000 shares
 authorized, 12,604,381 issued and outstanding                  12,604
   Additional paid-in capital                               30,265,684
   Accumulated deficit                                     (10,820,912)
                                                            ----------
       Total stockholders' equity                           19,457,376
                                                            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $20,473,756
                                                            ==========

    The accompanying notes are an integral part of the consolidated financial statements.


                        FX ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                       For the three months    For the nine  months
                                        ended September 30,     ended September 30,
                                        1997         1996         1997          1996
                                      ---------   --------     ----------   ----------
Revenues:
  Oil sales                       $    483,910   $  611,235  $  1,562,624  $ 1,688,343
  Drilling revenue                     414,674        2,996       487,140       10,721
                                   -----------    ---------   -----------   ----------
           Total revenues              898,584      614,231     2,049,764    1,699,064
                                   -----------    ---------   -----------   ----------

Operating costs and expenses:
  Operating costs                      226,106      249,375       777,427      797,871
  Production taxes                      30,322       39,227       108,313      114,200
  Exploration costs                  1,915,559      333,302     4,111,791      727,671
  Drilling costs                       178,028       15,050       311,761       41,086
  Depreciation, depletion and
   amortization                        160,777      129,794       469,294      405,286
  General and administrative           643,895      332,771     1,892,676    1,058,633
                                   -----------    ---------   -----------   ----------
           Total operating costs
             and expenses            3,154,687    1,099,519     7,671,262    3,144,747
                                   -----------    ---------   -----------   ----------
   Operating loss                   (2,256,103)    (485,288)   (5,621,498)  (1,445,683)
                                   -----------    ---------   -----------   ----------

   Other income (expense):
      Interest and other income        575,145      118,842       967,048      175,661
      Interest expense                    (534)     (46,442)      (83,273)    (217,515)
                                   -----------    ---------   -----------   ----------
           Total other income
             (expense)                 574,611       72,400       883,775      (41,854)
                                   -----------    ---------   -----------   ----------

  Net loss before extraordinary
   gain                             (1,681,492)    (412,888)   (4,737,723)  (1,487,537)


     Extraordinary gain:
        Baltic concession (Note 5)      15,183           -      3,076,242            -
                                   -----------    ---------   -----------    ---------
    Net loss                      $ (1,666,309)    (412,888)   (1,661,481)  (1,487,537)
                                   ===========    =========   ===========    =========


    Net loss per common share
         Net loss before
          extraordinary gain             (0.13)      (0.04)         (0.37)      (0.16)
         Extraordinary gain                  -           -           0.24           -
                                   -----------    ---------   -----------   ----------
              Net loss per common $             $            $             $
                share                    (0.13)      (0.04)         (0.13)      (0.16)
                                   ===========    =========   ===========    =========
     Weighted average number of
      common shares outstanding     12,597,316   10,886,783    12,580,872    9,201,492
                                   ===========    =========   ===========    =========

    The accompanying notes are an integral part of the consolidated financial statements.


                        FX ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   For nine  months ended
                                                       September 30,
                                                   ----------------------
                                                     1997           1996
                                                   -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                    $(1,661,481) $(1,487,537)
     Adjustments to reconcile net loss to net
          cash used in operating activities:
          Extraordinary gain                      (3,076,242)           -
          Depreciation, depletion and
           amortization                              469,294      405,286
          Dry hole costs                             210,000            -
          Leasehold impairments                          435            -
          Common stock and options issued for         38,125      147,750
           services
          Increase (decrease) from changes in:
               Accounts receivable                  (228,971)  (1,221,388)
               Inventory                                 285       (5,175)
               Other current assets                   (8,243)    (129,812)
               Advances from non-operators                 -       88,510

               Accounts payable and accrued
                liabilities                          430,184      (297,931)
                                                  ----------    ----------
                 Net cash used in operating
                  activities                      (3,826,614)   (2,500,297)
                                                  ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties          (1,119,445)    (792,688)
     Additions to other property and equipment      (349,528)    (201,184)
     Additions to other assets                       (32,292)    (164,100)
     Proceeds from sale of interest in unproved
      properties                                     300,000      325,000
     Proceeds from sale of equipment                  13,051        9,700
     Purchase of marketable debt securities       (3,350,161)  (5,978,595)
     Proceeds from marketable debt securities      5,476,574            -

     Purchase of certificate of deposit                    -     (300,000)
                                                  ----------    ----------
                  Net cash provided by or (used)
                     in investing activities         938,199   (7,101,867)
                                                  ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long term debt                           -   (3,661,648)
     Proceeds from long term debt                  1,575,992            -
     Proceeds from issuance of common stock,
         net of offering costs                             -   19,475,103

     Exercise of warrants and options                173,052      223,707
                                                  ----------    ----------
                  Net cash provided by financing
                   activities                      1,749,044   16,037,162
                                                  ----------    ----------
INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                         (1,139,371)   6,434,998
CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                        8,345,914      743,721
                                                  ----------    ----------
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                            $ 7,206,543  $ 7,178,719
                                                  ==========   ==========


   The accompanying notes are an integral part of the consolidated financial statements.


                        FX ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and Subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements should be read in conjunction with FX Energy's annual report on Form 10-KSB for the year ended December 31, 1996 and the quarterly report on Form 10-QSB for the three months ended March 31, 1997 and the six months ended June 30, 1997.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation. At September 30, 1997, the Company owned 100% of the voting stock of its subsidiaries, including FX Producing Company, Inc. ("FX Producing").

NOTE 2:   INVESTMENT IN MARKETABLE DEBT SECURITIES

     The Company had $5,477,000 invested in short term bonds at December 31, 1996. The entire bond portfolio matured during the first quarter of 1997 and the Company subsequently reinvested $3,350,000 of the proceeds into additional short term bonds during the first nine months of 1997. The Company intends to hold these bonds to maturity.

NOTE 3:   INCOME TAXES

     The Company recognized no income tax benefit for the losses generated during the first nine months of 1997 or for the nine months ended September 30, 1996.

NOTE 4:   COMMON STOCK

     During the nine months ended September 30, 1997 warrants for 22,500 shares and options for 89,334 shares were exercised. This resulted in net proceeds of $25,000 for the warrants and $148,000 for the options, respectively, to the Company.

     In connection with the purchase of the Company's producing oil properties and well servicing equipment in 1994, the Company agreed to issue to the former owners up to 400,000 shares of Company common stock in semi-annual increments of 50,000 shares each beginning October 1, 1994 on the attainment of certain levels of oil production from the properties acquired. Production levels as of October 1, 1997 had not been reached. Accordingly, the number of shares that may be issued in the future has been reduced to 50,000 shares.

NOTE 5:   EXTRAORDINARY GAIN - BALTIC CONCESSION

     On May 3, 1996, the Company entered into an agreement with RWE-DEA Aktiengesellschaft fur Mineraloel und Chemie, Hamburg, Germany ("RWE-DEA"), which provided for joint operations on the Company's approximately 2.4 million acre on-shore Baltic Platform Concession area in northern Poland. The agreement granted RWE-DEA the right to earn a fifty percent interest in the concession area by paying the Company $250,000 in cash, paying up to $1,100,000 for a seismic survey, paying $1,000,000 of costs relating to the initial exploratory well to be drilled at a location to be designated by RWE-DEA and fifty percent of the cost of the second exploratory well to be drilled at a location designated by the Company. The Orneta #1, the initial exploratory well in the Baltic Concession, was spudded in February 1997 and subsequently was determined to be a dry hole in April 1997.

     On June 30, 1997, RWE-DEA elected to not fund its fifty percent share of costs relating to the second exploratory well in the Baltic Concession. As a result, RWE-DEA forfeited its right to earn a fifty percent interest in the Baltic Concession. The Company had initially recorded all funds received from RWE-DEA as long term debt pending official approval by the Polish government of RWE-DEA as a partner in the Baltic Concession. RWE-DEA had advanced the Company $1,500,000 as of December 31, 1996 plus an additional amount of $1,576,000 during the first nine months of 1997, a total of $3,076,000, all of which the Company was not obligated to reimburse back to RWE-DEA. Upon RWE-DEA's election to not earn an interest in the Baltic Concession, the Company recognized its long term note payable amount of $3,076,000 associated with RWE-DEA as income and reflected it as an extraordinary gain for the nine months ended September 30, 1997.

     The Gladysze #1-A, the second exploratory well in the Baltic Concession, was spudded by the Company on July 14, 1997 without RWE-DEA as an interest owner. On September 2, 1997 it was determined that the Gladysze #1-A contained no commercial quantities of oil & gas and the well was subsequently plugged and abandoned. The Company recorded dry hole costs of $1,242,000 relating to this well.

NOTE 6:   NET INCOME OR (LOSS) PER SHARE

     Net income or (loss) per share of common stock is computed based on the weighted average number of common and common equivalent shares outstanding during the period. Options, warrants, and convertible preferred stock are excluded from the calculation when their effect would be antidilutive.

NOTE 7:   SUBSEQUENT EVENTS

     On October 15, 1997 the Company was awarded the right to explore for oil and gas in two additional areas in Poland. The first area, located in northwest Poland ("Northwest Concession"), contains approximately 2.0 million acres for which the Company will be obligated to pay approximately $260,000 in concession costs and other fees, shoot 500 kilometers of seismic, and drill one well during the first three years. The second area, located in the western Carpathian region (Carpathian Concession"), contains approximately 1.2 million acres for which the Company will be obligated to pay approximately $205,000 in concession costs and other fees, shoot 350 kilometers of seismic, and drill one well during
the first three years.   The Carpathian region lies within the area of mutual
interest ("AMI") between the Company and Apache Corporation ("Apache") created on April 16, 1997. According to the agreement, the Company must offer Apache the opportunity to participate with the Company in the exploration and development of the Carpathian region on terms decided by the Company.

     On October 16, 1997 the Company obtained exclusive gold exploration rights over four additional blocks covering 95,000 acres in the Company's AMI with Homestake Mining Company ("Homestake"). The new exploration area will be for the joint benefit of the Company and Homestake.

     The Company spudded the Mega Springs Federal #7, a wildcat well in Nevada, on October 8, 1997. The well was plugged and abandoned after encountering no commercial quantities of oil or gas after drilling to a total depth of 2,935 feet at an approximate cost of $75,000.


                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND
                              RESULTS OF OPERATIONS

Forward-Looking Information May Prove Inaccurate

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect," and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company undertakes no obligation or responsibility to update these forward-looking statements to reflect events or circumstances after the date hereof or the occurrence unanticipated events.

FINANCIAL CONDITION

     Working Capital

     The Company had working capital of $10,384,000 at September 30, 1997 as compared to $13,843,000 at December 31, 1996. The decrease of $3,459,000 in working capital is primarily attributable to $3,827,000 of cash used in operating activities and asset additions of $1,201,000 which were partially offset by $173,000 received from the exercise of stock options and warrants and $1,576,000 relating to funds received from RWE-DEA during the first nine months of 1997 which were initially recorded as long term debt.

     In May 1997 the Company revised its credit facility with Bank One whereby a borrowing base of $3,000,000 was established using assets owned by FX Producing, a wholly owned subsidiary, as collateral. The borrowing base amount of $3,000,000 will be reduced by $25,000 per month effective June 1, 1997. The Company also arranged a revolving commitment amount of $100,000. Due to the Company's current favorable working capital position, there are no immediate plans to utilize Bank One's credit facility.

     Operating Activities

     The net cash used in operating activities during the nine months ended September 30, 1997 was $3,827,000, an increase of $1,327,000 over the first nine months of the 1996 amount of $2,500,000. The increase in net cash used in operating activities is primarily attributable to increased exploration efforts in the Company's Poland Concessions in which the Company drilled two dry holes during the first nine months of 1997, the Orneta #1 at a cost of $1,834,000 and the Gladysze #1-A at a cost of $1,242,000. The cost of the Orneta #1 was partially offset by $1,576,000 received from RWE-DEA during the first nine months of 1997.

     Investing Activities

     During the nine months ended September 30, 1997, the Company expended a net amount of $1,119,000 on additions to oil and gas properties, as compared to
$793,000 during the same period of 1996.   In May 1997 the Company drilled and
completed a successful exploration well, the State #31-8, on its Rattler's Butte prospect in central Montana which is currently producing approximately 200 barrels of oil per day and is operated by another company. The well cost $24,000, net to the Company's 6.25% working interest. In existing producing fields, primarily the Cut Bank field in Montana, the Company spent $306,000 in 1997 upgrading its production facilities. The Company increased its domestic undeveloped leasehold inventory in 1997 by spending $379,000, primarily in the Williston Basin of North Dakota. In Poland the Company spent $110,000 in 1997 on concession acquisition costs and also received $300,000 from Apache relating to Apache's participation in the Company's Lublin Concessions during 1997. The Company currently has capitalized undeveloped leasehold costs of $533,000 domestically and $482,000 relating to Poland. In accordance with generally accepted accounting principles, should the Company determine that the prospects' capitalized costs are not recoverable following unsuccessful exploration drilling or otherwise, the Company will record an impairment charge which may materially and adversely affect the Company's results of operations for the period during which such impairment is recognized.

     Additions to other property and equipment totaled $350,000 during the first nine months of 1997, an increase of $149,000 as compared to $201,000 for the same period of 1996. In 1997 the Company spent $141,000 upgrading its computer software and office equipment and had capital additions of $180,000 relating to its drilling rig and well servicing equipment. The Company also enhanced its fleet of pickups used in its drilling and producing operations by trading in two pickups for $13,000 and purchasing two new pickups for $42,000.

     Other assets increased $32,000 during the first nine months of 1997 as compared to an increase of $164,000 in the same period of 1996. The Company spent $32,000 on organizational and other costs relating primarily to four newly formed Polish subsidiaries during the first nine months of 1997.

     The Company had $5,477,000 invested in short term bonds as of December 31, 1996, all of which matured during the nine months ended September 30, 1997. Proceeds of $3,350,000 were reinvested into short term bonds, with the remainder of the proceeds being used primarily to partially fund the net cash used in operating activities of $3,826,000 during the nine months ended September 30, 1997.

     Financing Activities

     During the first nine months of 1997 warrants and options for 111,834 shares were exercised resulting in net proceeds of $173,000 net to the Company.

Baltic Concession. On June 30, 1997 RWE-DEA elected to not fund its fifty percent share of the second exploratory well in the Baltic Concession, which resulted in the termination of RWE-DEA's right to earn a fifty percent interest in the Baltic Concession. RWE-DEA had advanced the Company $3,076,000 relating to costs incurred prior to its election, including $1,500,000 as of December 31, 1996 plus an additional $1,576,000 during the first nine months of 1997. The Company is not obligated to reimburse RWE-DEA for any funds received from RWE-DEA prior to the termination of its right to earn a fifty percent interest in the Baltic Concession. The Company had initially recorded all funds received from RWE-DEA as long term debt pending official approval by the Polish government of RWE-DEA as a partner in the Baltic Concession and the completion of other formalities. Upon termination of RWE-DEA's right to earn a fifty percent interest in the Baltic Concession, the Company eliminated its long term notes payable relating to RWE-DEA and recognized an extraordinary gain of $3,076,000. The Company spudded the Gladysze #1-A, the second exploratory well on the Baltic Concession, without RWE as a partner during the third quarter of 1997. The Gladysze #1-A was drilled to a total depth of 8,422 feet and plugged and abandoned after no commercial quantities of oil and gas were found during the third quarter of 1997.

Lublin Concessions. On April 16, 1997 the Company entered into an initial agreement with Apache whereby Apache will earn a 50% interest in the Company's Original 8 Blocks containing approximately 2.0 million acres obtained by the Company in December 1996 by paying the Company $150,000 in cash, shooting 500 kilometers (approximately 300 miles) of 2D seismic, and drilling two exploratory wells at Apache's sole cost. On August 1, 1997 the agreement was expanded and modified to include the adjacent Additional 16 Blocks containing approximately
3.5 million acres that were awarded to the Company on July 18, 1997 by the
Polish government.   The terms of the original agreement were modified to
include an additional cash payment of $300,000 by Apache and a commitment by Apache to pay all of the costs to drill five additional exploratory wells, all concession costs, all usufruct costs, and the costs of shooting approximately 1,150 kilometers of additional seismic.

     Effective July 18, 1997, Apache and the Company granted the Polish Oil and Gas Company "POGC" the right to participate in the Additional 16 Blocks on a
block by block basis.   POGC may earn up to a one third interest by paying its
proportionate share of the drilling cost of the first exploratory well on each block. Should POGC make such an election in the Additional 16 Blocks, Apache's and the Company's interest would be reduced proportionately. The option agreement also allows POGC to earn up to a twenty five percent interest in the Original 8 Blocks by paying for up to twenty five percent of the cost, on a block by block basis, of the initial exploratory well on each block. POGC's election will proportionately reduce the Company's interest only. Should POGC make such an election on the Original 8 Blocks, Apache has agreed to pay the Company $40,000 for each percentage point reduction in the Company's interest as a result of POGC's election.

     In summary, in order to earn a fifty percent interest in the Company's total of 24 Lublin area concession blocks containing approximately 5.5 million acres, Apache has committed approximately $15,000,000 to pay: (1) the Company $450,000 in cash, (2) the cost of drilling seven exploratory wells, (3) the cost of shooting approximately 1,650 kilometers of seismic, (4) all concession costs, and (5) all usufruct costs during the first three year exploration period.

     Prior to the Polish government's approval of Apache as a partner in the Company's Lublin concession blocks, the Company recorded $65,000 received from Apache relating to its minimum work commitment as long term debt. Upon the Polish government's approval of Apache as a partner during the third quarter of 1997, the Company eliminated the long term debt of $65,000 and credited against the related concession costs.

Sudety Concessions. On June 13, 1997 the Company signed a letter of intent with Homestake to jointly explore for gold on the Company's Sudety Concession in
Poland.   Homestake has the right to earn at least a seventy five percent interest in the Sudety Concession. Upon reaching a final agreement, Homestake has agreed to reimburse the Company for past expenditures, cover all future exploration costs and to spend at least $500,000 per year with a minimum commitment of $1,100,000 over a two year period.

Capital Expenditures. The Company estimates that approximately $42,800,000 will be spent on drilling wells, leasehold, seismic data acquisition, and other costs on the Company's properties through 1998, of which approximately $34,400,000 will be provided by industry partners and $8,400,000 provided by the Company. The Company expects to drill another exploratory well and acquire additional seismic data on the Company's Baltic Concession at a gross cost of approximately $1,700,000. The net cost to the Company in the Baltic Concession will depend on
the results of recruiting a new industry participant.   In the Lublin
Concessions, the Company expects to acquire additional seismic data and to drill up to six exploratory wells at a gross cost of approximately $22,000,000, of which an approximate amount of $2,600,000 will be provided by the Company. The Company intends to acquire additional seismic data in the Northwest Concession area at an approximate cost of $1,700,000 prior to drilling an initial exploratory well and recruiting an industry participant. In the Carpathian Concession, the Company estimates it will drill three exploratory wells and acquire additional seismic data at an approximate gross cost of $8,600,000. The net cost to the Company in the Carpathian Concession will depend on the final
percentage participation on the part of  POGC and Apache.   Through 1998, the
Company expects to spend a gross amount of approximately $8,800,000 in the Williston Basin in North Dakota to acquire additional leasehold, seismic data and to drill up to six exploratory wells, of which approximately $1,500,00 will be provided by the Company.

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

     In view of the continuing expansion of activities and opportunities in Poland as discussed above, the Company is currently deferring the commitment of capital for additional in-fill development drilling in the Cut Bank Field in Montana and is investigating other possible means of realizing the value of this field.

RESULTS OF OPERATIONS

     Comparison of the third quarter 1997 to the third quarter 1996

     Oil sales for the three months ended September 30, 1997 were $484,000 as compared to $611,000 in the same period of 1996, a decrease of $127,000 or 20.79 percent. The decrease was attributable to the combination of lower average oil prices ($15.39 for the third quarter of 1997 as compared to $18.22 for the third quarter of 1996, a decrease of 15.53 percent) and declining production volumes (31,456 barrels produced during the third quarter of 1997 as compared to 33,548 barrels produced in the third quarter of 1996, a decrease of 6.24 percent).

      Drilling revenues for the three months ended September 30, 1997 were $415,000 as compared to $3,000 in the same period of 1996, an increase of $412,000. The Company drilled the Murray #12-30 well on its Devils' Basin prospect in central Montana during the third quarter of 1997 utilizing its rig #5. The Company did not drill any wells during the same period of 1996.
Future drilling revenue will vary with the timing of wells being drilled, costs of the wells and the Company's working interest.

     Operating costs for the three months ended September 30, 1997 were $226,000 as compared to $249,000 in the same period of 1996, a decrease of $23,000. The decrease was primarily attributable to switching Company employees normally employed in routine producing activities to drilling and completion operations. The Company's rig #5 crew normally performs routine work on the Company's producing properties. However, in the third quarter of 1997 the crew was pulled off the Company's producing properties to drill the Murray #12-30 well in central Montana utilizing the Company's rig #5. This resulted in less labor expense being associated with Company's producing operations. Future operating costs will fluctuate depending on whether or not the Company's rig #5 crew is being utilized for drilling or producing operations.

     Production taxes for the three months ended September 30, 1997 were $30,000 as compared to $39,000 in the same period of 1996, a decrease of $9,000. The decrease in production taxes is associated with decreased production volumes and prices during the third quarter of 1997.

     Exploration costs for the three months ended September 30, 1997 were $1,916,000 as compared to $333,000 in the same period of 1996, an increase of $1,583,000. The increase is principally due to the two dry holes drilled during the third quarter of 1997 as compared to no dry holes in the same period of 1996. The Gladysze #1-A was drilled on the Company's Baltic Concession in Poland at a cost of $1,242,000 and the Murray #12-30 was drilled on the Company's Devil's Basin prospect in central Montana at a cost to the Company's
interest of $211,000.   The Company also incurred costs of $21,000 during the
third quarter of 1997 associated with the Mega Springs Federal #7, a wildcat well in Nevada which was spudded in the fourth quarter of 1997 and subsequently determined to be a dry hole.

     Drilling costs for the three months ended September 30, 1997 were $178,000 as compared to $15,000 in the same period of 1996, an increase of $163,000. As discussed above, the Murray #12-30 well was drilled utilizing the Company's drilling rig #5 during the third quarter of 1997. The Company recorded operating cash flow of $237,000 relating to drilling the Murray #12-30 which offset the $211,000 dry hole cost relating to the Company's working interest in the well. The Company's drilling rig was not utilized in drilling operations during third quarter of 1996.

     Depreciation, depletion and amortization ("DD&A") expense for the three months ended September 30, 1997 was $161,000 as compared to $130,000 in the same
period of 1996, an increase of $31,000.   The increase in DD&A was primarily due
to the depreciation of computer software, office furniture and other equipment purchased after the third quarter of 1996. DD&A related to oil and gas properties was essentially the same due to relatively flat production volumes.

     General and administrative expenses for the three months ended September 30, 1997 were $644,000 as compared to $333,000 in the same period of 1996, an increase of $311,000. The increase was primarily due to the additional general and administrative expenses associated with the Company's Polish operations.
The Company's expanded Polish activity includes five separate exploration areas in Poland as of September 30, 1997 as compared to only one exploration area, the Baltic Concession, as of September 30, 1996.

     Interest and other income for the three months ended September 30, 1997 was $575,000 as compared to $119,000 in the same period of 1996, an increase of $456,000. The Company received $300,000 from Apache as cash consideration in relation to Apache's participation in the Company's Additional 16 Blocks in the Lublin basin during the third quarter of 1997. In order for Apache to expedite its commencement of operations in Poland, the Company assigned its ownership interest in Lubex Petroleum Company, Sp. z o.o. ("Lubex"), a wholly owned Polish limited liability company with the surface access rights to the Lublin concessions, to Apache in August 1997. In connection with the transfer, the Company also recognized a gain of $95,000 associated with inter-company loans the Company had previously made to Lubex to fund initial start up costs which were repaid to the Company by Apache. In return, Apache is entitled to the Polish tax losses generated by Lubex prior to being acquired by Apache which approximate the amount of the inter-company loans.

     Interest expense for the three months ended September 30, 1997 was $1,000 as compared to $46,000 in the same period of 1996, a decrease of $45,000. The decrease is due a lower average amount of outstanding long term debt in 1997. The Company's long term debt of $3,583,000 at June 30, 1996 was paid off in August 1996 using net proceeds from a public offering of common stock. The Company also had long term debt associated with RWE-DEA of $1,500,000 as of December 31, 1996 and received $1,576,000 in additional funding from RWE-DEA during the nine months ended September 30, 1997. However, upon RWE-DEA's election to not earn its concession rights on June 30, 1997, the Company eliminated its long term debt associated with RWE-DEA and recognized an extraordinary gain of $3,076,000. The Company also eliminated its $65,000 of long term debt associated with Apache upon the Polish government's approval of Apache as the Company's partner in the Lublin area concessions during the third quarter of 1997. As of September 30, 1997, the Company has no long term debt.


RESULTS OF OPERATIONS

     Comparison of the first nine months of 1997 to the first nine months of
     1996

     Oil sales of $1,563,000 for the first nine months of 1997 were $125,000 lower as compared to $1,688,000 for the same period of 1996. Lower production (94,427 barrels produced for the first nine months of 1997 versus 97,664 barrels in the same period of 1996, a decrease of 3.31 percent) combined with lower prices ($16.55 for the first nine months of 1997 versus $17.28 in the same period of 1996, a decrease of 4.22 percent) resulted in oil sales being 7.41 percent less for the first nine months of 1997 as compared to the same period of 1996.

     Drilling revenues were $487,000 for the nine months ended September 30, 1997, $476,000 higher than the total drilling revenues of $11,000 for the same period of 1996. During the first nine months of 1997, the Company utilized its drilling rig #5 to drill the State #31-8 well on its Rattler Butte prospect and the Murray #12-30 on its Devil's Basin prospect, both in central Montana. The
Company did not drill any wells during the same period of 1996.    Future
drilling revenue will vary with the timing of wells being drilled, costs of the wells and the Company's working interest.

     Operating costs of $777,000 for the first nine months of 1997 were essentially flat as compared to $798,000 for the same period of 1996. During the first quarter of 1997, operating costs were $354,000, an abnormally high amount due to severe weather in northern Montana. However, production and operating costs decreased to $198,000 in the second quarter of 1997 and $226,000 in the third quarter of 1997 due to improved weather conditions and the shifting of the rig #5 crew from normal operational activities to drilling activities in
central Montana.    Future operating  costs will fluctuate depending on whether or not the Company's rig #5 crew is being utilized for drilling or producing operations.

     Production taxes were $108,000 for the nine months ended September 30, 1997, $6,000 lower than the total production taxes of $114,000 for the same period of 1996. The decrease is directly attributable to lower production volumes and prices during the first nine months of 1997.

     Exploration costs were $4,112,000 for the nine months ended September 30, 1997, $3,384,000 higher than the total exploration costs of $728,000 for the same period of 1996. The increase is principally due to three dry holes costing a total of $3,287,000 drilled during the first nine months of 1997. During the first quarter of 1997 the Company drilled the Orneta #1 on its Baltic Concession at a cost of $1,834,000. In the third quarter of 1997 the Company drilled the Gladysze #1-A on its Baltic concession at a cost of $1,242,000 and the Murray #12-30 in central Montana at a cost of $211,000.

     Drilling costs were $312,000 for the nine months ended September 30, 1997, $271,000 higher than the total drilling costs of $41,000 for the same period of 1996. The increase is directly associated with the drilling of the State #31-8 well on the Company's Rattler's Butte Prospect and the Murray #12-30 on the Company's Devil's Basin prospect, both in central Montana, during the first nine months of 1997. The Company recorded operating cash flow of $220,000 relating to drilling the State #31-8 well and the Murray #12-30 well during the same period of 1997. The operating cash flow of $220,000 helped offset $24,000 relating to the working interest cost of the State #31-8, a producing well, and $211,000 relating to the Murray #12-30, a dry hole. The Company's drilling rig #5 was not utilized for drilling exploratory wells with third party owners in the same period of 1996.

     Depreciation, depletion and amortization ("DD&A") expense was $469,000 for the nine months ended September 30, 1997, $64,000 higher than the total DD&A expense of $405,000 for the same period of 1996. The increase in DD&A was primarily due to computer software, office furniture, and other equipment additions totaling $377,000 acquired after September 30, 1996. DD&A relating to oil and gas properties was essentially the same due to relatively flat production volumes.

     General and administrative expenses were $1,893,000 for the nine months ended September 30, 1997, an increase of $834,000 over the total general and administrative expense amount of $1,059,000 for the same period of 1996. The increase was primarily due to the additional general and administrative expenses associated with the Company's Polish operations. The Company's expanded Polish activity includes five separate exploration areas in Poland as of September 30, 1997 as compared to only one exploration area, the Baltic Concession, as of September 30, 1996.

     Interest and other income for the nine months ended September 30, 1997 was $967,000, an increase of $791,000, as compared to interest and other income of $176,000 for the same period of 1996. The first nine months of 1997 resulted in increased interest income over the same period of 1996 due to substantially higher average invested cash balances resulting from the Company's public stock offering during the third quarter of 1996. Also, the Company recorded a net gain of $395,000 relating to Apache acquiring a fifty percent interest in the Company's Lublin area concessions in Poland during the third quarter of 1997.

     Interest expense was $83,000 for the nine months ended September 30, 1997, a decrease of $135,000 as compared to the interest expense amount of $218,000 for the same period of 1996. The decrease is primarily due a lower average outstanding amount of long term debt in 1997. The Company's long term debt of $3,583,000 at June 30, 1996 was paid off in August 1996 using net proceeds from a public stock offering. The Company had long term debt associated with RWE-DEA of $1,500,000 as of December 31, 1996 and received $1,576,000 in additional funding from RWE-DEA during the nine months ended September 30, 1997. However, upon RWE-DEA's election to not earn its concession rights on June 30, 1997, the Company eliminated its long term debt associated with RWE-DEA and recognized an extraordinary gain of $3,076,000. The Company also eliminated its $65,000 of long term debt associated with Apache upon the Polish government's approval of Apache as the Company's partner in the Lublin area concessions during the third quarter of 1997. As of September 30, 1997, the Company no longer has any long term debt.


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

      The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings.


                                    PART II


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A)  EXHIBITS

     The following exhibits are included as part of this report:

            SEC
EXHIBIT  REFERENCE
 NUMBER    NUMBER              TITLE OF DOCUMENT               LOCATION
-------  ---------  -----------------------------------     -------------

Item 10.            Material Contracts
----------------------------------------
 10.01       10     Mining Usufruct Agreement between the    This Filing
                     State Treasury of the Republic of
                     Poland and Apache Poland Sp. zo.o. and
                     FX Energy Poland Sp. z.o.o. (East),
                     commercial partnership dated October
                     14, 1997, related to concession blocks
                     257, 258, 277, 278, 297, 317, and 318
                     in the Lublin area of Poland

 10.02       10     Mining Usufruct Agreement between the    This Filing
                     State Treasury of the Republic of
                     Poland and Apache Poland Sp. zo.o. and
                     FX Energy Poland Sp. z.o.o. (East),
                     commercial partnership dated October
                     14, 1997, related to concession block
                     298, in the Lublin area of Poland

 10.03       10     Mining Usufruct Agreement between the    This Filing
                     State Treasury of the Republic of
                     Poland and FX Energy Poland Sp. zo.o.
                     and Partners, commercial partnership
                     dated October 30, 1997, related to
                     concession blocks 85, 86, 87, 88, 89,
                     105,108, 109, 129, and 149, in
                     northwestern Poland

 10.04       10     Mining Usufruct Agreement between the    This Filing
                     State Treasury of the Republic of
                     Poland and Apache Poland Sp. zo.o. and
                     FX Energy Poland Sp. z.o.o. (East),
                     commercial partnership dated October
                     14, 1997, related to concession blocks
                     319, 320, 339, 340, 340A, 359, 360
                     360A, 379, 380, and 380A, in the
                     Lublin area of Poland

 10.05       10     Mining Usufruct Agreement between the    This Filing
                     State Treasury of the Republic of
                     Poland and Gasex Production Company
                     Sp. zo.o. and Company, commercial
                     partnership dated October 14, 1997,
                     related to concession blocks 410, 411,
                     412, 413, 414, 415, 430, 431, 432,
                     433, 452 and 453, in southern Poland

 10.06       10     Earn-In and Exploration Letter of Intent This Filing
                     dated June 1,3 1997, between FX
                     Energy, Inc., and Homestake Mining
                     Company of California

 10.07       10     Option Agreement dated July 18, 1997,    This Filing
                     between Polish Oil and Gas Company, FX
                     Energy, Inc., and Apache Overseas,
                     Inc.

Item 27.            Financial Data Schedule
----------------------------------------
27.01        27     Financial Data Schedule                  This Filing



(1) Incorporated by reference from the current report on Form 8-K dated April 4, 1997.



(B)  REPORTS ON FORM 8-K.


     During the quarter ended September 30, 1997, the Company filed the following reports on Form 8-K:


DATE OF EVENT REPORTED                      ITEM REPORTED
----------------------                  ----------------------
July 1, 1997                            Item 5.   Other Events
July 9, 1997                            Item 5.   Other Events
July 14, 1997                           Item 5.   Other Events
July 22, 1997                           Item 5.   Other Events
August 6, 1997                          Item 5.   Other Events;
                                        Item 7.   Financial Statements and
                                                   Exhibits
September 2, 1997                       Item 5.   Other Events
September 11, 1997                      Item 5.   Other Events





                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FX ENERGY, INC.



Date:  November 13, 1997            By  /s/ David N. Pierce
                                        Chief Executive Officer, President,
                                        Chief Financial and Accounting Officer,
                                        and Director