Form 10KSB
period 1997-12-31
FX ENERGY INC
filed 1998-03-20
CIK 907649

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
                ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                        COMMISSION FILE NUMBER: 0-25386

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

Issuer's telephone number, including area code:      TELEPHONE (801) 486-5555
                                                     TELECOPY (801) 486-5575

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. o

The Company's revenues for the fiscal year ended December 31, 1997, were $2,808,625.

As of March 16, 1998, the aggregate market price of the voting stock held by non-affiliates was approximately $105,573,977.

As of March 16, 1998, the Company had outstanding 12,991,882 shares of its common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1990):THE COMPANY'S DEFINITIVE PROXY STATEMENT IN CONNECTION WITH THE 1998 ANNUAL MEETING OF STOCKHOLDERS IS INCORPORATED BY REFERENCE IN RESPONSE TO PART III OF THIS ANNUAL REPORT.

                                    PREFACE

                 CAUTION RESPECTING FORWARD-LOOKING INFORMATION

     This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein. Neither the Company nor any other person undertakes any obligation to revise these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

                        ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     FX Energy, Inc. ("FX" or the "Company") is an independent oil and gas exploration company founded in 1989. Its original area of operation was in exploration and production in the northern Rocky Mountain states. The Company's headquarters are in Salt Lake City, Utah.

     In 1993, on the initiative of Jerzy Maciolek, a Polish born geophysical consultant retained by the Company to work on its U.S. exploration activities, FX commenced its review of the opportunities in Poland and in 1995 signed its first exploration license. Mr. Maciolek is now a director of the Company and its Vice President of Exploration.

     Today, FX is one of the most active oil and gas exploration companies in Poland, holding more acreage there for the exploration and potential development of oil and gas than any other entity, except the Polish national energy company (Poland Oil and Gas Company, "POGC"). Although the Company holds producing and exploration interests in the U.S., the focus of its activity and the core of its potential value lies in its Polish interests. There are two main elements to the Company's strategy:

 -Acquire a leading acreage position in the known hydrocarbon provinces of Poland. The Company has acquired the largest acreage position in Poland, excluding POGC. The Company holds exploration rights on approximately 10.9 million gross acres, has applied for rights to an additional 1.7 million gross acres and holds options to earn into POGC Concessions covering an additional 2.1 million acres. The Company's acreage lies in four geologically separate hydrocarbon provinces, giving access to a diversity of exploration plays and targets.

 -Leverage the exploration opportunities and manage early exploration risk by farming out to larger industry partners. The Company has used its significant acreage position and its operating experience in Poland to attract industry partners, thereby gaining financial and operational leverage in the exploration of its properties. This validates the Company's technical assessment of prospects and has allowed the Company to focus its resources on expanding its gross acreage position in Poland.

     The Company believes that Poland offers an attractive combination of significant reserve potential, underexplored acreage and a favorable operating environment, with the opportunity of diversifying exploration risk over numerous exploration targets with different geological and geophysical features in a number of different prospect areas. The Company believes that its principal strengths in Poland are its ability to identify areas of high exploration potential through the acquisition, processing and interpretation of new and existing seismic data; its exploration and drilling experience in Poland; and its cooperative relationship with Polish government agencies and enterprises. Oil and gas exploration and development in Poland has been conducted with limited resources and without the aid of modern technology over the past half century; for the most part, only shallow, simple plays have been exploited. Although current hydrocarbon production in Poland is small, the country contains geologic trends, in addition to those in which the Company now has an interest, that have produced approximately 1 billion barrels of oil and gas equivalents ("BOE").

     Poland currently produces only two percent of the oil and forty percent of the gas it consumes. In an effort to reduce its energy dependence, Poland has created a fiscal regime regarding the development of oil and gas properties, including policies respecting the repatriation of earnings, royalty rates and income taxes, that is internationally competitive. The country contains an infrastructure of crude oil and natural gas pipeline networks that are integrated with neighboring European markets. As one of the first foreign companies to explore for oil in Poland's post-communist era, the Company has found the operating environment to be very favorable.

     To date, the Company has acquired four major oil and gas exploration project areas comprising nearly 15 million gross acres, including existing options and Concessions applied for by the Company. In two of these project areas, the Company has farmed out a 50% working interest to Apache Corporation ("Apache"), one of the largest U.S. based international E&P companies. The Company has granted Apache an option to farm into a third project area, and is currently discussing the fourth area with another international E&P company. An active seismic and drilling program currently underway should enable the Company to test a number of its mapped prospects and establish a further inventory of drillable prospects. In summary, under terms of the agreements with the Company, Apache has committed to paying all of the Company's share of costs in each Concession relating to the items below:

                      2D Seismic   Concession/Usufruct        Cash
Concession     Wells  (Kilometers)      Costs             Consideration
------------  ------  -----------  ------------------     -------------
Lublin           7       1,650      All during first 3     $ 450,000
                                      year period
Western          3         350     All during first 3        500,000
Carpathian                            year period
Pomeranian (1)   1         600     All during first 3             --
                                       year period
                ----      -----                             ---------
    Total        11      2,600                             $ 950,000


   (1) Assumes Apache will elect to exercise its option to participate in the Pomeranian Concession

     The Company's share of initial exploratory activities in the Lublin and Western Carpathian Concessions is almost entirely covered by Apache, the Company's strategic partner in both Concessions. As a result of the contracts with Apache, the Company will not need to dedicate significant funds to this program during 1998 and will be able to apply its existing working capital to its current effort to identify and acquire development opportunities in Poland. In the event an exploratory discovery is commercial or if the Company participates in a POGC Concession, the Company expects to have the need to raise additional capital to cover its share of costs.

       The Company has also entered into several strategic alliances with POGC. Under the terms of its agreements with POGC, the Company has the right to earn an interest in several POGC Concessions within the Lublin Basin and the Carpathian mountain region. POGC, in turn, has a reciprocal right to earn an interest in the Company's Lublin and Western Carpathian Concessions. The Company has established a strong working relationship with POGC, and expects to continue sharing data, exploration ideas and acreage interests with POGC. In particular, the Company, POGC and Apache are currently discussing potential joint operations relating to development and production enhancement opportunities on POGC acreage.

     The Company was the first foreign entity to actually commence drilling operations on oil and gas Concessions in Poland, although FX was not the first foreign company to obtain such a concession in Poland. Management believes the Company has established a solid reputation with the government of Poland for accomplishing its operational goals, fulfilling its work commitments and bringing exploration expertise and capital to Poland. Management believes the Company's principal strengths are its existing prospects in Poland, its access to existing geological and geophysical data, its operational experience in Poland and its strong relationships with both POGC and Apache. Management believes that these factors will contribute to the early phase exploration of the Company's prospects with minimum financial exposure to the Company and will increase the likelihood that the Company will participate in additional opportunities in Poland.

      The Company's activities in Poland grew out of and were supported by its oil production and exploration program in the United States. At December 31, 1997, the Company had approximately 10,546 net developed acres and 17,948 net undeveloped acres in several western states. The Company had estimated net proved reserves of 4.8 MMBbls representing a PV-10 Value of approximately $13.6 million at December 31, 1997. The Company owns and operates 125 gross (117 net) producing oil wells in Montana and Nevada that produced 346 Bpd during 1997. Approximately 75% of the Company's production and 98% of its proved reserves are concentrated in the Cut Bank field of northern Montana. The Company has identified exploration prospects on its properties in the Williston Basin of North Dakota and in Nye County, Nevada, and is currently seeking industry partners before committing to a specific exploration program. At the same time, the Company is currently reviewing all of its U.S. operations in light of its strategic focus on Poland.

      Finally, the Company has entered into an agreement with Homestake Mining Company ("Homestake") under which Homestake will expend a minimum of $1.1 million over two years and an additional $2.0 million over an optional four additional years in connection with the Company's gold exploration rights covering approximately 166,000 acres in the Sudety region (the "Sudety Concession") in southwestern Poland.

     The Company's oil and gas exploration activities involve significant risks. There can be no assurance that the use of technical expertise as applied to geophysical or geological data will ensure that any well will encounter hydrocarbons. Further, there is no way to know in advance of drilling and testing whether any prospect encountering hydrocarbons will yield oil or gas in sufficient quantities to be economically viable. Several test wells are typically required to explore each prospect or exploration area. The Company may continue to incur exploration costs in specific areas even if initial test wells are plugged and abandoned or, if completed for production, do not result in production of commercial quantities. The Company has drilled two exploratory wells in the Baltic Concession, neither of which was completed for commercial production. To date, the Company has participated in eight exploratory test wells in the western United States, one of which has resulted in the establishment of commercial production. There can be no assurance that the Company's exploration efforts will be successful. Many of the Company's exploration decisions are based on scientific data gathered by third parties, some of which was gathered prior to recent significant technological advances. Although the Company has reprocessed such data, there can be no assurance that such data is as reliable as data gathered either using modern technology or under the Company's supervision. See "Item 2. Description of Property."

      For the meaning of certain oil and gas and other terms used in this annual report, see "Definitions" at the end of this Item 1.

EXPLORATION AND DEVELOPMENT ACTIVITIES IN POLAND

     The Company believes that Poland offers an attractive environment in which to explore for and develop oil and gas prospects. The Company is currently pursuing oil and gas exploration activities in four separate regions of Poland that collectively cover approximately 10.9 million gross acres. By accessing previously collected geophysical, geological and well data and reevaluating it with modern interpretive techniques through its own efforts and those of its strategic partners, the Company believes that it will be able to capitalize on the combination of Poland's hydrocarbon potential and relatively new Polish policies and programs to encourage the development of the country's domestic energy resources.

THE REPUBLIC OF POLAND

     The Republic of Poland is bordered on the north by the Baltic Sea, on the west by Germany, on the south by the Czech Republic and Slovakia and on the east by Lithuania, Belorussia, Ukraine and the Kaliningrad district of Russia.
Poland covers approximately 121,000 square miles and has a population of almost 40 million people. Between 1945 and 1989, Poland's political and economic systems were directly influenced by the former Soviet Union. In 1989, Poland peacefully asserted its independence, adopted a new constitution which established a parliamentary democracy, and began the transition to a market-based economy.

      Poland's comprehensive economic reform programs and stabilization measures implemented since 1989 have enabled it to move toward a free market economy and achieve one of the fastest growing economies in eastern Europe since 1994, with growth rates of 7% in 1995, 6% in 1996 and an estimated growth rate of 5% - 6% in 1997. In 1995, Poland progressed from International Monetary Fund Stand-By Conditionality and became a full member of the Organization for Economic Cooperation and Development in July 1996 as a result of its liberalizing its trade, foreign exchange and investment policies. Poland is poised to join the European Union in the near future. One of the most important elements of Poland's economic growth has been the country's development of an entrepreneurial private sector. In 1995, private enterprises employed 62.5% of Poland's workforce as compared to 33.3% in 1989. It is estimated that over 70% of Poland's gross domestic product is now produced by the private sector. Privatization of large government assets progresses as Poland continues its economic reform programs. In 1998, the government plans to privatize its oil and gas sector, which accounts for approximately 8.5% of the country's gross domestic product, by restructuring POGC into several joint stock companies.
POGC is currently the government-owned monopoly covering all of the exploration and production of oil and gas, as well as petroleum product processing and distribution, with approximately 40,000 employees. Poland's economic strategies continue to include maintaining its high rate of economic growth, enhancing privatization in the economy, improving Poland's international competitiveness and reducing budget deficits.

      Poland's international trade has also undergone significant change since Poland gained its independence. As it has developed, the country has turned its economic ties from the east to the west. For example, in 1986, the former
Soviet Union accounted for 33% of Poland's imports and 28% of its exports.   By
1993, these figures had decreased to 4.6% and 5.5%, respectively, while the countries of the European Union purchased 71.3% of Poland's exports and provided 63.9% of its imports. According to Poland's Foreign Investment Agency, at the end of 1997, the total value of foreign investment in Poland since 1990 was $20.7 billion, as compared to $14.1, $6.8 and $4.3 billion at the end of 1996, 1995 and 1994 respectively. The United States and Germany are the leading foreign investors in Poland. A Polish government agency has concluded that direct foreign investment by foreign companies has been a forceful growth factor, generating over one-third of the country's total investment and acting as a powerful unemployment restraining factor.

     Between the 1850s, when oil was first commercially produced in the Carpathian region of southeastern Poland, and 1945, Poland produced approximately 61.4 MMBbl of oil and 303 Bcf of gas. War damage and overproduction following the 1939 invasions of Poland by Germany and the Soviet Union caused output to drop dramatically by 1945. Over the last several decades, the exploration and development of Poland's oil and gas resources have been hindered by a combination of limited financial resources, political difficulties and a lack of modern exploration technology. Poland currently imports approximately 98% of its oil, primarily from the countries of the former Soviet Union and the Middle East. In 1996, production was 6,000 Bpd of oil and 466 MMcf per day of natural gas. Currently, POGC owns all onshore production and is the largest holder of oil and gas exploration and exploitation rights. Oil refineries are located in Gdansk and Plock in Poland and another is located in Germany on the western Polish border. Poland is expected to account for over one-half of the increase in demand for liquefied petroleum gas in eastern Europe over the next few years. Poland imports approximately 60% of its gas consumption, which is distributed over a network of pipelines serving principal cities, commercial and industrial areas.

LUBLIN INTERESTS

     General

     The Company's Lublin Interests consist of its Lublin Concession containing approximately 5.0 million acres and the right to earn an interest in several POGC Concessions comprising approximately 0.6 million acres that lie within the Lublin Basin. The Company's Lublin Concession consists of 24 exploration blocks, comprising 8 exploration blocks (the "Original 8 Blocks") which were acquired by the Company in late 1996 and 16 exploration blocks (the "Additional 16 Blocks") which were acquired by the Company in July 1997.

     The Company's Lublin Interests cover most of that portion of the Lublin Basin that lies within Poland. The Lublin Basin has been explored extensively by POGC and other Polish agencies and enterprises in recent years, resulting in the discovery of four fields within the area covered by the Lublin Interests. One, the Melgiew field on a POGC exploitation concession, is currently producing at a rate of 5 MMcf per day from a Devonian reef structure. According to POGC, the Melgiew field contains estimated ultimate recoverable reserves of 102 Bcf.
A second field, the Swidnik, was apparently depleted after producing 5 MMBOE and
80 Bcf from Carboniferous channel sands.   POGC has reported that a third field,
the Komarow, a gas discovery in a Devonian reef structure,  contains 39 Bcf of
estimated ultimate recoverable reserves.   A fourth field, the Ciecierzyn in
Block 298, is a shut-in gas discovery in a Devonian reef structure, which POGC appraises as containing 56 Bcf of estimated ultimate recoverable reserves. Additional wells drilled by POGC within the area of the Lublin Interests have confirmed the presence of oil and/or gas in other Devonian and Carboniferous structures.

     The Company is cooperating with Apache, its partner in the Lublin Interests, in developing a comprehensive long-term exploration and development program for the area. A 1,650 kilometer seismic survey of portions of the Lublin Interests now underway is scheduled for completion in the first quarter
of 1998.   Additionally, approximately 6,000 kilometers of existing seismic data are currently being analyzed, reprocessed and evaluated by the Company and
Apache.   The seismic data, together with well log and core analysis data, will be used to select locations for commencing at least four wells during 1998 under Apache's seven-well drilling commitment (refer below to "Strategic Alliance with Apache--Lublin Basin"), with two wells scheduled to commence drilling by June 30, 1998. Seismic data analyzed to date and correlated with test results from previous drilling show a number of Carboniferous, Devonian, Cambrian and Triassic potential structures within the area covered by the Lublin Interests that the Company believes warrant drilling. As this exploration plan is implemented, the Company expects that the number of exploration and development wells drilled will exceed the seven well minimum required to be drilled by
Apache.   If one or more of the scheduled wells is found to have commercial production, the Company anticipates that Apache will prepare and propose a long-term development plan for participation by the Company, which may increase the funds to be budgeted by the Company for the Lublin Interests. See "Item 6. Management's Discussion and Analysis or Plan of Operations--Liquidity and Capital Resources."

      Strategic Alliance with Apache--Lublin Basin

On April 16, 1997, the Company entered into its initial strategic alliance with Apache for joint operations on the Lublin Interests. Apache is an independent energy company with more than $3.3 billion in assets. In addition to significant oil and gas production in North America, Apache's international focus areas are Egypt's Western Desert, the Carnavon Basin offshore Western Australia and Poland. Apache also has operations in People's Republic of China, Indonesia and Africa's Ivory Coast. Apache's average daily production during 1996 was 53.2 MBbls of oil and 561 MMcf of natural gas. Giving effect to 1996 acquisitions, dispositions and drilling activity, Apache's estimated proved reserves increased by 85.6 MMBOE in 1996 to 506.2 MMBOE, of which approximately 54% was natural gas.

     In April 1997, the Company initially entered into an agreement with Apache covering the Original 8 Blocks in the Lublin Concession obtained by the Company in late 1996. Thereafter, following the grant of oil and gas exploration rights on the Additional 16 Blocks to the Company by the Polish government in July 1997, the agreement with Apache was expanded to include all 24 blocks in the Lublin Concession on August 1, 1997. Additionally, the Company and Apache entered into an option agreement with POGC whereby POGC was granted an option to participate in the Company's Lublin Concession in exchange for an option for the Company and Apache to participate in POGC Concessions located in the Lublin Basin.

     Under the Company's agreement with Apache, it may acquire a fifty percent interest in the Lublin Concession by paying the Company $450,000 in cash; all of the concession and usufruct costs for the first three-year exploration period; all of the cost of drilling seven wells (two wells must be spudded by June 1998, two by December 1998, and three by June 1999); all seismic costs until the required wells are drilled (except for a portion paid by the Company for the first 1,650 kilometers); all geological, geophysical and general administrative costs relating to field operations; $40,000 per percentage point of reduction in the Company's interest if POGC exercises its option to join in the Original 8 Blocks (a maximum of $1.0 million per block); costs incurred by the Company in assisting with permits, governmental approvals and similar matters; and the Company's share of costs required to carry POGC in any earning well in the Ciecierzyn field, if drilled. The fifty-fifty interest of the Company and Apache will be reduced proportionately in the event that POGC participates in
the Additional 16 Blocks.     Apache will act as operator  on the Lublin
Concession. The agreement also granted Apache the first right to participate with the Company in the exploration of the Company's Carpathian Joint Study Agreement area with POGC.

     Strategic Alliance with POGC--Lublin Basin

     Effective July 1997, the Company, Apache and POGC entered into an option agreement providing for the right of each party to earn an interest in each party's exploration interests in the Lublin Basin. Under the agreement, POGC has the option to join in the first well in each block in the Lublin Concession on a block-by-block basis of up to a twenty-five percent interest in the Original 8 Blocks and up to a one-third interest in the Additional 16 Blocks, except for Block 298, which it may elect a 40% interest, by joining in the first well drilled in each such block. If POGC elects to earn an interest in the Original 8 Blocks, the Company's interests will be reduced by such interest while in the Additional 16 Blocks, both the Company's and Apache's interest will be reduced proportionately. POGC is not required to pay any geological and geophysical or related costs prior to drilling. After electing to participate in a specified percentage in each block, POGC can retain that percentage interest in all additional activities within that block by paying its pro-rata share of ongoing costs. Under this agreement, the Company and Apache have the right to explore the POGC Concession containing the Ciecierzyn field in Block
298. If the Company and Apache elect to gather 3D seismic data in the Ciecierzyn field and drill one well, POGC will withdraw its exploitation concession and can participate up to a forty percent interest with the Company and Apache in a new exploitation concession on the Ciecierzyn field. If POGC elects at least a one-third interest, it can be the operator on the Ciecierzyn field. The Company and Apache have the first right of refusal to join in the Melgiew and Glinnik POGC Concessions.

     POGC has granted the Company and Apache each independent and separate options to participate up to a one-third interest each in the first well in several POGC Concessions covering approximately 0.6 million acres within the Lublin Basin. The Company and Apache each can maintain its respective interest in successive activities on specific POGC Concessions by bearing their respective share of ongoing costs.

CARPATHIAN INTERESTS

      General

     The Company's Carpathian Interests consist of its Western Carpathian Concession on approximately 1.4 million acres, its rights to earn an interest in POGC Concessions on approximately 1.5 million acres and the right under a 1996 Joint Study Agreement ("JSA") to study the hydrocarbon potential of an approximately 3.3 million acre adjacent area on which POGC has exclusive rights to explore for oil and gas. With POGC's consent, the Company has applied for an additional Concession comprising approximately 1.7 million acres ("Northern Carpathian Concession") within the JSA area. The Northern Carpathian Concession lies within an Area of Mutual Interest ("AMI") between Apache and the Company. Under terms of the AMI, the Company must offer Apache the option to participate in exploring the acreage at terms decided by the Company. The Company has also granted POGC an option to participate in exploring the Northern Carpathian Concession with the Company.

     Commercial hydrocarbons were first discovered in the Carpathian Mountains in Poland in 1854 and have been produced there continuously from several fields, including discoveries in the 1960s. To date, the Carpathian Mountains have produced an estimated 122 MMBbl of oil and 2.6 Tcf of gas, including production from acreage that was once under control of Poland and is now part of the
Ukraine and Romania.   Principally as a result of production from the Carpathian
Mountains, Poland was the world's leading oil producer in 1910, accounting for approximately a twenty-five percent of world-wide production. Poland's isolation from western technology, due primarily to the Poland's communist regime and Soviet influence from the 1940s to 1989, has constrained exploration and production in the Carpathians as well as the rest of Poland. The extensive production of oil and gas from shallower depths in the Carpathian region confirms the generation of hydrocarbons within the system and a limited number of deep wells drilled in recent years by POGC evidences additional possible reservoir development within the area. There have been several notable oil and gas discoveries in the Carpathian region over the past few years. For example, the recently drilled Noskowa well had a production test of 735 barrels of oil per day from Carboniferous sands on a POGC Concession and the Lachowice well, also on a POGC Concession, had a production test of 7.6 MMcf per day from a Devonian reef structure. Additional drilling tests by POGC have had positive oil and gas shows from Myocene, Jurassic, and Cretaceous formations.

     POGC Joint Study Agreement

      As a result of a limited review by the Company and POGC of Poland's hydrocarbon potential in May 1996, the Company entered into the JSA with POGC in order to identify drillable hydrocarbon prospects in a selected area in the Carpathian region of southern Poland where POGC holds exclusive rights to explore for and develop hydrocarbons. Although there is currently limited hydrocarbon production from certain shallow horizons in the areas covered by the JSA, there has been virtually no commercial production from the depths being evaluated by the Company and POGC under such agreement.

      The initial goal of the JSA was to identify the most promising target areas covered by the agreement, primarily through the review of existing geological and geophysical data. Once these areas were identified, the focus of the study progressed to a more detailed analysis of existing seismic and other data contributed by POGC, supplemented by limited reprocessing of such data in order to assess hydrocarbon potential in the largely undrilled horizons below 2,500 feet and to generate drillable oil and gas prospects. The Company and POGC are each contributing technical personnel to participate in the study. The Company has expended approximately $100,000 and has budgeted a similar amount in 1998 for additional technical research and analysis costs, including seismic data reprocessing, third-party data purchases and laboratory analysis for continuation of the study, which has been extended to June 30, 1998.

      The JSA provides that the Company and POGC will share equally in any new exploration rights obtained in the joint study area through this arrangement, except that if one party elects not to proceed with an application for an exploration license over a specific area, the other party may do so independently. Under this latter provision, the Company independently applied for the Northern Carpathian Concession covering approximately 1.7 million acres during early 1998.

      Western Carpathian Concession

      While continuing the joint study within the area covered by the JSA with POGC, the Company sought exploration rights on adjacent areas south of the joint study area to explore the formations at depths that are productive at shallower depths to the north in the joint study area. In the fourth quarter of 1997, the Company was awarded the Western Carpathian Concession, which contains approximately 1.4 million acres located in the southwest Carpathian region of Poland, extending to Poland's border with Slovakia to the south and the Czech Republic to the west.

      Strategic Alliance with Apache - Carpathian Region

      Under terms of the Lublin Concession agreement with Apache, the Company was obligated to offer Apache the right to earn an interest in the Western Carpathian Concession at terms decided by the Company. On February 27, 1998, the Company and Apache agreed to a strategic alliance to jointly explore for oil
and gas in the Western Carpathian Concession.    Apache paid the Company
$500,000 and has agreed to pay for all Concession costs and other fees during the first three-year phase of the six-year exploration period, the cost of acquiring 350 kilometers of 2D seismic, and the cost of drilling three exploratory wells to earn a 50% interest in the Western Carpathian Concession.

      The Company and Apache are currently evaluating over 7,000 kilometers of seismic data initially provided to the Company by POGC and are continuing their own 350 kilometer seismic data acquisition program on the Western Carpathian Concession as well as the POGC Wola and Godowa Concessions. As a result of an analysis of the existing seismic data and well logs and core samples together with initial data received from the Company's own seismic study, the Company has identified over 85 possible structural leads within the area covered by the Carpathian Interests. Based on this data, the Company expects that drill sites will be selected for drilling exploratory wells during 1998 and 1999.

      During early 1998, the Company applied for an additional 1.7 million acre Northern Carpathian Concession, which lies within the AMI between the Company and Apache. Under terms of the AMI, the Company must offer Apache on option to participate in exploring the Concession at terms decided by the Company.

      Strategic Alliance with POGC in the Carpathian Region

      In September 1997, the Company and POGC amended the JSA to provide for joint exploration of three areas in the Carpathian Mountains. The Company acquired the right of first refusal to participate in any POGC Concession south of the northern boundary of the Company's Western Carpathian Concession. POGC Concessions subject to this agreement cover approximately 1.5 million acres.
The Company acquired additional seismic data during 1997 over the Wola prospect, now under a POGC Concession in the Carpathian area, which is now being analyzed by reprocessing existing seismic lines, evaluating well logs and core data provided by POGC in order to select a possible drill site. The Company is similarly evaluating Godowa, another POGC Concession in the JSA area. POGC has the option to participate up to 60% and be the operator in each prospect by bearing that percentage of costs of drilling and subsequent activities. If POGC elects not to operate or takes a 49% or less interest, the Company may be the operator. In the Jordanow prospect area located within the Company's Western Carpathian Concession, the Company has granted POGC the option to take up to a one-third interest by bearing that portion of the costs of the initial well and subsequent activities.

POMERANIAN CONCESSION

     In October 1997, the Company was granted exploration rights to the 2.3 million acre Pomeranian Concession in northwestern Poland. This project is in the early exploration stage. There has been little previous exploration of the Pomeranian Concession, although the Wierzchowa field within the concession area has produced 14 Bcf of gas at a rate of approximately 5.7 Mcf per day from a Permian structure. In addition, stratigraphic tests drilled by an agency of the
Polish government had oil and gas shows from the Devonian horizon.   POGC has
made available to the Company the existing seismic data and well logs and cores from the Pomeranian Concession for reprocessing and analysis.

     The Company granted Apache an option to participate with the Company in jointly exploring the Pomeranian Concession on February 27, 1998. Under terms of the option agreement, Apache must evaluate and reprocess 1,000 kilometers of existing 2D seismic on the Pomeranian Concession. Within six months after receiving the 2D seismic data, but no later than December 31, 1998, Apache must make an election of whether to participate with the Company in exploring the Pomeranian Concession. In the event Apache elects to participate, it must pay all concession costs and other fees, the cost of acquiring an additional 600 kilometers of 2D seismic data and the cost of the first exploratory well during the first three years of a six year exploration period to earn a fifty percent interest in the Pomeranian Concession. Should Apache elect to participate in the Pomeranian Concession, it will be the operator of the Concession.

BALTIC CONCESSION

     In August 1995, the Company was granted exploration rights to the 2.1 million acre Baltic Concession located onshore in northern Poland.

     The Baltic Concession covers part of the Baltic Platform geological region that covers the southeastern portion of the Baltic Sea and portions of the bordering onshore areas of Poland, the Kaliningrad district of Russia, Lithuania and Latvia. The B-3 oilfield, located off Poland's Baltic coast was first placed into production in 1992 and has reportedly produced over 1.2 MMBbl through 1994. Onshore, approximately 34 fields have been discovered in the Baltic Platform in an area from approximately 50 miles northeast of the Baltic Concession in the Kaliningrad district of Russia to Lithuania, a further 50 miles northward. Four of the largest fields in this region reportedly have produced an aggregate of over 150 MMBbl through 1994. Oil produced from the Baltic Platform is generally high quality with an average API gravity of approximately 40o and contains insignificant amounts of sulfur, heavy metals, or similar contaminants. To date, there has not been any commercial production of oil or gas from the Company's Baltic Concession. Between 1950 and 1993, agencies of the Polish government explored the Baltic Concession, gathering hundreds of line miles of seismic data and drilling seven exploratory wells and eight stratigraphic survey wells to the same formation that is productive in established fields in the Baltic Platform.

     In May 1996, the Company entered into an agreement with RWE-DEA Aktiengesellschaft fur Mineraloel und Chemie, Hamburg, Germany ("RWE-DEA"), in which RWE-DEA was granted the right to earn a fifty percent interest in the concession area by paying the Company $250,000 in initial cash consideration, $1,100,000 for a 2D seismic survey, the first $1,000,000 of cost relating to the first exploratory well and fifty percent of the cost of the second exploratory well. The Orneta #1, the first exploratory oil well drilled by a foreign company in Poland, was drilled with RWE-DEA as a partner to the Cambrian formation at a depth of approximately 8,000 feet during the first quarter of 1997. The well encountered substantial water flows, but no commercial hydrocarbons and was subsequently plugged and abandoned. On June 30, 1997, RWE-DEA elected to not fund its fifty percent share of costs relating to the second exploratory well in the Baltic Concession. As a result, RWE-DEA forfeited its right to earn a fifty percent interest in the Baltic Concession. RWE-DEA had advanced a total of $3,076,000, all of which the Company was not obligated to reimburse back to RWE-DEA. The Gladysze #1-A, the second exploratory well drilled by the Company in the Baltic Concession, was drilled without a partner to the Cambrian formation at a depth of approximately 8,000 feet during the third quarter of 1997. The target formation contained shows of oil and gas, but was not commercial due to low permeability in the formation. The well was subsequently plugged and abandoned.

     The Company is evaluating the results of its first two exploratory wells to determine how to proceed and expects to enter into a strategic alliance with an industry partner before undertaking substantial additional exploration. The Company may be required to drill a another well by March 2000 in the Baltic Concession to maintain its rights and must relinquish at least fifty percent of its acreage in March 1999. The Company is currently seeking an industry partner for its Baltic Concession and expects to drill its third well in 1998 or 1999.

SUDETY CONCESSION

     In October 1996, the Company obtained rights to explore for gold and associated minerals in three exploration blocks containing approximately 71,000 acres near the city of Zlotorya in the Sudety region of southwestern Poland for a four-year exploration term with the possibility of a three-year extension. In October 1997, the Company obtained four additional gold exploration blocks containing approximately 95,000 acres. At the end of 1997, the Company's gold exploration rights totaled 166,000 acres in seven exploration blocks. The Zlotorya area has a long history of gold production, dating back to the fifth century, which increased in importance through the thirteenth century. Gold production in the Zlotorya area continued through the early twentieth century, but extraction techniques available at that time made further production uneconomical.

     Shortly after obtaining its initial exploration rights to the Sudety Concession in 1996, the Company entered into a reconnaissance and standstill agreement with Homestake Mining Company, an international gold mining company. During 1997, the Company and Homestake conducted a limited geological,
geochemical and geophysical reconnaissance of the area.   The Company and
Homestake entered into a strategic alliance on December 30, 1997, to jointly explore for gold on the Company's Sudety Concession, with Homestake as operator. Under terms of the agreement, Homestake paid the Company $212,000 and has agreed to fund all concession costs, usufruct costs and future exploration costs, including spending a minimum of $1,100,000 during 1998 and 1999 exploring the Sudety Concession or pay the Company the difference if it spends less than $1,100,000. Should Homestake propose to construct a mine, the Company may elect (on a mine by mine basis) to convert its interest into a six percent net smelter return royalty or a seven and one half percent net proceeds interest, both at no cost to the Company, or into a twenty-five percent working interest by paying back costs according to a pre-determined formula.

POLAND EXPLORATION RISKS

     There has not been any commercial production of oil or gas from acreage within the Company's Lublin, Western Carpathian, Pomeranian or Baltic Concessions, although wells have been drilled in nearby areas that have either produced hydrocarbons or have hydrocarbon shows that confirm the generation of hydrocarbons within the area. Various agencies of the Polish government have drilled exploratory and stratigraphic wells in various locations in the Company's Concessions, but none of these wells have been completed for production. The first two exploratory wells drilled by the Company in the Baltic Concession did not result in commercial production. Notwithstanding the substantial data available from these previous drilling efforts and other exploration programs, there can be no assurance that the Company will be able to achieve commercial production. Although the Company has identified or expects that it will identify certain structures within its interests that it believes contain oil or gas reservoirs, there can be no assurance that hydrocarbons are present on such interests or that any existing hydrocarbons can be produced in commercial quantities. The Company holds certain exploration rights to prospect areas adjacent to the Company's Lublin and Western Carpathian Concession on which wells have been drilled that have either produced or have hydrocarbon shows that confirm the generation of hydrocarbons within the system, but there can be no assurance that such hydrocarbons will be found in the Company's adjacent areas. Even if hydrocarbons are encountered, the Company believes that several exploration tests may be required to appraise the potential of any structure that the Company identifies in any of its Concessions or interests. There can be no assurance that such tests will be successful. Further, there can be no assurance that the porosity, permeability or other characteristics of any reservoir formation will support the production of oil or gas in commercial quantities.

PRODUCTION, TRANSPORTATION AND MARKETING

     Should the Company's exploration efforts discover hydrocarbons in Poland, the Company will be required to engage in negotiations with national and local government officials of Poland regarding certain of the terms and conditions of the required exploitation licenses. This may result in increased costs and
delays.   See Item 2. "Description of  Property--Oil and Gas Exploitation
Licenses."

     Poland currently imports approximately 98% of its crude oil and 40% of its natural gas requirements. As the country's economy continues to grow and Poland continues economic reform to establish its economic independence, it is possible that the demand for oil and gas discovered and produced in Poland will increase. The Company anticipates that it could capitalize on such factors and would be able to sell any oil or gas produced from its interests in Poland in the spot market.

     The Company currently has no agreement or arrangement for the sale, delivery, or refining of any oil or gas that may be produced. The Company expects that gas and oil produced from its interests in Poland would be sold for domestic production under marketing arrangements to be negotiated. Subject to obtaining appropriate approval, the Company is not precluded from exporting oil or gas, but the Company presently has no such arrangements. Poland has crude oil pipelines traversing the country and a network of gas pipelines serving major cities, commercial and industrial areas.

     Poland has a well-developed infrastructure of hard-surfaced roads and railways over which the Company believes oil produced could be transported for sale. There are refineries in Gdansk and Plock in Poland and one in Germany on the western Polish border which the Company believes could process crude oil produced in Poland. The Company may incur expenditures for constructing and operating crude oil transportation and handling facilities if substantial oil production were established.

     In the event that the Company's exploration efforts discover the existence of natural gas reserves, production and sale of such reserves will be dependent upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Although Poland has a crude oil and natural gas pipeline network, there can be no assurance that such pipeline is in close proximity to any oil or gas reserves that may be discovered by the Company or that the Company can obtain access to use such pipeline. Wells may be temporarily be shut-in for lack of a market or to the unavailability of pipeline and/or gathering system capacity. This would correspondingly delay the Company's operations. Further, if the Company is required to construct a pipeline or gathering system, the costs of such project might render the development of a prospect area uneconomical and would have a material adverse effect on the Company's business.

     In the case of the Lublin Interests, the city of Lublin with a population of 350,000 lies near the center of the Lublin Interests and within approximately thirty miles of several exploration leads. It would be necessary to incur expenditures to construct gas gathering, treatment and transmission lines prior to the delivery and sale of gas that may be discovered, which would likely require expenditures for the development of several wells in any field before revenues could be received.

     There can be no assurance that the Company will be able to establish transportation, refining, processing, or marketing arrangements to sell any oil or gas discovered and produced in Poland on terms favorable to the Company or that the Company will be able to make arrangements for the exportation of oil or gas in the event such exportation is desirable to the Company.

DEPENDENCE ON ACTIVITIES IN POLAND

     The Company has allocated substantially all of its exploration budget for its activities in Poland. The Company's success will depend to a high degree on its activities in Poland. This dependence is likely to be reflected in both the short and long-term performance of the Company's Common Stock and the Company's financial results as well. The market price of the Common Stock has experienced in the past and may continue to experience in the future, significant fluctuations based on the outcome of individual wells and the Company's exploration efforts in Poland. Previously, the price of the Common Stock declined significantly after the Company announced that each of its first two exploratory wells in Poland did not result in commercial production. These fluctuations may be exacerbated by the fact that the Common Stock, in management's opinion, currently trades to a significant degree on the potential of the Company's current and planned activities in Poland. The success of the Company's efforts in Poland will depend on, in addition to the risks normally associated with the exploration for oil and gas, its ability to maintain its relationships with its exploration partners and the Polish government and a number of other risks associated with conducting operations in a foreign country. If the Company's activities in Poland are unsuccessful, the market price of the Common Stock would likely suffer a material decline and investors would face the possible loss of a substantial portion of their investment. Because of the preliminary stage of the Company's activities in Poland, no assurance can be given that such activities will be successful. See "Item 1. Description of Business."

     The Company has had limited operations in Poland. If its activities in Poland are successful, it may experience rapid growth. The Company's ability to manage this growth will depend, in part, upon its ability to attract and retain quality management and technical personnel. No assurance can be given that the Company will be able to attract or retain such employees or otherwise manage any potential expansion of its business. The likelihood of the success of the Company must be considered in light of the expenses, difficulties, complications and delays frequently encountered in connection with the early stages of an oil and gas company. In particular, the Company's operations in Poland to date have focused primarily on the evaluation of prospects and the drilling of two wells, neither of which resulted in commercial production. The Company has little or no experience in Poland regarding development, production and marketing of oil and gas and has not yet completed a well in Poland for production. Although the Company does have experience in these areas in the United States, there can be no assurance that such experience will assist in its activities in Poland.

     There can be no assurance that the Company will be able to conduct an effective and efficient exploration program in Poland. Further, the limited availability of certain modern exploration, drilling and production equipment, supplies and services and the lack of availability or limited capacity of oil and gas gathering, storage, transportation and processing facilities subject the Company to certain risks that could substantially increase the cost of exploration, development and production activities and reduce potential financial return.

     In the future, the Company may become more reliant upon the expertise of its strategic partners. Apache, the operator of the Company's Lublin and Western Carpathian Concessions, has extensive oil and gas operational expertise in an international environment. In late 1997, Apache opened an office in Warsaw with approximately twenty employees. POGC, Poland's state-owned oil and gas monopoly, engages in virtually all aspects of the oil and gas business. Homestake, the operator of the Company's Sudety Concession, has extensive operational expertise in international gold exploration.

     The Company is actively pursuing potential partners to participate in exploration of its Baltic Concession. Although the Company believes it will be able to locate strategic partners, there can be no assurance that the Company will be successful in obtaining the participation of any such partner, that the terms of any such arrangement would be favorable to the Company or that such efforts will not delay the Company's exploration and development projects.


UNITED STATES EXPLORATION, PRODUCTION AND DEVELOPMENT ACTIVITIES

     Cut Bank Field Development

     The Company owns interests in producing oil wells in the Cut Bank, Bears Den and Rattler's Butte fields in Montana and in the Bacon Flat and Trap Spring fields in Nevada. The Company's 10,600 acres in the Cut Bank field accounted for approximately 75% of its 1997 oil production and 98% of its proved reserves as of December 31, 1997.

      In January 1996, the Company completed a Cut Bank field infill drilling program on 1,000 acres which included the drilling of eight new production wells, five water injection wells and the conversion of two production wells to water injection wells. The Company's infill drilling program was based on the engineering model used in a similar program that resulted in significant production increases in a separate part of the Company's Cut Bank field properties under the guidance of a previous owner. Although it appears that this program has reduced the rate of decline of production from the affected wells, the results of the Company's development program may not achieve the results of the engineering model on which it is based. Although the Company continues to monitor and review the continuing results of the initial infill drilling program, the Company has concluded other opportunities available to the Company, including exploration or development in Poland, are likely to provide a greater financial return to the Company. Therefore, funds initially budgeted for further Cut Bank field development during 1998 are expected to be utilized for other activities.

     Domestic Exploration Prospects

      The Company has a number of exploratory prospects in the western United States in various stages of evaluation, prospect identification and drill site selection. Domestically, the Company seeks exploration prospects that can be acquired or controlled with a limited financial commitment and have a sufficient risk/reward profile to attract drilling partners. The Company's traditional policy is not to drill an exploratory well until it can reduce its own financial commitment (and confirm its own evaluation of the prospect's merit) by forming a drilling group with other energy companies. Where practicable, the Company seeks to use its own drilling rig and related equipment to drill exploration tests in which it participates in order to offset some portion of the cost of participating in specific exploration prospects. Based on the current depressed price of crude oil, the Company believes potential drilling partners may defer participating in the Company's exploration prospects until the price of crude oil increases.

     During 1997, the Company participated in three domestic exploratory wells: the Murray #12-30, an exploratory dry hole in Musselshell County, Montana, in which the Company had a 27.69% interest; the State #31-8, an oil discovery which is currently producing approximately 200 BPD in Rosebud County Montana, in which the Company owns a 6.25% working interest; and the Mega Springs Federal #7 an exploratory dry hole in Nye County, Nevada in which the Company had a 100% interest.


GOVERNMENT REGULATIONS AND RELATED MATTERS

GOVERNMENT REGULATIONS--POLAND

     The Company's activities in Poland are subject to political, economic and other uncertainties, including the adoption of new laws, regulations or administrative policies that may adversely affect the Company or the terms of its exploration or production rights; political instability and changes in government or public or administrative policies; export and transportation tariffs and local and national taxes; foreign exchange and currency restrictions and fluctuations; repatriation limitations; inflation; environmental regulations and other matters. The Company's operations in Poland are subject to the Geological and Mining Law as well as the Act of January 31, 1994 concerning the Protection and Management of the Environment, which are the primary statutes governing environmental protection. The agreements between the Company and the government of Poland create certain standards to be met by the Company regarding environmental protection. The Company generally is required to adhere to good international petroleum industry practice, including practices relating to the protection of the environment. The Company is required to prepare and submit geological work plans, with specific attention to environmental matters, to the appropriate agency of state geological administration for its approval prior to engaging in field operations such as seismic acquisition, exploratory drilling and field-wide development. Poland's regulatory framework respecting environmental protection is not as fully developed and detailed as that which exists in the United States. The Company intends that its operations in Poland will be designed to meet good international petroleum industry practice and, as they develop, Polish requirements.

     Governmental Regulation

     The Company's activities in Poland are subject to certain laws and regulations relating to exploration and development, production, marketing, transportation and storage of oil and/or gas, including measures relating to the
protection of the environment.   The regulatory regime governing these
activities was recently promulgated and is relatively untested. Therefore, there is little or no administrative or enforcement history or established practice that can aid the Company in evaluating how the regulatory regime will affect the Company's operations. Although the Company believes that the regulatory infrastructure currently in place and now being further developed in Poland is generally consistent with the government's stated purpose of encouraging both foreign investment and the development of Poland's natural resources, there can be no assurance that such governmental policy will not change or that new laws and regulations, administrative practices or policies or interpretations of existing laws and regulations will not materially and adversely affect the Company's activities in Poland.

     Environmental Regulations

     The Company's operations are subject to environmental laws and regulations in Poland. Poland's environmental laws and regulations provide for restrictions and prohibitions on spills, releases, or emissions of various substances produced in association with oil and gas exploration and development. Additionally, if significant quantities of gas are produced in conjunction with the Company's production of oil, regulations prohibiting the flaring of gas and the absence of a gas gathering and delivering system may restrict production or may require significant expenditures by the Company to develop such a system prior to the production of oil. Certain aspects of the Company's proposed operations may require the submission and approval of environmental impact assessments by governmental authorities in Poland prior to commencing production.

     The Company has drilled two wells and acquired several hundred kilometers of seismic data and has not incurred material environmental remediation costs to date. Management believes that the Company is currently in material compliance with all applicable laws and regulations. However, there can be no assurance of such compliance or that applicable regulations or administrative policies or practices will not be changed by the Polish government. The cost of compliance with current regulations or any changes in environmental regulations could require significant expenditures, and breaches of such regulations may result in the imposition of fines and penalties, any of which may be material. There can be no assurance that these environmental costs will not have a material adverse effect on the Company's financial condition or results of operations in the future.

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

     Repatriation of Earnings

     The Company may be restricted as to the amount, manner, or timing of the repatriation to the United States of earnings from activities in Poland conducted through wholly or partially owned subsidiaries. Currently, there are no restrictions on the ability of a Polish entity to repay debt to a foreign parent corporation or to pay fair market compensation to a foreign parent corporation for legitimate services. However, Polish entities can pay dividends only once annually and only to the extent of profits, as determined in compliance with Polish accounting and regulatory requirements and as verified by an audit satisfying Polish professional standards. In addition, the payment of dividends by Polish subsidiaries to its U.S. parent are subject to a 5% withholding tax. Although the Company is entitled to a credit against its United States tax obligations equal to the Polish withholding tax, the Company may not be able to use this credit unless the Company owes taxes in the United States.

     Political Uncertainties

     The exploration, development and production of oil and gas in Poland are and will be subject to ongoing uncertainties and risks, including risks of political instability and changes in government, export and transportation tariffs, local and national tax requirements, expropriation or nationalization of private enterprises and other risks arising out of foreign government sovereignty over the exploration, development and production area. The terms of the agreements with governmental agencies are subject to administration by government officials and are, therefore, subject to changes in government personnel, the development of new administrative policies and practices and political changes in Poland. There can be no assurance that the laws, regulations and policies applicable to the Company will not change, that the laws and regulations will be applicable in any particular circumstance, or that the Company will be able to enforce its rights in Poland. The Company anticipates that it will be required to demonstrate, to the satisfaction of the Polish authorities, the Company's compliance with Concession terms respecting exploration expenditures, results of exploration, environmental protection matters and other factors. Although the exploration and exploitation rights of the Company may be canceled by the Company at any time, if it did so the Company would likely not be able to recover previous payments made under the rights or any other costs incurred respecting the rights upon such cancellation. There can be no assurance that the Company will be able to take measures to provide adequate protection against any of the political uncertainties discussed above.

GOVERNMENT REGULATION--UNITED STATES

     State and Local Regulation of Drilling and Production

     State regulatory authorities have established rules and regulations requiring permits for drilling, drilling bonds and reports concerning drilling and producing activities. Such regulations also cover the location of wells, the method of drilling and casing wells, the surface use and restoration of well locations, the plugging and abandoning of wells, the density of wells (well spacing) within a given area and other matters. The Company believes it is currently in full compliance with all material provisions of such regulations.

     Environmental Regulations

     The Company's activities are subject to numerous federal and state laws and regulations concerning the storage, use and discharge of materials into the environment, the remediation of environmental impacts and other matters relating to environmental protection, all of which may adversely affect the Company's operations and the costs of doing business. There can be no assurance that future legislation or administrative regulations or interpretations will not impose stricter requirements that could have an adverse impact on the operating costs of the Company and the oil and gas industry in general. The Company does not currently believe that it will be required in the near future to expend material amounts due to environmental laws and regulations. A bond is posted with the Environmental Protection Agency as security for the Company's compliance with the environmental requirements administered by that agency respecting the water injection wells in the Company's Montana producing properties.

     Federal and Bureau of Indian Affairs Leases

     A substantial part of the Company's Montana producing properties are operated under oil and gas leases issued by the Bureau of Land Management or by certain Indian nations under the supervision of the Bureau of Indian Affairs. These activities must comply with rules and orders that regulate aspects of the oil and gas industry, including drilling and operating on leased land and the calculation and payment of royalties to the federal government or the governing Indian nation. Operations on Indian lands must also comply with applicable requirements of the governing body of the tribe involved including, in some instances, the employment of tribal members. The Company believes it is currently in full compliance with all material provisions of such regulations.

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

     As of December 31, 1998, the Company had 32 employees, consisting of nine in Salt Lake City, Utah; 20 in the Company's Oilmont, Montana, field office; one in Denver, Colorado; and two in Houston, Texas. None of the Company's employees is represented by a collective bargaining organization and the Company considers its relationship with its employees to be satisfactory. In addition to its employees, the Company regularly engages technical consultants to provide specific geological, geophysical and other professional services.

OPERATIONAL HAZARDS AND INSURANCE

     The Company is engaged in the drilling and production of oil and gas and, as such, its operations are subject to the usual hazards incident to the industry. These hazards include blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations.

     In order to lessen the effects of these hazards, the Company maintains insurance of various types to cover its domestic operations. The Company has $5.0 million of general liability insurance. This insurance, however, does not cover all of the risks involved in oil exploration, drilling and production of oil and, if coverage does exist, may not be sufficient to pay the full amount of such liabilities. The Company may not be insured against all losses or liabilities which may arise from all hazards because such insurance may be unavailable at economic rates, there may be limitations on existing insurance policy coverage and other factors. For example, the Company does not maintain insurance against risks related to violations of environmental laws. The occurrence of a significant adverse event that is not fully covered by insurance could have a materially adverse effect on the Company. Further, the Company cannot assure that it will be able to maintain adequate insurance in the future at rates it considers reasonable.

     The Company maintains general liability coverage for its activities in Poland, but has no material tangible assets in Poland. The Company's seismic and drilling contractors are required to maintain insurance coverage for operations by them on the Baltic Concession or other areas in Poland. There can be no assurance that the Company will be able to obtain insurance coverage for proposed activities if or when it acquires tangible assets in Poland or that any insurance obtained will provide coverage customary in either the industry or in the United States, or be comparable to the insurance now maintained by the Company. The failure or inability to obtain adequate insurance would expose the Company to additional risks.

     A significant portion of the Company's exploration and development activities are subject to periodic interruptions due to weather conditions which may be quite severe in the areas where such activities are conducted. Heavy precipitation may make travel to exploration sites or drilling locations difficult or impossible. Extremely cold temperatures may delay or interrupt drilling, well servicing and production. The foregoing may reduce production volumes or increase production costs and could delay the Company's planned exploration and development activities.

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

"E&P" means exploration and production, a phrase used to describe companies engaged in oil and gas exploration and production activities.

"MBBL" means thousand barrels of oil.

"MMBBL" means million barrels of oil.

"MMCF" means million cubic feet of natural gas.

"MMBOE" means million barrels of oil equivalent.

"PROVED RESERVES" means the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. "Proved reserves" may be developed or undeveloped.

"PV-10 VALUE" means the estimated future net revenue to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%. These amounts are calculated net of estimated production costs and future development costs, using prices and costs in effect as of a certain date, without escalation and without giving effect to non-property related expenses such as general and administrative expense, debt service, future income tax expense or depreciation, depletion and amortization.

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

"TCF" means trillion cubic feet of natural gas.



                        ITEM 2.  DESCRIPTION OF PROPERTY

PRODUCING PROPERTIES

     The Company currently produces oil domestically in Montana and Nevada. Substantially all of its producing properties were purchased from B&B Production Company effective April 1, 1994. The Company is the operator of its oil fields in Cut Bank, Bears Den and Trap Spring. The Company's oil fields in Bacon Flat and Rattler's Butte are operated by other industry partners. At the end of 1997, the Company had no producing activities outside the United States.

CUT BANK FIELD

     Production in the Cut Bank field in northern Montana commenced with the discovery of oil in the 1940s at an average depth of approximately 2,900 feet. The Southwest Cut Bank Sand Unit, which is the core of the Company's interest in the field, was originally formed by the Phillips Petroleum Company in 1963. An initial pilot waterflood program was started in 1964 by Phillips Petroleum Company and eventually encompassed the entire unit with producing wells on 40 and 80 acre spacing. The Company owns an average working interest ranging from 99.5% to 100% in 112 producing oil wells, 38 water injection wells and three water supply wells in the Cut Bank field. Oil production from this field in 1997 averaged 328 Bpd (280 Bpd net). As of December 31, 1997, the Company's interest in the Cut Bank field represented 96.4% of the Company's total PV-10 Value.

BEARS DEN FIELD

     The Bears Den field in northern Montana was discovered in 1929 and has been under waterflood since 1990. Oil is produced at an average depth of approximately 2,430 feet. The Company owns a 48.0% working interest in five producing oil wells, four water injection wells and one water supply well. The field is undergoing an evaluation by the Company to determine the economic viability of additional developmental drilling to enable the Company to realize the full potential of this field.

TRAP SPRING FIELD

     The Trap Spring field in Nye County, Nevada was discovered in 1976 and produces oil from fractured volcanics at an average depth of 3,700 feet. The Company owns working interests ranging from 21.6% to 50.5% in six producing oil wells in the field.
BACON FLAT FIELD

     The first well in the Bacon Flat field, located in Nye County, Nevada, was drilled in 1981 and produced over 300,000 Bbl during its seven-year productive life from a depth of approximately 6,000 feet. The Company owns a 16.9% working interest in a different Bacon Flat well, which was drilled in 1993.

RATTLER'S BUTTE FIELD

     The Rattler's Butte field was discovered in central Montana during 1997. The State #31-8 well was drilled utilizing the Company's FX Drilling Rig #5 to a depth of approximately 5,800 feet. The well currently produces approximately 200 Bpd from the Tyler formation. The Company has a 6.25% working interest in the well.

PRODUCTION AND MARKETING

     The following table sets forth the Company's average net daily oil production, average sales price and average production costs associated with such production during the periods indicated. The Company had no gas production for any of the periods for which information is presented.

                                  YEAR ENDED DECEMBER 31,
                                ---------------------------
                                 1997       1996       1995
                                ------    -------   -------

Average daily net oil
 production (Bbl) ............    346         356      369
Average sales price (per Bbl). $16.16     $ 18.04   $14.67
Average production costs (per
 Bbl) (1) .................... $ 9.82     $  9.44   $ 9.42


(1) Production costs include lifting costs (electricity, fuel, water, disposal, repairs, maintenance, pumper, transportation and similar items) and production taxes. Production costs do not include such items as depreciation and state and federal income taxes. Between late 1994 and early 1996, the Company conducted an infill drilling and enhanced waterflood operation on portions of the Cut Bank property and, therefore, increased the level of maintenance to support such development.

     The Company sells oil at posted field prices to one of several purchasers in each of the areas in which it has productive oil wells. For the years ended December 31, 1995, 1996 and 1997, over 85% of the Company's total oil sales were to CENEX, a regional refiner and marketer. Posted prices are published and are generally competitive among the various purchasers. The crude oil sales contracts are terminable by either party on 30 days' notice. During 1995 and 1996, the Company benefited from increases in the prices at which it was able to sell oil produced in Montana and Nevada, but was adversely affected by subsequent declines in prevailing oil prices during 1997. The Company has no gas production.

     Oil prices increased substantially during 1996 and subsequently declined during 1997. Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors: relatively minor changes in the supply of and demand for oil and gas; market uncertainty; political conditions in international oil producing regions; the extent of domestic production and importation of oil; the level of consumer demand; weather conditions; the competitive position of oil or gas as a source of energy as compared with coal, nuclear energy, hydroelectric power and other energy sources; the availability, proximity and capacity of gathering systems, pipelines and processing facilities; the refining capacity of prospective oil purchasers; the effect of federal and state regulation on the production, transportation and sale of oil; and other factors, all of which are beyond the control or influence of the Company. In addition to its direct impact on the prices at which oil or gas may be sold, adverse changes in the market or regulatory environment would likely have an adverse effect on the Company's ability to obtain funding from lending institutions, industry participants, the sale of additional securities and other sources.

OIL RESERVES

     All of the Company's oil properties containing proved oil reserves are located in Montana and Nevada. All information set forth in this document regarding proved reserves, related future net revenues and PV-10 Value is taken from the report of Larry D. Krause, independent petroleum engineer, Billings, Montana. Mr. Krause's estimates were based upon the review of production history and other geological, economic, ownership and engineering data provided by the Company. In accordance with SEC guidelines, the Company's estimates of future net revenues from the Company's proved reserves and the PV-10 Value are made using a sales price of $13.80, the weighted average oil sales price as of December 31, 1997, the date of such estimate, and are held constant throughout
the life of the properties.   No estimates of reserves have been filed with or
included in any report to any other federal agency during 1997.

                                    DECEMBER 31, 1997
                               -----------------------------
        ESTIMATED                                PV-10 VALUE
     PROVED RESERVES            OIL(BBL)             (1)
---------------------          ------------    -------------

DEVELOPED PRODUCING
  Cut Bank ...........           1,965,730     $   2,961,279
  Other ..............              73,199           364,641
                                ----------     -------------
     Total............           2,038,929         3,325,920

DEVELOPED NON-PRODUCING
  Cut Bank ...........             242,893           724,520
  Other ..............                  --                --
                                ----------     -------------
     Total............             242,893           724,520
                                ----------     -------------

        Total Developed          2,281,822         4,050,440
                                ----------     -------------

UNDEVELOPED
  Cut Bank ...........           2,439,905         9,470,306
  Other ..............              37,760           117,643
                                ----------     -------------
   Total  Undeveloped.           2,477,665         9,587,949
                                ----------     -------------
TOTAL PROVED RESERVES (2)        4,759,487     $  13,638,389
                                ==========     =============


(1) The operating costs, based on information provided by the Company to Larry
    D. Krause, represent actual recurring expenses for each of the properties, held constant for the purposes of the evaluation. See Note 13 to the Company's Consolidated Financial Statements.
(2) The Company's PV-10 Value for total proved reserves, adjusted for future income tax expenses, is $13.6 million, as set forth in Note 13 to the Company's Consolidated Financial Statements.

     The oil reserves assigned to the properties in this evaluation were determined by analyzing current test data, extrapolating historical production data and comparing field data with the production history of similar wells in the area. The current volatility of oil prices provides an element of uncertainty. Prices may vary significantly from the $13.80 per barrel used in the reserve study. (As of February 1998, the Company was receiving approximately $12.60 per Bbl for oil sold.) The reserve estimates contained in the engineering report are based on accepted engineering and evaluation principles. The PV-10 Value does not necessarily represent an estimate of a fair market value for the evaluated properties.

     There are numerous uncertainties inherent in estimating quantities of proved oil reserves. The estimates in this document are based on various assumptions relating to rates of future production, timing and amount of development expenditures, oil prices and the results of planned development work. Actual future production rates and volumes, revenues, taxes, operating expenses, development expenditures and quantities of recoverable oil reserves may vary substantially from those assumed in the estimates. Any significant change in these assumptions, including changes which result from variances between projected and actual results, could materially and adversely affect future reserve estimates. In addition, such reserves may be subject to downward or upward revision based upon production history, results of future development, prevailing oil prices and other factors. In the event the Company's exploration efforts establish the existence of gas reserves, similar uncertainties will exist in estimating quantities of such reserves.

      The PV-10 Value in the Cut Bank field has been reduced by estimated development costs of $6.0 million over two years. This reflects the estimated cost of infill drilling and waterflood operations on four specific areas within the Cut Bank field to increase production rates, flood efficiency and ultimate oil recovery. These efforts include returning eight shut-in wells to producing status, converting 12 shut-in water injection wells to producing oil wells, converting eight areas in the field to inverted five-spot waterflood patterns and drilling six producing wells at various locations to further develop the field. For purposes of the reserve evaluation, it was assumed that the subject work will be performed during 1999 and 2000.

DRILLING ACTIVITIES

     The following table sets forth the wells drilled and completed by the Company during the periods indicated.

                                  YEARS ENDED DECEMBER 31,
                       --------------------------------------------
                             1997           1996            1995
                       ------------- ------------- ----------------
                        GROSS   NET   GROSS   NET    GROSS     NET

DEVELOPMENT WELLS:
 Producing (domestic) ..   --     --     --     --     5.0     5.0
 Non-producing .........   --     --     --     --      --      --
                         ----   ----   ----   ----    ----    ----

 Total .................   --     --     --     --     5.0     5.0
                         ====   ====   ====   ====    ====    ====


EXPLORATORY WELLS:
 Producing (domestic) ..  1.0    0.1     --     --      --      --
 Non-Producing
   Poland ..............  2.0    1.5     --     --      --      --
   Domestic ............  2.0    1.3    1.0    0.7     2.0     1.1
                         ----   ----   ----   ----    ----    ----

 Total .................  5.0    2.9    1.0    0.7     2.0     1.1
                         ====   ====   ====   ====    ====    ====


     The above does not include five water injector wells drilled in 1995 as part of the Cut Bank field infill development program. No gas wells were drilled by the Company during the indicated periods.

WELLS AND ACREAGE

     As of December 31, 1997, the Company had 125 gross and 117 net producing oil wells, all of which are in Montana and Nevada.

     The following table sets forth the Company's gross and net acres of developed and undeveloped oil and gas leases as of December 31, 1997.

                             DEVELOPED ACREAGE        UNDEVELOPED ACREAGE
                            -------------------      ---------------------
                            GROSS         NET        GROSS         NET

DOMESTIC
  North Dakota..........         --         --          16,875      16,875
  Montana...............     10,732     10,418           1,150       1,057
  Nevada................        400        128              37          16
                            -------    -------         -------     -------
     Total..............     11,132     10,546          18,062      17,948
                            -------    -------         -------     -------

POLAND CONCESSIONS
  Baltic................         --         --       2,122,168   2,122,168
  Lublin  (1) ..........         --         --       5,036,471   2,518,236
  Western Carpathian (1)
    (2) ................         --         --       1,420,028     710,014
  Pomeranian (3)........         --         --       2,275,053   2,275,053
                            -------    -------      ----------   ---------
    Total...............         --         --      10,853,720   7,625,471
                            -------    -------      ----------   ---------
      TOTAL.............     11,132     10,546      10,871,782   7,643,419
                            =======    =======      ==========   =========

(1) Gives effect to 50% beneficial ownership of Apache in the Lublin and Western Carpathian Concessions under the Company's joint exploration arrangements with Apache. Does not give effect to options on POGC Concessions containing approximately 0.6 million acres in the Lublin Concession and 2.1 million acres in the Western Carpathian Concession. See "Item 1. Description of Business: Exploration and Development activities in Poland--Lublin Interests" and "Item 1. Description of Business: Exploration and Development activities in Poland--Carpathian Interests."
(2) During 1998, the Company applied for an additional 1.7 million acre Concession in the Carpathian region which lies within the AMI between the Company and Apache. See "Item 1. Description of Business: Exploration and Development activities in Poland- Carpathian Interests."
(3) The Company granted Apache an option to participate in exploring the Pomeranian Concession. Apache must make an election to participate within six months of receiving existing seismic data for review, but no later than December 31, 1998. Should Apache elect to participate, it may earn a 50% interest in the Concession.

NON-PRODUCING PROPERTIES

INTERNATIONAL - POLAND

     General

     In 1994, Poland adopted the Geological and Mining Law which outlined the process for energy companies to obtain domestic exploration and exploitation rights. All of the Company's rights in Poland have been awarded pursuant to this law.

     Under the Geological and Mining Law, the Ministry of Environmental Protection, Natural Resources and Forestry of the State Treasury (the "Concession Authority") enters into mining usufruct agreements that grant the holder the exclusive right to explore for and exploit the designated minerals for a specified period under prescribed terms and conditions. The holder of the mining usufruct must then acquire a Concession license to obtain surface access to the exploration area by making further application to the Concession Authority and providing the opportunity for comment by local governmental authorities. When used in this document, unless the context otherwise requires, the term "Concession" generally refers to rights held under both a mining usufruct and a concession license.

     If a commercially viable discovery is made in a Concession area, the Concession holder is required to obtain an exploitation license for a specified term. The granting of an exploitation license requires the consent of the local government units having jurisdiction over the production area. Negotiations with national and local government officials of Poland regarding certain of the terms and conditions of the required exploitation licenses could result in increased costs and delays. On receiving an exploitation license, the holder is obligated to pay a one-time fee then negotiated within an already agreed range based on the market value of the estimated recoverable reserves in place and will thereafter be obligated to pay a royalty with respect to any actual production. Additionally, the granting of an exploitation license requires the holder to comply with certain environmental regulations and may require the preparation of an environmental impact statement.

     Oil and Gas Concessions

     The Concession Authority has granted the Company oil and gas exploration rights in the Lublin, Western Carpathian, Pomeranian and Baltic Concessions. The agreements divide these areas into blocks, generally containing approximately 250,000 acres each. The Company has received Concession licenses required for surface access to the Baltic Concession and to sixteen of the twenty four blocks contained in the Lublin Concession and has applied for such Concession licenses respecting its other usufruct areas. Although no assurance can be given as to whether or when the required Concession licenses will be granted, the Company expects that all of such licenses will be granted during 1998 and does not expect that this process will cause delays that will materially impair proposed exploration of specific prospects. To date, the Company believes that it has satisfied all material Concession terms.

     Each of the oil and gas usufructs divides the Company's exploration rights into successive exploration phases expiring in three and six years, respectively, after the grant of the last concession agreements covered by the applicable usufruct. The Company must make certain expenditures, complete seismic work and drill a required number of wells during the two exploration phases, all as set forth in the applicable usufructs, in order to retain its interests. If all of the Concession licenses are granted, the Company will be required to pay an aggregate of approximately $1.4 million in usufruct and other fees during the first exploration phase of the usufructs through the year 2001, of which $175,000 has previously been paid and of which Apache has committed to pay $892,500. Additionally, the Company will be required to pay annual training fees aggregating approximately $145,000 during each year of the six-year exploration term, assuming all of the Concession licenses are granted, of which Apache is obligated to pay approximately $95,000 each year through 2000. The Company's drilling and other work requirements under the usufructs are set forth below:

                                                        First       Second
                   No. of            Last     Required  Exploration Exploration
                   Blocks Usufruct Concession Seismic   Phase       Phase
Concession Name     (1)    Date     Date      Work      Drilling    Drilling (2)

BALTIC               11   8/22/95   3/7/96    None      One well(3) One well (4)

LUBLIN (5)
  West                8  12/20/96   8/8/97    500 km    One well    One well per
                                                                      block
  Middle              7   7/18/97   Note (6)  500 km    Two wells   One well per
                                                                      block
  Block 298            1  7/18/97   Note (6)  150 km    One well    Two wells
                                                                      block
  East  (6)           11  7/18/97   3/4/98    500 km    Two wells   One well per
                                                                      block

WESTERN CARPATHIAN(7) 12 10/14/97  Note (6)   350 km    One well    Two wells

POMERANIAN            10  0/30/97  Note (6)  600 km     One well    Two wells


(1) The Baltic Concession includes one block that is approximately half the size of the other blocks. The Lublin East Concession includes three extra partial blocks adjacent to the border of Poland and the Ukraine.
(2) The Company may terminate its drilling commitments in a block or area by relinquishing such block or the entire area at the end of the first 3-year
     phase.   The Company must relinquish 50% of the acreage at the end of the first three-year exploration phase of the Baltic Concession.
(3) The Company has satisfied the first exploratory drilling phase of the Baltic Concession.
(4) Unless it is determined that the Company has fulfilled this requirement, the Company must notify the Concession Authority of its selected drill site by Sept 6, 1999, and begin drilling by March 6, 2000.
(5) Under the Company's agreement with Apache, it is committed to fulfill the Company's concession obligation, including the seismic work and drilling requirement of six wells during the first exploration phase plus drill an additional seventh well in the Lublin Concession. POGC has the right to earn from a 25% to a 40% interest in the Lublin Concession. See "Item 1. Description of Business: Exploration and Development Activities in Poland-- Lublin Interests."
(6) The Company has applied for concession licenses in each of these areas. Although no assurance can be given as to whether or when the required concession licenses will be granted, the Company expects that all Concessions will be granted during 1998.
(7) Under the Company's agreement with Apache, it is committed to fulfill the Company's concession obligation, including the seismic work and drilling requirement of three wells during the first exploration phase in order to earn a 50% interest in the Western Carpathian Concession. See "Item 1. Description of Business: Exploration and Development Activities in Poland-- Carpathian Interests."

     Oil and Gas Exploitation Licenses

     If a commercially viable discovery of oil were made in any of its Concessions, the Company would be required to apply for an exploitation license, as provided by the usufructs, with a term of 30 years and thereafter for the productive life of the property. At this point, the Company would become obligated to pay a fee, to be negotiated within the range of 0.01% to 0.5% of the market value of the estimated recoverable reserves in place, payable in five equal annual installments. The Company would also be required to pay a royalty on any production, the amount of which will be set by the Concession Authority, within a range established on the base royalty rate for the mineral being extracted. The base royalty rate for oil and gas is currently 6%, but could be increased unilaterally up to 10% (the current statutory maximum base royalty rate) by the Council of Ministers. The Concession Authority can set the royalty rate for any particular commercial production in a range between 50% and 150% of the base royalty rate, depending on the economic viability of such operation, but not to exceed the statutory maximum rate. Therefore, with the current base rate of 6% for oil and gas, the Concession Authority could establish the royalty rate between 3% and 9%. The royalty rate may vary for different producing fields and may be changed from time to time during the productive life of a field. Local governments in such areas will receive 60% of any royalties paid on production. The Company could be subject to significant delays in obtaining the consents of local authorities or satisfying other governmental requirements prior to obtaining an exploitation license.

     According to terms of the agreements between the Company and Apache, all usufruct costs, Concession costs, seismic work commitment and well drilling commitments for the Lublin Concession and the Western Carpathian Concession will be paid by Apache during the first three year exploration period. Additionally, should Apache exercise its option to earn an interest in the Pomeranian Concession, Apache will be required to pay for all usufruct costs, concession costs, seismic work commitment and well drilling commitments in the Pomeranian Concession. See "Item 1. Description of Business."

     Gold Concessions

     The Concession Authority has entered into mining usufruct agreements to explore for gold on seven exploration blocks in the Sudety Concession. The Company has obtained Concession licenses on three of the blocks ("Original 3 Blocks") and expects to complete the Concession licenses for the other four blocks ("Additional 4 Blocks") in 1998.

     The Company's exploration rights to the Original 3 Blocks expire July 2000, but are subject to an extension for three additional years. Under the usufruct terms for the Original 3 Blocks, the Company is required to make cash payments totaling $55,000 during the first year, complete a regional study, pay annual Concession fees of $15,000 and spend a minimum of $800,000 exploring the Original 3 Blocks over four years. The Company's exploration rights for the Additional 4 Blocks expire six years after the grant of Concession licenses for such blocks. Under the usufruct terms for the Additional 4 Blocks, the Company is required to make cash payments of $30,000 during the first year, pay annual Concession fees of $30,000 and spend a minimum of $640,000 exploring the
Additional 4 Blocks over six years.   The Company entered into an agreement with
Homestake on December 30, 1997, in which Homestake agreed to cover all of the Company's costs relating to the Sudety Concession in order to earn an interest in the Sudety Concession. See "Item 1. Description of Business--Sudety Concession."

DOMESTIC NON-PRODUCING PROPERTY

     During 1996 and 1997, the Company acquired 16,875 acres of undeveloped oil and gas leases in the Williston Basin area of North Dakota. The Williston Basin area has established oil and gas production from numerous zones, including the Mississippian, Devonian, Silurian and Ordovician reservoirs with recoveries of
one MMBOE or more per well common.   The Company has established several leads
over its acreage and intends to pursue a strategic alliance with an industry partner to jointly explore the acreage.

TITLE TO PROPERTIES

     The Company holds property interests in the western United States associated with its production and exploration activities and in Poland associated with its various exploration rights and Concessions.

     Nearly all of the Company's domestic working interests are held under leases from third parties. It is the Company's policy to obtain a title opinion concerning such properties prior to the commencement of drilling operations.
The Company has obtained such title opinions or other third party review on nearly all of its producing properties and is of the opinion that it has satisfactory title to all such properties sufficient to meet standards generally accepted in the oil and gas industry. The Company's properties are subject to common burdens, including customary royalty interests and liens for current taxes, but the Company has concluded that such burdens do not materially interfere with the use of such properties. Further, the Company believes that the economic effects of such burdens have been appropriately reflected in the Company's acquisition costs of such properties. Title investigation before the acquisition of undeveloped properties is less thorough than that conducted prior to drilling, as is standard practice in the industry. A title opinion is typically obtained prior to the commencement of drilling exploratory wells.

     With respect to its exploration rights and property interests in Poland, the Company relies on sovereign ownership of such mineral rights by the Polish government and has not conducted and does not plan to conduct any independent title examination. The Company has obtained final documentation with the advice of Polish legal counsel to comply with Polish laws.

OFFICES AND FACILITIES

      The Company's executive offices, approximately 3,010 square feet of office space located at 3006 Highland Drive, Salt Lake City, Utah, are rented at $2,960 per month under a month to month agreement. The Company owns a 16,160 square foot office building located at the corner of Central and Main in Oilmont, Montana. The Company utilizes 4,800 square feet for its field office and rents the remaining space to unrelated third parties for $880 per month. The Company rents approximately 500 square feet of office space for $500 per month in Warsaw, Poland at Staroscinska 5, 03-994 Warszawa-Centrum for its Polish activities.

                           ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by the Company or, to the best of its knowledge, against it.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1997, to a vote of the Company's security holders.

                                    PART II


                     ITEM 5.  MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Effective August 1, 1996, the Common Stock began to be quoted on the Nasdaq National Market under the symbol "FXEN." Between June 7 and August 1, 1996, the Common Stock was quoted on the Nasdaq Small Cap Market under the symbol "FXEN."

     The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock as quoted on Nasdaq under the symbol "FXEN" commencing June 7, 1996, and the high and low bid quotation for the Common Stock as quoted on the OTC Electronic Bulletin Board under the symbol "FOEX" through June 6, 1996, based on inter-dealer bid quotations, without markup, markdown, commissions, or adjustments:

                                             LOW          HIGH
                                           ------       -------
1996
   First Quarter....................       $ 2.00        $ 3.91
   Second Quarter...................         2.63          9.63
   Third Quarter....................         5.70          9.75
   Fourth Quarter...................         8.25         10.38

1997
   First Quarter....................       $ 9.00        $13.25
   Second Quarter...................         5.50         12.13
   Third Quarter....................         5.50          9.50
   Fourth Quarter...................         5.75          8.00

     On March 16, 1998, the closing sales price for the Common Stock on the Nasdaq National Market was $9.00 per share.

     The market price for the Common Stock has been volatile in the past and could fluctuate significantly in response to the results of specific exploration drilling tests, variations in quarterly operating results and changes in recommendations by securities analysts. In addition, the securities markets regularly experience significant price and volume fluctuations that are often unrelated or disproportionate to the results of operations of particular
companies.   These broad fluctuations may adversely affect the market price of the Common Stock.

DIVIDEND POLICY

      The Company has never paid cash dividends on the Common Stock and does not anticipate that it will pay dividends in the foreseeable future. The Company intends to reinvest any future earnings to further expand its business.

SHAREHOLDERS

     The Company estimates that as of March 16, 1998, it had approximately 4,200 stockholders.

UNREGISTERED SALES OF COMMON STOCK

      During 1997, the year covered by this report, the Company sold securities without registration under the Securities Act of 1933 (the "Securities Act") in the following transactions:

  1. During the year ended December 31, 1997, individuals exercised outstanding warrants to purchase an aggregate of 81,000 shares of the Company's Common Stock at a weighted average price of $1.48 per share and options to purchase 78,334 shares of the Company's Common Stock at a weighted average price of $1.70 per share.

  2. During the year ended December 31, 1997, the Company issued for services provided, 10,000 shares of the Company's Common Stock to a citizen of Poland.

     The securities issued in the transactions described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in S 4(2) thereof.


                ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS


SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of the Company for each of the past five years including the period ended December 31, 1997, are derived from the audited financial statements and notes thereto of the Company, certain of which are included herein. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere herein.

                                             YEARS ENDED DECEMBER 31,
                                   -------------------------------------------
                                   1997     1996      1995      1994      1993
                                   ----     ----      ----      ----      ----
STATEMENT OF OPERATIONS DATA:     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 Revenues:
  Oil sales                       $2,040    $2,346   $1,981    $1,692    $   --
  Drilling revenue                   496        75      111       224        --
  Gain on sale of property
  interests                          272        --       75        --       276
                                  ------    ------   ------    ------    ------
  Total revenues:                  2,808     2,421    2,167     1,916       276
                                  ------    ------   ------    ------    ------

OPERATING COSTS AND EXPENSES:
 Lease operating costs (1)         1,239     1,225    1,272       680         7
 Exploration costs (2)             5,162     2,426      747       651       654
 Depreciation, depletion and
 amortization                        635       558      503       422         3
 General and administrative        2,566     1,715    1,466       816       353
 Leasehold impairments               152     1,290      115        --        --
 Drilling costs                      329       154      141       178        --
                                  ------    ------   ------    ------    ------
  Total operating costs and
   expenses
                                  10,083     7,368    4,244     2,747     1,017
                                  ------    ------   ------    ------    ------

Operating loss                    (7,275)   (4,947)  (2,077)     (831)     (741)
Interest and other income            662       370       98        53        39
Interest expense                     (83)     (333)    (448)     (214)       (2)
Minority interest: Non-cash
 dividends (3)
                                      --        --      (93)       --        --
                                  ------    ------   ------    ------    ------

Net loss before income taxes      (6,696)   (4,910)  (2,520)     (992)     (704)
Benefit from (provision for)
income taxes                          --        --       --        --         9
                                  ------    ------   ------    ------    ------
Net loss before extraordinary
gain                              (6,696)   (4,910)  (2,520)     (992)     (695)
Extraordinary gain                 3,076        --       --        --        --
                                  ------    ------   ------    ------    ------

Net loss                         $(3,620)  $(4,910) $(2,520)  $  (992)  $  (695)
                                 =======    ======   ======    ======    ======


Basic and diluted net loss per
common share                       $(.29) $ (0.49)   $(0.47)   $(0.44)   $(0.40)
Weighted average shares
outstanding                       12,597    10,018    5,389     2,229     1,750

CASH FLOW STATEMENT DATA:
Net cash used in operating
activities                      $ (5,881) $ (3,651)$ (1,030)   $ (322)   $ (569)
Net cash provided by (used in)
 investing activities                218    (7,005)  (1,489)   (4,432)      (22)
Net cash provided by financing
activities                         1,829    18,259    2,974     4,587     1,046

BALANCE SHEET DATA:
Working capital (deficit)        $ 8,494   $13,840  $  (278)   $ (272)   $  283
Total assets                      18,555    22,994   10,039     8,436     1,317
Long-term debt                        --     1,500    3,359     4,091        --
Redeemable FX Producing
preferred stock                       --        --       --       550        --
Stockholders' equity              17,612    20,908    5,224     1,280       910


(1)  Includes lease operating costs and production taxes.
(2)  Includes dry hole and geophysical and geological costs.
(3)  Non-cash dividend on FX Producing convertible preferred stock.


MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL
     The Company explores for oil and gas in Poland and the western United States, produces oil currently from fields in Montana and Nevada, and has a drilling and well servicing company in Montana. During 1997, the Company expanded its international undeveloped acreage base by adding approximately 6.8 million gross acres of oil and gas exploration rights and approximately 166,000 gross acres of gold exploration rights in Poland. Domestically, the Company added 16,875 net acres of undeveloped oil and gas leases in the Williston Basin area in North Dakota.

     From its organization in January 1989 to the first quarter of 1994, the Company generated revenue principally from the sale of oil and gas prospects in the western United States and management fees from domestic exploration groups formed by the Company. During this period, the Company reported substantial operating losses.

     In the second quarter of 1994, the Company purchased certain producing oil properties in Montana and Nevada, well servicing equipment and a small drilling rig. The Company then realized increased operating revenues but continued to report operating losses.

     Since 1995, when the Company acquired exploration rights to the Baltic Concession in Poland, the Company has focused an increasing amount of resources and activities towards oil and gas exploration in Poland. By the end of 1997, the Company had acquired oil and gas exploration rights to four separate Concessions covering approximately 10.9 million gross acres in Poland, by far the largest acreage position held by a foreign company in Poland. The Company minimized its financial exposure in Poland by forming strategic alliances with several industry partners such as Apache Corporation, Polish Oil and Gas Company, Homestake Mining Company and RWE-DEA.

     The Company realized net proceeds of $17.6 million from the sale of 3,450,000 shares of common stock in the third quarter of 1996. The proceeds from the stock offering were used to pay off long term debt of $3.7 million and to fund the Company's exploration activities for the remainder of 1996 and the entire year of 1997. At the end of 1997, the Company had $8.4 million in cash and marketable debt securities and no outstanding long-term debt.

     Since its inception in 1989 through 1997, the Company has incurred cumulative net losses of $12.6 million and could continue to possibly incur losses due to its ongoing exploration activities. The Company incurred net losses of $3.6 million, $4.9 million and $2.5 million for the years ended 1997, 1996 and 1995, respectively. The Company might incur net losses during 1998 and beyond, depending on results from its exploration activities in Poland and the western United States.

RESULTS OF OPERATIONS

     Revenues

     Oil sales of $2,040,000 for 1997 decreased 13.04% as compared to $2,346,000 for 1996. The decrease was primarily the result of a lower average oil price during 1997 of $16.16 per bbl, 10.42% lower than the 1996 average oil price of
$18.04.   In 1997, 126,271 bbls of oil were produced, 2.88% below the 1996 production amount of 130,018 bbls. Oil sales of $2,346,000 for 1996 increased 18.42% as compared to $1,981,000 for 1995. The increase was primarily the result of a higher average oil price during 1996 of $18.04 per bbl, 22.97% higher than the 1995 average oil price of $14.67. In 1996, 130,018 bbls of oil were produced, representing a 3.70% decline from the 1995 production amount of 135,008 bbls. The slight decrease in production during 1997 and 1996 is attributable primarily to natural production declines by the Company's producing properties.

     Drilling revenues were $496,000 in 1997, an increase of $421,000 over the 1996 amount of $75,000. Two wells were drilled by the Company in central Montana utilizing FX Drilling Rig #5 during 1997, resulting in revenues of $424,000 from the Murray #12-30 and $72,000 from the State #31-8 respectively. In addition to the drilling revenues received, the Company had a 27.69% working interest in the Murray #12-30, a dry hole and a 6.25% working interest in the State #31-8, an oil discovery. A net operating profit from drilling operations of $167,000 was realized during 1997, consisting of $220,000 from drilling both wells, less $53,000 in downtime costs. The drilling net profit helped offset the combined working interest well cost of $242,000 the Company incurred in both wells. Only one well was drilled during each year in 1996 and 1995, resulting in revenues of $75,000 and $111,000 respectively. Revenues from drilling will continue to vary substantially from year to year, depending on the number of wells drilled.

     Gain on the sale of interest in properties was $272,000 during 1997, as compared to no gain on the sale of interest in properties during 1996. During 1997, the Company received $450,000 from Apache in initial cash consideration relating to its participation in the Lublin Concession which was offset by $344,000 in associated costs and also paid the Company $95,000 to purchase Lubex Petroleum Company, the Company's wholly owned Polish exploration subsidiary which operates the Lublin Concession, in exchange for Polish tax loss deductions approximating the same amount. Homestake agreed to pay the Company $212,000 in initial cash consideration relating to its participation in the Sudety Concession on December 30, 1997, which was offset by $141,000 of associated costs during 1997. The Company received $212,000 from Homestake in January 1998. During 1995, the Company sold one prospect for $75,000.

     Operating Costs and Expenses

     Lease operating costs were $1,094,000, or $8.66 per bbl for 1997, a slight increase over the 1996 amount of $1,059,000, or $8.15 per bbl, due primarily to increased maintenance costs. The Company performed primarily routine maintenance on its producing properties in 1997 and 1996. Lease operating costs increased $59,000, or $.74 per bbl in 1996 as compared to the 1995 amount of $1,000,000, or $7.41 per bbl. Costs during 1995 were lower as compared to 1996, primarily due to the Company drilling five wells in its Cut Bank in-fill drilling program in northern Montana, which shifted costs of certain regular employees from production to drilling activities.

     Production taxes were $145,000 in 1997, a decrease of 12.7% below the 1996 amount of $166,000. The decrease was directly associated with a 10.4% decrease in the 1997 average oil price of $16.16 per bbl versus the 1996 average oil price of $18.04. Production taxes were $105,000 lower in 1996 as compared to the 1995 amount of $271,000 due to the substantial reduction of production tax rates applicable to the Company's Cut Bank field by taxing authorities during 1995.

     Geological and geophysical costs ("G&G") were $1,684,000 in 1997, a decrease of $587,000 below the 1996 amount of $2,271,000. As a result of Apache's participation in the Lublin Concession effective April 16, 1997, G&G costs relating to the Lublin Concession were paid by Apache for most of 1997. The Company completed a seismic survey on Wola, a POGC Concession in the Western Carpathian area, costing $210,000 during 1997 and a seismic survey costing approximately $1,100,000 in the Baltic Concession during 1996. G&G costs were $1,603,000 higher in 1996 as compared to the 1995 amount of $668,000. The Company obtained its first Polish Concession, the Baltic Concession, in August 1995, but did not complete any seismic surveys in Poland during 1995. As of the end of 1997, the Company had four oil and gas Concessions and one gold Concession in Poland.

     Dry hole costs were $3,478,000 in 1997, an increase of $3,323,000 over the 1996 amount of $155,000. The Company drilled two dry holes on the Baltic
Concession during 1997.   The Orneta #1, the first exploratory oil well drilled
by a western company in Poland, was drilled in the first quarter of 1997 at a cost of $1,834,000. The Gladysze #1-A, the second well drilled on the Baltic Concession, was drilled in the third quarter of 1997 at a cost of $1,262,000. Domestically, the Company drilled two dry holes during 1997, the Murray #12-30 in Central Montana at a cost of $222,000 and the Mega Springs Federal #7 in Nevada at a cost of $160,000. The Company drilled one dry hole in 1996 costing $155,000 and two dry holes in 1995 costing $79,000, all of which were in Nevada.

     Leasehold impairments were $152,000 in 1997, a decrease of $1,138,000 over
the 1996 amount of $1,290,000.   During 1997, the Company wrote off  $45,000
relating to its Devil's Basin prospect in Central Montana where the Murray #12-30 was drilled, $78,000 relating to its Mega Springs Prospect in Nevada where the Mega Springs Federal #7 was drilled and $29,000 relating to its Horse Trap
prospect in Wyoming where the Company does not plan to drill at all.   In 1996,
the Company wrote off its Lake Valley prospect in Nevada at a cost of $1,290,000 and its Hamlin Valley prospect in Nevada during 1995 at a cost of $115,000. Leasehold impairments will vary from period to period based on the Company's determination that capitalized costs of unproved properties, on a property by property basis, are not realizable.

     Depreciation, depletion and amortization expense ("DD&A") was $635,000 in 1997, a $77,000 increase over the 1996 amount of $558,000, due principally to additional assets purchased during 1997. The Company spent $155,000 upgrading its office equipment and software and $210,000 upgrading its well servicing and drilling equipment during 1997. Depletion expense for 1997 was essentially the same as 1996 due to approximately equal production volumes. DD&A was $55,000 higher in 1996 as compared to the 1995 amount of $503,000. The increase in 1996 as compared to 1995 was due principally to the inclusion of capital costs associated with the Company's Cut Bank field infill drilling program, begun in 1995, for the entire year of 1996.

     General and administrative expenses ("G&A") were $2,566,000 for 1997, an
increase of $851,000 over the 1996 amount of $1,715,000.    The Company incurred
substantially more G&A costs associated with its expanded Polish activities during 1997, principally as a result of forming three new exploration subsidiaries, Karpaty Petroleum Company, Lubex Petroleum Company, and Sudety Mining Company in Poland during 1997, and generally expanding its activities. G&A was $249,000 higher in 1996 as compared to the 1995 amount of $1,466,000. The Company incurred G&A associated with its Baltic Concession in Poland for the entire year in 1996 as compared to approximately six months in 1995.

     Interest and other income was $662,000 for 1997, an increase of $292,000 over the 1996 amount of $370,000. The Company received net proceeds of $17.6 million from a public stock offering in the third quarter of 1996, which resulted in substantially higher cash balances for the remainder of 1996 and all of 1997. During 1997, the Company earned $616,000 on its cash and marketable debt securities, as compared to $333,000 during 1996. Interest and other income was $271,000 higher in 1996 as compared to $99,000 in 1995, due principally to interest earned on substantially higher average cash balances in 1996 versus 1995.

     Interest expense was $83,000 for 1997, a decrease of $250,000 below the
1996 amount of $333,000.   The decrease is primarily due to a lower average
outstanding amount of long-term debt in 1997. The Company's long-term debt of $3,702,000 was paid off in August 1996 using net proceeds from a public stock offering. The Company had long-term debt associated with RWE-DEA of $1,500,000 as of December 31, 1996 and received $1,576,000 in additional funding from RWE-DEA during the first six months of 1997. However, upon RWE-DEA's election not to participate in the second Baltic Concession well to earn its Concession rights on June 30, 1997, the Company eliminated its long-term debt associated with RWE-DEA and recognized an extraordinary gain of $3,076,000. Interest expense was $115,000 lower in 1996 as compared to the 1995 amount of $448,000 due primarily to the Company paying off its long-term bank debt in August 1996 which was outstanding for all of 1995.

     Preferred stock of the Company's oil producing subsidiary required payment of cumulative dividends on preferred stock of such subsidiary in 1995. All of the outstanding preferred stock of such subsidiary had been converted into common stock of the Company as of December 31, 1995.

     Income Taxes

     The Company incurred net operating losses in 1997, 1996 and 1995 which can be carried forward to offset future taxable income. Statement of Financial Accounting Standards (SFAS) No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of the Company's oil and gas producing activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided. Accordingly, the Company did not recognize any tax benefit in its consolidated statement of operations for the years ended December 31, 1997, 1996 and 1995.

     Net Loss

     The Company incurred net losses of $3,620,000, $4,910,000 and $2,520,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The net loss in 1997 was due principally to G&G costs of $1,684,000, dry hole cost of $1,262,000 associated with the Gladysze #1-A, which was drilled without an outside partner, and leasehold impairments of $152,000, all of which resulted in expenditures without any substantial offsetting revenues. In 1996, G&G costs and lease impairments were $2,271,000 and $1,290,000, respectively, as compared to the 1995 amount of $668,000 and $115,000, respectively, resulting in a combined increased cost of $2,778,000 in 1996 as compared to 1995. The Company incurred a net loss of $4,910,000, primarily a result of increased G&G costs and leasehold impairments in 1996, as compared to a net loss of $2,520,000 in 1995.

CAPITALIZED COSTS FOR UNPROVED OIL AND GAS PROPERTIES

     The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, the cost of drilling the well is expensed. The costs of development wells are capitalized, whether productive or nonproductive. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property by property basis, are considered not to be realizable. Should future events indicate that such an impairment has occurred, the impact on the relevant period of results of operations could be significant. As a result of the foregoing, the results of operations of the Company for any particular period may not be indicative of the results that could be expected in the future.


LUBLIN CONCESSION AGREEMENT WITH APACHE

     Apache and the Company finalized a strategic alliance agreement on August 1, 1997 to jointly explore for oil and gas on the Company's Lublin Concession with Apache as operator. The agreement covers approximately 5.0 million acres in the twenty-four exploration blocks, including eight blocks the Company acquired in 1996 ("Original 8 Blocks") and sixteen blocks the Company acquired in 1997 ("Additional 16 Blocks"). In order to earn a fifty percent interest in the Lublin Concession, Apache paid the Company $450,000 and agreed to pay the cost of drilling seven wells (a minimum of two wells per six months must be commenced beginning in June 1998), the cost of shooting approximately 1,650 kilometers of 2D seismic, all Concession costs, all usufruct costs and all in-Poland general and administrative costs during the first three years of the Lublin Concession's six-year exploration term.

LUBLIN AREA OPTION AGREEMENT WITH APACHE, POGC AND THE COMPANY

     POGC was granted an option to participate in the Lublin Concession by Apache and the Company during 1997. Under terms of the agreement, POGC may earn up to a twenty-five percent interest in the Original 8 Blocks by paying its pro-rata share of costs, on a block by block basis, of the initial exploratory well on each block. Should POGC make such an election on any of the Original 8 Blocks, only the Company's interest would be reduced and Apache will pay the Company $40,000 for each percentage point reduction in the Company's interest as a result of POGC's election. POGC may earn up to one-third interest in the Additional 16 Blocks, except for Block 298, in which it may earn a 40% interest, on a block by block basis, by paying its pro-rata share of costs of the initial exploratory well on each block. If POGC makes such an election in the Additional 16 Blocks, Apache's and the Company's interest would be reduced proportionately. POGC must make their election prior to the commencement of the drilling of the initial exploratory well on each block. POGC also granted the Company and Apache an option to participate in exploration on POGC Concessions containing approximately 0.6 million acres within the Lublin Basin, in which all parties would have a one-third interest.

SUDETY CONCESSION AGREEMENT WITH HOMESTAKE

      Homestake and the Company entered into a strategic alliance on December 30, 1997 to jointly explore for gold on the Company's Sudety Concession with
Homestake as operator.   Under terms of the agreement, Homestake paid the
Company $212,000 and agreed to fund all Concession costs, usufruct costs and future exploration costs, including spending a minimum of $1,100,000 during 1998 and 1999 exploring the Sudety Concession or pay the Company the difference if it spends less than $1,100,000. Should Homestake propose to construct a mine, the Company may elect (on a mine by mine basis) to convert its interest into a six percent net smelter return royalty or a seven and one half percent net proceeds interest, both at no cost to the Company, or into a twenty-five percent working interest by paying back costs according to a predetermined formula.

BALTIC CONCESSION AGREEMENT WITH RWE-DEA

      RWE-DEA and the Company agreed to a strategic alliance to jointly explore for oil and gas on the Company's Baltic Concession in May 1996. RWE-DEA was entitled to earn a fifty percent interest in the Baltic Concession by paying the Company $250,000 in cash, $1,100,000 for a seismic survey, the first $1,000,000 of the initial exploratory well's cost, and fifty percent of the cost of the second exploratory well on the Baltic Concession with the Company as operator.

     Formal approval by the Polish government was required to effect the fifty-fifty ownership between the Company and RWE-DEA in the Baltic Concession. Prior to the Polish government's approval in June 1997, the Company recorded all funds received from RWE-DEA as a long term notes payable. Through June 30, 1997, RWE-DEA advanced the Company $3,076,000 to fund its agreed upon share of costs incurred in the Baltic Concession. On June 30, 1997, RWE-DEA elected to not fund its fifty percent share of the second exploratory well. As a result, RWE-DEA forfeited its right to earn a fifty percent interest in the Baltic Concession. The Company was not obligated to repay any of the advances it had received from RWE-DEA. As a result, the Company eliminated its long term notes payable associated with RWE-DEA and recognized an extraordinary gain of $3,076,000.

     During 1997, the Company drilled the Orneta #1 and the Gladysze #1-A wells in the Baltic Concession at a cost of $1,834,000 and $1,262,000, respectively, both of which were dry holes. The Orneta #1 was drilled with RWE-DEA as a partner and the Gladysze #1-A was drilled without an industry partner. Future exploration efforts in the Baltic Concession may depend on whether or not the Company is able to execute a strategic alliance with an industry partner.

WESTERN CARPATHIAN CONCESSION

     On October 14, 1997, the Company was awarded exclusive oil and gas exploration rights on approximately 1.4 million acres located in the western region of the Carpathian mountains by the Polish government. Under terms of the agreement, the Company is obligated to pay approximately $205,000 in Concession costs and other fees, shoot 350 kilometers of 2D seismic, drill one well during the first three years and drill two wells during the second three years of a six year exploration term.

     On February 27, 1998, Apache signed an agreement with the Company, whereby Apache may earn a 50% interest in the Western Carpathian Concession. According to terms of the agreement, Apache paid the Company $500,000 in initial cash consideration and agreed to fund all Concession costs and other fees during the first three year exploration period, pay for the cost of acquiring 350 kilometers of 2D seismic and the cost of drilling three exploratory wells. Apache will be the operator of the Western Carpathian Concession.

POMERANIAN CONCESSION

     On October 30, 1997, the Company was awarded exclusive oil and gas exploration rights on approximately 2.3 million acres located in northwest Poland by the Polish government. Under terms of the agreement, the Company is obligated to pay approximately $375,000 in Concession costs and other fees, shoot 600 kilometers of 2D seismic, drill one well during the first three years and drill two wells during the second three years of a six year exploration term.
     On February 27, 1998, the Company signed an option agreement with Apache, granting it the right to earn a 50% interest in the Company's Pomeranian Concession. Apache agreed to reprocess approximately 1,000 kilometers of existing seismic data in the Pomeranian Concession. Within six months of receiving the seismic data, but no later than December 31, 1998, Apache must make an election to participate or not participate in exploring the Pomeranian Concession with the Company. If Apache elects to participate in the Pomeranian Concession, it will be the operator and will be required to pay all concession costs and other fees, the costs of acquiring 600 kilometers of additional 2D seismic and the cost of drilling one exploratory well during the first three year exploration period.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has relied primarily on proceeds from the sale of equity securities to fund its operating and investing activities. During 1997, 1996 and 1995, the Company received net proceeds from the sale of securities of it and its subsidiaries, net of redemptions, of $253,000, $20,400,000 and $3,711,000, respectively. The Company also benefits from funds provided by other participants in drilling groups formed by it to undertake specific drilling or other exploration activities.

     Operating Activities

     The Company used net cash of $5,881,000 to fund its operating activities during 1997, a $2,230,000 increase over the 1996 amount of $3,651,000. During 1997, a major portion of the Company's net cash used in operating activities resulted from $5,314,000 in exploration costs which was comprised of $1,684,000 in G&G costs, $3,478,000 in dry hole costs and $152,000 in leasehold impairments. The net cash used in operating activities during 1996 was $2,621,000 higher than the 1995 amount of $1,030,000. During 1996 and 1995, the
Company utilized its net cash used in operating activities to fund additional exploration and G&A costs related to its expanding activities in Poland.

     Investing Activities

     The Company received net cash of $218,000 from its investing activities during 1997, an increase of $7,223,000 over the 1996 amount of $7,005,000 used in investing activities. During 1997, the Company spent a net amount of $1,531,000 on asset additions, which were partially offset by the net amount of $1,536,000 the Company received relating to investing in marketable debt securities. During 1996, the Company spent $1,621,000 on asset additions, realized $110,000 from asset sales and invested a net amount of $5,494,000 in marketable debt securities. Net cash used in investing activities in 1996 was $5,515,000 higher than the 1995 amount of $1,490,000. During 1995, the Company spent a net amount of $1,507,000 on asset additions and realized $18,000 from asset sales.

     Financing Activities

      The Company received net cash of $1,829,000 from its financing activities during 1997, a decrease of $16,430,000 below the 1997 amount of $18,259,000. During 1997, the Company realized $1,576,000 in advances from RWE-DEA and $253,000 from the exercise of warrants and options on its common stock.
During 1996, the Company received $1,518,000 in proceeds from long term debt ($1,500,250 relating to RWE-DEA), paid off all of its other long term debt totaling $3,702,000 and realized net proceeds of $20,443,000 from stock offerings. Net cash provided from financing activities in 1996 was $15,285,000 higher than the 1995 amount of $2,974,000. During 1995, the Company reduced long-term debt by $737,000 and realized a net amount of $3,711,000 from issuing and redeeming its stock.

     Strategic Alliances

     The Company has benefited and anticipates that it will continue to benefit from strategic alliances with industry or financial partners to provide funding and expertise, which helps reduce the Company's financial exposure and risk. During the period of 1995 through early 1998, the Company estimates that its strategic partners have paid or committed to carry approximately $23,800,000 of the Company's share of costs in various projects. In 1997, Apache committed to cover approximately $15,000,000 of the Company's cost relating to exploring its Lublin Concession in exchange for a 50% percent interest in the project. During early 1998, Apache committed to cover approximately $6,000,000 of the Company's cost relating to exploring the Western Carpathian Concession in exchange for a 50% percent interest in the project. Also, during 1997, Homestake committed to paying approximately $1,000,000 of the Company's cost relating to its gold Concession in Poland. RWE-DEA committed approximately $1,600,000 to cover the Company's cost relating to the Baltic Concession during 1996 and 1997. Other industry partners committed approximately $200,000 to cover the Company's costs in other projects during 1995 and 1996.

     Credit Facility

     In June 1994, the Company established a bank credit facility with Bank One, Texas, NA, to provide a portion of the funds required to purchase properties in Montana and Nevada. This facility provides for a total loan amount of $5.0 million, with a borrowing base determined at least semi-annually by the lending bank based on its analysis of the Company's producing reserves and cash flow. During the third quarter of 1996, the Company used proceeds from a public offering to pay off its bank debt which had an outstanding principal balance of $3,565,000. The Company revised its credit facility with Bank One in May 1997. The new credit facility provides for an initial borrowing base of $3,000,000 which is reduced by $25,000 per month effective June 1, 1997, and a revolving commitment of $100,000. Due to its favorable working capital position and no long-term debt, the Company does not plan to utilize the credit facility during 1998. (See Note 5 to the Consolidated Financial Statements.)

     Working Capital

     The Company had working capital of $8,494,000, $13,843,000 and negative $278,000 as of December 31, 1997, 1996 and 1995, respectively. Working capital was $5,349,000 lower as of December 31, 1997 as compared to the end of 1996 due primarily to the net cash used for operating activities of $5,881,000 during 1997. The substantial improvement in the Company's working capital at December 31, 1996 as compared to the same period in 1995 is attributable to the receipt of net proceeds totaling $20,443,000 from the sale of securities during 1996.

CAPITAL REQUIREMENTS

     During 1998, the Company expects to have substantially all the cost of its share of exploration activities covered by Apache and other industry partners. The primary focus for 1998 is expected to be in the Lublin Concession, where Apache is obligated to pay all of the cost to drill four exploratory wells and to shoot 2D seismic costing more than $4,000,000, of which the Company's share would be approximately $300,000. In the Western Carpathian Concession, Apache has paid the Company $500,000 and agreed to fund all Concession costs and related fees, the cost of drilling three wells and the cost of acquiring at least 350 kilometers of 2D seismic to earn a fifty percent interest. In the Pomeranian Concession, Apache has been granted an option to earn a fifty percent interest by funding all Concession costs and related fees, the cost of drilling one well and the cost of acquiring 600 kilometers of 2D seismic after it reviews
and reprocesses 1,000 kilometers of existing 2D seismic.   In the Baltic
Concession, the Company intends to continue to collect data, evaluate the potential and to seek joint exploration strategic alliance with an industry partner. In the Sudety Concession, Homestake has paid the Company $212,000 and committed to covering all future gold exploration costs in order to earn an interest. The Company completed its leasehold acreage acquisition program in the Williston Basin area of North Dakota in late 1997 and intends to seek an industry partner to jointly explore the acreage.

     As a result of the foregoing, the Company will expend virtually none of its capital in connection with the initial exploration program now underway in Poland. However, the Company will likely face significant demands on its capital and may require additional capital if the exploration program results in one or more discoveries that warrant development. In addition, the Company is actively seeking development opportunities in cooperation with both POGC and Apache, which could also create demands on the Company's capital and perhaps give result in the need for additional capital.

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

     In view of the continuing expansion of activities and opportunities in Poland as discussed above, the Company is currently deferring the commitment of capital for additional infill development drilling in the Cut Bank Field in Montana and is investigating other possible means of realizing the value of this field.

     In addition to the Company's own expenditures, and strategic alliances already established, the Company expects that it will continue to benefit from funding provided through its other exploration and development arrangements with strategic partners. In forming strategic alliances with industry or financial partners, the Company intends to seek reimbursement of all or a portion of the costs incurred by the Company in identifying the prospect, obtaining initial exploration rights and generating an initial exploration plan. The Company's ability to form strategic alliances with industry or funding partners is dependent on the oil and gas potential of specific prospect areas, perceived political or business risks of the country and region in which the prospect is located, prevailing prices and other conditions in the oil and gas industry in particular and the energy industry in general and other factors which the Company is unable to control or predict.

      Prior to the end of 1998, the Company may need additional capital to accelerate planned exploration and development programs in Poland. If exploration of the Lublin, Baltic, Western Carpathian, or Pomeranian Concession is successful in proving commercial oil reserves, the Company may require additional capital to fund a multi-well development program, install oil storage and handling facilities or purchase other assets or related investments required to support large-scale production. The Company has no arrangement for any such additional financing, but may seek required funds from the sale of additional securities, project financing, strategic alliances with other energy or financial partners or other arrangements, all of which may dilute the interest of existing shareholders in the Company or the Company's interest in the specific project financed. There can be no assurance that additional funds could be obtained or, if obtained, would be on terms favorable to the Company.

     In order to maintain its interest in the Lublin, Baltic, Western Carpathian, Pomeranian and Sudety Concessions, the Company is required to make certain annual payments and meet certain exploration commitments. The Company has budgeted sufficient funds and obtained financial commitments from Apache and Homestake to meet all of such obligations through at least December 31, 1998. The Company also maintains its interests in leases in the United States not held by production by making annual lease payments, which are not material in amount. See "Item 1. Description of Business" and "Item 2. Description of Property."

CHANGING PRICES, CURRENCY EXCHANGE RATES AND INFLATION

      The Company's revenues and the value of its oil properties have been and will continue to be affected by changes in oil prices. During the last three years, the Company and the oil industry, in general, had benefited from higher prices and have endured lower prices as well. The Company's ability to obtain exploration capital through strategic alliances with other energy firms and attract additional capital, if required, through the sale of securities or borrowings on attractive terms are also affected by oil prices. Such prices are subject to substantial seasonal and other fluctuations that are beyond the ability of the Company to control or predict. In the past, the Company has not hedged its oil production and has no future plans to do so.

      Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's operations during 1997, 1996, or 1995. The Company customarily contracts for goods and services, including those related to seismic surveys and drilling, in US dollars to reduce the potential impact of inflation within Poland. The Company's activities in Poland may be affected by the rates of inflation in Poland and other countries. Poland has experienced a gradually decreasing inflation rate of approximately 13% (estimated), 18% (estimated) and 22% during 1997, 1996 and 1995, respectively.

      The amounts in the Company's agreements with Apache, Homestake and its other strategic partners and the government of Poland relating to the Company's activities in Poland are expressed in U.S. dollars. Nevertheless, the Company's activities in Poland may be effected by fluctuations in exchange rates between the Polish Zloty, the U.S. dollar and other currencies. The exchange rate for the Polish Zloty was 3.51, 2.85 and 2.48 per U.S. dollar as of December 31, 1997, 1996 and 1995, respectively. In the past, the Company has not hedged its foreign currency activities and has no future plans to do so.

YEAR 2000

      The Company uses computers principally for processing and analyzing geophysical and geological data, map making and administrative functions such as word processing, accounting and management and financial reporting. The Company's principal computer systems have been purchased since December 31, 1996. The Company has an ongoing program to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures. While the Company believes it is taking all appropriate steps to assure year 2000 compliance, it is dependent substantially on vendor compliance. The Company intends to modify or replace those systems that are not year 2000 compliant. The Company is requiring its systems and software vendors to represent that the services and products provided are, or will be, year 2000 compliant, and has planned a program to test compliance. The Company estimates that the cost to redevelop, replace, or repair its technology will not be material. In addition to its own computer systems, in connection with its activities in the United States and in Poland, the Company interacts with suppliers, customers, creditors, and financial service organizations domestically and globally who use computer systems. Although the Company intends to interact only with those third parties that have year 2000 compliant computer systems, it is impossible for the Company to monitor all such systems, particularly those of parties in another country. There can be no assurance that such systems will not have material adverse impacts on the Company's business and operations.

OTHER MATTERS

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS and makes them comparable to international EPS standards. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Adoption of this statement did not have a material impact on the Company's financial statements for the years ended December 31, 1997, 1996, or 1995.

     The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.


                         ITEM 7.  FINANCIAL STATEMENTS


     The financial statements of the Company, including the required accountants' reports, are included, following a table of contents, beginning at page F-1 immediately following the signature page to this report.


           ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company and its auditors have not disagreed on any items of accounting treatment or financial disclosure.


                                   PART III.
    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The information from the definitive proxy statement for the 1998 annual meeting of stockholders under the caption "PROPOSAL NO. 1. ELECTION OF
DIRECTORS: Management" and "Compliance with Section 16(a) of the Exchange Act" is incorporated herein by reference.

     The Company is dependent upon Mr. David N. Pierce, President, Mr. Andrew W. Pierce, Operations Vice President, and other key personnel for its various activities. In addition, with respect to its activities in Poland, the Company is dependent on Mr. Jerzy B. Maciolek, Vice President of International Operations, a Polish national who is instrumental in assisting the Company in its operations in Poland. The loss of the services of any of these individuals may materially and adversely affect the Company. The Company has entered into employment agreements with Mr. David N. Pierce, Mr. Andrew W. Pierce and Mr. Maciolek. The Company does not maintain key man insurance on any of its employees.


                        ITEM 10.  EXECUTIVE COMPENSATION

      The information from the definitive proxy statement for the 1998 annual meeting of stockholders under the caption " PROPOSAL NO. 1. ELECTION OF
DIRECTORS: Executive Compensation" is incorporated herein by reference.


           ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

     The information from the definitive proxy statement for the 1998 annual meeting of stockholders under the caption " PROPOSAL NO. 1. ELECTION OF
DIRECTORS: Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

     As of December 31, 1997, the Company had issued and outstanding warrants and options to purchase an aggregate of up to 3,707,694 shares of Common Stock at exercise prices ranging from $1.10 to $10.25, with a weighted average exercise price of $4.45 per share. Of those warrants and options, 3,357,500 shares of Common Stock are issuable on the exercise of options held by officers and directors of the Company at exercise prices ranging from $1.50 to $10.25 per share, with a weighted average exercise price of $4..47 per share, including options to purchase 1,306,000 shares that are not fully vested. The existence of such warrants and options may prove to be a hindrance to future financing by the Company, and the exercise of such warrants and options may further dilute the interests of all other stockholders. The possible future resale of Common Stock issuable on the exercise of such warrants and options could adversely affect the prevailing market price of the Common Stock. Further, the holders of options and warrants may exercise them at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company. See "Description of Securities" and "Principal Stockholders."


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information from the definitive proxy statement for the 1998 annual meeting of stockholders under the caption "PROPOSAL NO. 1. ELECTION OF
DIRECTORS: Certain Relationships and Related Transactions" is incorporated herein by reference.



                   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
(A)  EXHIBITS

The following exhibits are included as part of this report:

           SEC
EXHIBIT   REFERENCE
NUMBER    NUMBER         TITLE OF DOCUMENT                   LOCATION


Item 3.           Articles of Incorporation and Bylaws
------------------------------------------------------

  3.01      3     Restated and Amended Articles of           Incorporated by
                   Incorporation                              Reference(11)

  3.02      3     Bylaws                                     Incorporated by
                                                              Reference(1)

Item 4.           Instruments Defining the Rights of
                   Security Holders
------------------------------------------------------

  4.01      4     Specimen Stock Certificate                 Incorporated by
                                                              Reference(1)

  4.02      4     Form of Designation of Rights,             Incorporated by
                   Privileges, and Preferences of Series A    Reference(14)
                   Preferred Stock

  4.03      4     Form of Rights Agreement dated as of       Incorporated by
                   April 4, 1997, between the Company and     Reference(14)
                   Fidelity Transfer Corp.

Item 10.          Material Contracts
------------------------------------------------------

 10.01      10    Preliminary Agreement between the Company  Incorporated by
                   and the Ministry of Environmental          Reference(1)
                   Protection, Natural Resources and
                   Forestry dated February 10, 1995, with
                   translation thereof

 10.02      10    Mining Usufruct Agreement between the      Incorporated by
                   State Treasury of the Republic of Poland   Reference(3)
                   and Frontier Poland Exploration and
                   Producing Company, Sp. z o.o. dated
                   August 22, 1995, relating to Blocks 51,
                   52, 71, 72, 91, 92, 93, 111, 112, and
                   113 (Baltic)

 10.03      10    Amendment No. 1 to Mining Usufruct         Incorporated by
                   Agreement dated August 15, 1996 (Baltic)   Reference(4)

 10.04      10    Amendment No. 2 to Mining Usufruct         This Filing
                   Agreement dated August 22, 1996 (Baltic)

 10.05      10    Form of Concession dated December 20,      Incorporated by
                   1995, relating to Baltic Concessions       Reference(5)
                   granted pursuant to the Mining Usufruct
                   Agreement dated August 15, 1996, with
                   related schedule

 10.06      10    Agreement dated effective April 16, 1996,  Incorporated by
                   between Frontier Poland Exploration and    Reference(6)
                   Producing Company Sp. z o.o. and RWE-DEA
                   Aktiengesellschaft fur Mineraloel and
                   Chemie, including exhibits, relating to
                   Baltic Concessions

 10.07      10    Joint Operating Agreement dated effective  Incorporated by
                   April 16, 1996, between Frontier Poland    Reference(8)
                   Exploration and Producing Company Sp. z
                   o.o., and RWE-DEA Aktiengesellschaft fur
                   Mineraloel und Chemie, relating to
                   Baltic Concessions

 10.08      10    Joint Study Agreement dated May 21, 1996,  Incorporated by
                   between the Company and the Polish Oil     Reference(7)
                   and Gas Company, including appendix,
                   relating to the Carpathian JSA.

 10.09      10    Addendum No. 1 to Joint Study Agreement    This Filing
                   dated May 21, 1996, effective June 1,
                   1997, between the Company and the Polish
                   Oil and Gas Company

 10.10      10    Joint Study Agreement dated effective      Incorporated by
                   December 20, 1996 between the Polish Oil   Reference(10)
                   and Gas Company and the Company relating to eight Concession blocks located near
                   Lublin, Poland

 10.11      10    Mining Usufruct Agreement between the      Incorporated by
                   State Treasury of the Republic of Poland   Reference(10)
                   and Lubex Petroleum Company Sp. z o.o.
                   dated December 20, 1996, relating to
                   Concession blocks 255, 275, 295, 316,
                   336, 337, and 338 (Lublin)

 10.12      10    Mining Usufruct Agreement between the      Incorporated by
                   State Treasury of the Republic of Poland   Reference(12)
                   and Apache Poland Sp. z o.o. and FX
                   Energy Poland Sp. z o.o. (East),
                   commercial partnership dated October 14,
                   1997, related to Concession blocks 257,
                   258, 277, 278, 297, 317, and 318
                   (Lublin)

 10.13      10    Mining Usufruct Agreement between the      Incorporated by
                   State Treasury of the Republic of Poland   Reference(12)
                   and Apache Poland Sp. z o.o. and FX
                   Energy Poland Sp. z o.o. (East),
                   commercial partnership dated October 14,
                   1997, related to Concession block 298
                   (Lublin)

 10.14      10    Mining Usufruct Agreement between the      Incorporated by
                   State Treasury of the Republic of Poland   Reference(12)
                   and Apache Poland Sp. zo.o. and FX
                   Energy Poland Sp. z o.o. (East),
                   commercial partnership dated October 14,
                   1997, related to Concession blocks 319,
                   320, 339, 340, 340A, 359, 360, 360A,
                   379, 380, and 380A (Lublin)

 10.15      10    Mining Usufruct Agreement between the      Incorporated by
                   State Treasury of the Republic of Poland   Reference(12)
                   and Gasex Production Company Sp. z o.o.
                   and Company, commercial partnership
                   dated October 14, 1997, related to
                   Concession blocks 410, 411, 412, 413,
                   414, 415, 430, 431, 432, 433, 452 and
                   453 (Western Carpathian)

 10.16      10    Mining Usufruct Agreement between the      Incorporated by
                   State Treasury of the Republic of Poland   Reference(12)
                   and FX Energy Poland Sp. z o.o. and
                   Partners, commercial partnership dated
                   October 30, 1997, related to Concession
                   blocks 85, 86, 87, 88, 89, 105,108, 109,
                   129, and 149, in northwestern Poland
                   (Pomeranian)

 10.17      10    Option Agreement dated July 18, 1997,      Incorporated by
                   between Polish Oil and Gas Company, the    Reference(12)
                   Company, and Apache Overseas, Inc.

 10.18      10    Participation Agreement dated effective    Incorporated by
                   as of April 16, 1997, between Apache       Reference(13)
                   Overseas, Inc., and the Company,
                   pertaining to the Lublin Concessions

 10.19      10    Letter Agreement dated February 27, 1998,  This Filing
                   between the Company and Apache Overseas, Inc., regarding modification to all agreements for acreage in Poland under established area of mutual interest.

 10.20      10    Participation Agreement dated effective    This Filing
                   February 27, 1998, between the Company
                   and Apache Overseas, Inc., pertaining to the Western Carpathian Concession

 10.21      10    Participation Option Agreement dated       This Filing
                   effective February 27, 1998, between the Company and Apache Overseas, Inc., pertaining to the Pomeranian Concession

 10.22      10    Option Agreement dated effective as of     This Filing
                   February 2, 1998, between POGC, FX
                   Energy, Inc., and Apache Overseas, Inc., pertaining to the Western Carpathian
                   Concessions

 10.23      10    Agreement dated October 21, 1996, between  Incorporated by
                   Sudety Mining Company Sp. z o.o. and the   Reference(9)
                   State Treasury of the Republic of
                   Poland, for the establishment of the
                   mining usufruct for the purpose of gold
                   exploration in the Sudety Concessions

 10.24      10    Earn-In and Exploration Letter of Intent   Incorporated by
                   dated June 13, 1997, between the Company   Reference(12)
                   and Homestake Mining Company of
                   California

 10.25      10    Form of Mining Usufruct Agreement between  This Filing
                   the State Treasury of the Republic of
                   Poland and FX Energy Poland Sp. z o.o.
                   Commercial Partnership, dated October
                   16, 1997, relating to Sudety Concession
                   blocks 43, 63, 64, 65, with related
                   schedule.

 10.26      10    Earn-in, Exploration, and Joint Venture    This Filing
                   Agreement between Homestake Mining
                   Company of California and the Company
                   effective December 31, 1997, regarding
                   exploration for precious metals in the
                   Republic of Poland

 10.27      10    Agreement dated July 8, 1994 between FX    Incorporated by
                   Drilling Company, Inc. and CENEX, Inc.,     Reference(1)
                   regarding Crude Oil Purchase Contract.

 10.28      10    Amendment no. 3 dated effective July 1,    Incorporated by
                   1996 to Agreement dated July 8, 1994       Reference(10)
                   between FX Drilling Company, Inc. and
                   CENEX, Inc., regarding Crude Oil
                   Purchase Contract.

 10.29      10    Frontier Oil Exploration Company 1995      Incorporated by
                   Stock Option and Award Plan*               Reference(4)

 10.30      10    Form of FX Energy, Inc., 1996 Stock        Incorporated by
                   Option Plan*                               Reference(10)

 10.31      10    Employment Agreements between the Company  Incorporated by
                   and each of David Pierce and Andrew        Reference(1)
                   Pierce, effective January 1, 1995 *

 10.32      10    Amendments to Employment Agreements        Incorporated by
                   between the Company and each of David      Reference(8)
                   Pierce and Andrew Pierce, effective May
                   30, 1996*

 10.33      10    Form of Stock Option with related          Incorporated by
                   schedule (D. Pierce and A. Pierce) *       Reference(1)

 10.34      10    Form of Stock Option granted to D. Pierce  Incorporated by
                   and A. Pierce*                             Reference(1)

 10.35      10    Form of Non-Qualified Stock Option with    Incorporated by
                   related schedule*                          Reference(4)

 10.36      10    Letter Agreement dated effective August    Incorporated by
                   3, 1995, between Lovejoy Associates,        Reference(4)
                   Inc., and the Company re: Financial
                   Consulting Engagement*

 10.37      10    Letter Agreement dated effective August    Incorporated by
                   3, 1995, between Lovejoy Associates,       Reference(4)
                   Inc., and the Company re:
                   Indemnification

 10.38      10    Non-Qualified Stock Option granted to      Incorporated by
                   Thomas B. Lovejoy*                         Reference(4)

 10.39      10    Letter Agreement dated effective December  This Filing
                   31, 1997, between the Company and
                   Lovejoy Associates, Inc., re: Extension
                   of Consulting Engagement*

 10.40      10    Employment Agreement between the Company   Incorporated by
                   and Jerzy B. Maciolek*                     Reference(8)

 10.41      10    Addendum to Employment Agreement between   This Filing
                   the Company and Jerzy B. Maciolek*

 10.42      10    Second Addendum to Employment Agreement    This Filing
                   between the Company and Jerzy B.
                   Maciolek*

 10.43      10    Employment Agreement between the Company   This Filing
                   and Scott J. Duncan*

 10.44      10    Form of Indemnification Agreement between  Incorporated by
                   the Company and certain directors, with    Reference(10)
                   related schedule*

 10.45      10    Form of Option granted to executive        Incorporated by
                   officers and directors, with related       Reference(10)
                   schedule*

 10.46      10    Loan Agreement dated June 7, 1994, by and  Incorporated by
                   between Bank One, Texas, N.A., and FX      Reference(1)
                   Producing Company, Inc.

 10.47      10    Promissory Note dated June 7, 1994, in     Incorporated by
                   the original principal amount of           Reference(1)
                   $5,000,000 payable by FX Producing
                   Company, Inc., to Bank One, Texas, N.A.

 10.48      10    Guaranty dated June 7, 1994, by the        Incorporated by
                   Company for the benefit of Bank One,       Reference(1)
                   Texas, N.A., relating to the Bank Loan

 10.49      10    Stock Pledge Agreement dated June 7,       Incorporated by
                   1994, between the Company and Bank One,    Reference(1)
                   Texas, N.A., relating to pledge of
                   common stock of FX Producing Company,
                   Inc.

 10.50      10    Deed of Trust, Security Agreement,         Incorporated by
                   Financing Statement and Fixture Filing     Reference(1)
                   dated June 7, 1994, between FX Producing
                   Company, Inc., as grantor, Arthur R.
                   Gralla, as trustee, and Bank One, Texas,
                   N.A., as grantee, relating to Nevada
                   properties

 10.51      10    Deed of Trust, Mortgage, Security          Incorporated by
                   Agreement, Financing Statement, and        Reference(1)
                   Assignment of Production dated June 7,
                   1994, between FX Producing Company,
                   Inc., as mortgagor and debtor, Arthur R.
                   Gralla, as trustee, and Bank One, Texas,
                   N.A., as mortgagee and secured party,
                   relating to Montana properties

 10.52      10    Transfer Order Letter executed June 7,     Incorporated by
                   1994, between FX Producing Company,        Reference(1)
                   Inc., and Bank One, Texas, N.A.,
                   relating to production from producing
                   properties of FX Producing Company, Inc.

 10.53      10    Form of Amendment No. 1 to Loan Agreement  Incorporated by
                   dated June 7, 1994, by and between FX      Reference(5)
                   Producing Company, Inc., and Bank One,
                   Texas, N.A.
                  Amendment No. 2 to Loan Agreement dated    Incorporated by
                   June 7, 1994, by and between FX            Reference(5)
                   Producing Company, Inc., and Bank One,
                   Texas, N.A.

 10.54      10    Amendment No. 3 to Loan Agreement dated    Incorporated by
                   June 7, 1994, by and between FX            Reference(8)
                   Producing, Inc., and Bank One Texas,
                   N.A.

Item 21.          Subsidiaries of the Registrant
------------------------------------------------------

 21.01      21    Schedule of Subsidiaries                   This Filing

Item 23.          Consents of Experts and Counsel
------------------------------------------------------

 23.01      23    Consent of Coopers & Lybrand L.L.P.,       This Filing
                   independent accountants

 23.02      23    Consent of Larry D. Krause, Petroleum      This Filing
                   Engineer

Item 27           Financial Data Schedule
------------------------------------------------------

 27.01      27    Financial Data Schedule                    This Filing

 * Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit.
(1) Incorporated by reference from the registration statement on Form SB-2, SEC File No. 33-88354-D.
(2) Incorporated by reference from the report on Form 8-K dated August 16, 1995.
(3) Incorporated by reference from the report on Form 8-K dated August 22, 1995.
(4) Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 1995.
(5) Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 1995.
(6)   Incorporated by reference from the reports on Form 8-K dated May 3, 1996.
(7)   Incorporated by reference from the report on Form 8-K dated May 21, 1996.
(8) Incorporated by reference from the registration statement on Form S-1, SEC File No.333-05583.
(9) Incorporated by reference from the report on Form 8-K dated October 1, 1996.
(10) Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 1996.
(11) Incorporated by reference from the proxy statement respecting the 1997 annual meeting of shareholders.
(12) Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 1997.
(13) Incorporated by reference from the report on Form 8-K dated August 6, 1997.
(14)  Incorporated by reference from the report on Form 8-K dated April 4, 1997.

(B)   REPORTS ON FORM 8-K.

     During the last quarter of the period covered by this report, the registrant filed interim reports on Form 8-K dated October 15 and November 10, 1997 to report on events deemed by the Company to be important to its shareholders but otherwise not required by Form 8-K.




                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 19, l998.                  FX ENERGY, INC.
                                          (Registrant)


                                          By /s/  David N. Pierce, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  March 19, 1998



/s/ David N. Pierce, Director and
    President
    (Principal Executive and
    Financial Officer)



Andrew W. Pierce, Director, Vice
President and Secretary
(Principal Operations Officer)

/s/ Scott J. Duncan, Director, Vice
    President and Treasurer
    (Principal Accounting Officer)

/s/ Thomas B. Lovejoy, Director


/s/ Peter L. Raven, Director



Jerzy B. Maciolek, Director



Jay W. Decker, Director

                       Report of Independent Accountants




To the Stockholders and Board of Directors of FX Energy, Inc., and Subsidiaries:

We have audited the accompanying consolidated balance sheets of FX Energy, Inc., and Subsidiaries as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FX Energy, Inc., and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.







Salt Lake City, Utah
February 27, 1998


                       FX ENERGY, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1997 and 1996

                                                    1997            1996
                                                ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                     $ 4,511,919     $ 8,345,914
  Investment in marketable debt securities        3,940,582       5,476,574
  Receivables:
    Accrued oil sales                               200,414         332,826
    Joint interest and other receivables            587,473          54,055
    Interest receivable                              43,561         131,889
  Inventory                                          67,382          20,216
  Other current assets                               87,013          67,483
                                                ------------    ------------
     Total current assets                         9,438,344      14,428,957
                                                ------------    ------------

Property and equipment, at cost:
  Oil and gas properties (successful efforts
  method):
    Proved                                        7,358,552       7,171,539
    Unproved                                      1,169,521         526,237
  Other property and equipment                    2,253,750       1,888,966
                                                ------------    ------------
                                                 10,781,823       9,586,742
  Less accumulated depreciation, depletion and
  amortization                                   (2,021,175)     (1,403,072)
                                                ------------    ------------
     Net property and equipment                   8,760,648       8,183,670
                                                ------------    ------------

Other assets:
  Certificates of deposit                           356,500         381,500
                                                ------------    ------------
     Total other assets                             356,500         381,500
                                                ------------    ------------

Total assets                                    $18,555,492     $22,994,127
                                                ============    ============



                                  -Continued-







  The accompanying notes are an integral part of these consolidated financial statements

                       FX ENERGY, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1997 and 1996

                                                    1997           1996
                                                ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                $  654,809     $   250,503
 Accrued liabilities                                289,139         335,693
                                                ------------    ------------
   Total current liabilities                        943,948         586,196

Long-term debt                                           --       1,500,250
                                                ------------    ------------
   Total liabilities                                943,948       2,086,446


Commitments (Notes 2 and 11)


Stockholders' equity:

 Preferred stock, $.001 par value, 5,000,000
  shares authorized; 1997 and 1996: no shares
  outstanding                                            --              --

 Common stock, $.001 par value, 30,000,000
  shares authorized; 1997: 12,661,881 shares
  issued and outstanding; 1996: 12,492,547
  shares issued and outstanding                      12,662          12,492

 Additional paid-in capital                      30,377,852      30,054,620

 Accumulated deficit                            (12,778,970)     (9,159,431)
                                                ------------    ------------

   Total stockholders' equity                    17,611,544      20,907,681
                                                ------------    ------------

 Total liabilities and stockholders' equity     $18,555,492     $22,994,127
                                                ============    ============












  The accompanying notes are an integral part of these consolidated financial statements


                       FX ENERGY, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1997, 1996 and 1995

                                                  1997           1996           1995
                                             ------------   ------------   ------------
Revenues:
  Oil sales                                   $2,040,233     $2,345,634     $1,980,546
  Drilling revenue                               496,158         75,472        111,133
  Gain on sale of property interests             272,234             --         75,000
                                             ------------   ------------   ------------
   Total revenues                              2,808,625      2,421,106      2,166,679
                                             ------------   ------------   ------------

Operating costs and expenses:
  Lease operating costs                        1,094,043      1,059,441      1,000,476
  Production taxes                               145,372        166,090        270,723
  Geological and geophysical costs             1,683,753      2,271,208        668,046
  Exploratory dry hole costs                   3,478,456        155,279         79,294
  Leasehold impairments                          152,105      1,289,610        114,992
  Drilling costs                                 328,820        154,178        140,615
  Depreciation, depletion and amortization       634,559        557,910        503,289
  General and administrative                   2,565,690      1,714,625      1,466,340
                                             ------------   ------------   ------------
   Total operating costs and expenses         10,082,798      7,368,341      4,243,775
                                             ------------   ------------   ------------

Operating loss                                (7,274,173)    (4,947,235)    (2,077,096)
                                             ------------   ------------   ------------

Other income (expense):
  Interest and other income                      661,665        370,421         98,588
  Interest expense                               (83,273)      (332,882)      (447,608)
  Minority interest:  non-cash dividends on
   FX Producing convertible preferred stock           --             --        (93,466)
                                             ------------   ------------   ------------
   Total other income (expense)                  578,392         37,539       (442,486)
                                             ------------   ------------   ------------

Net loss before extraordinary gain            (6,695,781)    (4,909,696)    (2,519,582)

Extraordinary gain (Note 2)                    3,076,242             --             --
                                             ------------   ------------   ------------
Net loss                                     $(3,619,539)   $(4,909,696)   $(2,519,582)
                                             ============   ============   ============

Basic and diluted net loss per share
  Net loss before extraordinary gain         $    (0.53)    $    (0.49)    $    (0.47)
  Extraordinary gain                               0.24            --             --
                                             ------------   ------------   ------------
  Net Loss                                   $    (0.29)    $    (0.49)    $    (0.47)
                                             ============   ============   ============


Basic and diluted weighted average number of
shares outstanding                           $12,596,977    $10,018,337    $ 5,388,656
                                             ============   ============   ============






  The accompanying notes are an integral part of these consolidated financial statements

                       FX ENERGY, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996 and 1995

                                                        1997            1996           1995
                                                    ------------   ------------   ------------
Cash flows from operating activities:
Net loss                                            $(3,619,539)   $(4,909,696)   $(2,519,582)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Extraordinary gain                                 (3,076,242)            --             --
  Depreciation, depletion and amortization              634,559        557,910        503,289
  Leasehold impairments                                  28,515      1,289,610        114,992
  Gain on sale of property interests                   (272,234)            --        (75,000)
  Gain on sale of equipment                                  --             --        (15,991)
  Minority interest: non-cash dividends on FX
  Producing convertible preferred stock                      --             --         93,466
  Exploratory dry hole costs                            210,205             --             --
  Common stock and options issued for services           70,625        147,750        443,000
  Increase (decrease) from changes in:
   Receivables                                         (147,678)      (132,606)       (29,917)
   Inventory                                            (47,166)        (4,265)         1,161
   Other current assets                                 (19,530)       (32,948)       (27,252)
   Accounts payable and accrued liabilities             357,752       (567,173)       407,138
                                                    ------------   ------------   ------------
    Net cash used in operating activities            (5,880,733)    (3,651,418)    (1,104,696)
                                                    ------------   ------------   ------------

Cash flows from investing activities:
Additions to oil and gas properties                  (1,136,935)    (1,198,431)    (1,404,227)
Additions to other property and equipment              (394,291)      (258,769)       (25,177)
Net change in other assets                               25,000       (164,100)       (78,076)
Proceeds from sale of property interests                340,152        100,000         75,000
Proceeds from sale of equipment                          13,051          9,700         18,000
Purchase of marketable debt securities               (3,940,582)    (6,278,595)            --
Proceeds from maturities of marketable debt
securities                                            5,476,574        784,757             --
Employee advances                                      (165,000)            --             --
                                                    ------------   ------------   ------------
    Net cash provided by (used in) investing
     activities                                         217,969     (7,005,438)    (1,414,480)
                                                    ------------   ------------   ------------

Cash flows from financing activities:
Proceeds from long-term debt                          1,575,992      1,518,179             --
Repayment of long-term debt                                  --     (3,702,142)      (737,193)
Proceeds from issuance of FX Producing preferred                                      111,000
 stock                                                       --             --
Redemption of redeemable FX Producing preferred                                      (464,666)
 stock                                                       --             --
Proceeds from issuance of common stock, options
 and warrants, net of offering costs                    252,777     20,443,012      4,064,884
                                                    ------------   ------------   ------------
    Net cash provided by financing activities         1,828,769     18,259,049      2,974,025
                                                    ------------   ------------   ------------

Increase (decrease) in cash and equivalents          (3,833,995)     7,602,193        454,849
Cash and cash equivalents at beginning of year        8,345,914        743,721        288,872
                                                    ------------   ------------   ------------
Cash and cash equivalents at end of year            $ 4,511,919     $8,345,914     $  743,721
                                                    ============   ============   ============

                       The accompanying notes are an integral part of these
                            consolidated financial statements

                                                 FX ENERGY, INC., AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        for the years ended December 31, 1997, 1996 and 1995



                                            Preferred Stock             Common Stock           Additional
                                        ------------------------   ------------------------     Paid-in       Accumulated
                                           Shares     Par Value      Shares      Par Value       Capital        Deficit
                                        ----------- ------------   ----------- ------------  --------------- ---------------
Balance at January 1, 1995               1,500,000   $   1,500       2,595,602     $ 2,596       $3,006,888     $(1,730,153)
Common stock issued for cash, net of
 offering costs of $181,616                                          2,087,500       2,088        3,991,297
Common stock issued for services and
 line of credit                                                        207,000         207          417,793
Conversion of FX Producing preferred
 stock into common stock                                             1,504,458       1,504        1,778,958
Conversion of redeemable FX Producing
 preferred stock into common stock                                      64,935          65           85,268
Conversion of preferred stock into
 common stock                           (1,362,500)     (1,362)      1,362,500       1,362
Exercise of warrants                                                    65,000          65           71,435
Common stock issued for unproved oil
 and gas properties                                                     12,000          12           26,988

Compensation related to granting of
 stock options at below market value                                                                 25,000
Additions to oil and gas properties
 resulting from granting of stock
 options at below market value                                                                       62,500
Net loss                                                                                                         (2,519,582)
                                        ----------- ------------   ----------- ------------  --------------- ---------------
Balance at December 31, 1995               137,500         138       7,898,995       7,899        9,466,127      (4,249,735)
Common stock issued for cash, net of
 offering costs of $2,028,547                                        3,978,504       3,978       19,612,154
Exercise of warrants and options                                       419,004         419          826,461
Conversion of preferred stock into
 common stock                             (137,500)       (138)        137,500         138
Common stock issued for services                                        57,451          57          147,693
Common stock issued for oil and gas
 properties                                                              1,093           1            2,185
Net loss                                                                                                         (4,909,696)
                                        ----------- ------------   ----------- ------------  --------------- ---------------
Balance at December 31, 1996                    --          --      12,492,547      12,492       30,054,620      (9,159,431)
Exercise of warrants and options                                       159,334         160          252,617
Common stock issued for services                                        10,000          10           70,615
Net loss                                                                                                         (3,619,539)
                                        ----------- ------------   ----------- ------------  --------------- ---------------
Balance at December 31, 1997                    --  $       --      12,661,881    $ 12,662      $30,377,852    $(12,778,970)
                                        =========== ============   =========== ============  =============== ===============












  The accompanying notes are an integral part of these consolidated financial statements

                       FX ENERGY, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Summary of Significant Accounting Policies:

     Organization
     ------------

     FX Energy, Inc., a Nevada corporation, and its subsidiaries (collectively hereinafter referred to as the "Company") operate in the oil and gas industry in the United States and Poland (see Notes 12 and 13). The Company is engaged in acquiring, exploring and developing oil and gas properties. In addition, the Company owns and operates a drilling and well servicing company.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. At December 31, 1997, the Company owned 100% of the voting common stock or other equity securities of its subsidiaries.

     Inventory
     ---------

     Inventory consists primarily of tubular supplies and other well equipment and is valued at the lower of average cost or market.

     Oil and Gas Properties
     ----------------------

     The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether an individual well has found proved reserves. If it is determined that an exploratory well has not found proved reserves, the costs of drilling the well are expensed. The costs of development wells are capitalized whether productive or nonproductive.

     Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are considered to be not realizable. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties is provided on a property-by-property basis using the unit-of-production method. The computation of DD&A takes into consideration restoration, dismantlement and abandonment costs and the anticipated proceeds from equipment salvage. The estimated restoration, dismantlement and abandonment costs are expected to be offset by the estimated residual value of lease and well equipment.

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

     Other Property and Equipment
     ----------------------------

     Other property and equipment, including drilling and well servicing
     equipment, are stated at cost.   Depreciation of  other  property  and
     equipment is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 40 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating costs and expensed as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of other property and equipment sold, or otherwise disposed of, and the related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in current operations.

     Other property and equipment is summarized as follows:

                                          December 31,          Estimated
                                                               Useful Life
                                       --------------------
                                         1997        1996      (in years)
                                       ---------  ---------   -------------
                                         (In thousands)
   Drilling and well service            $  1,628   $ 1,441          6
    equipment
   Trucks                                    175       152          5
   Building                                   80        80         40
   Office equipment                          371       216       3 to 6
                                       ---------  ---------
                                        $  2,254   $ 1,889
                                       =========  =========

     Concentration of Credit Risk
     ----------------------------

     The majority of the Company's receivables are within the oil and gas or mining industries, primarily from the purchasers of its oil (see Note 12) and its industry partners. The receivables are generally not collateralized. To date, the Company has experienced minimal bad debt. The majority of the Company's cash and cash equivalents is held by four financial institutions in Utah, Montana, New York, and Illinois.

     Cash Equivalents and Statement of Cash Flows
     --------------------------------------------

     The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Non-cash transactions not reflected in the consolidated statements of cash flows include the following:

                                             Years Ended December 31,
                                       ------------------------------------
                                          1997          1996        1995
                                       ----------   ----------- -----------

Common stock issued for:

 Unproved oil and gas properties       $      --    $      --    $     27

 Conversion of FX Producing
   convertible preferred stock into
   the Company's common stock                 --           --       1,781

 Conversion of redeemable FX
   Producing preferred stock into the
   Company's common stock                     --           --          85

 Conversion of the Company's
   preferred stock into common stock          --          138       1,363

 Additions to oil and gas properties
   resulting from granting of stock
   options at below market value              --           --          63

Additions to oil and gas properties
 financed with trade accounts
 payable                                      --           23         115

Additions to other property and
 equipment financed with long-term
 leases                                       --           18          --


Supplemental disclosure of cash flow
   information:
  Cash paid during the year for:
    Interest                           $     534     $238,754     $422,104
    Taxes                                     --           --          --

     Income Taxes
     ------------

     Deferred income taxes are provided for the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Such difference will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively.

     Reclassifications
     -----------------

     Certain balances in the 1996 and 1995 financial statements have been reclassified to conform to the current year presentation. These changes had no effect on total assets, total liabilities, stockholders' equity or net loss.

     Use of Estimates
     ----------------

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

     Foreign Operations
     ------------------

     Through December 31, 1997, the Company's investment in Poland was composed of U.S. dollar expenditures.


     Net Loss Per Share
     ------------------

     In 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share." All prior periods have been restated to conform to the new requirements. Basic earnings per share was computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share was computed by dividing the net loss by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants and convertible preferred stock. Options and warrants to purchase 3,707,694, 3,164,028 and 2,926,198 shares of common stock at prices ranging from $1.10 to $10.25 per share were outstanding at December 31, 1997, 1996 and 1995, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.


2.   Investment in Poland:

     Poland Exploration Agreements
     -----------------------------

     Baltic Concession
     -----------------

     On August 22, 1995, the Company entered into an exploration agreement (the "Baltic Concession") with the government of Poland covering a 2.1 million acre block in the onshore Baltic Platform area of north central Poland. The Baltic Concession provides for a six-year exploration term with a 30-year exploitation right as to any commercial discoveries. To retain its rights under the Baltic Concession, the Company is required to pay annual fees of approximately $58,000 and to commence one additional well by March 2000. At December 31, 1997, the Company had approximately $427,000 of capitalized leasehold costs related to this concession.

     On May 3, 1996, the Company entered into an agreement with RWE-DEA Aktiengesellschaft fur Mineraloel und Chemie, Hamburg, Germany ("RWE-DEA"), which would provide for joint operations on the Company's Baltic Concession. The agreement granted RWE-DEA the right to earn a 50% interest in the concession area by paying the Company $250,000 in cash, paying up to $1,100,000 for a seismic survey and $1,000,000 of cost relating to the initial exploratory well to be drilled at a location to be designated by RWE-DEA. To retain its interest in the Baltic Concession RWE-DEA was also required to fund fifty percent of the cost relating to the second exploratory well at a location designated by the Company.

     In order to obtain the desired treatment under Polish tax laws for joint activities with RWE-DEA on the Baltic Concession, the Company and RWE-DEA agreed to effect their 50-50 ownership in the project through RWE-DEA's purchase of 50% of the shares of the Company's subsidiary which holds the Baltic Concession, Warmia Petroleum Company, Sp. z o.o. ("Warmia"). The transaction required approval by the Polish government. The Company agreed to reimburse RWE-DEA for its direct expenditures related to the Baltic Concession if the Polish government did not approve of the transaction. This commitment was supported by a $2.5 million Irrevocable Standby Letter of Credit which expired unused on January 31, 1997. The Polish government approved the transaction in June 1997. RWE-DEA had advanced Warmia $3,076,000 through June 30, 1997 to fund exploration activity on the Baltic Concession which the Company had recorded as a long-term note payable.

     The Orneta #1, the initial exploratory well on the Baltic Concession, was plugged and abandoned as a dry hole in April 1997 at a cost of $1,834,000.

     On June 30, 1997, RWE-DEA elected to not fund its fifty percent share of the second exploratory well on the Baltic Concession, which resulted in the termination of RWE-DEA's right to earn a fifty percent interest in the Baltic Concession. The Company was not obligated to reimburse RWE-DEA for any funds received from RWE-DEA prior to the termination of its right to earn a fifty percent interest in the Baltic Concession. Upon termination of RWE-DEA's right to earn a fifty percent interest in the Baltic Concession, the Company eliminated its long-term notes payable relating to RWE-DEA and recognized an extraordinary gain of $3,076,000.

     The Gladysze #1-A, the second exploratory well on the Baltic Concession, was plugged and abandoned as a dry hole in September 1997 at a cost of $1,262,000. RWE-DEA did not participate in drilling this well.

     Lublin Concession
     -----------------

     On December 20, 1996, the Company entered into an exploration agreement (the "Lublin Concession") with the government of Poland covering a 2.0 million acre block near the city of Lublin. The Company's exploration rights are divided into two successive three-year phases expiring in three and six years, respectively, after grant of eight concessions ("Original 8 Blocks") in the concession area. The Company may relinquish rights to any concession blocks after the first three-year phase. To retain its rights in the Lublin Concession, the Company must review existing data and gather at least 500 kilometers of seismic data during the first three-year phase, commence one exploratory well within the first three-year phase, and commence at least one exploratory well in each of the retained concession blocks, excluding the block in which the initial test is located, by the end of the second three-year phase. The Company is  required to pay
     a concession fee of $25,000 for    each concession block ($200,000 for all
     eight blocks), payable one-half on award of the concessions and one-half on expiration of the first three-year phase, and to spend at least $25,000 annually in the training of Polish citizens.

     On July 18, 1997, the Company entered into an additional exploration agreement covering the Lublin area with the government of Poland. This agreement covers an additional 16 concession blocks ("Additional 16 Blocks"), containing approximately 3.0 million acres adjacent to the Original 8 Blocks. Under terms of the agreement, the Company is required to shoot 1,000 kilometers of seismic, drill five wells during the first three years of a six year exploration term, pay approximately $237,500 in concession fees and spend $55,000 per year training Polish citizens.

     On April 16, 1997, the Company entered into an initial agreement with Apache Corporation ("Apache") whereby Apache will earn a 50% interest in the Company's Original 8 Blocks by paying the Company $150,000 in cash, shooting 500 kilometers of seismic, and drilling two exploratory wells at Apache's sole cost. On August 1, 1997 the agreement was expanded and modified to include the adjacent Additional 16 Blocks. The terms of the original agreement were modified to include an additional cash payment of $300,000 by Apache and a commitment by Apache to pay all of the costs to drill five additional exploratory wells, all concession costs, all usufruct costs, and the costs of shooting approximately 1,150 kilometers of additional seismic.

     Apache and the Company granted the Polish Oil and Gas Company ("POGC") the right to participate in the Lublin Concession on a block by block basis. In the Original 8 blocks, POGC may earn up to a twenty-five percent interest by paying for up to twenty-five percent of the cost, on a block by block basis, of the initial exploratory well on each block. POGC's election will proportionately reduce the Company's interest only. Should POGC make such an election on the Original 8 Blocks, Apache has agreed to pay the Company $40,000 for each percentage point reduction in the Company's interest as a result of POGC's election. In the Additional 16 Blocks, POGC may earn up to a one-third interest, except for Block 298 in which it may earn up to a 40% interest, by paying its proportionate share of the drilling cost of the first exploratory well on each block. Should POGC make such an election on the Additional 16 Blocks, Apache's and the Company's interest would be reduced proportionately. POGC granted the Company and Apache a reciprocal right to participate in POGC Concessions in the Lublin Basin covering approximately 0.6 million acres, with each participant having a one-third interest.

     In summary, in order to earn a fifty percent interest in the Company's total of 24 Lublin area concession blocks containing approximately 5.0 million acres, Apache has paid the Company $450,000 in cash and committed to pay: (1) the cost of drilling seven exploratory wells, (2) the cost of shooting approximately 1,650 kilometers of seismic, (3) all concession costs, and (4) all usufruct costs during the first three year exploration period.

     Joint Study Agreement ("JSA")
     -----------------------------

     In May 1996, the Company entered into a Joint Study Agreement ("JSA") with the POGC in order to identify drillable oil and gas prospects in the Carpathian Mountains in southern Poland where oil and gas exploration
     rights are controlled by POGC.   The Company and POGC have identified
     several prospective targets and plan to proceed with exploring this area during 1998.

     Western Carpathian Concession
     -----------------------------

     On October 14, 1997, the Company was awarded by the Polish government exclusive rights to explore for oil and gas on twelve blocks containing approximately 1.4 million acres located in the Western Region of the Carpathian Mountains. The Company is obligated to pay approximately $205,000 in concession costs and other fees, shoot 350 kilometers of seismic, and drill one well during the first three years and two additional wells in the second three years of a six year exploration period.

     The Carpathian region lies within the area of mutual interest ("AMI") between the Company and Apache created on April 16, 1997. According to the agreement, the Company must offer Apache the opportunity to participate with the Company in the exploration and development of the Carpathian region on terms decided by the Company. On February 27, 1998, the Company and Apache formed a strategic alliance to jointly explore the Western Carpathian Concession, (refer to Note 14 "Subsequent Events").

     Pomeranian Concession
     ---------------------

     On October 30, 1997, the Company was awarded by the Polish Government the right to explore for oil and gas in northwest Poland ("Pomeranian Concession"), an area containing ten blocks on approximately 2.3 million acres. The Company is obligated to pay approximately $375,000 in concession costs and other fees, shoot 600 kilometers of seismic, and drill one well during the first three years and two additional wells during the second three years of a six year exploration period. On February 27, 1998, the Company granted Apache an option to jointly explore the Pomeranian Concession with the Company (refer to Note 14 "Subsequent Events").

     Sudety Concession
     -----------------

     On October 1, 1996, the Company entered into a gold exploration agreement (the "Sudety Exploration Agreement") with the government of Poland covering 71,000 acres in southwestern Poland. The Sudety Exploration Agreement provides for a four-year exploration term, with the term of any exploitation license required to mine deposits subject to negotiation. To retain its rights under the Sudety Exploration Agreement, the Company is required to make payments totaling $70,000 during the first year, and continue with phased exploration during the succeeding two years, and pay an annual concession fee of $15,000.

     On October 16, 1997, the Company was awarded by the Polish Government exclusive gold exploration rights covering four additional blocks in southwestern Poland covering 95,000 acres . Under terms of the agreement, the Company is required to spend a minimum of $160,000 in work program costs and to pay $15,000 in concession and usufruct costs during a six year exploration term.

     On December 30, 1997, Homestake Mining Company ("Homestake") and the Company signed an agreement to jointly explore for gold on the Company's
     gold concessions in Poland.   Under terms of the agreement, Homestake has
     the right to earn at least a seventy-five percent interest in the Sudety Concession by paying the Company $212,000 in cash and funding all future exploration costs. The $212,000, which is included in joint interest and other receivables in the December 31, 1997 balance sheet, was collected in January 1998. Homestake also agreed to spend at least $500,000 per year with a minimum commitment of $1,100,000 during the initial two year period. If Homestake does not spend the minimum amount, it must pay the Company the difference in order to retain its interest in the gold concessions. In the event Homestake elects to construct one or more mines, the Company may elect to retain a six percent net smelter return royalty, or a 7.5 percent net proceeds interest, both at no cost to the Company, or to retain a twenty-five percent interest by reimbursing Homestake certain costs according to a predetermined formula. The Company may make such elections on a mine by mine basis.

3.   Performance Bond Deposits:

     As of December 31, 1997, the Company had $356,500 in performance bonds at financial institutions in Utah and Montana, composed of a replacement bond to a federal agency in the amount of $463,000 which was collateralized by a certificate of deposit in the amount of $231,500, and $125,000 in certificates of deposit covering performance bonds in various states. During 1997, the state of Wyoming relinquished a $25,000 bond which terminated the Company's bonding requirement in the state.

4.   Investment in Marketable Debt Securities:

     The Company follows the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company has classified all of its marketable debt securities as held-to-maturity because the Company has both the intent and ability to hold these investments until they mature. At December 31, 1997 and 1996, the Company's held-to-maturity securities consisted of corporate bonds with remaining contractual maturities of less than nine months and the carrying amount of these investments approximated market value.

5.   Long-term Debt:

     Bank One
     --------

     In August 1996, the Company repaid the outstanding debt incurred in the 1994 purchase of assets by two of the Company's wholly owned subsidiaries, FX Producing and FX Drilling. In May 1997 the Company amended its bank credit facility with Bank One whereby a borrowing base of $3,000,000 was established using assets owned by FX Producing, a wholly owned subsidiary, as collateral. The borrowing base will be reduced by $25,000 per month effective June 1, 1997. The Company also arranged a revolving commitment amount of $100,000. The facility is subject to renewal at the option of the lender for successive one year periods following semi-annual reviews of FX Producing's reserve data and recalculation of the borrowing base. At December 31, 1997, the borrowing base was $2,825,000.

     The Company is subject to certain provisions of the loan agreement governing the bank credit facility, including compliance with certain covenants, tangible net worth requirements of FX Producing and the Company, and other financial ratios. In addition, the agreement imposes restrictions on other indebtedness, guarantees, loans to other parties and sales or pledges of collateralized assets. The Company is also prohibited from declaring or paying cash dividends on any class of FX Producing's or the Company's capital stock, and is prohibited from making distributions on, and purchasing or redeeming any shares of any class of FX Producing's or the Company's capital stock.


6.   Income Taxes:

     The Company recognized no income tax benefit from the losses generated during the years ended December 31, 1997, 1996 and 1995. Due to the Company's net operating loss carryforwards, no tax provision was allocated to the 1997 extraordinary gain.

     The components of the net deferred tax asset as of December 31, 1997 and 1996 are as follows:

                                                        December 31,
                                                    ---------------------
                                                       1997       1996
                                                    ---------- ----------
                                                       (In thousands)
      Deferred tax liability:
         Property and equipment basis differences   $  (940)    $  (916)
      Deferred tax asset:
        Net operating loss carryforwards              6,993       4,117
        Investment in Warmia                             --         661
        Other                                            78           6
        Valuation allowance                          (6,131)     (3,868)
                                                    ---------- ----------
      Net deferred tax asset                        $    --     $    --
                                                    ========== ==========


     The change in the valuation allowance during the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                 December 31,
                                        ------------------------------
                                          1997       1996       1995
                                        --------   --------   --------
                                                 (In thousands)
       Balance, beginning of year       $(3,868)   $(1,526)   $ (645)
       Decrease due to property and
        equipment basis differences         24         397       495
       Decrease (increase) due to
        investment in Warmia               661        (661)       --
       Increase due to net operating    (2,876)     (2,072)   (1,376)
        loss
       Other                               (72)         (6)       --
                                        --------   --------   --------
       Balance, end of year             (6,131)    $(3,868)  $(1,526)
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

     At December 31, 1997, the Company had net operating loss ("NOL") carryforwards of approximately $18,749,000 available to offset future taxable income, which expire from 2008 through 2012. The utilization of these carryforwards against future taxable income may become subject to an annual limitation due to a change in ownership. $3,911,500 of the NOL carryforward relates to tax deductions resulting from the exercise of stock options during 1997 and 1996. The tax benefit from adjusting the valuation allowance related to this portion of the NOL carryforward will be credited to additional paid-in capital.

7.    Related Party Transactions:

     During 1997, an officer of the Company entered into an agreement whereby the Company would loan the officer up to $400,000 payable on or before December 31, 1998 plus interest at 7.7%. As of December 31, 1997, the Company had advanced the officer $150,000 under the agreement. This amount is reflected in joint interest and other receivables at December 31, 1997.

8.    Minority Interest in FX Producing Convertible Preferred Stock:

     FX Producing is authorized to issue up to 3,300,000 shares of convertible preferred stock, bearing a dividend of 8% payable in cash or kind. Holders of FX Producing convertible preferred stock have preference on liquidation proceeds from FX Producing. One share of FX Producing preferred stock was convertible at the election of the holder to one share of Company common stock, subject to adjustment, at any time during 1995. Dividends on FX Producing preferred stock are cumulative from the date of issuance and are payable at the rate of 8% of the original issuance price of $1.50 per share, payable in cash or in additional shares of FX Producing preferred stock at the Company's discretion, and subject to bank loan covenants.

     During the year ended December 31, 1995, FX Producing received $111,000 in proceeds from stock subscriptions receivable, accrued for issuance 62,311 convertible preferred shares at a value of $93,466 as dividends, and converted 1,504,458 shares into the Company's common stock at a value of $1,780,462, resulting in no outstanding shares of FX Producing preferred stock as of December 31, 1995. No shares were issued during the years ended December 31, 1996 or 1997.

9.    Common Stock Issuable, Stock Options and Warrants:

     Common Stock Issuable
     ---------------------

     In connection with the purchase of the Company's producing oil properties and well servicing equipment in 1994, the Company agreed to issue to the sellers up to 400,000 shares of Company common stock in semi-annual
     increments of 50,000 shares each   beginning October 1, 1994 on the
     attainment of certain levels of oil production from the properties acquired. Production levels through October 1, 1997 had not attained required levels and thus 350,000 shares which might have been issued through October 1, 1997, are no longer issuable. Accordingly, the number of shares which may be issued in the future was reduced to 50,000 shares as of December 31, 1997.

     Stock Options
     -------------

     On August 31, 1995, the Company adopted the 1995 Stock Option and Award Plan (the "95 Plan"). The 95 Plan replaced the 1994 Employee Incentive Plan under which no options were issued. The 95 Plan was approved by the stockholders of the Company at the 1996 annual meeting. A maximum of 500,000 shares, subject to adjustment for certain events of dilution, is available for grant under the 95 Plan. As of December 31, 1997, 491,500 shares had been granted under the 95 Plan.

     On November 5, 1996, the board of directors approved adoption of the 1996 Stock Option and Award Plan (the "96 Plan"), which was approved by the Company's stockholders at the 1997 annual meeting. A maximum of 500,000 shares, subject to adjustment for certain events of dilution, is available for grant under the 96 Plan. As of December 31, 1997, 490,500 shares had been granted under the 96 Plan.

     On December 1, 1997, the board of directors approved adoption of the 1997 Stock Option and Award Plan (the "97 Plan"), which will be submitted to the Company's stockholders for approval at the 1998 annual meeting. A maximum of 500,000 shares, subject to adjustment for certain events of dilution, is available for grant under the 97 Plan. On adopting the 97 Plan, the board of directors approved the grant of options to purchase an aggregate of 197,500 shares.

     The 95 Plan, 96 Plan, and 97 Plan (the "Plans") are each administered by a committee (the "Committee") consisting of the board of directors, or a committee thereof. At their discretion, the Committee may grant stock options to any employee, including officers, in the form of incentive stock options ("ISOs"), as defined in the Internal Revenue Code, or options which do not qualify as ISOs or stock awards. In addition to the options granted under the Plans, the Company also issues non-qualified options outside the Plans. Options granted under these Plans have terms ranging from five to seven years and vest over periods ranging from the date of grant to three years.

     As of December 31, 1997, the Company had options outstanding under the Plans as well as from other individual grants. The Company applies APB Opinion No. 25 and related interpretations in accounting for options granted under the Plans and for other option agreements. Had compensation cost for the Company's options been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                            December 31,
                          ------------------------------------------------
                               1997             1996             1995
                          --------------   --------------   --------------
     Net Loss
          As Reported     $ (3,619,539)    $ (4,909,696)    $ (2,519,582)
          Pro Forma         (5,991,169)      (7,616,520)     (4,462,758)

     Net Loss Per Share
          As Reported     $      (0.29)    $      (0.49)    $     (0.47)
          Pro Forma              (0.48)           (0.76)          (0.83)


     The effects of applying SFAS No. 123 are not necessarily representative of the effects on the reported net income or loss for future years.

     The fair value of each option granted during 1997, 1996 and 1995 is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were utilized for the Black-Scholes valuation: expected volatility of 80.4% for 1997 and 108.3% for 1996 and 1995, expected lives ranging from four to seven years, risk-free interest rates at the date of grant ranging from 5.70% to 6.43%, and a dividend yield of zero for each year.


                                                               December 31,
                                    -----------------------------------------------------------------
                                            1997                   1996                   1995
                                    ---------------------- -------------------- ---------------------
                                                 Weighted             Weighted               Weighted
                                                   Avg.                 Avg.                   Avg.
                                                 Exercise             Exercise               Exercise
                                      Shares      Price      Shares    Price     Shares       Price
                                    ---------- ----------- ---------- --------- ---------- ----------
Fixed Options
Outstanding at beginning of year    2,732,834    $3.710    2,595,000   $2.541   1,420,000    $2.556
Granted                               725,500     7.203      508,834    8.467   1,175,000     2.523
Exercised                             (78,334)    1.698     (369,000)   2.008        --         --
Canceled                              (22,500)    9.486       (2,000)   1.500        --         --
Forfeited                                  --        --           --      --         --         --
                                    ---------- ----------- ---------- --------- ---------- ----------
Outstanding at end of year          3,357,500    $4.473    2,732,834   $3.710   2,595,000    $2.541
                                    ==========             ==========           ==========

Options exercisable at year-end     2,242,000    $3.878    1,799,084   $3.315   1,420,000    $2.266
                                    ==========             ==========           ==========

Weighted-average fair value of
options granted during the year       $4.458                  $7.451              $1.452


     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                         Options Outstanding              Options Exercisable
                -------------------------------------   ----------------------
                                Weighted
                                 Average
                                Remaining    Weighted                 Weighted
                   Number      Contractual   Average    Number        Average
   Exercise     Outstanding       Life       Exercise   Exercisable   Exercise
    Prices      at 12/31/97    (in years)    Price      at 12/31/97   Price
  ----------    -----------   ------------  ---------   -----------  ---------
    $1.500         481,000         1.22     $  1.500       481,000    $ 1.500
      3.000      1,700,000         4.90        3.000     1,300,000      3.000
  5.750-7.250      570,500         6.72        6.747         6,000      5.750
  8.250-8.875      575,000         4.78        8.745       455,000      8.875
    10.250          31,000         6.32       10.250            --         --
                -----------                             -----------
 Total           3,357,500         4.67     $  4.473     2,242,000    $ 3.878
                ===========                             ===========


     Warrants
     --------

     Changes in outstanding warrants during 1997, 1996 and 1995 were as follows:

                                                 Shares            Price Range
                                         ---------------------  ----------------

Outstanding at December 31, 1994          232,198                 $1.10 - 1.65

Exercisable at December 31, 1994                      232,198       1.10 - 1.65
                                                     =========

Warrants granted as commission to
 brokers; expiring September 30, 1999       4,000                     1.65

Warrants granted in consideration of
 consulting agreement; expiring
 September 30, 1998                        60,000                     2.20

Warrants granted in consideration of
 consulting agreement; expiring
 November 9, 2000                         100,000                     3.00

Warrants exercised                        (65,000)                    1.10
                                         ---------
Outstanding at December 31, 1995          331,198                 1.10 - 3.00

Exercisable at December 31, 1995                      331,198     1.10 - 3.00
                                                     =========


Warrants granted as commission to
 brokers; expiring August 6, 2001         150,000                     6.90

Warrants exercised                        (50,004)                1.10 - 3.00
                                         ---------
Outstanding at December 31, 1996          431,194                 1.10 - 6.90

Exercisable at December 31, 1996                      281,194     1.10 - 3.00
                                                     =========

Warrants exercised                        (81,000)                1.10 - 2.60
                                         ---------
Outstanding at December 31, 1997          350,194                 1.10 - 6.90
                                         =========

Exercisable at December 31, 1997                      350,194    $1.10 - 6.90
                                                     =========




10.   Issuance of Preferred Stock:

     The Company is authorized to issue up to 5,000,000 shares of preferred stock.

     In 1993 and 1994, the Company issued a total of 1,500,000 shares of preferred stock in a private placement at $1.00 per share. Each share of preferred stock was convertible into one share of common stock and had a liquidation preference equal to $1.00 per share. During the year ended December 31, 1995, 1,362,500 preferred shares were converted into the same number of common shares resulting in 137,500 preferred shares of stock outstanding at December 31, 1995. During the year ended December 31, 1996, the 137,500 preferred shares were converted into the same number of common shares resulting in no preferred shares of stock outstanding at December 31, 1996 or 1997.


11.  Commitments:

     Employment Agreements
     ---------------------

     Effective January 1, 1995, the Company entered into three-year employment agreements with David N. Pierce and Andrew W. Pierce, each of whom is an officer and director. The agreements provide for annual compensation of $120,000 and $96,000, respectively, with annual increases of at least 7.5%, as determined by the board of directors or the compensation committee.
     Each employment agreement, as amended, provides that on the initiation of the first test well in the Baltic Concession, which commenced in late January 1997, the executive employee is entitled to receive a bonus in the form of a $100,000 credit that may be applied against the exercise of options to purchase common stock. The Company has accrued $200,000 at December 31, 1997 to reflect this obligation. The terms of such employment agreements are automatically extended for an additional year on the anniversary date of each such agreement. In the event of termination of employment resulting from a change in control of the Company not approved by the Board of Directors, each of the two officers would be entitled to a termination payment equal to 150% of his annual salary at the time of termination and the value of previously granted employee benefits, including stock options and stock awards.

     On July 1, 1996, the Company entered into a three-year employment agreement with Jerzy B. Maciolek, who is an officer of the Company, providing for an
     initial annual salary of $96,000   with an annual increase to be
     determined by the Company's board of directors or the compensation committee. The employment agreement also provides for annual bonuses of up to $100,000, payable in cash or stock or options, as may be determined by the board of directors or the compensation committee, based on the progress of projects which Mr. Maciolek is primarily engaged. In the event the employment contract is terminated by the Company, other than for cause, or by Mr. Maciolek for cause or because of a change in control of the Company, Mr. Maciolek is entitled to a termination payment equal to any accrued but unpaid salary and unreimbursed expenses and benefits plus his salary for the remaining term of the employment agreement. Additionally, all options held by Mr. Maciolek shall immediately vest and not be forfeited. The agreement will automatically be extended for an additional one year upon each anniversary date of the effective date unless otherwise terminated pursuant to the terms thereof.


     Consulting Agreement
     --------------------

     The Company entered into a consulting agreement, effective August 3, 1995, with a director's consulting company under which it advises the Company respecting future financing alternatives, identifying possible sources of debt and equity financing, with particular emphasis on funding for the Company's Polish activities and the Company's relationship with the investment community at a fee of $10,000 per month commencing October 15, 1995, and continuing through December 31, 1997. The agreement was extended through December 31, 1998 at a rate of $15,000 per month.

12.   Disclosure About Oil and Gas Properties and Producing Activities:

     The Company's significant oil and gas properties are located in Montana, Nevada, Utah and Poland.

     For the years ended December 31, 1997, 1996 and 1995, the Company sold over 85% of its total oil sales to one purchaser located in Montana. The Company believes this purchaser could be replaced, if necessary, without a loss in revenue.

     Capitalized costs relating to oil and gas producing activities as of December 31, 1997 and 1996 are summarized as follows:

                                          United
                                          States      Poland      Total
                                        ----------  ----------  ----------
                                                  (In thousands)

      December 31, 1997:
      Proved properties                 $  7,359    $    --     $ 7,359
      Unproved properties                    710        460       1,170
                                        ----------  ----------  ----------
                                           8,069        460       8,529
      Less accumulated depreciation,
        depletion and amortization          (912)        --        (912)
                                        ----------  ----------  ----------
                                        $  7,157    $   460     $ 7,617
                                        ==========  ==========  ==========


      December 31, 1996:
      Proved properties                 $  7,172    $    --     $ 7,172
      Unproved properties                    132        394         526
                                        ----------  ----------  ----------
                                           7,304        394       7,698
      Less accumulated depreciation,
      depletion and amortization            (652)        --        (652)
                                        ----------  ----------  ----------
                                        $  6,652    $   394     $ 7,046
                                        ==========  ==========  ==========


     Costs incurred in oil property acquisition, exploration and development activities during the years ended December 31, 1997, 1996 and 1995, whether capitalized or expensed, are summarized as follows:

                                          United
                                          States      Poland      Total
                                        ----------  ----------  ----------
                                                  (In thousands)
         December 31, 1997:
         Acquisition of properties:
          Proved                        $     --    $    --     $    --
          Unproved                           733         66         799
         Exploration costs                 1,419      3,895       5,314
         Development costs                   187         --         187
                                        ----------  ----------  ----------
                                        $  2,339    $ 3,961     $ 6,300
                                        ==========  ==========  ==========


         December 31, 1996:
         Acquisition of properties:
          Proved                        $     10    $    --     $    10
          Unproved                            97        274         371
         Exploration costs                   676      1,750       2,426
         Development costs                   907         --         907
                                        ----------  ----------  ----------
                                        $  1,690    $ 2,024     $ 3,714
                                        ==========  ==========  ==========


         December 31, 1995:
         Acquisition of properties:
          Proved                        $     48    $    --     $    48
          Unproved                            16        370         386
         Exploration costs                   533        214         747
         Development costs                 1,175         --       1,175
                                        ----------  ----------  ----------
                                        $  1,772    $   584     $ 2,356
                                        ==========  ==========  ==========


13.   Summary Oil and Gas Reserve Data (Unaudited):

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

     Estimated Quantities of Proved Oil Reserves
     -------------------------------------------

     Following is a reconciliation of the Company's interest in net quantities of proved oil reserves. All proved oil reserves are located in the United States. Proved reserves are the estimated quantities of crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions. Changes in estimated oil reserves of the Company for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                         For the Years Ended December 31,
                                    -----------------------------------------
                                        1997           1996          1995
                                    ------------   ------------  ------------
                                                      (Bbls)
    Total proved reserves:
    Beginning of year                5,442,780      5,257,173      5,733,813
    Purchase of minerals in-place           --             --        146,465
    Extensions and discoveries          18,130             --             --
    Revisions of previous estimates   (575,152)       315,625       (488,097)
    Production                        (126,271)      (130,018)      (135,008)
                                    ------------   ------------  ------------
    End of year                      4,759,487      5,442,780      5,257,173
                                    ------------   ------------  ------------
    Proved developed reserves:
    Beginning of year                2,828,743      2,682,673      2,654,995
                                    ------------   ------------  ------------
    End of year                      2,281,822      2,828,743      2,682,673
                                    ------------   ------------  ------------

     The increase in 1996 was principally due to a substantial increase in oil prices at year-end 1996 compared to year-end 1995, resulting in an increase in the economic life of the proved reserves. The decrease in 1997 was principally due to a substantial decrease in oil prices at year-end 1997 as compared to year-end 1996, resulting in a decrease in the economic life of the proved reserves.

     Standardized Measure of Discounted Future Net Cash Flows and Changes
     --------------------------------------------------------------------
     Therein Relating to Proved Oil Reserves
     ---------------------------------------

     Estimated discounted future net cash flows and changes therein were determined in accordance with SFAS No. 69. Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is essential for a proper understanding and assessment of the data presented.

     Future net cash flows were computed by applying the year-end oil prices of $13.81, $21.38 and $16.48 for the years ended December 31, 1997, 1996 and
     1995, respectively, and production costs per bbl of $6.86, $7.53 and $6.72 for 1997, 1996 and 1995, respectively, to the period-end quantities of the Company's proved reserves.

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

     A discount rate of 10% per year was used to reflect the timing of the future net cash flows.

                                                   As of December 31,
                                        --------------------------------------
                                           1997          1996          1995
                                        ----------    ----------    ----------

Future cash flows                       $  65,740    $  116,405     $  86,643
Future production and development
 costs                                    (38,931)      (47,083)      (41,463)
                                        ----------    ----------    ----------
 Future net cash flows                     26,809        69,322        45,180
Future income tax expense                    (125)      (17,880)      (11,628)
                                        ----------    ----------    ----------
 Future net cash flows                     26,684        51,442        33,552
10% annual discount for estimated
 timing of cash flows                     (13,109)      (25,158)      (15,891)
                                        ----------    ----------    ----------
 Standardized measure of discounted
  future net cash flows                 $  13,575     $  26,284     $  17,661
                                        ----------    ----------    ----------



     The following are principal sources of changes in the standardized measure of discounted future net cash flows:

                                                     December 31,
                                        --------------------------------------
                                           1997          1996          1995
                                        ----------    ----------    ----------

                                                  (In thousands)
     Balance, beginning of year          $ 26,284      $ 17,661     $  16,753
     Sales of oil produced, net of
      production costs                       (801)       (1,120)         (709)
     Net changes in prices and            (16,707)       11,374         4,663
      production costs
     Purchases of minerals in place            --            --           681
     Extensions and discoveries, net of
      future costs                            108            --            --
     Changes in estimated future
      development costs                       (79)           (1)          349
     Development costs incurred during
      the year                                394         1,070         1,298
     Revisions in previous quantity        (1,969)        2,234        (2,467)
      estimates
     Accretion of discount                  2,628         1,766         1,675
     Net change in income taxes             9,071        (3,015)       (2,178)
     Changes in rates of production and
      other                                (5,354)       (3,685)       (2,404)
                                        ----------    ----------    ----------
     Balance, end of year                $ 13,575      $ 26,284     $  17,661
                                        ==========    ==========    ==========



14.  Subsequent Events:

     On February 17, 1998, two of the Company's officers elected to exercise their options to purchase 150,000 shares each, 300,000 shares in total, of the Company's common stock at a price of $1.50 per share. The closing price of the Company's common stock on the NASDAQ exchange was $7 3/8 on February 17, 1998. Both officers paid for the cost of their option exercise by utilizing a $100,000 bonus credit they received in 1997 and signing a full recourse note payable to the Company in the amount of $125,000 which is due on or before December 31, 1998, and bears interest at a rate of 7.7%.

     On February 27, 1998 the Company signed an agreement with Apache, whereby Apache may earn a fifty-percent interest in the Company's Western Carpathian Concession. Under terms of the agreement, Apache agreed to pay the Company $500,000 in initial cash consideration, all concession costs, usufruct costs, training fees, the cost of acquiring 350 kilometers of 2D seismic and the cost of drilling three exploratory wells, Apache will be the operator of the Western Carpathian Concession.

     On February 27, 1998, the Company also signed an option agreement with Apache, whereby Apache may elect to earn a fifty-percent interest in the Company's Pomeranian Concession. Apache has agreed to reprocess approximately 1,000 kilometers of existing seismic data in the Pomeranian Concession. Within six months of receiving the seismic data, but no later than December 31, 1998, Apache must make an election to participate or not participate in exploring the Pomeranian Concession with the Company. If Apache elects to participate in the Pomeranian Concession, it will be required to pay all concession, usufruct and training costs, the costs of acquiring 600 kilometers of additional 2D seismic and the cost of drilling one exploratory well during the first three year exploration period.