Form 10KSB/A
period 1997-12-31
FX ENERGY INC
filed 1998-03-31
CIK 907649

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-KSB/A

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

                         COMMON STOCK, PAR VALUE $0.001;
                        PREFERRED STOCK PURCHASE RIGHTS
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.Yes   x
No    [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for the fiscal year ended December 31, 1997, were $2,808,625.

As of March 16, 1998, the aggregate market price of the voting stock held by non-affiliates was approximately $105,573,977.

As of March 16, 1998, the Company had outstanding 12,991,882 shares of its common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or
(c) under the Securities Act of 1933.  The listed documents should be clearly
described for identification purposes   (e.g., annual report to security
holders for fiscal year ended December 31, 1990): THE COMPANY'S DEFINITIVE PROXY STATEMENT IN CONNECTION WITH THE 1998 ANNUAL MEETING OF STOCKHOLDERS IS INCORPORATED BY REFERENCE IN RESPONSE TO PART III OF THIS ANNUAL REPORT.


     Form 10-KSB filed by FX Energy, Inc. on March 23, 1998, is hereby amended to include exhibits listed on Item 13 as Items 10.04 and 10.09, but which were inadvertently omitted from the original filing.

-------------------------------------------------------------------------------
                                   SIGNATURES
-------------------------------------------------------------------------------


     In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 30, l998.           FX ENERGY, INC.
                                   (Registrant)


                                   By /s/  Scott J. Duncan, Vice President






                                       0