Form 10QSB
period 1998-03-31
FX ENERGY INC
filed 1998-05-06
CIK 907649

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    For the quarterly period ended March 31, 1998




                             Commission File No. 0-25386


                                FX ENERGY, INC.
             (Exact name of registrant as specified in its charter)

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X         No


The number of shares of $.001 par value common stock outstanding as of April 30, 1998 was 12,991,892.

                        FX ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                                March         December
                                              31, 1998        31, 1997
                                              ----------     ----------
                                             (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                   $3,611,276     $ 4,511,919
 Investment in marketable debt securities     4,194,292       3,940,582
 Accounts receivable:
  Accrued oil sales                             144,026         200,414
  Interest receivable                           112,999          43,561
  Joint interest owners and others              740,769         587,473
 Inventory                                       64,771          67,382
 Other current assets                            69,099          87,013
                                             ----------      ----------
   Total current assets                       8,937,232       9,438,344


Property and equipment, at cost:
 Oil and gas properties (successful
 efforts method):
  Proved                                      7,399,840       7,358,552
  Unproved                                    1,184,408       1,169,521
 Other property and equipment                 2,362,867       2,253,750
                                             ----------      ----------
                                             10,947,115      10,781,823

 Less accumulated depreciation, depletion    (2,189,238)     (2,021,175)
 and amortization
                                             ----------      ----------
   Net property and equipment                 8,757,877       8,760,648

Other assets:
 Certificates of deposit                        356,500         356,500
                                             ----------      ----------
     Total other assets                         356,500         356,500


TOTAL ASSETS                                 $18,051,609    $18,555,492
                                             ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                           $   438,633     $   654,809
 Accrued liabilities                              5,636         289,139
                                             -----------     -----------
   Total current liabilities                    444,269         943,948
                                             -----------     -----------

     Total liabilities                          444,269         943,948
                                            -----------     -----------

Stockholders' equity
 Common stock, $.001 par value,
  30,000,000 shares authorized, 12,991,882
  issued and outstanding as of March 31,
  1998 and 12,661,881 shares issued and
  outstanding as of December 31, 1997            12,992          12,662
 Additional paid-in capital                  30,892,422      30,377,852
 Accumulated deficit                        (13,298,074)    (12,778,970)
                                            -----------     -----------
   Total stockholders' equity                17,607,340      17,611,544
                                            -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                      $18,051,609     $18,555,492
                                            ===========     ===========




    The accompanying notes are an integral part of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                        For the three months ended
                                                 March 31,
                                        ---------------------------
                                            1998            1997
                                        -----------      ----------
Revenues:
     Oil sales                         $    331,828     $   578,977
     Drilling revenue                             -             300
     Gain on sale of property
      interests                             466,891               -
                                       ------------     -----------
            Total revenues                  798,719         579,277
                                       ------------     -----------

Operating costs and expenses:
     Lease operating costs                  285,462         353,517
     Production taxes                        20,899          37,339
     Geological and geophysical
       costs                                251,920         215,831
     Exploratory dry hole costs              12,324       1,116,902
     Drilling costs                          11,386          15,498
     Depreciation, depletion and
       amortization                         178,796         144,822
     General and administrative             741,669         643,677
                                       ------------     -----------
            Total operating costs
             and expenses               $ 1,502,456     $ 2,527,586
                                       ------------     -----------


Operating loss                             (703,737)     (1,948,309)
                                       ------------     -----------

Other income (expense):
     Interest and other income              184,633         202,831
     Interest expense                             -         (33,233)
                                       ------------     -----------
            Total other income              184,633         169,598
                                       ------------     -----------

Net loss                               $   (519,104)   $ (1,778,711)
                                       ============    ============


Basic and diluted net loss per
common share                           $       (.04)   $       (.14)
                                       ============    ============


Basic and diluted weighted average
number of shares outstanding             12,822,704      12,552,261
                                         ==========      ==========





    The accompanying notes are an integral part of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                               For three months ended
                                                     March 31,
                                               ----------------------
                                                1998            1997
                                               ------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                    $(519,104)   $(1,778,711)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation, depletion and amortization     178,796        144,822
  Gain on sale of property interests          (466,891)             -
  Exploratory dry hole costs                         -        210,205
  Increase (decrease) from changes in:
   Accounts receivable                         414,929       (347,966)
   Inventory                                     2,611          1,750
   Other current assets                         17,914         42,734
   Accounts payable and accrued
    liabilities                               (299,679)       250,191
                                             ---------     ----------

     Net cash used in operating activities    (671,424)    (1,476,975)
                                             ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to oil and gas properties           (89,284)      (227,198)
 Additions to other property and equipment    (123,117)      (113,189)
 Additions to other assets                           -         (1,854)
 Proceeds from sale of property interests      500,000              -
 Proceeds from sale of other property and        3,267              -
   equipment
 Advances to officers                         (331,275)             -
 Purchase of marketable debt securities     (4,038,710)             -
 Proceeds from maturing marketable debt
 securities                                  3,785,000      5,476,574
                                             ---------     ----------
     Net cash provided by (used in)
      investing activities                    (294,119)     5,134,333
                                             ---------     ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long term debt                        -        609,117
 Proceeds from exercise of warrants and
 options                                        64,900        162,052
                                             ---------     ----------
   Net cash provided by financing
    activities                                  64,900        771,169
                                             ---------     ----------


INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                  (900,643)     4,428,527

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                      4,511,919      8,345,914
                                            ----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  $3,611,276    $12,774,441
                                            ==========    ===========


NON CASH INVESTING ACTIVITIES

On February 17, 1998, two Company officers exercised their options to purchase 150,000 shares each of the Company's common stock at $1.50 per share. Each officer utilized a $100,000 bonus credit and a $125,000 note payable to the Company to exercise the options.

   The accompanying notes are an integral part of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and Subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy's annual report on Form 10-KSB for the year ended December 31, 1997, including the financial statements and notes thereto.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. At March 31, 1998, the Company owned 100% of the voting stock of its subsidiaries, including FX Producing Company, Inc. ("FX Producing").

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

     Certain balances in the 1997 financial statements have been reclassified to conform to the current quarter presentation. These changes had no effect on total assets, total liabilities, stockholders' equity or net loss.


NOTE 2:   INCOME TAXES

     The Company recognized no income tax benefit from the losses generated in the first quarter of 1998 and the first quarter of 1997.

NOTE 3:   COMMON STOCK

     During the first quarter of 1998, options for 301,000 shares and warrants for 29,000 shares of the Company's common stock were exercised, resulting in proceeds of $452,000 and $63,000, respectively.

     In connection with the purchase of the Company's producing oil properties and well servicing equipment in 1994, the Company agreed to issue to the former owners up to 400,000 shares of Company common stock in semi-annual increments of 50,000 shares each beginning October 1, 1994 on the attainment of certain levels of oil production from the properties acquired. The oil production levels from October 1, 1994 through April 1, 1998 were not attained. No additional shares were issued and the Company has no further obligations under the agreement.

NOTE 4:   LOANS TO OFFICERS

     During the quarter ended March 31, 1998, the Company advanced $50,000 to an officer, bringing the total advances to such officer to $200,000, payable with interest at 7.7% on December 31, 1998.

     On February 17, 1998, two of the Company's officers exercised options that were to expire on May 6, 1998, to purchase 150,000 shares each of the Company's Common Stock at a price of $1.50 per share. The closing price of the Company's Common Stock was $7.375 per share on February 17, 1998. The foregoing option exercises resulted in taxable income at ordinary rates to each executive of $881,250, the amount by which the market price of the stock as of the date of exercise exceeded the exercise price for the 150,000 shares purchased, notwithstanding the fact that the transaction generated no cash with which the executives could pay such taxes. In order to assist such executives in meeting these income tax and other obligations so that they would not be required to raise funds through the premature sale of Common Stock in the trading market before the opportunity for the Company to realize results from currently planned exploration drilling, the disinterested directors unanimously approved interim loans to such individuals to assist them in meeting their short-term obligations. The officers paid for the cost of their option exercise by utilizing a $100,000 bonus credit received by each of the officers in 1997 and signing a full recourse note payable to the Company for $125,000 each due, with interest at 7.7%, by December 31, 1998. The officer loans have been classified in the March 31, 1998 Consolidated Balance Sheet as "Accounts Receivable - Joint interest owners and others."

NOTE 5:   SUBSEQUENT EVENTS

     On April 10, 1998, in consideration of the agreement of two officers not to sell stock in market transactions, the Company agreed to $1,270,000 in additional advances to such officers through April 15, 1999. Under the new arrangement, all amounts due from such officers, including amounts for the exercise of options, discussed above, are now repayable, with interest at 7.7% from the date of the separate advances, in cash or by the delivery of Common Stock, by December 31, 1999. The loans are evidenced by non-recourse promissory notes and secured by pledges of shares of Common Stock with a value at $7.375 per share, the market price of the shares on the date of exercise, equal to the total amount of the loans. Both of the officers agreed to not sell any Common Stock until the later of the announcement of the results of the first two Apache exploratory wells in Poland or the first commercially successful well in Poland or December 31, 1998. Thereafter, the Company may demand payment of the obligations on 45 days' written notice, in which case the officers may elect to repay the obligation by paying cash or tendering the shares of Common Stock pledged as security or other shares with a current market value equal to the amount due. The loans may be prepaid by the executives at any time.

      On April 17, 1998, the Company signed a Prospect Agreement with Apache Corporation ("Apache") which established an Area of Mutual Interest ("AMI") within the Polish Lowlands, in central Poland. The AMI covers an area applicable to the Study Agreement dated March 15, 1998 between the Company, Apache and the University of Mining and Metallurgy in Cracow, the purpose of which is to review existing data in the Polish Lowlands for exploration and development opportunities. The Study Agreement area contains essentially all of the productive and potentially productive areas within Poland other than the Carpathians and the Baltic Syneclise where the Company already holds significant acreage positions. Under terms of the Prospect Agreement, the Company and Apache will each have a fifty percent interest in any exploration or development
prospects generated from the Study Agreement.   The Polish Oil and Gas Company
("POGC") is contributing a substantial amount of data to the project and controls approximately half of the acreage covered by the AMI. The Company and Apache anticipate granting POGC an option to participate in any projects developed as a result of the study agreement.


                                    ITEM 2.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

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

FINANCIAL CONDITION

     Working Capital

     The Company's working capital was $8,493,000 at March 31, 1998, virtually unchanged as compared to $8,494,000 at December 31, 1997.

     Operating Activities

     Net cash used in operating activities was $671,000 during the first three months of 1998, a decrease of $806,000, as compared to $1,477,000 for the same
period of 1997.    The decrease is primarily attributable to a smaller net loss during the first quarter of 1998, as compared to the same period in 1997.

     Investing Activities

     Net cash used in investing activities was $294,000 during the first three months of 1998, as compared to net cash provided by investing activities of $5,134,000 during the same period of 1997. During the first three months of 1998, the Company spent $41,000 to upgrade its producing operations (primarily in the Cut Bank field in northern Montana), $48,000 for additional undeveloped leasehold ($33,000 in the Baltic Concession and $15,000 in the Williston Basin), a net amount of $83,000 to upgrade its drilling and well servicing equipment and $37,000 for additional office equipment. Also, during the first quarter of 1998, the Company received $500,000 from Apache as an up front cash payment relating to Apache's participation in the Company's Western Carpathian Concession, advanced $331,000 to officers of the Company (see Notes 4 and 5 to the financial statements) and had a net increase in marketable debt securities of $254,000. During the first three months of 1997, the Company spent $51,000 upgrading its producing operations (primarily in the Cut Bank field), $176,000 in acquiring additional undeveloped leasehold in Poland and the Williston
Basin, $75,000 upgrading its drilling and well servicing equipment and $38,000 for office equipment in the Salt Lake City office. In 1997, the Company also received $5,477,000 in proceeds from maturing marketable debt securities.

     The Company currently has unproved capitalized costs of $1,184,000,
including $723,000 domestically and $461,000 in Poland.   In accordance with
generally accepted accounting principles, should the Company determine that prospects' capitalized costs are not recoverable following unsuccessful exploration drilling or otherwise, the Company would record an impairment charge which may materially and adversely affect the Company's results of operations for the period during which such impairment is recognized. There were no impairments in the first quarter of 1998 or the first quarter of 1997.

     Financing Activities

     Net cash provided by financing activities was $65,000 during the first three months of 1998, a decrease of $706,000, as compared to $771,000 in the same period of 1997. During the first quarter of 1998, options and warrants for 330,000 shares were exercised, resulting in net proceeds of $515,000, of which the Company received $65,000 in cash. During the first quarter of 1997, the Company received advances of $609,000 from RWE-DEA and $162,000 from the exercise of options and warrants representing 91,834 shares.

     Capital Requirements

     Historically, the Company has relied primarily on proceeds from the sale of equity securities to fund its operating and investing activities. During 1997, 1996 and 1995, the Company received net proceeds from the sale of securities of it and its subsidiaries, net of redemptions, of $253,000, $20,400,000 and $3,711,000, respectively. The Company also benefits from funds provided by its strategic partners relating to various exploratory projects.

     During 1998, the Company expects to have substantially all the cost of its share of the initial phase of exploratory activities in Poland covered by Apache and other industry partners. The primary focus for 1998 is expected to be in the Lublin Concession, where Apache is obligated to pay all of the cost to drill four exploratory wells and to shoot 2D seismic at an estimated cost of $4,000,000, of which the Company's share would be approximately $300,000.

      As a result of the foregoing, the Company expects to spend limited amounts of its capital in connection with the initial exploration program now underway in Poland during 1998. However, the Company will likely face significant demands on its capital and may require additional capital if the exploration program results in one or more discoveries that warrant development. In addition, the Company is actively seeking development opportunities in cooperation with both POGC and Apache, which could also create demands on the Company's capital and perhaps require additional capital. Prior to the end of 1998, the Company may need additional capital to accelerate planned exploration and development programs in Poland. If exploration of the Lublin, Baltic, Western Carpathian, Northern Carpathian or Pomeranian Concession is successful in proving commercial oil and/or gas reserves, the Company may require additional capital to fund a multi-well development program, production facilities, pipelines or to purchase other assets required to support large-scale production. The Company has no arrangement for any such additional financing, but may seek required funds from the sale of additional securities, project financing, strategic alliances with other energy or financial partners or other arrangements, all of which may dilute the interest of existing shareholders in the Company or the Company's interest in the specific project financed. There can be no assurance that additional funds could be obtained or, if obtained, would be on terms favorable to the Company.


RESULTS OF OPERATIONS

     Comparison of the First Quarter 1998 to the First Quarter 1997

     Oil sales decreased $247,000 in the first quarter of 1998 to $332,000, as
compared to $579,000 in the same quarter of 1997.   The average price per bbl
was $11.28 during the first quarter of 1998, a decrease of $7.32 or 39.4%, as compared to $18.60 for the same period of 1997. Oil production for the first quarter of 1998 was 29,418 bbls, a decrease of 1,704 bbls or 5.5%, as compared to 31,122 bbls, for the same period of 1997. The decrease in production is attributable to the natural decline associated with the Company's oil properties.

     Drilling revenues were zero for the first quarter of 1998, as compared to $300 for the same period of 1997. The Company typically keeps its drilling rig idle during the winter months. No exploratory wells were drilled with the Company's drilling rig during the first quarter of 1998 or the first quarter of
1997.    Drilling revenue will vary with the timing of wells being drilled, costs of the wells and the Company's working interest.

     Gain on sale of property interests was $467,000 during the first quarter of 1998, as compared to no gain on sale of property interests for the same period of 1997. During the first quarter of 1998, Apache paid the Company $500,000 as up-front cash consideration relating to its participation in the Western Carpathian Concession, which was offset by associated costs of $33,000.

     Lease operating costs were $285,000 for the first quarter of 1998, a decrease of $69,000 as compared to $354,000 for the same period of 1997. During the first quarter of 1998, the Company initiated a program to substantially reduce its operating costs and to defer workovers until the price of oil rebounds from its current depressed level.

     Production taxes were $21,000 for the first quarter of 1998, a decrease of $16,000 as compared to $37,000 in the same period of 1997. The decrease was attributable to a 39.4% decrease in the price of oil per bbl and an oil production decrease of 5.5% in the first quarter of 1998 as compared to the first quarter of 1997.

     Geological and geophysical costs ("G&G") were $252,000 during the first quarter of 1998, an increase of $36,000 as compared to $216,000 in the same period of 1997. During the first quarter of 1998 and 1997 the Company's exploratory efforts were focused on Poland and the Company plans to continue to do so in the future.

     Exploratory dry hole costs were $12,000 during the first quarter of 1998, a decrease of $1,105,000, as compared to $1,117,000 during 1997. During the first quarter of 1998, the Company did not drill any exploratory dry holes. However, the Company did incur additional dry hole costs associated with exploratory dry holes drilled in 1997 during the first quarter of 1998. During the first quarter of 1997, the Company drilled the Orneta #1 on its Baltic Concession at a cost of $1,117,000.

     Drilling costs were $11,000 during the first quarter of 1998, a $4,000 decrease as compared to $15,000 in the same period of 1997. The Company's drilling rig was idle and was not used for exploratory drilling during the first quarter of 1998 or the first quarter of 1997.

     Depreciation, depletion and amortization ("DD&A") was $179,000 for the first quarter of 1998, an increase $34,000 as compared to $145,000 in the same period of 1997. The effective DD&A rate for the Company's producing properties increased $0.43 per bbl to $2.50 per bbl during the first quarter of 1998, as compared to $2.07 per bbl during the first quarter of 1997, due primarily to lower volumetric reserves at the of 1997, as compared to the end of 1996. DD&A for the first quarter of 1998 also increased as compared to the same quarter in 1997, due to equipment additions after the first quarter of 1997.

     There were no leasehold impairments in the first quarter of 1998 or the first quarter of 1997. Leasehold impairments will vary from quarter to quarter and year to year based upon management's periodic assessment to determine whether any unproved properties have been impaired.

     General and administrative expenses ("G&A") were $742,000 for the first quarter of 1998, an increase of $98,000 over $644,000 over the same period of 1997. The increase was primarily due to additional professional, legal, travel and other G&A costs associated with the Company's expanding Polish operations.

     Interest and other income was $185,000 for the first quarter of 1998, a decrease $18,000 as compared to $203,000 in the same period of 1997. The decrease is primarily due to lower interest earned on the Company's cash and marketable debt securities. The Company had $7,805,000 of cash and marketable debt securities on hand at the end of the first quarter of 1998, as compared to $12,774,000 at the end of the first quarter of 1997.

     Interest expense was zero for the first quarter of 1998, as compared to $33,000 during the same period of 1998. The Company had no outstanding long-term debt as of March 31, 1998. During 1997, the Company incurred interest expense of $33,000 relating to advances received from RWE-DEA for joint operations on the Company's Baltic Concession. On June 30, 1997, RWE-DEA elected not to earn an interest in the Company's Baltic Concession and the Company eliminated its outstanding debt associated with RWE-DEA of $3,076,000 and recognized it as an extraordinary gain.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The following exhibits are included as part of this report:

EXHIBIT    SEC
NUMBER  REFERENCE              TITLE OF DOCUMENT               LOCATION
         NUMBER
------- --------- ------------------------------------------   ---------

Item 10          Material Contracts
-----------------------------------
 10.01     10    Promissory Note for $125,000 dated February  This
                  17, 1998, payable by David N. Pierce to FX Filing Energy, Inc. on or before December 31, 1998

 10.02     10    Promissory Note for $125,000 dated February  This
                  17, 1998, payable by Andrew W. Pierce to    Filing
                  FX Energy, Inc. on or before December 31,
                  1998

 10.03     10    Memorandum of Understanding regarding        This
                  officer loans signed April 10, 1998 and     Filing
                  dated effective March 25, 1998

 10.04     10    Non-Recourse Promissory Note of David N.     This
                  Pierce signed April 10, 1998 and dated      Filing
                  March 25, 1998 in the amount of $950,954

 10.05     10    Pledge and Security Agreement between FX     This
                  Energy, Inc. and David N. Pierce signed     Filing
                  April 10, 1998 and dated effective March
                  25, 1998

 10.06     10    Agreement to Hold Collateral between         This
                  FX Energy, Inc. and David N. Pierce and     Filing
                  Kruse, Landa & Maycock as agent to hold
                  collateral signed April 10, 1998 and dated effective March 25, 1998

 10.07     10    Non-Recourse Promissory Note of Andrew W.    This
                  signed April 10, 1998 and dated March       Filing
                  25, 1998 in the amount of $769,924

 10.08     10    Pledge and Security Agreement between FX     This
                  Energy, Inc. and Andrew W. Pierce signed    Filing
                  April 10, 1998 and dated effective March
                  25, 1998

 10.09     10    Agreement to Hold Collateral between         This
                  FX Energy, Inc. and Andrew W. Pierce        Filing
                  and Kruse, Landa & Maycock as agent
                  to hold collateral signed April 10, 1998
                  and dated effective March 25, 1998

Item 27          Financial Data Schedule
-----------------------------------------
 27.01     27    Financial Data Schedule                      This
                                                              Filing



 (b)     REPORTS ON FORM 8-K

           During the quarter ended March 31, 1998, the Company filed the following reports on Form 8-K

    DATE OF EVENT REPORTED          ITEM(S)  REPORTED
    -----------------------         ------------------------------------
    January 26, 1998                 Item 5.   Other Events

    March 23, 1998                   Item 5.   Other Events
                                     Item 7.   Financial Statements and
                                     Exhibits


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FX ENERGY, INC.
                                    (Registrant)


Date:  May 6, 1998                  By  /s/ David N. Pierce
                                        Chief Executive Officer, President,
                                        Chief Financial and Accounting Officer,
                                        and Director