Form 10-Q/A
period 1998-03-31
FX ENERGY INC
filed 1998-07-15
CIK 907649

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1

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

                        FX ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                        For the three months ended
                                                 March 31,
                                        ---------------------------
                                            1998            1997
                                        -----------      ----------
Revenues:
     Oil sales                         $    331,828     $   578,977
     Drilling revenue                             -             300
     Gain on sale of property
      interests                             466,891               -
                                       ------------     -----------
            Total revenues                  798,719         579,277
                                       ------------     -----------

Operating costs and expenses:
     Lease operating costs                  285,462         353,517
     Production taxes                        20,899          37,339
     Geological and geophysical
       costs                                251,920         215,831
     Exploratory dry hole costs              12,324       1,116,902
     Drilling costs                          11,386          15,498
     Depreciation, depletion and
       amortization                         178,796         144,822
     General and administrative             741,669         643,677
                                       ------------     -----------
            Total operating costs
             and expenses               $ 1,502,456     $ 2,527,586
                                       ------------     -----------


Operating loss                             (703,737)     (1,948,309)
                                       ------------     -----------

Other income (expense):
     Interest and other income              184,633         202,831
     Interest expense                             -         (33,233)
                                       ------------     -----------
            Total other income              184,633         169,598
                                       ------------     -----------

Net loss                               $   (519,104)   $ (1,778,711)
                                       ============    ============


Basic and diluted net loss per
common share                           $       (.04)   $       (.14)
                                       ============    ============


Basic and diluted weighted average
number of shares outstanding             12,822,704      12,552,261
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

NOTE 5:   SUBSEQUENT EVENTS

     On April 10, 1998, in consideration of the agreement of two officers not to sell stock in market transactions, the Company agreed to $1,270,000 in additional advances to such officers through April 15, 1999. Under the new arrangement, all amounts due from such officers, including amounts for the exercise of options, discussed above, are now repayable, with interest at 7.7% from the date of the separate advances, in cash or by the delivery of Common Stock, by December 31, 1999. The loans are evidenced by limited recourse promissory notes. The repayment of $125,000 under each loan, the amount of the exercise price of the options, is a full recourse obligation under the note. To the extent of all amounts in excess of $125,000 in principal and interest, the notes are non-recourse and are secured by pledges of shares of Common Stock with a value at $7.375 per share, the market price of the shares on the date of exercise, equal to the total amount of the loans. Both of the officers agreed to not sell any Common Stock until the later of the announcement of the results of the first two Apache exploratory wells in Poland or the first commercially successful well in Poland or December 31, 1998. Thereafter, the Company may demand payment of the obligations on 45 days' written notice, in which case the officers may elect to repay the obligation by paying cash or tendering the shares of Common Stock pledged as security or other shares with a current market value equal to the amount due. The loans may be prepaid by the executives at any time, and any payments shall be first applied against the full recourse obligations of the loan.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The following exhibits are included as part of this report:

EXHIBIT    SEC
 NUMBER REFERENCE               TITLE OF DOCUMENT                      LOCATION
         NUMBER
------- ---------  -------------------------------------------------   ---------

Item 10           Material Contracts
------------------------------------
 10.01     10   Promissory Note for $125,000 dated February 17, 1998,   Initial
                 payable by David N. Pierce to FX Energy, Inc. on or     Filing
                 before December 31, 1998

 10.02     10   Promissory Note for $125,000 dated February 17, 1998,   Initial
                 payable by Andrew W. Pierce to FX Energy, Inc. on or    Filing
                 before December 31, 1998

 10.03     10   Memorandum of Understanding (reformed June 19, 1998)    This
                 regarding officer loans                                Filing

 10.04     10   Limited Recourse Promissory Note of David N. Pierce     This
                 (reformed June 19, 1998) in the amount of $950,54      Filing

 10.05     10   Pledge and Security Agreement (reformed June 19, 1998)  This
                 between FX Energy, Inc. and David N. Pierce            Filing

 10.06     10   Agreement to Hold Collateral (reformed June 19, 1998)   This
                between FX Energy, Inc. and David N. Pierce and Kruse,  Filing
                Landa & Maycock, LLC, as agent to hold collateral

 10.07     10   Limited Recourse Promissory Note of Andrew W. Pierce    This
                 (reformed June 19, 1998) in the amount of $769,924     Filing

 10.08     10   Pledge and Security Agreement (reformed June 19, 1998)  This
                 between Energy, Inc. and Andrew W. Pierce              Filing

 10.09     10   Agreement to Hold Collateral (reformed June 19, 1998)   This
                 between FX Energy, Inc. and Andrew W. Pierce and       Filing
                 Kruse, Landa & Maycock, LLC, as agent to hold collateral

Item 27         Financial Data Schedule
-----------------------------------------
 27.01     27   Financial Data Schedule                                 Initial
                                                                        Filing



 (b)     REPORTS ON FORM 8-K

           During the quarter ended March 31, 1998, the Company filed the following reports on Form 8-K

    DATE OF EVENT REPORTED                  ITEM(S)  REPORTED
    -----------------------------           -----------------------------------

    January 26, 1998                        Item 5.   Other Events

    March 23, 1998                          Item 5.   Other Events
                                            Item 7.   Financial Statements
                                                       and Exhibits

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FX ENERGY, INC.
                                (Registrant)


Date:  July 10, 1998            By /s/ David N. Pierce
                                Chief Executive Officer, President, Chief
                                Financial and Accounting Officer, and Director