Form 10-Q
period 1998-06-30
FX ENERGY INC
filed 1998-08-10
CIK 907649

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1998



                             Commission File No. 0-25386


                                FX ENERGY, INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

               NEVADA                             87-0504461
    ------------------------------            -------------------
   (State or other jurisdiction of               (IRS Employer
   Incorporation or organization)             Identification No.)

                         3006 Highland Drive, Suite 206
                          Salt Lake City, Utah  84106
                     --------------------------------------
                    (Address of principal executive offices)

                                 (801) 486-5555
                           -------------------------
                          (Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X         No


The number of shares of $.001 par value common stock outstanding as of August 6, 1998, was 13,031,881.

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS


                        FX ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                     June         December
                                                  30, 1998        31, 1997
 ASSETS                                          ------------    ------------
                                                 (unaudited)
Current assets:
     Cash and cash equivalents                  $ 2,452,326     $  4,511,919
     Investment in marketable debt securities     3,957,168        3,940,582
     Accounts receivable:
          Accrued oil sales                         113,385          200,414
          Interest receivable                        75,617           43,561
          Joint interest owners and others          166,621          587,473
     Inventory                                       64,939           67,382
     Other current assets                            42,306           87,013
                                                 ----------       ----------
               Total current assets               6,872,362        9,438,344
                                                 ----------       ----------

Property and equipment, at cost:
     Oil and gas properties (successful
      efforts method):
          Proved                                  7,450,073        7,358,552
          Unproved                                1,184,408        1,169,521
     Other property and equipment                 2,431,013        2,253,750
                                                 ----------       ----------
                                                 11,065,494       10,781,823
                                                 ----------       ----------
     Less accumulated depreciation, depletion
      and amortization                           (2,364,295)      (2,021,175)
                                                 ----------       ----------
                Net property and equipment        8,701,199        8,760,648
                                                 ==========       ==========

Other assets:
     Certificates of deposit                        356,500          356,500
     Other                                          142,852                -
                                                 ----------       ----------
               Total other assets                   499,352          356,500
                                                 ----------       ----------

TOTAL ASSETS                                    $16,072,913      $18,555,492
                                                ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                           $   303,863      $   654,809
     Accrued liabilities                            405,168          289,139
                                                 ----------       ----------
          Total current liabilities                 709,031          943,948
                                                 ----------       ----------

Stockholders' equity:
     Common stock, $.001 par value, 30,000,000
       shares authorized, 13,011,881  issued and
       outstanding as of June 30, 1998 and
       12,661,881 shares issued and outstanding
       as of December 31, 1997                      13,012           12,662
     Notes receivable from officers             (1,021,270)              --
     Additional paid-in capital                 31,023,577       30,377,852
     Accumulated deficit                       (14,651,437)     (12,778,970)
                                                 ----------       ----------
          Total stockholders' equity             15,363,882       17,611,544
                                                 ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $16,072,913      $18,555,492
                                                ===========      ===========


    The accompanying notes are an integral part of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        For the three months ended   For the six months ended
                                                 June 30,                    June 30,
                                        --------------------------   ------------------------
                                           1998          1997          1998           1997

Revenues:
    Oil sales                          $  272,317    $  499,737    $   604,145   $1,078,714
    Drilling revenue                           --        72,166             --       72,466
    Gain on sale of property interests         --            --        466,891           --
                                       ----------    ----------    -----------   ----------
        Total revenues                    272,317       571,903      1,071,036    1,151,180
                                       ----------    ----------    -----------   ----------

Operating costs and expenses:
    Lease operating costs                 211,414       197,804        496,876      551,321
    Production taxes                       20,549        40,652         41,448       77,991
    Geological and geophysical costs      635,982       175,428        887,902      391,259
    Exploratory dry hole costs                 --       687,636         12,324    1,804,538
    Leasehold impairments                      --           435             --          435
    Drilling costs                          9,726       118,235         21,112      133,733
    Depreciation, depletion and
     amortization                         177,335       163,695        356,131      308,517
    General and administrative            682,226       605,104      1,423,895    1,248,781
                                       ----------    ----------    -----------   ----------
        Total operating costs and
         expenses                       1,737,232     1,988,989      3,239,688    4,516,575
                                       ----------    ----------    -----------   ----------

Operating loss                         (1,464,915)   (1,417,086)    (2,168,652)  (3,365,395)
                                       ----------    ----------    -----------   ----------

Other income (expense):
   Interest and other income              111,552       189,072        296,185      391,903
   Interest expense                            --       (49,506)            --      (82,739)
                                       ----------    ----------    -----------   ----------
        Total other income                111,552       139,566        296,185      309,164
                                       ----------    ----------    -----------   ----------

 Net loss before extraordinary gain    (1,353,363)  (1,277,520)    (1,872,467)   (3,056,231)

Extraordinary gain
   Baltic Project Area                         --     3,061,059            --     3,061,059
                                       ----------    ----------    -----------   ----------

Net income (loss)                     $(1,353,363)  $ 1,783,539   $(1,872,467)   $    4,828



 Basic  and diluted income (loss) per
 common share:
   Net loss before extraordinary gain       (0.10)        (0.10)        (0.15)        (0.24)
   Extraordinary gain                          --          0.24            --          0.24

                                       ----------    ----------    -----------   ----------
Basic and diluted income (loss) per
 common share                          $    (0.10)   $     0.14   $     (0.15)   $       --
                                       ==========    ==========   ===========    ==========



Weighted average number of common
 shares outstanding                    13,003,618    12,552,661    12,913,772    12,568,410
                                       ==========    ==========   ===========    ==========




   The accompanying notes are an integral part of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      For six months ended
                                                              June 30,
                                                       1998           1997
                                                    ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                            $ (1,872,467)  $      4,828
     Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
         Extraordinary gain                                 --     (3,061,059)
         Depreciation, depletion and                   356,131        308,517
          amortization
         Gain on sale of property interests           (466,891)
         Exploratory dry hole costs                         --        210,205
         Leasehold impairments                              --            435
         Common stock issued for services              119,375             --
         Increase (decrease) from changes in:
           Accounts receivable                         475,825       (214,912)
           Inventory                                     2,443             61
           Other current assets                         44,707         43,326
           Advances from non-operators                      --        239,941
           Accounts payable and accrued
            liabilities
                                                       (34,917)       (74,145)
             Net cash used in operating             ----------     ----------
              activities                            (1,375,794)    (2,542,803)
                                                    ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties              (139,517)      (653,909)
     Additions to other property and equipment        (193,541)      (242,935)
     Additions to other assets                        (142,852)       (11,866)
     Proceeds from sale of property interests          500,000             --
     Proceeds from sale of other property and
      equipment                                          3,267         13,051
     Advances to officers                             (771,270)            --
     Purchase of marketable debt securities         (5,391,586)    (2,587,589)
     Proceeds from maturing marketable debt          5,375,000      5,476,574
      securities
                                                    ----------     ----------
        Net cash provided by (used in)
         investing activities                         (760,499)     1,993,326
                                                    ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                           --      1,626,329
     Proceeds from exercise of warrants and             76,700        162,052
      options
                                                    ----------     ----------
        Net cash provided by financing
         activities                                     76,700      1,788,381
                                                    ----------     ----------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (2,059,593)     1,238,904

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     4,511,919      8,345,914
                                                    ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 2,452,326    $ 9,584,818
                                                    ==========     ==========


NON CASH INVESTING ACTIVITIES:
On February 17, 1998, two Company officers exercised their options to purchase 150,000 shares each of the Company's common stock at $1.50 per share. Each officer utilized a $100,000 bonus credit and a $125,000 note payable to the Company to exercise the options.

   The accompanying notes are an integral part of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and Subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy's quarterly report on Form 10-Q for the three months ended March 31, 1998 and the annual report on Form 10-KSB for the year ended December 31, 1997, including the financial statements and notes thereto.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. At June 30, 1998, the Company owned 100% of the voting stock of its subsidiaries, including FX Producing Company, Inc. ("FX Producing").

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

     Certain balances in the 1997 financial statements have been reclassified to conform to the current quarter presentation. These changes had no effect on total assets, total liabilities, stockholders' equity or net income (loss).

NOTE 2:   INCOME TAXES

     The Company recognized no income tax benefit from the losses generated in the first six months of 1998 and the first six months of 1997. Due to the Company's net operating loss carryforwards, no tax provision was allocated to the 1997 extraordinary gain.

NOTE 3:   COMMON STOCK

     During the first six months of 1998, options and warrants for 340,000 shares of the Company's common stock were exercised, resulting in cash proceeds of $77,000, notes receivable of $250,000, and a reduction in long-term liabilities of $200,000.

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

NOTE 4:   LOANS TO OFFICERS

     During February 1998, the Company advanced $50,000 to an officer, bringing the total advances to such officer to $200,000, originally payable with interest at 7.7% on or before December 31, 1998.

     On February 17, 1998, two of the Company's officers exercised options that were to expire on May 6, 1998, to purchase 150,000 shares each of the Company's common stock at a price of $1.50 per share. The closing price of the Company's common stock was $7.375 per share on February 17, 1998. The foregoing option exercises resulted in taxable income at ordinary rates to each executive of $881,250, the amount by which the market price of the stock as of the date of exercise exceeded the exercise price for the 150,000 shares purchased, notwithstanding the fact that the transaction generated no cash with which the executives could pay such taxes. In order to assist such executives in meeting these income tax and other obligations so that they would not be required to raise funds through the premature sale of the Company's common stock in the trading market before the opportunity for the Company to realize results from currently planned exploration drilling, the disinterested directors unanimously approved interim loans to such individuals to assist them in meeting their short-term obligations. The officers paid for the cost of their option exercise by utilizing a $100,000 bonus credit received by each of the officers in 1997 and signing a full recourse note payable to the Company for $125,000 each originally due, with interest at 7.7%, by December 31, 1998.

     On April 10, 1998, in consideration of the agreement of the two officers not to sell the Company's common stock in market transactions, the Company agreed to $1,270,000 in additional advances to such officers through April 15, 1999. Through June 30, 1998, the Company had made $571,000 of additional advances under this agreement. Under the new arrangement, all amounts due from such officers, including amounts for the exercise of options and prior advances discussed above, are now repayable, with interest at 7.7% from the date of the separate advances, in cash or by the delivery of the Company's common stock, by December 31, 1999. The loans are evidenced by limited recourse promissory notes. The repayment of $125,000 under each loan, the amount of the balance of the exercise price of the options, is a full recourse obligation under the note. To the extent of all amounts in excess of $125,000 in principal and interest, the notes are non-recourse and are collateralized by shares of the Company's Common Stock valued at $7.375 per share, which equals the amount of the loans. Both of the officers agreed to not sell any of the Company's common stock until the announcement of the results of either the first two exploratory wells in Poland or the first commercially successful well in Poland, whichever occurs later, or December 31, 1998. Thereafter, the Company may demand payment of the obligations on 45 days' written notice, in which case the officers may elect to repay the obligation by paying cash or tendering the shares of the Company's common stock pledged as security or other shares with a current market value equal to the amount due. The loans may be prepaid by the executives at any time, and any payments shall be first applied against the full recourse obligations of the loan. As of June 30, 1998, notes receivable from officers was $1,021,000.

NOTE 5:   APACHE DRILLING COMMITMENT--LUBLIN PROJECT AREA

      Under terms of the Participation Agreement between Apache Corporation ("Apache") and the Company effective April 16, 1997, Apache must, at its own expense, drill seven exploratory wells on the Company's Lublin Project Area to earn a fifty percent interest, to be commenced according to the following timetable: two wells by July 1, 1998, two wells by December 31, 1998 and three by July 1, 1999. The start up of Apache's drilling operations in Poland is expected to be approximately three months later than originally scheduled, primarily because after the first drilling dates were set the Company and Apache acquired substantial additional acreage which significantly expanded the area to be evaluated for first round drilling targets. Therefore, the Company has agreed to waive the July 1, 1998, drilling date. Apache advises that it expects to commence drilling the two required wells on or about October 1, 1998, with one or two drilling rigs working continuously thereafter until the original schedule is met.

      The Company expects Apache to complete its initial 2D seismic acquisition program on the Company's Lublin Project Area during August 1998. Under terms of the Participation Agreement, Apache is required to shoot a minimum of 1,650 kilometers of 2D seismic at its own expense, except part of the Original 8 Blocks, where the Company's share of costs will be approximately $300,000. When the initial 2D seismic program is completed, Apache will have shot over 2,250 kilometers of seismic costing approximately $4,000,000.

NOTE 6:   NET LOSS PER SHARE:

     Earnings per share for all periods presented has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires companies to present basic earnings per share, and if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options and warrants to purchase common stock were exercised. Options and warrants to purchase 3,310,694 and 3,309,361 shares of common stock were outstanding at June 30, 1997 and June 30, 1998, respectively, at prices ranging from $1.10 to $10.25
per share.   The outstanding options and warrants were not included in the computation of diluted earnings per share because the effect would have been antidilutive.


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

FINANCIAL CONDITION

     Working Capital

     The Company's working capital was $6,163,000 at June 30, 1998, a decrease
of $2,331,000 as compared to $8,494,000 at December 31, 1997.   The decrease was
primarily attributable to negative cash flows of $1,376,000 from operating activities and $760,000 from investing activities during the first six months of 1998.

     Operating Activities

     Net cash used in operating activities was $1,376,000 during the first six months of 1998, a decrease of $1,167,000 as compared to $2,543,000 for the same period of 1997. The decrease is primarily attributable to a smaller operating loss of $2,169,000 during the first six months of 1998, a decrease of $1,196,000 as compared to an operating loss of $3,365,000 in the same period in 1997.

     Investing Activities

     Net cash used in investing activities was $760,000 during the first six months of 1998, as compared to net cash provided by investing activities of $1,993,000 during the same period of 1997. During the first six months of 1998, the Company spent $91,000 to upgrade its producing operations (primarily in the Cut Bank field in northern Montana), $48,000 for additional undeveloped leaseholds ($33,000 in the Baltic Project Area and $15,000 in the Williston Basin), a net amount of $108,000 to upgrade its drilling and well servicing equipment and $82,000 for additional office equipment. Also, during the first six months of 1998, the Company received $500,000 from Apache as an up front cash payment relating to Apache's participation in the Company's Carpathian Project Area, advanced $771,000 to officers of the Company (see Note 4 to the financial statements) and had a net increase in marketable debt securities of $17,000. During the first six months of 1997, the Company spent $236,000 to upgrade its producing operations (primarily in the Cut Bank field), $20,000 to drill a successful exploration well in central Montana, $398,000 to acquire additional undeveloped leaseholds in Poland and the western United States, a net amount of $156,000 to upgrade its drilling rig and well servicing equipment and $74,000 on additional office equipment. Also in 1997, the Company had a net increase in marketable debt securities of $2,889,000.

     The Company currently has unproved capitalized costs of $1,184,000, including $723,000 domestically and $461,000 in Poland. In accordance with generally accepted accounting principles, should the Company determine that prospects' capitalized costs are not recoverable following unsuccessful exploration drilling or otherwise, the Company would record an impairment charge which may materially and adversely affect the Company's results of operations for the period during which such impairment is recognized. There were no material impairments in the first six months of 1998 or the first six months of 1997.

     Financing Activities

     Net cash provided by financing activities was $77,000 during the first six months of 1998, a decrease of $1,711,000, as compared to $1,788,000 in the same period of 1997. During the first six months of 1998, options and warrants for 340,000 shares were exercised, resulting in net proceeds of $527,000, composed of $77,000 in cash, notes receivable of $250,000 and a reduction in accrued liabilities of $200,000. During the first six months of 1997, the Company received advances of $1,626,000 from RWE-DEA Aktiengesellschaft fur Mineraloel und Chemie, Hamburg, Germany ("RWE-DEA") and $162,000 from the exercise of options and warrants representing 91,834 shares.

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

     During 1998, the Company expects to have substantially all the cost of its share of the initial phase of exploratory activities in Poland covered by Apache and other industry partners. The primary focus for 1998 is expected to be in the Lublin project area, where Apache is obligated to pay all of the cost to drill four exploratory wells at an estimated cost of approximately $10,000,000, and to shoot 2D seismic at an estimated cost of $4,000,000. The Company will pay approximately $300,000 of the seismic costs and none of the drilling costs.

     On May 23, 1998, the Company signed a Memorandum of Understanding ("MOU") with POGC to jointly explore and develop POGC's Lachowice Concession, an undeveloped gas discovery located within the Company's Carpathian project area, with Apache as operator. Final contract negotiations are underway to re-enter up to three existing wells, construct related pipeline and production facilities and, if warranted, drill three or more exploratory wells. The Company now plans to start the re-entry work during the last quarter of 1998, construct pipeline and production facilities in the first half of 1999 and, if warranted, drill exploratory wells during the second half of 1999. The Company's net cost in the project is expected to be approximately $300,000 for each re-entry, $3,500,000 for pipeline and production facilities and $1,900,000 for each exploratory well.

      The Company will likely face significant demands on its capital and may require additional capital if the three existing Lachowice wells or other exploration drilling results in one or more discoveries that warrant development. In addition, the Company is actively seeking development opportunities in cooperation with both POGC and Apache, which could also create demands on the Company's capital and perhaps require additional capital. Prior to the end of 1998, the Company may acquire additional capital to accelerate planned exploration and development programs in Poland. If exploration of the Lublin, Baltic, Carpathian or Pomeranian project areas is successful in proving commercial oil and/or gas reserves, the Company may require additional capital to fund a multi-well development program, production facilities, pipelines or to purchase other assets required to support large-scale production. The Company has no arrangement for any such additional financing, but may seek required funds from the sale of additional securities, project financing, strategic alliances with other energy or financial partners or other arrangements, all of which may dilute the interest of existing shareholders in the Company or the Company's interest in the specific project financed. There can be no assurance that additional funds could be obtained or, if obtained, would be on terms favorable to the Company.


RESULTS OF OPERATIONS

Comparison of the second Quarter 1998 to the second Quarter 1997

     Revenues

     Oil sales were $272,000 for the second quarter of 1998, a decrease of
$228,000, or 45.6%, as compared to $500,000 in the same period of 1997.   The
average price per bbl was $9.93 during the second quarter of 1998, a decrease of $5.85 or 37.1%, as compared to $15.78 for the same period of 1997. Oil production for the second quarter of 1998 was 27,417 bbls, a decrease of 4,251 bbls or 13.4%, as compared to 31,668 bbls, for the same period of 1997. The decrease in production is attributable to a combination of the Company's effort to shut in marginal wells due to the current level of depressed oil prices and the natural production decline associated with the Company's producing properties.

     There were no drilling revenues during the second quarter of 1998, as compared to $72,000 for the same period of 1997. The Company's drilling rig was not utilized during the second quarter of 1998. During the same period of 1997, the rig drilled a successful exploratory well in central Montana. Drilling revenue will continue to vary due to the timing of wells being drilled, costs of the wells and the Company's working interest.

     There was no revenue recognized from gain on sale of property interests in the second quarter of 1998 or the second quarter of 1997.

     Operating Costs and Expenses

     Lease operating costs were $211,000 for the second quarter of 1998, an increase of $13,000 as compared to $198,000 for the same period of 1997. The Company has initiated a program to substantially reduce its operating costs and to defer workovers until the price of oil rebounds from its current depressed level.

     Production taxes were $21,000 for the second quarter of 1998, a decrease of $20,000 as compared to $41,000 in the same period of 1997. The decrease was attributable to a 37.1% decrease in the price of oil per bbl and an oil production decrease of 13.4% in the second quarter of 1998 as compared to the same period of 1997.

     Geological and geophysical costs ("G&G") were $636,000 for the second quarter of 1998, an increase of $461,000 as compared to $175,000 in the same period of 1997. During the second quarter of 1997, the Company issued common stock valued at $119,000 for G&G consulting services in Poland and accrued $300,000 relating to its share of cost of the Lublin Project Area seismic program currently underway by Apache. The Company expects its G&G expenditures will continue at current or higher levels as it continues to focus its exploratory efforts on Poland.

     There were no exploratory dry hole costs for the second quarter of 1998, as compared to $688,000 in the same period of 1997. The Company did not drill any exploratory dry holes during the second quarter of 1998. During the same period of 1997, the Company incurred additional exploratory dry hole costs of $688,000 associated with the Orneta #1, a dry hole drilled on the Company's Baltic Project Area during the first six months of 1997.

     Drilling costs were $10,000 for the second quarter of 1998, a $108,000 decrease as compared to $118,000 in the same period of 1997. The Company's drilling rig was idle and was not used for exploratory drilling during the second quarter of 1998. During the same period of 1997, the rig drilled a successful exploratory well in central Montana.

     Depreciation, depletion and amortization ("DD&A") was $177,000 for the second quarter of 1998, an increase of $13,000 as compared to $164,000 in the same period of 1997. The effective DD&A rate for the Company's producing properties increased $0.35 per bbl to $2.42 per bbl during the second quarter of 1998, as compared to $2.07 per bbl during the second quarter of 1997, due primarily to lower volumetric reserves at the end of 1997, as compared to the end of 1996. The increased DD&A rate was partially offset by lower production volumes in 1998. DD&A for the second quarter of 1998 also increased as compared to the same period in 1997 due to equipment additions after the second quarter of 1997.

     There were no leasehold impairments for the second quarter of 1998 as compared to $435 in the same period of 1997. Leasehold impairments will vary from quarter to quarter and year to year based upon management's periodic assessment to determine whether any unproved properties have been impaired.

     General and administrative expenses ("G&A") were $682,000 for the second quarter of 1998, an increase of $77,000 as compared to $605,000 in the same period of 1997. The increase was primarily due to additional professional, legal, travel and other G&A costs associated with the Company's expanding Polish operations.

     Interest and other income was $112,000 for the second quarter of 1998, a decrease $77,000 as compared to $189,000 in the same period of 1997. The decrease is primarily due to lower interest earned on the Company's cash equivalents and marketable debt securities. The Company had $6,409,000 of cash equivalents and marketable debt securities on hand at June 30, 1998, as compared to $12,172,000 at June 30, 1997.

     There was no interest expense for the second quarter of 1998, as compared to $50,000 during the same period of 1997. The Company had no outstanding long-term debt as of June 30, 1998. During the second quarter of 1997, the Company incurred interest expense of $50,000 relating to advances received from RWE-DEA for joint operations on the Company's Baltic project area. On June 30, 1997, RWE-DEA elected not to earn an interest in the Company's Baltic project area and the Company eliminated its outstanding debt associated with advances received from RWE-DEA and recognized it as an extraordinary gain of $3,061,000.


Comparison of the first six months of 1998 to the first six months of 1997

     Revenues

     Oil sales were $604,000 for the first six months of 1998, a decrease of
$475,000, or 44.0%, as compared to $1,079,000 in the same period of 1997.   The
average price per bbl was $10.63 during the first six months of 1998, a decrease of $6.55 or 38.1%, as compared to $17.18 for the same period of 1997. Oil production for the first six months of 1998 was 56,835 bbls, a decrease of 5,956 bbls or 9.5%, as compared to 62,791 bbls, for the same period of 1997. The decrease in production is attributable to a combination of the Company's effort to shut in marginal wells due to the current level of depressed oil prices and the natural production decline associated with the Company's producing properties.

     There were no drilling revenues during the first six months of 1998, as compared to $72,000 for the same period of 1997. The Company's drilling rig was not utilized during the first six months of 1998. During the same period of 1997, the rig drilled a successful exploratory well in central Montana.
Drilling revenue will continue to vary due to the timing of wells being drilled, costs of the wells and the Company's working interest.

     The gain on sale of property interests was $467,000 during the first six months of 1998, as compared to no gain on sale of property interests for the same period of 1997. During the first six months of 1998, Apache paid the Company $500,000 as up-front cash consideration relating to its participation in the Western Carpathian Concession, which was offset by associated costs of $33,000.

     Operating Costs and Expenses

     Lease operating costs were $497,000 for the first six months of 1998, a decrease of $54,000 as compared to $551,000 for the same period of 1997. During the first six months of 1998, the Company initiated a program to substantially reduce its operating costs, shut in marginal wells and to defer workovers until the price of oil rebounds from its current depressed level.

     Production taxes were $41,000 for the first six months of 1998, a decrease of $37,000 as compared to $78,000 in the same period of 1997. The decrease was attributable to a 38.1% decrease in the price of oil per bbl and an oil production decrease of 9.5% in the first six months of 1998 as compared to the same period of 1997.

     Geological and geophysical costs ("G&G") were $888,000 for the first six months of 1998, an increase of $497,000 as compared to $391,000 in the same period of 1997. During the first six months of 1997, the Company issued common stock valued at $119,000 for G&G consulting services in Poland and accrued $300,000 relating to its share of cost of the Lublin Project Area seismic program currently underway by Apache. The Company expects its current G&G expenditures will continue at current or higher levels as it continues to focus its exploratory efforts on Poland.

     Exploratory dry hole costs were $12,000 for the first six months of 1998, a decrease of $1,793,000 as compared to $1,805,000 in the same period of 1997.
The exploratory dry hole costs recorded in the first six months of 1998 relate to exploratory dry holes drilled by the Company during 1997. The Company did not drill any exploratory dry holes during the first six months of 1998. During the same period of 1997, the Company drilled the Orneta #1, an exploratory dry hole, on the Company's Baltic project area at a cost of $1,805,000.

     Drilling costs were $21,000 for the first six months of 1998, a $113,000 decrease as compared to $134,000 in the same period of 1997. The Company's drilling rig was idle and was not used for exploratory drilling during the first six months of 1998. During the same period of 1997, the rig drilled a successful exploratory well in central Montana.

     Depreciation, depletion and amortization ("DD&A") was $356,000 for the six months of 1998, an increase of $47,000 as compared to $309,000 in the same period of 1997. The effective DD&A rate for the Company's producing properties increased $0.39 per bbl to $2.46 per bbl during the first six months of 1998, as compared to $2.07 per bbl during the first six months of 1997, due primarily to lower volumetric reserves at the end of 1997, as compared to the end of 1996. The increased DD&A rate was partially offset by lower production volumes in 1998. DD&A for the first six months of 1998 also increased as compared to the same period in 1997 due to equipment additions after the first six months of 1997.

     There were no leasehold impairments for the first six months of 1998, as compared to $435 in the same period of 1997. Leasehold impairments will vary from period to period based upon management's periodic assessment to determine whether any unproved properties have been impaired.

     General and administrative expenses ("G&A") were $1,424,000 for the first six months of 1998, an increase of $175,000 as compared to $1,249,000 in the same period of 1997. The increase was primarily due to additional professional, legal, travel and other G&A costs associated with the Company's expanding Polish operations.

     Interest and other income was $296,000 for the first six months of 1998, a decrease of $96,000 as compared to $392,000 in the same period of 1997. The decrease is primarily due to lower interest earned on the Company's cash equivalents and marketable debt securities. The Company had $6,409,000 of cash equivalents and marketable debt securities on hand at June 30, 1998, as compared to $12,172,000 at June 30, 1997.

     There was no interest expense for the first six months of 1998, as compared to $83,000 during the same period of 1998. The Company had no outstanding long-term debt as of June 30, 1998. During the first six months of 1997, the Company incurred interest expense of $83,000 relating to advances received from RWE-DEA for joint operations on the Company's Baltic Project Area. On June 30, 1997, RWE-DEA elected not to earn an interest in the Company's Baltic Project Area and the Company eliminated its outstanding debt associated with advances received from RWE-DEA and recognized it as an extraordinary gain of $3,061,000.

OTHER MATTERS

     The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.


                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     (c)  ITEM 701--UNREGISTERED SALES

     During the quarter ended June 30, 1998, the Company issued for services provided, 10,000 shares of the Company's Common Stock to a citizen of Poland.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 4, 1998, at the annual meeting of the Company's shareholders, the shareholders approved the following matters submitted to them for consideration:

(1) Elected Scott J. Duncan and Thomas B. Lovejoy as directors of the Company as follows:

     Scott J. Duncan          For: 9,830,252
     Thomas B. Lovejoy        For: 9,830,252

(2)  Approved the FX Energy, Inc., 1997 Stock Option and Award Plan:

     For: 9,014,790   Against: 735,085   Abstain: 108,807


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The following exhibits are included as part of this report:

           SEC
EXHIBIT  REFERENCE
 NUMBER   NUMBER         TITLE OF DOCUMENT                       LOCATION
-------  ---------   --------------------------------------      ------------

Item 10              Material Contracts

 10.01     10        Prospect Agreement between Apache Poland    Incorporated
                      Sp. z o.o., and FX Energy Poland Sp.       by
                      z o.o., dated April 17, 1998.              Reference(1)

 10.02     10        Option Agreement between FX Energy Poland   Incorporated
                      Sp. z o.o., and POGC dated effective May   by
                      20, 1998, relating to Pomeranian           Reference(2)
                      Concessions.

Item 27              Financial Data Schedule

 27.01     27        Financial Data Schedule                     This Filing

---------
     (1) Incorporated by reference from the report on form 8-K dated April 20, 1998.
     (2) Incorporated by reference from the report on form 8-K dated June 2, 1998.


(b)     REPORTS ON FORM 8-K

           During the quarter ended June 30, 1998, the Company filed the following reports on Form 8-K

   DATE OF EVENT REPORTED                  ITEM(S)  REPORTED
   ----------------------            ----------------------------------

   April 20, 1998                    Item 5.   Other Events
                                     Item 7.   Financial Statements and
                                               Exhibits

   June 2, 1998                      Item 5.   Other Events
                                     Item 7.   Financial Statements and
                                               Exhibits


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FX ENERGY, INC.
                                (Registrant)


Date:  August 10, 1998         By /s/ David N. Pierce
                               Chief Executive Officer, President, Chief
                               Financial and Accounting Officer, and Director