Form 10-Q
period 1998-09-30
FX ENERGY INC
filed 1998-11-13
CIK 907649

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1998




                             Commission File No. 0-25386


                                FX ENERGY, INC.
              ----------------------------------------------------
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

                         Yes  X         No


The number of shares of $.001 par value common stock outstanding as of November 12, 1998, was 13,051,003.

                        FX ENERGY, INC. AND SUBSIDIARIES
                                     INDEX




                                                            Page
                                                            Number
PART I.   Financial Information

     Item 1.  -  Financial Statements

          Consolidated Balance Sheets (unaudited)              3

          Consolidated Statements of Operations  (unaudited)   5

          Consolidated Statements of Cash Flows (unaudited)    6

          Notes to Consolidated Financial Statements
           (unaudited)                                         7

     Item 2.  -  Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                11

PART II.  Other Information                                   19

Signatures                                                    19

                        FX ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                                    September       December
                                                     30, 1998       31, 1997
                                                   -----------   -----------
                                                   (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                    $ 1,554,661    $ 4,511,919
     Investment in marketable debt securities       3,781,373      3,940,582
     Accounts receivable:
          Accrued oil sales                           142,678        200,414
          Interest receivable                         132,064         43,561
          Joint interest owners and others            230,765        587,473
     Inventory                                         65,096         67,382
     Other current assets                              92,604         87,013
                                                  -----------    -----------
               Total current assets                 5,999,241      9,438,344
                                                  -----------    -----------

Property and equipment, at cost:
     Oil and gas properties (successful efforts
method):
          Proved                                    1,841,597      7,358,552
          Unproved                                  1,179,408      1,169,521
     Other property and equipment                   2,474,587      2,253,750
                                                  -----------    -----------
                                                    5,495,592     10,781,823
                                                  -----------    -----------
     Less accumulated depreciation, depletion
      and amortization                             (2,545,192)    (2,021,175)
                                                  -----------    -----------
                Net property and equipment          2,950,400      8,760,648
                                                  -----------    -----------

Other assets:
     Certificates of deposit                          356,500        356,500
     Other                                            144,695              -
                                                  -----------    -----------
               Total other assets                     501,195        356,500
                                                  -----------    -----------
TOTAL ASSETS                                      $ 9,450,836    $18,555,492
                                                  ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                            $   312,245   $     654,809
     Accrued liabilities                             181,336         289,139
                                                 -----------     -----------
          Total current liabilities                  493,581         943,948
                                                 -----------     -----------

Stockholders' equity:
 Common stock, $.001 par value, 30,000,000
   shares authorized, 13,051,003  issued and
   outstanding as of September 30, 1998 and
   12,661,881 shares issued and outstanding           13,051          12,662
   as of December 31, 1997
     Notes receivable from officers               (1,119,080)              -
     Additional paid-in capital                   31,107,089      30,377,852
     Accumulated deficit                         (21,043,805)    (12,778,970)
                                                 -----------     -----------
          Total stockholders' equity               8,957,255      17,611,544
                                                 -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 9,450,836     $18,555,492
                                                 ===========     ===========





    The accompanying notes are an integral part of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           For the three months ended    For the nine months ended
                                                 September 30,                 September 30,
                                              1998           1997           1998            1997
                                           ----------     -----------    -----------  -------------
Revenues:
     Oil sales                             $  275,523    $  483,910     $  879,668    $ 1,562,624
     Drilling revenue                         150,065       414,674        150,065        487,140
     Gain on sale of property interests             -       202,258        466,891        202,258
                                           ----------    ----------     ----------    -----------
            Total revenues                    425,588     1,100,842      1,496,624      2,252,022
                                           ----------    ----------     ----------    -----------

Operating costs and expenses:
     Lease operating costs                    231,114       226,106        727,990        777,427
     Production taxes                          16,644        30,322         58,092        108,313
     Geological and geophysical costs         232,504       149,500      1,120,406        540,759
     Exploratory dry hole costs                (3,421)    1,502,831          8,903      3,307,369
     Impairments                            5,639,645       121,057      5,639,645        121,492
     Drilling costs                           114,170       178,028        135,282        311,761
     Depreciation, depletion and
       amortization                           180,897       160,777        537,028        469,294
     General and administrative               524,955       592,985      1,948,850      1,841,766
                                           ----------    ----------     ----------    -----------
            Total operating costs and
             expenses                       6,936,508     2,961,606     10,176,196      7,478,181
                                           ----------    ----------     ----------    -----------

Operating loss                             (6,510,920)   (1,860,764)    (8,679,572)   (5,226,159)
                                           ----------    ----------     ----------    -----------

Other income (expense):
     Interest and other income                118,552       179,806        414,737        571,709
     Interest expense                               -          (534)             -        (83,273)
                                           ----------    ----------     ----------    -----------
            Total other income                118,552       179,272        414,737        488,436


Net loss before extraordinary gain         (6,392,368)   (1,681,492)    (8,264,835)    (4,737,723)

Extraordinary gain:
     Baltic Project Area                            -        15,183              -      3,076,242
                                           ----------    ----------     ----------    -----------

Net loss                                  $(6,392,368)  $(1,666,309)   $(8,264,835)   $(1,661,481)
                                           ==========    ==========     ==========    ===========


Basic and diluted net loss per common
 share:
     Net loss before extraordinary gain         (0.49)        (0.13)         (0.64)         (0.37)
     Extraordinary gain                             -             -              -           0.24
                                           ----------    ----------     ----------    -----------

Basic and diluted net loss per common
 share                                    $     (0.49)  $     (0.13)   $     (0.64)   $     (0.13)
                                           ==========    ==========     ==========    ===========


Weighted average number
     of average common shares outstanding  13,034,449    12,597,316     12,954,439     12,580,872
                                           ==========    ==========     ==========    ===========


   The accompanying notes are an integral part of the consolidated financial statements.


                        FX ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    For nine months ended
                                                        September 30,
                                                      1998          1997
                                                  ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                    $(8,264,835)  $(1,661,481)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
            Extraordinary gain                             -    (3,076,242)
            Depreciation, depletion and              537,028       469,294
amortization
            Gain on sale of property interests      (466,891)     (202,258)
            Exploratory dry hole costs                     -       210,000
            Impairments                            5,639,645           435
            Common stock issued for services         119,375        38,125
            Increase (decrease) from changes in:
               Accounts receivable                   325,941      (228,971)
               Inventory                               2,286           285
               Other current assets                   (5,591)       (8,243)
               Accounts payable and accrued
                liabilities                         (250,367)      430,184
                                                  ----------    ----------
                    Net cash used in operating
                     activities                   (2,363,409)   (4,028,872)
                                                  ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties            (170,686)   (1,162,526)
     Additions to other property and equipment      (237,115)     (349,528)
     Additions to other assets                      (144,695)      (32,292)
     Proceeds from sale of property interests        505,000       545,339
     Proceeds from sale of other property and
      equipment                                        3,267        13,051
     Advances to officers                           (869,080)            -
     Purchase of marketable debt securities       (5,790,791)   (3,350,161)
     Proceeds from maturing marketable             5,950,000     5,476,574
      debt securities
                                                  ----------    ----------
                  Net cash provided by (used in)
                   investing activities             (754,100)    1,140,457
                                                  ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                          -     1,575,992
     Proceeds from exercise of warrants
      and options                                    160,251       173,052
                                                  ----------    ----------
                    Net cash provided by
                     financing activities            160,251     1,749,044
                                                  ----------    ----------
DECREASE IN CASH AND CASH EQUIVALENTS             (2,957,258)   (1,139,371)

CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                        4,511,919     8,345,914
                                                  ----------    ----------

CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                             $1,554,661    $7,206,543
                                                  ==========    ==========

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

                        FX ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and Subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy's quarterly report on Form 10-Q for the three months ended March 31, 1998, the quarterly report on Form 10-Q for the six months ended June 30, 1998 and the annual report on Form 10-KSB for the year ended December 31, 1997, including the financial statements and notes thereto.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. At September 30, 1998, the Company owned 100% of the voting stock of its subsidiaries, including FX Producing Company, Inc. ("FX Producing").

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

NOTE 2:   INCOME TAXES

     The Company recognized no income tax benefit from the losses generated in the first nine months of 1998 and the first nine months of 1997. Due to the Company's net operating loss carryforwards, no tax provision was allocated to the 1997 extraordinary gain.

NOTE 3:   COMMON STOCK

     During the first nine months of 1998, options and warrants for 379,122 shares of the Company's common stock were exercised, resulting in cash proceeds of $160,000, notes receivable of $250,000, and a reduction in liabilities of $200,000. The Company also issued 10,000 shares of common stock for services valued at approximately $120,000.

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

NOTE 4:   LOANS TO OFFICERS

     As of December 31, 1997, the Company had outstanding advances to an officer of the Company totaling $150,000. During February 1998, the Company advanced an additional $50,000 to the officer, bringing the total of such advances to
$200,000.   The advances were originally evidenced by a note payable to the
Company with interest at 7.7% payable on or before December 31, 1998.

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

     On April 10, 1998, in consideration of the agreement of the two officers not to sell the Company's common stock in market transactions, the Company agreed to $1,270,000 in additional advances to such officers through April 15, 1999. The total advance commitment to such officers by the Company under the new agreement, including prior loan amounts, is $1,720,000. All amounts due from such officers, including amounts for the exercise of options and prior advances discussed above, are now repayable, with interest at 7.7% from the date of the separate advances, in cash or by the delivery of the Company's common stock, by December 31, 1999. The loans are evidenced by limited recourse promissory notes. The repayment of $125,000 under each loan, the amount of the balance of the exercise price of the options, is a full recourse obligation under the note. To the extent of all amounts in excess of $125,000 in principal and interest, the notes are non-recourse and are collateralized by shares of the Company's common stock valued at $7.375 per share, which equals the amount of the loans. Both of the officers agreed to not sell any of the Company's common stock until the announcement of the results of either the first two exploratory wells in Poland or the first commercially successful well in Poland, whichever occurs later, or December 31, 1998. Thereafter, the Company may demand payment of the obligations on 45 days' written notice, in which case the officers may elect to repay the obligation by paying cash or tendering the shares of the Company's common stock pledged as security or other shares with a current market value equal to the amount due. The loans may be prepaid by the executives at any time, and any payments shall be first applied against the full recourse obligations of the loan. As of September 30, 1998, notes receivable from officers was $1,119,000.

NOTE 5:   APACHE DRILLING COMMITMENT - LUBLIN PROJECT AREA

      Under terms of the Lublin Participation Agreement between Apache Corporation ("Apache") and the Company effective April 16, 1997, one of the primary obligations Apache must perform at its own expense to earn a fifty percent interest in the Company's Lublin Project Area is to drill seven exploratory wells.

      Apache spudded the first exploratory well on the Lublin Project Area, the Czernic 277-2, on October 6, 1998. The Czernic 277-2 is located on POGC option acreage and is expected to be drilled to a vertical depth of approximately 3,000 meters. Although the Czernic 277-2 is not located within the Company's Lublin Concession acreage, the Company and Apache agreed to have Apache carry the Company's share of costs of the Czernic 277-2. The Polish Oil and Gas Company ("POGC") elected to exercise its option to participate in the drilling of the Czernic 277-2 with a one-third working interest. The Company and Apache will also each have a one-third working interest in the Czernic 277-2, but Apache will pay all of the Company's pro-rata share of drilling and completion costs. Apache spudded the second exploratory well on the Lublin Project Area, the Poniatowa 317-1, on October 9, 1998. The Poniatowa 317-1 is located within the Company's Additional 16 Blocks section of the Company's Lublin Concession and is expected to be drilled to a vertical depth of approximately 2,600 meters. The Poniatowa 317-1 is the second well drilled under the Lublin Participation Agreement. POGC elected to exercise its option to participate in the drilling of the Poniatowa 317-1 with a five percent working interest. The Company and Apache will each have a 47.5% working interest in the Poniatowa 317-1, but Apache will pay all of the Company's pro-rata share of drilling and completion costs. The Carboniferous and Devonian formations are the primary target formations of both wells. Drilling operations for both wells are expected to take two to three months.

      Apache completed the initial 2D seismic acquisition program on the Company's Lublin Project Area during August 1998. Under terms of the Lublin Participation Agreement, Apache is required to shoot a minimum of 1,650 kilometers of 2D seismic at its own expense, except on part of the Original 8 Blocks, where the Company's share of costs was approximately $400,000. The completed 2D seismic program included over 2,250 kilometers of new seismic data costing a gross amount of approximately $4,000,000.

      Apache advised the Company it plans to begin the drilling of the remaining five wells under the Lublin Participation Agreement on or before December 31, 1999.

NOTE 6:   CEILING TEST WRITEDOWN

      In accordance with generally accepted accounting principles, the Company must record an impairment expense if the Company determines the net book value of its domestic proved properties oil and gas properties, on a property by property basis, exceeds the aggregate future net revenues from such properties. The Company's total net book value and related future net revenues of its domestic proved properties at September 30, 1998 are detailed below:

Net book value (before              $ 6,359,000
impairment)                         -----------

                                      Future Net Revenues
                                   --------------------------
                                    Undiscounted     P-V10

Domestic proved developed           $ 1,900,000  $   727,000
reserves
Domestic proved undeveloped
reserves
    (net of $6,284,000 of future      6,723,000    3,913,000
    development costs)              -----------  -----------

    Total                           $ 8,623,000  $ 4,640,000
                                    ===========  ===========


      The future net revenues at September 30, 1998 were computed using a price of $9.32 per barrel, the average price for the third quarter of 1998 and the price the Company believes it is likely it will receive in the foreseeable future.

      In view of the Company's increased focus on its Polish exploration and development opportunities and the probability of continued depressed oil prices, management believes it is unlikely the Company will incur any domestic development costs in the foreseeable future. Accordingly, the Company's management has determined it is probable the Company will not recover the domestic proved undeveloped reserves reflected above.

      As a result of eliminating the future net revenues attibutable to its domestic proved undeveloped reserves, the Company recorded an impairment expense of $5,640,000 for the quarter ended September 30, 1998. This charge reduced the carrying value of its domestic proved properties to $719,000 an amount approximately equal to the PV-10 Value of its domestic proved developed reserves as of September 30, 1998 and which approximates management's estimate of their current value.

NOTE 7:   NET LOSS PER SHARE:

     Earnings per share for all periods presented has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires companies to present basic earnings per share, and if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options and warrants to purchase common stock were exercised. Options to purchase 2,977,501 shares and warrants to purchase 274,072 shares of the Company's common stock, 3,270,239 shares in total, were outstanding at September 30, 1998 at prices ranging from $1.65 to $10.25 per share. Options to purchase 2,892,000 shares and warrants to purchase 408,694 shares of the Company's common stock, 3,300,694 shares in total, were outstanding at September 30, 1997 at prices ranging from $1.10 to $10.25 per share. The outstanding options and warrants were not included in the computation of diluted earnings per share because the effect would have been antidilutive.


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

FINANCIAL CONDITION

     Working Capital

     The Company's working capital was $5,506,000 at September 30, 1998, a
decrease of $2,988,000 as compared to $8,494,000 at December 31, 1997.   The
decrease was primarily attributable to negative cash flows of $2,363,000 from operating activities and $754,000 from investing activities during the first nine months of 1998.

     Operating Activities

     Net cash used in operating activities was $2,363,000 during the first nine months of 1998, a decrease of $1,666,000 as compared to $4,029,000 for the same
period of 1997.    The decrease is primarily attributable to a smaller operating loss of $3,040,000 before the non-cash impairment charge of $5,640,000 during the first nine months of 1998, a decrease of $2,186,000 as compared to an operating loss of $5,226,000 in the same period in 1997.

     Investing Activities

     Net cash used in investing activities was $754,000 during the first nine months of 1998, as compared to net cash provided by investing activities of $1,140,000 during the same period of 1997. During the first nine months of 1998, the Company spent $123,000 to upgrade its producing operations (primarily in the Cut Bank field in northern Montana), $48,000 for additional undeveloped leaseholds ($33,000 in the Baltic Project Area and $15,000 in the Williston Basin), a net amount of $149,000 to upgrade its drilling and well servicing equipment, $85,000 for additional office equipment and $144,000 for other assets. Also, during the first nine months of 1998, the Company received $500,000 from Apache as an up front cash payment relating to Apache's participation in the Company's Carpathian Project Area, received $5,000 from Lyco Energy as part of an advance relating to participating in the exploration of a portion of the Company's Williston Basin leases, advanced $869,000 to officers of the Company (see Note 4 to the financial statements) and had a net increase in marketable debt securities of $159,000. During the first nine months of 1997, the Company spent $306,000 to upgrade its producing operations (primarily in the Cut Bank field), $24,000 to drill a successful exploration well in central Montana, $832,000 relating to undeveloped leaseholds in Poland and the western United States, a net amount of $196,000 to upgrade its drilling rig and well servicing equipment, $141,000 on additional office equipment and $32,000 on other assets. Also, in 1997, the Company received $545,000 from Apache relating to the Lublin Project Area and had a net increase in marketable debt securities of $2,126,000.

     The Company currently has unproved oil and gas properties with capitalized costs of $1,179,000, including $718,000 domestically and $461,000 in Poland.
In accordance with generally accepted accounting principles, should the Company determine that prospects' capitalized costs are not recoverable following unsuccessful exploration drilling or otherwise, the Company will record an impairment charge which may materially and adversely affect the Company's results of operations for the period during which such impairment is recognized.

     Financing Activities

     Net cash provided by financing activities was $160,000 during the first nine months of 1998, a decrease of $1,589,000, as compared to $1,749,000 in the same period of 1997. During the first nine months of 1998, options and warrants for 379,122 shares were exercised, resulting in net proceeds of $610,000, composed of $160,000 in cash, notes receivable of $250,000 and a reduction in liabilities of $200,000. The Company also issued 10,000 shares of common stock for services valued at approximately $120,000. During the first nine months of 1997, the Company received advances of $1,576,000 from RWE-DEA Aktiengesellschaft fur Mineraloel und Chemie, Hamburg, Germany ("RWE-DEA") and $173,000 from the exercise of options and warrants representing 111,834 shares.

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

     During the remainder of 1998, the Company expects to have substantially all the cost of its share of the initial phase of exploratory activities in Poland covered by Apache and other industry partners. The primary focus for 1998 has been the Lublin project area, where Apache is contractually obligated to drill and pay all the cost of drilling seven exploratory wells in order to earn a fifty percent interest in the Company's Lublin Project Area. Each well is expected to cost approximately $2,800,000. Drilling of the first two wells began during October 1998. Apache has advised the Company it expects to commence drilling the remaining five wells under the Lublin Participation Agreement on or before December 31, 1999. Apache also completed a 2D seismic survey covering over 2,250 kilometers in the Lublin Project Area during August 1998 costing approximately $4,000,000, of which the Company's share was approximately $400,000.

     On May 23, 1998, the Company signed a Memorandum of Understanding ("MOU") with POGC to jointly explore and develop POGC's Lachowice Concession, an undeveloped gas discovery located within the Company's Carpathian project area, with Apache as operator. Contract negotiations are underway to re-enter up to three existing wells; if warranted, construct related pipeline and production facilities; and if warranted, drill three or more development wells. The Company plans to start the re-entry work during the first quarter of 1999.

      The Company will likely face significant demands on its capital and may require additional capital in 1999 if the re-entry of the three existing Lachowice wells or other exploration drilling result in discoveries that warrant production and development. If drilling now underway and planned in the Lublin Project Area is successful in proving commercial oil and/or gas reserves, the Company may require additional capital to fund production facilities and pipelines, to purchase other assets required to support large-scale production and to initiate a multi-well development program. Similarly, if exploration of the Carpathian, Pomeranian, or Baltic project areas is successful in proving commercial oil and/or gas reserves, the Company may require additional capital to fund well completion, production facilities and pipelines; to purchase other assets required to support large-scale production; or to undertake a multi-well development program. In addition, the Company is actively seeking development opportunities in other areas of Poland in cooperation with both POGC and Apache, which could also create demands on the Company's capital and perhaps require additional capital. The Company has no arrangement for any such additional financing, but may seek required funds from the sale of additional securities, project financing, strategic alliances with other energy or financial partners or other arrangements, which may dilute the interest of existing shareholders in the Company or the Company's interest in the specific project financed. There can be no assurance that additional funds could be obtained or, if obtained, would be on terms favorable to the Company.


RESULTS OF OPERATIONS

Comparison of the third Quarter 1998 to the third Quarter 1997

     Revenues

     Oil sales were $276,000 for the third quarter of 1998, a decrease of
$208,000, or 43.0%, as compared to $484,000 in the same period of 1997.   The
average price per bbl was $9.32 during the third quarter of 1998, a decrease of $6.06 or 39.4%, as compared to $15.38 for the same period of 1997. Oil production for the third quarter of 1998 was 29,572 bbls, a decrease of 1,884 bbls or 6.0%, as compared to 31,456 bbls, for the same period of 1997. The decrease in production is attributable to a combination of the Company's effort to shut in marginal wells and to defer workovers due to current depressed oil prices and the natural production decline associated with the Company's producing properties. The Company had no gas production during the third quarter of 1998 or the third quarter of 1997.

     Drilling revenues were $150,000 for the third quarter of 1998, a decrease of $265,000 as compared to $415,000 for the same period of 1997. During the third quarter of 1998, the Company's drilling rig contracted to drill four shallow wells in northern Montana. The Company realized a gross profit of $36,000 after direct drilling expenses of $93,000 and indirect downtime expenses of $21,000. The Company did not retain a working interest in any of the wells drilled during the third quarter of 1998. During the same period of 1997, the Company's rig drilled the Murray #12-30, a dry hole located in central Montana. An operating profit of $237,000 from drilling the Murray #12-30 offset dry hole costs of $211,000, which resulted from the Company retaining a 27.69% interest in the well. Drilling revenue will continue to vary due to the timing of wells being drilled, cost of the wells and the Company's working interest.

     There was no revenue recognized from gain on sale of property interests in the third quarter of 1998, as compared to $202,000 for the same period of 1997. During the third quarter of 1997, Apache paid the Company $545,000 as up-front cash relating to its participation in the Company's Lublin Project Area, which was partially offset by associated costs of $343,000.

     Operating Costs and Expenses

     Lease operating costs were $231,000 for the third quarter of 1998, an increase of $5,000 as compared to $226,000 for the same period of 1997. Lease operating costs for the third quarter of 1998 in comparison to the same period of 1997 were substantially unchanged, primarily due to the Company's continuing program to minimize its operating costs, shut in marginal wells and defer workovers until the price of oil rebounds from its current historically depressed level.

     Production taxes were $17,000 for the third quarter of 1998, a decrease of $13,000 as compared to $30,000 in the same period of 1997. The decrease was attributable to a 39.4% decrease in the price of oil per bbl and an oil production decrease of 6.0% in the third quarter of 1998 as compared to the same period of 1997.

     Geological and geophysical costs ("G&G") were $233,000 for the third quarter of 1998, an increase of $83,000 as compared to $150,000 in the same period of 1997. During the third quarter of 1998, the Company accrued an additional $100,000 relating to its share of the initial Lublin Project Area seismic program. The Company's share of the initial Lublin Project Area seismic program cost is expected to total approximately $400,000. The Company expects its G&G expenditures will continue at current or higher levels as it continues to focus its exploratory efforts on Poland.

     Exploratory dry hole costs were a negative $3,000 for the third quarter of 1998, as compared to $1,503,000 in the same period of 1997. During the third quarter of 1998, the Company received a credit of $3,000 from a vendor relating to the Murray #12-30, a dry hole drilled during 1997. During the third quarter of 1997, the Company drilled three dry holes; the Gladysze #1-A on the Baltic Project Area costing $1,242,000; the Murray #12-30 on the Devil's Basin prospect in central Montana costing $211,000; the Mega Springs Federal #7 in Nye County, Nevada costing $21,000 and incurred an additional $29,000 of cost relating to the Orneta #1, a dry hole drilled in the Baltic Project Area during the first quarter of 1997.

     Impairments were $5,640,000 for the third quarter of 1998, an increase of $5,519,000 as compared to $121,000 in the same period of 1997. During the third quarter of 1998, the Company recognized a domestic proved oil and gas property impairment of $5,640,000 (see Note 6 to the financial statements) due to curtailed future domestic development plans resulting from the Company's increased focus on its Polish exploration and development opportunities and the probability of continued depressed oil prices. During the third quarter of 1997, the Company had leasehold impairments of $45,000 relating to the Devil's Basin prospect in central Montana and $76,000 relating to the Mega Spring prospect in Nevada, both of which had unsuccessful exploratory wells drilled during the third quarter of 1997. Leasehold impairments will vary from quarter to quarter and year to year based upon management's periodic assessment to determine whether any unproved properties have been impaired.

     Drilling costs were $114,000 for the third quarter of 1998, a $64,000 decrease as compared to $178,000 in the same period of 1997. During the third quarter of 1998, the Company contracted to drill four shallow wells in northern
Montana.   The Company realized a gross profit of $36,000 after direct drilling expenses of $93,000 and indirect downtime expenses of $21,000. The Company did not retain a working interest in any of the wells drilled during the third quarter of 1998. During the same period of 1997, the Company's rig drilled the Murray #12-30, a dry hole located in central Montana. An operating profit of $237,000 from drilling the Murray #12-30 offset dry hole costs of $211,000, which resulted from the Company retaining a 27.69% interest in the well. Drilling expenses will continue to vary due to the timing of wells being drilled, cost of the wells and the Company's working interest.

     Depreciation, depletion and amortization ("DD&A") was $181,000 for the third quarter of 1998, an increase of $20,000 as compared to $161,000 in the same period of 1997. The effective DD&A rate for the Company's producing properties increased $0.35 per bbl to $2.39 per bbl during the third quarter of 1998, as compared to $2.04 per bbl during the third quarter of 1997, due primarily to lower volumetric reserves at the end of 1997, as compared to the end of 1996. The increased DD&A rate was partially offset by lower production volumes in the third quarter of 1998. DD&A for the third quarter of 1998 also increased as compared to the same period in 1997 due to equipment additions after the third quarter of 1997.

     General and administrative expenses ("G&A") were $525,000 for the third quarter of 1998, a decrease of $68,000 as compared to $593,000 in the same period of 1997. The Company incurred less travel, legal, professional and other costs during the third quarter of 1998 as compared to the same period of 1997, primarily because Apache established an office in Warsaw during late 1997 and now performs a substantial amount of administrative activity in Poland on the Company's behalf. Under terms of the Lublin Participation Agreement and the Carpathian Participation Agreement, Apache may not charge the Company for Polish G&A costs until Apache fulfills its exploratory well drilling requirements on a usufruct by usufruct basis.

     Interest and other income was $119,000 for the third quarter of 1998, a decrease of $61,000 as compared to $180,000 in the same period of 1997. The decrease is primarily due to lower interest earned on the Company's cash equivalents and marketable debt securities. The Company had $5,336,000 of cash equivalents and marketable debt securities on hand at September 30, 1998, as compared to $10,557,000 at September 30, 1997.

     There was no interest expense for the third quarter of 1998, as compared to $534 during the same period of 1997. The Company had no outstanding long-term debt as of September 30, 1998 or as of September 30, 1997.

Comparison of the first nine months of 1998 to the first nine months of 1997

     Revenues

     Oil sales were $880,000 for the first nine months of 1998, a decrease of
$683,000, or 43.7%, as compared to $1,563,000 in the same period of 1997.   The
average price per bbl was $10.18 during the first nine months of 1998, a decrease of $6.40 or 38.6%, as compared to $16.58 for the same period of 1997. Oil production for the first nine months of 1998 was 86,407 bbls, a decrease of 7,840 bbls or 8.3%, as compared to 94,247 bbls, for the same period of 1997.
The decrease in production is attributable to a combination of the Company's effort to shut in marginal wells and to defer workovers due to current depressed oil prices and the natural production decline associated with the Company's producing properties. The Company had no gas production during the first nine months of 1998 or the first nine months of 1997.

     Drilling revenues were $150,000 during the first nine months of 1998, a decrease of $337,000 as compared to $487,000 for the same period of 1997. During the first nine months of 1998, the Company's drilling rig contracted to drill four shallow wells in northern Montana. The Company realized a gross profit of $15,000 after direct drilling expenses of $93,000 and year to date indirect downtime costs of $42,000. The Company did not retain a working interest in any of the wells drilled during the first nine months of 1998. During the same period of 1997, the Company's rig drilled a successful exploratory well, the State #31-8, and a dry hole, the Murray #12-30, both located central Montana. An operating profit of $175,000 from drilling both wells helped offset the 6.25% working interest cost of $24,000 for the State #31-8 (successful exploratory well) and the 27.69% working interest cost of $211,000 for the Murray #12-30 (dry hole). Drilling revenue will continue to vary due to the timing of wells being drilled, cost of the wells and the Company's working interest.

     The gain on sale of property interests was $467,000 during the first nine months of 1998, an increase of $265,000 as compared to $202,000 for the same period of 1997. During the first nine months of 1998, Apache paid the Company $500,000 as up-front cash consideration relating to its participation in the Carpathian Project Area, which was offset by associated costs of $33,000. During the first nine months of 1997, Apache paid the Company $545,000 as up-front cash relating to its participation in the Company's Lublin Project Area, which was partially offset by associated costs of $343,000.

     Operating Costs and Expenses

     Lease operating costs were $728,000 for the first nine months of 1998, a decrease of $49,000 as compared to $777,000 for the same period of 1997. During the first nine months of 1998, the Company continued its program to minimize its operating costs, shut in marginal wells and defer workovers until the price of oil rebounds from its current historically depressed level.

     Production taxes were $58,000 for the first nine months of 1998, a decrease of $50,000 as compared to $108,000 in the same period of 1997. The decrease was attributable to a 38.6% decrease in the price of oil per bbl and an oil production decrease of 8.3% in the first nine months of 1998 as compared to the same period of 1997.

     G&G costs were $1,120,000 for the first nine months of 1998, an increase of $579,000 as compared to $541,000 in the same period of 1997. During the first nine months of 1998, the Company incurred $400,000 relating to its share of cost of the initial Lublin Project Area seismic program and issued common stock valued at approximately $120,000 for G&G consulting services in Poland. During the first nine months of 1997, the Company did not participate in any material seismic programs. The Company expects its current G&G expenditures will continue at current or higher levels as it continues to focus its exploratory efforts on Poland.

     Exploratory dry hole costs were $9,000 for the first nine months of 1998, a decrease of $3,298,000 as compared to $3,307,000 in the same period of 1997.
The exploratory dry hole costs recorded in the first nine months of 1998 relate to exploratory dry holes drilled by the Company during 1997. The Company did not drill any exploratory dry holes during the first nine months of 1998.
During the first nine months of 1997, the Company drilled four dry holes; the Orneta #1 on the Baltic Project area costing $1,833,000; the Gladysze #1-A on the Baltic Project Area costing $1,242,000; the Murray #12-30 on the Devil's Basin prospect in central Montana costing $211,000; and the Mega Springs Federal #7 in Nye County, Nevada costing $21,000.

     Impairments were $5,640,000 for the first nine months of 1998, an increase of $5,519,000 as compared to $121,000 in the same period of 1997. During the first nine months of 1998, the Company recognized a domestic proved oil and gas property impairment of $5,640,000 (see Note 6 to the financial statements) due to curtailed future domestic development plans resulting from the Company's increased focus on its Polish exploration and development opportunities and the probability of continued depressed oil prices. During the first nine months of 1997, the Company had leasehold impairments of $45,000 relating to the Devil's Basin prospect in central Montana and $76,000 relating to the Mega Spring prospect in Nevada, both of which had unsuccessful exploratory wells drilled during the first nine months of 1997. Leasehold impairments will vary from period to period based upon management's periodic assessment to determine whether any unproved properties have been impaired.

     Drilling costs were $135,000 for the first nine months of 1998, a $177,000 decrease as compared to $312,000 in the same period of 1997. During the first nine months of 1998, the Company contracted to drill four shallow wells in
northern Montana.   The Company realized a gross profit of $15,000, after direct drilling expenses of $93,000 and indirect downtime costs of $42,000. The Company did not retain a working interest in any of the wells drilled during the first nine months of 1998. During the same period of 1997, the Company's rig drilled the State #31-8 and the Murray #12-30, both located in central Montana and realized a gross profit of $175,000 after direct drilling expenses of $268,000 and indirect downtime expenses of $44,000. The Company retained 6.25% and a 27.69% working interest in the State #31-8 and the Murray #12-30, respectively. Drilling expenses will continue to vary due to the timing of wells being drilled, cost of the wells and the Company's working interest.

     DD&A expense was $537,000 for the first nine months of 1998, an increase of $68,000 as compared to $469,000 in the same period of 1997. The effective DD&A rate for the Company's producing properties increased $0.38 per bbl to $2.44 per bbl during the first nine months of 1998, as compared to $2.06 per bbl during the first nine months of 1997, due primarily to lower volumetric reserves at the end of 1997, as compared to the end of 1996. The increased DD&A rate was partially offset by lower production volumes in the first nine months of 1998. DD&A for the first nine months of 1998 also increased as compared to the same period in 1997 due to equipment additions after the first nine months of 1997.

     G&A expenses were $1,949,000 for the first nine months of 1998, an increase of $107,000 as compared to $1,842,000 in the same period of 1997. The increase was primarily due to additional professional, legal, travel and other G&A costs associated with the Company's expanding operations. The Company expects G&A costs to possibly increase in future periods as it further expands its business activities.

     Interest and other income was $415,000 for the first nine months of 1998, a decrease of $157,000 as compared to $572,000 in the same period of 1997. The decrease is primarily due to lower interest earned on the Company's cash equivalents and marketable debt securities. The Company had $5,336,000 of cash equivalents and marketable debt securities on hand at September 30, 1998, as compared to $10,557,000 at September 30, 1997.

     There was no interest expense for the first nine months of 1998, as compared to $83,000 during the same period of 1997. The Company had no outstanding long-term debt as of September 30, 1998. During the first nine months of 1997, the Company incurred interest expense of $83,000 relating to advances received from RWE-DEA for joint operations on the Company's Baltic Project Area. On June 30, 1997, RWE-DEA elected not to earn an interest in the Company's Baltic Project Area and the Company eliminated its outstanding debt associated with advances received from RWE-DEA and recognized an extraordinary gain of $3,061,000.

YEAR 2000

     The Company uses computers principally for administrative functions such as word processing, accounting, management reporting and financial forecasting.
The Company also uses computers for scientific functions such as map making, geological interpretations and geophysical analysis. Substantially all of the Company's principal computer systems have been purchased since 1996. The Company's core software systems (accounting, internet, word processing and spreadsheet) are certified as year 2000 compliant.

     An ongoing program has been implemented by the Company to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures. In addition to its own computer systems, in connection with its activities in the United States and in Poland, the Company interacts with suppliers, customers, creditors, and financial service organizations domestically and globally which use computer systems. The Company is surveying all of the major businesses the Company interacts with during the normal course of business and is requesting a certification of year 2000 compliance from each of them. Substantially all of the Company's core vendors (banking, insurance, stock market-makers, strategic partners, oil purchasers, communications, etc.) have either already certified that they are year 2000 compliant or have a program underway to become year 2000 compliant before the year 2000.

     The Company intends to modify or replace those systems, if any, which are not year 2000 compliant. Although the Company intends to interact only with those third parties that have year 2000 compliant computer systems, it is impossible for the Company to monitor all such systems, particularly those of parties in another country. There can be no assurance that such systems will not have material adverse impacts on the Company's business and operations. The Company estimates that the cost to redevelop, replace, or repair its technology will not be material and has not expended any significant costs to date.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  None.

     (b) Reports on Form 8-K. During the quarter ended September 30, 1998, the Company filed the following reports on Form 8-K:

       DATE OF EVENT REPORTED                  ITEM(S)  REPORTED
       ----------------------                ---------------------
        July 28, 1998                        Item 5.  Other Events
        September 10, 1998                   Item 5.  Other Events
        September 17, 1998                   Item 5.  Other Events



                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FX ENERGY, INC.
                                 (Registrant)



Date:  November 12, 1998        By /s/ David N. Pierce
                                Chief Executive Officer, President, Chief
                                Financial and Accounting Officer, and Director