Form 10-K
period 1998-12-31
FX ENERGY INC
filed 1999-03-04
CIK 907649

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
                ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER: 0-25386

                                FX ENERGY, INC.
                    ----------------------------------------
                   (Name of registrant issuer in its charter)

                      NEVADA                                 87-0504461
          -----------------------------                --------------------
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                Identification No.)


          3006 HIGHLAND DRIVE, SUITE 206
             SALT LAKE CITY, UTAH                               84106
          -----------------------------                --------------------
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

  Indicate by check mark whether the registrant (1) has filed all reports
required to be filed by Section 13 or   15(d) of the Securities Exchange Act
during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   x   No

  Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 26, 1999, was $54,665,731.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of February 26, 1999, FX Energy had outstanding 13,054,503 shares of its common stock, par value $0.001.

  FX ENERGY'S DEFINITIVE PROXY STATEMENT IN CONNECTION WITH THE 1999 ANNUAL MEETING OF STOCKHOLDERS IS INCORPORATED BY REFERENCE IN RESPONSE TO PART III OF THIS ANNUAL REPORT.

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS


     This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend" and similar words and expressions. FX Energy intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that describe FX Energy's future strategic plans, goals or objectives are also forward-looking statements.

     Readers of this report are cautioned that any forward-looking statements, including those regarding FX Energy or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as

  -The future results of drilling individual wells and other exploration and development activities;
  -Future events that may result in the need for additional capital; -Fluctuations in prices for oil and gas;
  -Uncertainties of certain terms to be determined in the future relating to FX
   Energy's oil, gas and mining interests, including exploitation fees, royalty rates and other matters;
  -Future drilling and other exploration schedules and sequences for various wells and other activities;
   -Uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Poland;
  -The future ability of FX Energy to attract strategic partners to share the costs of exploration, exploitation, development and acquisition activities; and
  -Future plans and the financial and technical resources of strategic partners.

  The forward-looking information is based on present circumstances and on FX Energy's predictions respecting events that have not occurred, which may not occur or which may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors detailed in this report. The forward-looking statements included in this report are made only as of the date of this report. FX Energy is not obligated to update such forward-looking statements to reflect subsequent events or circumstances.

                                       PART I

                    ITEMS 1. AND 2. BUSINESS AND PROPERTIES

INTRODUCTION

      FX Energy is an independent oil and gas exploration, development and
production company focused on oil and   gas exploration in the Republic of
Poland. As of January 1, 1999, FX Energy was the largest foreign oil and gas exploration acreage holder in Poland, in terms of both gross and net acreage, with exploration rights covering approximately 17.0 million gross acres, including 13.6 million gross acres of Concessions and options covering approximately 3.4 million gross acres controlled by the Polish government-owned Polish Oil & Gas Company ("POGC"). FX Energy has strategic alliances with POGC and Apache Corporation ("Apache"), a leading U.S. based independent energy company, to explore for oil and gas, capitalize on development and acquisition opportunities, obtain project financing and conduct other activities in Poland. FX Energy is currently focusing its oil and gas exploration activities in Poland on five project areas; Lublin, Carpathian, Pomeranian, Warsaw West and the Baltic. Domestically, FX Energy has limited oil production and reserves in Montana and Nevada, a drilling and well servicing company and oil and gas exploration prospects in several western states.

     Effective January 1, 1999, FX Energy and Apache entered into an agreement which further defined the relationship between FX Energy and Apache in Poland by creating an Area of Mutual Interest ("AMI") for a minimum of two years covering the entire country of Poland, except for the Baltic Project Area, and established an integrated framework for joint oil and gas exploration, production, development and acquisition activities.

     Under agreements between FX Energy and Apache signed during 1997, 1998 and early 1999, Apache has agreed to perform certain earning requirements in order to earn a fifty-percent interest in FX Energy's Lublin and Carpathian project areas. Under the agreements, Apache has paid FX Energy $950,000 in initial cash consideration and agreed to pay FX Energy's pro rata share of costs to: (1) drill ten exploratory wells, including drilling and, if successful, completion costs for seven exploratory wells in the Lublin Project Area and the costs to drill (excluding completion costs) three exploratory wells in the Carpathian Project Area; (2) acquire a minimum of 2,000 kilometers of 2D seismic, including
1,650 kilometers of 2D seismic in the   Lublin Project Area and 350 kilometers
of 2D seismic in the Carpathian Project Area; (3) cover all Concession, usufruct and other leasehold costs during the first three years of the six-year exploration period of the Lublin and Carpathian project areas; and (4) cover all general and administrative costs relating to activities in Poland through the end of 1999. Terms of other agreements between FX Energy and Apache include:
(1) FX Energy and Apache are equal 50/50 partners in the Pomeranian and Warsaw West project areas; and (2) Apache is the operator of all project areas covered by the FX Energy and Apache AMI.

     During late 1998, Apache commenced drilling two exploratory wells, both of which were determined to be exploratory dry holes during February 1999, and completed shooting its minimum requirement of 1,650 kilometers of 2D seismic on the Lublin Project Area. Apache has committed to drill the remaining five exploratory wells on the Lublin Project Area by the end of 1999, acquire 350 kilometers of 2D seismic on the Carpathian Project Area during 1999 and 2000 and drill three exploratory wells by mid-2001 on the Carpathian Project Area, all at no cost to FX Energy. FX Energy and Apache also plan to commence, on an equal fifty-percent cost sharing basis, the development of POGC's Lachowice gas discovery during 1999, exploratory drilling on the Pomeranian Project Area during 2000 and exploratory drilling on the Warsaw West Project Area during 2001.

     FX Energy and Apache entered into agreements (the "Option Agreements") with POGC during 1997 and 1998 whereby each has an independent, reciprocal right to participate, in up to a one-third interest each, in hydrocarbon exploration of POGC controlled areas adjacent to and near the Lublin, Carpathian and Pomeranian project areas. In turn, POGC has the reciprocal right to participate in hydrocarbon exploration, in up to a one-third interest determined on a block by block basis, on the Lublin, Carpathian and Pomeranian project areas. The Option Agreements cover approximately 3.4 million acres of POGC controlled areas, including 0.6 million acres on the Lublin Project Area, 1.5 million acres on the Carpathian Project Area and 1.3 million acres on the Pomeranian Project Area, and approximately 8.6 million acres of FX Energy/Apache controlled areas, including 5.0 million acres on the Lublin Project Area, 1.4 million acres on the Carpathian Project Area and 2.2 million acres on the Pomeranian Project Area. There are no option agreements with POGC covering the Baltic and Warsaw West project areas, which are comprised of approximately 2.1 million acres and 2.9 million acres, respectively.

     FX Energy uses various terms in this report that are common in the oil and gas industry but that may not be familiar to all investors. This report contains a glossary at the end of this section that defines certain of these oil and gas terms.

     References to FX Energy in this report include FX Energy, Inc., its subsidiaries and the entities or enterprises organized under Polish law in which FX Energy has an interest and through which FX Energy conducts its activities in that country.

     As discussed, FX Energy has entered into arrangements with POGC and Apache through which each company has separate rights to participate in various activities and projects in Poland. For the purposes of presenting information in this report:

     * All gross and net well and acreage positions in Poland assume that

          -POGC does not exercise its rights to participate in the portions of the project areas controlled by FX Energy, except respecting portions in which it has elected to participate with the interest indicated prior to the date of this report; and

          -FX Energy and Apache each will exercise their respective options to participate in POGC controlled acreage at 33.3% each.

     * All historical production and test data about Poland have been derived from information furnished by either POGC or the Polish Ministry of Environmental Protection,Natural Resources and Forestry.

THE REPUBLIC OF POLAND

     The Republic of Poland, with a population of about 40 million people, peacefully asserted its independence in 1989 and adopted a new constitution that established a parliamentary democracy. Poland's comprehensive economic reform programs and stabilization measures implemented since 1989 have enabled it to move toward a free market economy that is currently one of the fastest growing in eastern Europe, with recent annual growth rates of from 5% to 7%. Poland is poised to join NATO in the near future and the European Union within five years. Poland's international trade has also undergone significant change. Its economic ties have turned from the east to the west, with most of its current international trade with the countries of the European Union. The Polish government credits foreign investment as a forceful growth factor, generating over one-third of the country's total investment and acting as a powerful restraint on unemployment.

     Since the 1850s, when oil was first commercially produced in Poland, approximately 122 MMBbls of oil and 2.6 Tcf of gas in the southeastern Carpathian region and 24 MMBbls of oil and 2.3 Tcf of gas in the southwestern Polish Lowlands have been produced to date. Over the last several decades, the exploration and development of Poland's oil and gas resources have been hindered by a combination of foreign influence, a centrally controlled economy, limited financial resources and a lack of modern exploration technology. Poland currently imports approximately 98% of its oil, primarily from countries of the former Soviet Union and the Middle East and approximately 60% of its natural gas, primarily from countries of the former Soviet Union.

     POGC is the largest holder of oil and gas exploration and exploitation rights in Poland and is the principal petroleum product processor and distributor, with approximately 40,000 employees. The government of Poland has announced that it intends to privatize various aspects of POGC. At this time, no specific plans have been announced respecting the method or timing of such privatization. See "Risk Factors--Poland's Governmental Regulation."


BUSINESS STRATEGY

     FX Energy's strategy is to create a program of lower risk appraisal and development opportunities to balance against its ongoing high potential exploration program on its large acreage position in Poland. FX Energy believes its strategic alliances with Apache and POGC give it significant financial and operational leverage in its drilling programs as well as enhance its ability to
pursue additional opportunities in Poland.   The principal components of FX
Energy's strategy are:

  -Focus on Poland. FX Energy believes Poland is an attractive area for oil and gas exploration and development because of its significant oil and gas potential from geologically diverse hydrocarbon provinces, rapidly growing free market economy and competitive regulatory environment. In addition, Poland provides a relatively modern industrial infrastructure, including drilling and service companies, pipelines, refineries and railroads. Since becoming the world's largest oil producer prior to World War I, the exploration and development of Poland's oil and gas resources have been hindered by a combination of foreign influence, a centrally controlled economy, limited financial resources and a lack of modern exploration technology. As a result, Poland currently imports approximately 98% and 60% of its oil and gas consumption, respectively. In an effort to reduce its dependence on imports and to encourage investment, Poland has created an internationally competitive fiscal regime regarding the development of oil and gas resources, including a current 6% government royalty and an exploitation license fee with no back-end governmental participation.

  -Leverage High Potential Exploration Program through Strategic Alliances. FX
   Energy has focused on acquiring multiple high potential exploration opportunities on large acreage blocks in Poland. FX Energy uses strategic alliances to pursue attractive opportunities at a limited direct cost to FX Energy. For example, to earn an interest in certain of FX Energy's project areas, Apache has agreed to fund, at no cost to FX Energy, an exploration drilling program to be completed in 2001, including the drilling of 10 wells and the acquisition and analysis of new and reprocessed seismic data plus other costs and fees estimated to total over $50 million. In addition, FX Energy and Apache are each fifty-percent participants in the Pomeranian and Warsaw West project areas. FX Energy also has agreements with POGC, which has historically performed most of the oil and gas exploration and development in Poland, to access existing geological and geophysical data of certain project areas.

  -Capitalize on Exploitation and Development Opportunities. FX Energy is also pursuing lower risk appraisal and development drilling opportunities in Poland. FX Energy is focusing its efforts on acquiring interests on or near areas containing proven reserves or in areas in which FX Energy believes modern drilling and production techniques will result in producing wells. For example, on POGC acreage in the Lachowice Field, FX Energy, in conjunction with Apache, plans to reenter up to three wells that POGC previously tested at an average combined production rate of 5.7 MMcf per day of gas per well and, if warranted, to install production infrastructure and drill three additional development wells. In addition, FX Energy intends to participate with Apache in appraisal and development drilling opportunities which may arise as a result of their ongoing multiple-well exploration program.

  -Expand Activities in Poland. FX Energy intends to continue its strategy of obtaining acreage and access to attractive opportunities in Poland through
   cooperative efforts with POGC.  For   example, during 1998 FX Energy and
   Apache contracted with the Geosynoptics Society of the University of Mining and Metallurgy at Krakow to undertake a joint study to identify hydrocarbon development opportunities. FX Energy and Apache have agreed to join as fifty-percent interest holders in any prospects identified through the study that they are able to pursue with POGC. FX Energy and Apache intend to focus their efforts initially in the western Polish Lowlands, which includes areas where POGC has either Concessions or existing data that may help direct exploration activities. Similarly, FX Energy, Apache and POGC have agreed to conduct a geological and geophysical analysis of five blocks covering an aggregate of approximately 1.3 million acres near the Pomeranian Project Area in northwest Poland to identify and select exploration objectives. Upon identifying potential drilling targets, POGC will seek exploration Concession rights in its name, subject to the option of FX Energy and Apache to participate in exploration on terms agreed upon by the parties. Neither FX Energy nor Apache currently has any exploration rights to such prospects.


EXPLORATION AND DEVELOPMENT ACTIVITIES IN POLAND

Polish Project Area Acreage

     FX Energy's oil and gas exploration rights in Poland cover five separate project areas comprised of the following gross acreage components:

                  FX ENERGY          OPTIONS ON POGC         TOTAL
                                    CONTROLLED AREAS
                --------------  ------------------------   ----------
 PROJECT AREA   CONCESSION (2)  CONCESSION     EXCLUSIVE    ACREAGE
--------------  --------------  ----------     ---------   ----------
Lublin (1),(3)      5,000,000       600,000           --    5,600,000

Carpathian          1,400,000       200,000    1,300,000    2,900,000
(1),(3)

Pomeranian          2,200,000       100,000    1,200,000    3,500,000
(1),(4)

Warsaw West         2,900,000            --           --    2,900,000
(4)

Baltic              2,100,000            --           --    2,100,000
                   ----------       -------    ---------   ----------
    Total          13,600,000       900,000    2,500,000   17,000,000
                   ==========       =======    =========   ==========



(1)POGC controlled areas include approximately 0.9 million acres of existing POGC Concessions and approximately 2.5 million acres for which POGC has been granted the exclusive right to obtain Concessions by the government of Poland. FX Energy and Apache each have separate options to participate in the exploration of POGC controlled areas with up to a one-third interest each. In turn, POGC has an option to participate with up to a one third interest, determined on a block by block basis, in the exploration of the FX Energy Concession portion of the respective project areas.

(2)FX Energy and Apache each own an effective fifty-percent beneficial interest in each of FX Energy's Concessions subject to POGC's participation in the Lublin, Carpathian and Pomeranian project areas, except the Baltic Concession, which is owned 100% by FX Energy.

(3)Apache must perform certain obligations to earn an interest in FX Energy's Lublin and Carpathian Concessions, including, but not limited to, covering the cost to drill seven exploratory wells on the Lublin Project Area and three exploratory wells on the Carpathian Project Area. The Carpathian Project Area's exclusive acreage includes the 0.4 million acre Northern Carpathian Concession which was applied for during 1998 and is awaiting approval by the Polish government.

(4)Under terms of the FX/Apache AMI effective January 1, 1999, FX Energy and Apache are equal fifty-percent partners in FX Energy's Pomeranian Project Area and Apache's Warsaw West Project Area.


Lublin Project Area

     The 5.6 million acre Lublin Project Area is located in central southeast Poland and comprises twenty four blocks and three partial blocks covering approximately 5.0 million acres awarded to FX Energy during 1996 and 1997 and the 0.6 million acre Lublin Option acreage that contains the POGC Concessions and is governed by an agreement between FX Energy, Apache and POGC dated July 18, 1997.

     The Lublin Basin has been explored extensively by POGC in recent years resulting in the discovery of five fields (Stezyca, Swidnik, Ciecierzyn, Melgiew and Komarow) which established oil or gas reservoirs in Devonian reef and Carboniferous sand traps. Additional wells drilled by POGC in the Lublin Project Area have also encountered oil or gas shows in the Cambrian, Devonian and Carboniferous formations. Seismic data analyzed to date and correlated with data from drilling logs and core samples from previous wells show a number of Carboniferous, Devonian, Cambrian and Triassic leads within the area covered by the Lublin Project Area.

     Lublin Concession

      During 1996 and 1997, FX Energy entered into two separate exploration agreements with the government of Poland respecting its interests in the Lublin Project Area. The first Lublin Agreement, dated December 20, 1996, covered approximately 2.0 million acres in eight exploration blocks. Under the first Lublin Agreement, FX Energy's exploration rights are divided into two successive three-year phases expiring in three and six years, respectively, after grant of eight Concessions ("Original 8 Blocks") in the Project Area. FX Energy may relinquish rights to any Concession blocks after the first three-year phase. To retain its rights in the Original 8 Blocks, FX Energy must review existing data, gather at least 500 kilometers of seismic data, commence one exploratory well during the first three-year phase and commence at least one exploratory well in each of the retained Concession blocks, excluding the block in which the initial test is located, by the end of the second three-year phase. FX Energy must also pay Concession and usufruct fees totaling $220,000 and spend $25,000 per year training Polish citizens.

     On July 18, 1997, FX Energy entered into the second Lublin Agreement covering approximately 3.0 million acres in sixteen exploration blocks ("Additional 16 Blocks"). Under the second Lublin Agreement, FX Energy is required to acquire 1,150 kilometers of seismic, drill five wells during the first three years of a six-year exploration term, pay $475,000 in Concession and usufruct fees and spend $55,000 per year training Polish citizens.

     As a result of various agreements signed with Apache during 1997 and 1998, Apache agreed to earn a fifty percent interest in the Lublin Concession by paying FX Energy $450,000 in cash and committing to pay FX Energy's pro rata cost of: (1) drilling and completing seven exploratory wells; (2) acquiring a minimum of 1,650 kilometers of 2D seismic; (3) all Concession, usufruct and training fees during the first three years of a six-year exploration period; and, (4) all of Apache's Polish general and administrative costs through 1999 or until Apache's earning requirements are completed, whichever is later. Apache is the operator of the Lublin Concession.

     Lublin Option with POGC

     The Lublin Option comprises approximately 0.6 million acres of existing POGC Concessions. On July 18, 1997, POGC granted FX Energy and Apache each an independent right to participate in up to a one-third interest in exploring the Lublin Option. In turn, FX Energy and Apache granted POGC an option to participate in exploratory drilling on the Lublin Concession with up to a one-third working interest on a block by block basis.

     Exploration Activities - Lublin Exploration Program with Apache

     FX Energy is cooperating with Apache in developing a comprehensive long-term exploration and development program for the Lublin Project Area. Apache has agreed to fund, at no cost to FX Energy, the drilling of seven (3.5 net) of these exploratory wells on either the Lublin Concession or Lublin Option acreage. Apache has completed a 2,000 kilometer seismic survey covering portions of the Lublin Project Area and analyzed, reprocessed and evaluated approximately 5,400 kilometers of existing seismic data. The seismic data, together with well log and core analysis data, was used to pick the first two exploratory well sites of the seven exploratory wells Apache has committed to on the Lublin Project Area.

      During the fourth quarter of 1998, Apache commenced drilling the first two exploration wells on the Lublin Project Area: the Czernic 277-2 and the Poniatowa 317-1. The Czernic 277-2 is located on the Lublin Option acreage within the Lublin Project Area. Although the Czernic 277-2 is not located within the Lublin Concession, FX Energy and Apache agreed to count the Czernic 277-2 as one of the seven exploratory wells. Accordingly, Apache paid all of FX
Energy's pro rata share of drilling costs for the Czernic 277-2.    POGC elected
to participate in the drilling of the Czernic 277-2 with a one-third working interest. Apache and FX Energy each retained a one-third working interest in the Czernic 277-2. The Poniatowa 317-1 is located within the Lublin Concession and is also counted as one of the seven exploratory wells. As such, Apache paid for all of FX Energy's pro rata drilling costs for the Poniatowa 317-1. POGC elected to participate in the drilling of the Poniatowa 317-1 with a 5.0% working interest. Apache and FX Energy each retained a 47.5% working interest in the Poniatowa 317-1.

      On February 16, 1999, the Czernic 277-2 and the Poniatowa 317-1 were determined to be exploratory dry holes. The Czernic 277-2 was drilled to a depth of 3,000 meters and the Poniatowa was drilled to a depth of 2,230 meters. Under terms of various agreements with Apache, all of FX Energy's working interest costs, including 33.3% for the Czernic 277-2 and 47.5% for the Poniatowa 317-1, were covered by Apache.

Carpathian Project Area

      The 2.9 million acre Carpathian Project Area is located in southern Poland and comprises the 1.4 million acre Southern Carpathian Concession containing twelve blocks awarded to FX Energy on October 14, 1997, the approximately 0.4 million acre Northern Carpathian Concession containing parts of three blocks which was applied for in 1998 and is awaiting government approval and 1.1 million acres of POGC controlled areas which are governed by an agreement between FX Energy, Apache and POGC dated February 2, 1998.

     The Carpathian Project Area is in the Carpathian region, where hydrocarbons were first discovered in 1854. To date, the Carpathian region is reported to have produced an estimated 122 MMBbls of oil and 2.6 Tcf of gas from shallow depths. A limited number of deep wells drilled in recent years by POGC evidence additional possible reservoir potential within the area. Over the past few years, there have been several oil and gas discoveries in the Carpathian region in the Carboniferous, Myocene, Jurassic and Cretaceous formations.

     Southern Carpathian Concession

     On October 14, 1997, the Polish government awarded FX Energy exclusive rights to explore for oil and gas on 12 blocks containing approximately 1.4 million acres located in the Southern Region of the Carpathian Mountains. FX Energy is obligated to acquire 350 kilometers of 2D seismic, drill one well during the first three years and two additional wells during the second three years of a six-year exploration period, pay $160,000 in Concession and usufruct fees and spend $15,000 per year training Polish citizens.

     On February 27, 1998, FX Energy signed an agreement with Apache, whereby Apache agreed to earn a fifty-percent interest in FX Energy's Southern Carpathian Concession. Under the agreement, Apache paid FX Energy $500,000 in initial cash consideration and committed to pay FX Energy's pro rata share of the cost for: (1) drilling three exploratory wells; (2) acquiring 350 kilometers of seismic; (3) all Concession, usufruct costs and training fees in the first three years of a six-year exploration period; and, (4) all of Apache's Polish general and administrative costs through 1998 or until Apache's earning requirements are completed, whichever is later. Apache is the operator of the Southern Carpathian Concession. On February 2, 1998, FX Energy, Apache and POGC signed an agreement whereby FX Energy and Apache each have a fifty-percent working interest in the Southern Carpathian Concession subject to being reduced by POGC's election to participate in exploratory drilling on the Southern Carpathian Concession with up to a one-third working interest on a block by block basis. FX Energy and Apache each have an independent reciprocal right to participate in the exploration of POGC's Carpathian Option acreage, an area which includes 1.5 million acres controlled by POGC, with up to a one-third working interest each.

     Northern Carpathian Concession

     In May 1996, FX Energy entered into a Joint Study Agreement with POGC in order to identify drillable oil and gas prospects in the Carpathian Mountains in southern Poland where oil and gas exploration rights are controlled by POGC.
As a result of this agreement, FX Energy and Apache, along with POGC, applied for the 0.4 million acre Northern Carpathian Concession during early 1998. The Northern Carpathian Concession is located within 1.5 million acres controlled by POGC in the Carpathian Project Area. FX Energy is currently awaiting Polish
government approval, which is expected in early 1999.   As a result of various
agreements, the Company, Apache and POGC will each have a one-third interest in the Northern Carpathian Concession.

    Carpathian Option with POGC

      The Carpathian Option comprises approximately 1.5 million acres, including
0.2 million acres of existing POGC Concessions, the 0.4 million acre Northern Carpathian Concession applied for during 1998 and an additional 0.9 million acres of POGC controlled areas. On February 2, 1998, POGC granted FX Energy and Apache each an independent right to participate in up to a one-third interest in exploring the Carpathian Option. In turn, FX Energy and Apache granted POGC an option to participate in exploratory drilling on the Southern Carpathian Concession with up to a one-third working interest on a block by block basis.

      Exploration Activities - Carpathian Exploration Program with Apache

      Apache is continuing its evaluation of seismic data, well logs and core samples provided by POGC and has agreed to acquire 350 kilometers of additional seismic data in the Carpathian Project Area. Based on the existing data, FX Energy and Apache have identified a large number of possible structural leads within the Carpathian Project Area. Apache has agreed to fund, at no cost to FX Energy, the drilling of three exploratory wells in the Carpathian Project Area by mid-2001. FX Energy and Apache expect to begin the first of three exploratory wells during 2000.

      Development Activities - Lachowice Field

      The POGC Carpathian Option includes the Lachowice Field, an undeveloped gas discovery on a POGC Concession. Between 1982 and 1994 POGC drilled nine wells in the Lachowice Field, three of which are shut-in gas discoveries that POGC tested at a combined average rate of 5.7 MMcf of gas per day per well from 10,000-13,000 feet in a Devonian reef structure. On February 26, 1999, FX Energy, Apache and POGC entered into an agreement to jointly develop the Lachowice Field with Apache as operator. Under terms of the agreement, the
Company and Apache will pay all of the   following costs in order to earn a one-
third interest each in the project: (1) recomplete up to three shut-in gas wells; (2) drill three additional wells; and, (3) construct gathering and processing facilities. All costs and net revenues thereafter, including additional development drilling and lease operating costs, will be shared one-third each by the Company, Apache and POGC. The project's preliminary work schedule is as follows: (1) begin testing and recompletion of up to three wells during the second quarter of 1999; (2) commence additional developmental drilling as warranted; and, (3) construct facilities and pipeline and commence production by mid-2000.

Pomeranian Project Area

     The 3.5 million acre Pomeranian Project Area is located in northwestern Poland and consists of the 2.2 million acre Pomeranian Concession covering ten exploration blocks awarded to FX Energy on October 30, 1997 and the 1.3 million acre Pomeranian Option acreage on POGC controlled areas pursuant to an agreement between FX Energy and POGC dated May 20, 1998.

     There has been relatively little previous exploration of the area in northwestern Poland in which the Pomeranian Project Area is located. However, the Wierzchowa field, which is within the Pomeranian Project Area, is reported to have produced 14 Bcf of gas at a rate of approximately 5.7 MMcf per well per day from a Permian structure and stratigraphic tests drilled by the Polish government are reported to have oil and gas shows from the Devonian horizon. POGC has made available to FX Energy the existing seismic data and well logs and cores from the Pomeranian Project Area for reprocessing and analysis. FX Energy believes that portions of the Pomeranian Project Area and adjacent areas to the west on POGC controlled acreage are geologically similar to the BMB field to the southwest on which POGC has drilled approximately 22 producing wells on a 3D seismic-defined structure. POGC has estimated the BMB field has ultimate recoverable reserves of 76 MMbls of oil and 349 Bcf of gas.

     During February 1998, FX Energy initially granted Apache an option to acquire a fifty-percent interest in its Pomeranian Project Area in exchange for Apache's agreement to evaluate and reprocess 1,000 kilometers of seismic. Following completion of this seismic study in December 1998, Apache exercised its option to participate in the Pomeranian Project Area by agreeing to pay FX Energy's pro-rata share of the cost to drill one exploratory well, acquire 600 kilometers of 2D seismic and all Concession costs and other fees during the first three years of a six year exploration period to earn a fifty-percent interest in the Pomeranian Project Area. Under terms of a subsequent agreement signed with Apache in early 1999, FX Energy agreed to eliminate Apache's earning requirements for the Pomeranian Project Area in exchange for a fifty-percent interest in Apache's Warsaw West Project Area. FX Energy and Apache are now each fifty-percent partners in the Pomeranian and Warsaw West project areas.
All costs incurred by either party in the Pomeranian and Warsaw West project areas before are considered sunk costs for which there will be no equalization among the parties. Under terms of the Pomeranian Concession, FX Energy and Apache must acquire a minimum of 600 kilometers of 2D seismic and drill one exploratory well during the first three years of a six year exploration period, pay $250,000 in Concession and usufruct fees and $25,000 annually to train Polish citizens. FX Energy and Apache also granted POGC an option to earn up to a one-third interest, determined on a block by block basis, in the portions of the acreage in the Pomeranian Project Area controlled by FX Energy and Apache in exchange for the right to earn up to a one-third interest each in approximately
1.3 million gross acres controlled by POGC in the Pomeranian Project Area. FX Energy and Apache expect to commence drill exploratory drilling on the Pomeranian Project Area during 2000.


Warsaw West Project Area

      The 2.9 million acre Warsaw West Project Area is located adjacent to the northwest section of FX Energy's Lublin Project Area in central Poland and consists of 13 exploration blocks acquired by Apache during 1997. Effective January 1, 1999, FX Energy and Apache entered into an agreement whereby FX Energy became a fifty-percent partner in Apache's Warsaw West Project Area. During the first three years of a six-year exploration period, FX Energy and Apache are obligated to acquire a minimum of 1,000 kilometers of 2D seismic, drill one exploration well, pay $390,000 in Concession and usufruct fees and spend $25,000 per year training Polish citizens. All costs are to be shared equally on a fifty-fifty basis between FX Energy and Apache, except for $195,000 of usufruct fees incurred solely by Apache prior to FX Energy becoming an equal partner. Apache will be the operator of the Warsaw West Project Area. FX Energy and Apache expect to commence exploratory drilling on the Warsaw West Project Area during 2001.

Baltic Project Area

     The Baltic Project Area is located onshore near the Baltic Sea and consists of exploration rights covering approximately 2.1 million net acres in northern Poland. The Baltic Project Area is part of the Baltic Platform geological region that covers the southeastern portion of the Baltic Sea, portions of the bordering onshore areas of northern Poland and areas to the northeast in the Kaliningrad district of Russia, Lithuania and Latvia. Approximately 34 onshore and offshore fields have been discovered in the Baltic Platform. Four of the largest fields in this region reportedly have produced an aggregate of over 150 MMBbls of high grade oil through 1994. During 1997, FX Energy drilled two wells in the Baltic Project Area to test Cambrian horizons that produce to the north offshore in the Baltic Sea and in the Kaliningrad district of Russia. Neither of the wells yielded commercial quantities of hydrocarbons. Under terms of the Baltic Area usufruct, FX Energy must drill at least one exploratory well during the first three year phase and one exploratory well during the second three year phase of a six year exploration period, pay $33,333 per year in Concession fees, spend $25,000 per year training Polish citizens and relinquish fifty-percent of
the Baltic Project Area's acreage by     March 6, 1999.   In addition, if the
government does not confirm that the Gladysze #1-A, the second exploratory well drilled on the Baltic Project Area during the first phase exploration period, counts as the required exploratory well during the second exploratory phase, then FX Energy would be required to drop all of the Baltic Project Area's acreage or commit to drill an additional exploratory well on the Baltic Project Area by March 2000. The Baltic Project Area is FX Energy's only Project Area in Poland with mandatory acreage relinquishment provisions. FX Energy expects to enter into a strategic alliance with an industry partner before undertaking substantial additional exploration in this area. There can be no assurance FX Energy will be able to obtain such an industry partner.

Polish Lowlands Study

     FX Energy and Apache have agreed with the University of Mining and Metallurgy, Krakow, to review and evaluate geological data respecting the Polish Lowlands to identify hydrocarbon appraisal and development opportunities. FX Energy and Apache are reviewing and evaluating geological data to identify hydrocarbon appraisal and development opportunities near selected producing regions of the western portion of the study area. Historically, the Polish Lowlands has produced approximately 24 MMbls of oil and 2.3 Tcf of gas to date. FX Energy and Apache expect the study of data from the Polish Lowlands to provide a source of projects for exploration and exploitation in the future. While FX Energy and Apache believe their relationship with POGC will provide opportunities to obtain an interest in projects in the study area, FX Energy and Apache have no rights to drill or develop acreage in this region and there can be no assurance that FX Energy and Apache will be able to obtain such rights.

Sudety Project Area

     FX Energy has interests to explore for gold and associated minerals in seven blocks containing approximately 166,000 acres near the city of Zlotorya in the Sudety region of southwestern Poland. The Zlotorya area has a long history of gold production, dating back to the fifth century. Gold production in the Zlotorya area continued through the early twentieth century, but extraction techniques available at that time made further production uneconomical. On December 30, 1997, FX Energy entered into an agreement with Homestake Mining Company ("Homestake"), an international gold mining company, in which Homestake agreed to pay all of FX Energy's costs relating to the Sudety Project Area in exchange for an interest in the Project Area. To date, FX Energy and Homestake have conducted a limited geological, geochemical and geophysical reconnaissance of the Sudety Project Area.


PROPERTIES IN POLAND

Laws and Contracts Covering Poland Properties

     In 1994, Poland adopted the Geological and Mining Law, which specifies the process for obtaining domestic exploration and exploitation rights. All of FX Energy's rights in Poland have been awarded pursuant to this law. Under the Geological and Mining Law, the Concession Authority enters into oil, gas and mining usufruct agreements that grant the holder the exclusive right to explore for and exploit the designated hydrocarbons or minerals for a specified period under prescribed terms and conditions. The holder of the mining usufruct must also acquire an exploration Concession to obtain surface access to the exploration area by applying to the Concession Authority and providing the opportunity for comment by local governmental authorities. If a commercially viable discovery is made in an exploration Concession area, it is necessary for the holder of the exploration Concession license to obtain an exploitation Concession license for a specific term by then applying to the Concession Authority and negotiating with local government authorities. The holder of a usufruct and exploration and exploitation Concession licenses must also acquire rights to use the land from the surface owner.

Oil and Gas Concessions

     The Concession Authority has granted FX Energy oil and gas exploration rights on the Lublin, Carpathian, Pomeranian and Baltic project areas and has granted Apache oil an gas exploration rights on the Warsaw West Project Area. The agreements divide these areas into blocks, generally containing approximately 250,000 acres each. Concession licenses have been acquired for surface access to all project areas that lie within existing usufructs. The first three year exploration period begins after the date of the last Concession signed under each respective usufruct. To date, FX Energy and Apache believe all material Concession terms have been satisfied.

     Each of the oil and gas usufructs divides exploration rights into successive exploration phases expiring in three and six years, respectively, after the grant of the last Concession agreements covered by the applicable usufruct. A number of exploratory wells are required to be drilled during the first three year and second three year exploration phases, a minimum amount of 2D seismic acquisition must be completed, and other expenditures must be made, all as set forth in the applicable usufructs, in order to retain an interest in each usufruct. The dates of the last Concession signed and work commitments for each of FX Energy's project areas under the usufructs are set forth in the following table:

                                              WORK COMMITMENT
                                   --------------------------------------
                 NO. OF   DATE OF  FIRST THREE  SECOND THREE      2D
                 BLOCKS    LAST    YEAR PHASE    YEAR PHASE     SEISMIC
    USUFRUCT      (1)   CONCESSION  DRILLING    DRILLING (2)  ACQUISITION
---------------  ------ ---------- ----------  -------------  -----------
LUBLIN:

  Vistula           8    08/08/97   One well    One well per    500 km
                                                   block

  Lublin Middle     7    06/30/98   Two wells   One well per    500 km
                                                   block
  Block 298.        1    06/30/98   One well    Two wells in    150 km
                                                  usufruct
  Komarow          11    03/04/98   Two wells   One well per    500 km
                                                   block
SOUTHERN           12    12/31/98   One well    Two wells in    350 km
CARPATHIAN                                        usufruct
POMERANIAN         10    12/31/98   One well    Two wells in    600 km
                                                  usufruct
WARSAW WEST (3)    13    11/13/98   One well    Two wells in   1,500 km
                                                  usufruct
BALTIC (4)         11    03/07/96   One well    One well in      None
                                                  usufruct

     The annual training fees and the aggregate Concession and usufruct fees over the respective usufruct's six year exploration term, including the net amounts payable by FX Energy and Apache, are set forth in the following table:

                                                     NET CONCESSION/
                       ANNUAL       CONCESSION        USUFRUCT FEES
      USUFRUCT      TRAINING FEES   AND USUFRUCT   FX ENERGY     APACHE
                       (5)
--------------      -------------  -------------   ---------   --------
LUBLIN:
  Vistula          $  25,000      $  220,000      $     --     $220,000
  Lublin Middle       25,000         224,000            --      224,000
  Block 298            5,000          51,000            --       51,000
  Komarow             25,000         200,000            --      200,000
SOUTHERN              15,000         160,000            --      160,000
CARPATHIAN
POMERANIAN            25,000         250,000       125,000      125,000
WARSAW WEST           25,000         390,000        97,500      292,500
BALTIC                25,000         200,000       200,000           --

  Total            $ 170,000      $1,695,000     $ 422,500   $1,272,500




(1) The Baltic Project Area includes one block that is approximately half the size of the other blocks. The Komarow Concession includes three extra partial blocks adjacent to the border of Poland and the Ukraine.
(2) FX Energy may terminate its drilling commitments in a block or area by relinquishing such block or area at the end of the first three year phase.
(3) The 2D seismic acquisition requirements for the West Warsaw Project Area include 1,000 kilometers during the first three year exploration period and 500 kilometers during the second three year exploration period. 2D seismic acquisition requirements for all other project areas apply to the first three year exploration period only.
(4) If the government does not indicate the Gladysze #1-A, the second exploratory well drilled on the Baltic Project Area during the first phase exploration period, counts as the required exploratory well during the second exploratory phase, then FX Energy will be required to commence drilling an additional exploratory well on the Baltic Project Area by March 2000 or surrender all of the Baltic Project Area's acreage. In any event, under terms of the Baltic Project Area usufruct, FX Energy must relinquish fifty-percent of the Baltic Project Area's acreage by March 6, 1999. No other project areas have required acreage relinquishment provisions.
(5)  Annual training fees apply to each year of the six year exploration period.

     During 1997 and 1998, Apache contracted with FX Energy to earn a fifty-percent interest in FX Energy's Lublin and Carpathian project areas. Under terms of the agreements, Apache has committed to cover all of FX Energy's pro-rata share of costs in the Lublin Project Area during the first three year phase to: (1) drill and complete seven exploratory wells; (2) acquire 1,650 kilometers of 2D seismic; (3) cover all annual training fees; and, (4) cover all Concession and usufruct fees. In the Carpathian Project Area, Apache has committed to pay for FX Energy's pro-rata share of cost during the three year phase to: (1) drill three exploratory wells; (2) acquire 350 kilometers of 2D seismic; (3) cover all annual training fees; and, (4) cover all Concession and usufruct fees.

     On January 29, 1999, FX Energy and Apache completed an agreement whereby each party has a fifty-percent interest in FX Energy's Pomeranian Project Area and Apache's Warsaw West Project Area effective January 1, 1999. Cost incurred by each party prior to the effective date, including $195,000 paid by Apache for the Warsaw West Project Area, are sunk costs for which no equalization was provided for between the two parties.

     During 1997 and 1998, FX Energy, Apache and POGC entered into option agreements covering the Lublin, Carpathian and Pomeranian project areas whereby FX Energy and Apache each has an independent right to participate, with up to a one third interest, in the exploration of POGC controlled areas within the Lublin, Carpathian and Pomeranian project areas. In turn, FX Energy and Apache granted POGC a reciprocal right to participate in the exploration of the FX Energy and Apache controlled areas within the Lublin, Carpathian and Pomeranian project areas on a block by block basis.

     If a commercially viable discovery of oil were made in any of its project areas, the Concession owner would be required to apply for an exploitation Concession, as provided by the usufructs, with a term of 30 years and so long thereafter as commercial production continues. Upon the grant of the exploitation Concession, the Concession owner would become obligated to pay a fee, to be negotiated within the range of 0.01% to 0.5% of the market value of
the estimated recoverable reserves in    place, payable in five equal annual
installments. The Concession owner would also be required to pay a royalty on any production, the amount of which will be set by the Concession Authority, within a range established on the base royalty rate for the mineral being extracted. The base royalty rate for oil and gas is currently 6%, but could be increased unilaterally up to 10% (the current statutory maximum base royalty rate) by the Council of Ministers. The Concession Authority can set the royalty rate for any particular commercial production in a range between 50% and 150% of the base royalty rate, depending on the economic viability of such operation, but not to exceed the statutory maximum rate. Therefore, with the current base rate of 6% for oil and gas, the Concession Authority could establish the royalty rate between 3% and 9%. If, however, the base rate is increased to 10%, the royalty rate would be between 5% and 15%. The royalty rate may vary for different producing fields and may be changed from time to time during the productive life of a field. Local governments in such areas will receive 60% of any royalties paid on production. The Concession owner could be subject to significant delays in obtaining the consents of local authorities or satisfying other governmental requirements prior to obtaining an exploitation license.

FX Energy and Apache Joint Venture

     FX Energy and Apache have agreed to conduct joint exploration, appraisal, development and production activities in the Lublin, Carpathian, Warsaw West and Pomeranian project areas, with Apache as operator. Even though they will engage in these projects jointly, they have agreed to treat their respective interests and obligations as separate, such that each company is responsible for providing its own funding for joint activities and is entitled to take and sell its share of hydrocarbons independently of the other. As is customary, they will use western industry standard joint operating agreement terms to govern their respective actions, rights and obligations.

     FX Energy and Apache have each created Polish subsidiaries to carry out
their joint projects in Poland.  FX      Energy has created several wholly-owned
spolka z o. o. (a form of limited liability company) to hold all of its interests in Poland. For example, in the western portion of the Lublin Project Area containing eight exploration blocks (the "Vistula area"), FX Energy and Apache are each fifty-percent beneficial participants in a Polish limited liability company (the "Lublin LLC"), all of the title ownership of which has been assigned by FX Energy to the Lublin LLC, subject to the terms of their participation agreement.

     In other instances. FX Energy and Apache have paired their interests in Poland into several spolka jawnas (a form of registered joint operation) to hold record title to the various usufructs and Concessions. For example, FX Energy and Apache are each fifty-percent participants in a Polish spolka jawna (the "Lublin SJ") which has been awarded usufructs and exploration Concessions covering 16 exploration blocks in the Lublin Project Area, the Southern
Carpathian Concession and the Pomeranian Concession.   FX Energy and Homestake
have formed a Polish spolka jawna (the "Sudety SJ"), which holds title to the various usufructs and Concessions and is conducting activities respecting the Sudety Project Area.

     The ownership structure in Poland may be altered by FX Energy, Apache and POGC from time to time in response to developments in the Polish legal system to most accurately reflect their various agreements regarding jointly owned projects in Poland.

Production, Transportation and Marketing  - Poland

     To date, FX Energy has had no oil or gas production in Poland and currently has no agreement or arrangement for the sale, delivery or refining of any oil or gas that may be produced, including possible production from the Lachowice Field. Under the principal agreed terms to be incorporated into formal documents now being negotiated, POGC will purchase gas produced from the Lachowice Field at a market price under a long term contract. FX Energy expects that gas and oil produced from its other interests in Poland would be sold for domestic consumption under marketing arrangements to be negotiated. FX Energy will be required to obtain governmental approval to export any oil or gas.

     Poland has crude oil pipelines traversing the country and a network of gas pipelines serving major cities, commercial and industrial areas and many gas production areas. If substantial oil production were established, Poland has a well-developed infrastructure of hard-surfaced roads and railways over which FX Energy believes oil produced could be transported for sale. There are refineries in Gdansk and Plock in Poland and one in Germany near the western Polish border which FX Energy believes could process crude oil produced in Poland. FX Energy may incur expenditures for constructing and operating crude oil transportation and handling facilities.

     Poland's natural gas pipeline network includes a number of lines within the Lublin, Carpathian, Pomeranian and Warsaw West project areas that possibly could be connected to transport gas from wells in that area. In the case of the Lublin Project Area, the city of Lublin, with a population of 350,000, lies near the center of the Lublin Project Area and within approximately 30 miles of several exploration leads. If substantial gas production were established, FX Energy will most likely incur significant expenditures to construct gas gathering, treatment and transmission lines prior to the delivery and sale of any such gas.

Gold Concessions - Sudety Project Area

     The Concession Authority has entered into mining usufruct agreements with FX Energy to explore for gold on seven exploration blocks, including three blocks ("Original 3 Blocks") acquired by FX Energy during 1996 and four blocks ("Additional 4 Blocks") acquired by FX Energy during 1997, on FX Energy's Sudety Project Area in southeastern Poland. FX Energy obtained Concession licenses for all seven blocks during 1998.

     FX Energy's exploration rights to the Original 3 Blocks expire July 2000, but are subject to an extension for three additional years. Under the usufruct terms for the Original 3 Blocks, FX Energy is required to make cash payments totaling $55,000 during the first year, complete a regional study, pay Concession fees of $15,000 and spend a minimum of $800,000 exploring the Original 3 Blocks over four years. FX Energy's exploration rights for the Additional 4 Blocks expire six years after the grant of Concession licenses for such blocks. Under the usufruct terms for the Additional 4 Blocks, FX Energy is required to make cash payments of $30,000 during the first year, pay Concession fees of $30,000 and spend a minimum of $640,000 exploring the Additional 4
Blocks over six years.   FX Energy entered into an agreement with Homestake on
December 30, 1997, in which Homestake agreed to cover all of FX Energy's costs relating to the Sudety Project Area in order to earn up to a 75% interest in the Sudety Project Area.

PROPERTIES IN THE UNITED STATES

Domestic Producing Properties

     FX Energy currently produces oil domestically in Montana and Nevada. All of FX Energy's producing properties, except for the Rattlers Butte field (an exploratory discovery during 1997), were purchased during 1994. In Montana, FX Energy operates the Cut Bank and Bears Den fields and has an interest in the Rattlers Butte field, which is operated by an industry partner. In Nevada, FX Energy operates the Trap Spring and Munson Ranch Fields and has an interest in the Bacon Flat field, which is operated by an industry partner. At the end of 1998, FX Energy had no producing activities outside the United States.

     A summary of FX Energy's average    daily production and average net
revenue interest during 1998 is as follows:


               AVERAGE DAILY PRODUCTION (BBLS)  AVERAGE NET
              -------------------------------    REVENUE
   FIELD        GROSS              NET           INTEREST
------------  ---------          ------         -----------
Cut Bank         308              264             85.7%
Bears Den         51               20             39.2%
Rattlers         116                6              5.1%
Butte
Trap Spring       20                4             20.0%
Munson Ranch      44               15             34.1%
Bacon Flat        48                6             12.5%
                 ---              ---
  Total          587              315
                 ===              ===


     Montana Production

     Production in the Cut Bank field in northern Montana commenced with the discovery of oil in the 1940s at an average depth of approximately 2,900 feet. The Southwest Cut Bank Sand Unit, which is the core of FX Energy's interest in the field, was originally formed by the Phillips Petroleum Company in 1963. An initial pilot waterflood program was started in 1964 by Phillips Petroleum Company and eventually encompassed the entire unit with producing wells on 40 and 80 acre spacing. FX Energy owns an average working interest ranging from 99.5% to 100% in 94 producing oil wells, 38 water injection wells and three water supply wells in the Cut Bank field.

     The Bears Den field in northern Montana was discovered in 1929 and has been under waterflood since 1990. Oil is produced at an average depth of
approximately 2,430 feet. FX Energy      owns a 48.0% working interest in five
producing oil wells, four water injection wells and one water supply well.

     The Rattlers Butte field was discovered in central Montana during 1997. The State #31-8 well was drilled utilizing FX Energy's drilling rig to a depth of approximately 5,800 feet. The well currently produces approximately 116 Bpd from the Tyler formation. FX Energy has a 6.25% working interest in the well.

     Nevada Production

     The Trap Spring field was discovered in 1976. FX Energy produces oil from fractured volcanics at an average depth of 3,700 feet from six wells with working interests ranging from 21.6% to 50.0%.

     The Munson Ranch field was discovered in 1988. FX Energy produces oil at an average depth of 3,800 feet from six wells with an average working interest of 36.0%.

     The Bacon Flat field was discovered in 1981. The initial discovery well, in which FX Energy does not have an interest, produced over 300,000 Bbl during its seven-year productive life from a depth of approximately 6,000 feet. FX Energy owns a 16.9% working interest in a different Bacon Flat well, which was drilled in 1993 to a depth of approximately 5,000 feet.

Production, Transportation and Marketing - Domestic

     The following table sets forth FX Energy's average net daily oil production, average sales price and average production costs associated with such production during the periods indicated. FX Energy had no gas production for any of the periods for which information is presented.




                                            YEARS ENDED DECEMBER 31,
                                            ------------------------
                                            1998      1997      1996
                                            ----      ----      ----

Average daily net oil production (Bbl)        315       346      356
Average sales price (per Bbl)              $ 9.78    $16.06   $18.04
Average production costs (per Bbl) (1)     $ 9.11    $ 9.82   $ 9.44

(1) Production costs include lifting costs (electricity, fuel, water, disposal, repairs, maintenance, pumper, transportation and similar items) and production taxes. Production costs do not include general and administrative expense, depreciation, depletion, state income taxes or federal income taxes.

     FX Energy sells oil at posted field prices to one of several purchasers in each of the areas in which it has productive oil wells. For the years ended December 31, 1998, 1997 and 1996, over 85% of FX Energy's total oil sales were to CENEX, a regional refiner and marketer. Posted prices are published and are generally competitive among the various purchasers. The crude oil sales contracts may be terminated by either party upon 30 days' notice.

     Oil prices decreased substantially as compared to the prior year during 1998 and 1997 after increasing during 1996. Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors: relatively minor changes in the supply of and demand for oil and gas; market uncertainty; political conditions in international oil producing regions; the extent of domestic production and importation of oil; the level of consumer demand; weather conditions; the competitive position of oil or gas as a source of energy as compared with coal, nuclear energy, hydroelectric power and other energy sources; the availability, proximity and capacity of gathering systems, pipelines and processing facilities; the refining capacity of prospective oil purchasers; the effect of federal and state regulation on the production, transportation and sale of oil; and other factors, all of which are beyond the control or influence of FX Energy. In addition to adverse oil price volatility, adverse changes in the market or regulatory environment may also have an adverse effect on FX Energy's ability to obtain funding from lending institutions, industry participants, the sale of additional securities and other sources.

Domestic Oil Reserves

     All of FX Energy's oil properties containing proved oil reserves are located in Montana and Nevada. All information set forth in this document regarding proved reserves, related future net revenues and PV-10 Value is taken from the report of Larry D. Krause, independent petroleum engineer, Billings, Montana. Mr. Krause's estimates were based upon the review of production history and other geological, economic, ownership and engineering data provided by FX Energy. In accordance with SEC guidelines, FX Energy's estimates of future net revenues from FX Energy's proved reserves and the PV-10 Value are made using a sales price of $8.11, the weighted average oil sales price as of December 31, 1998, the date of such estimate, and are held constant throughout
the life of the properties.   No estimates of reserves have been filed with or
included in any report to any other federal agency during 1998.

     FX Energy's estimated proved reserves by reserve category as of December 31, 1998 are detailed in the following table:

       ESTIMATED                 DECEMBER 31, 1998
    PROVED RESERVES         OIL(BBL)     PV-10 VALUE (1)
    ---------------         ----------   ---------------

DEVELOPED PRODUCING
  Cut Bank ...........       1,367,000     $  231,000
  Other ..............          33,000         68,000
                             ---------     ----------
     Total............       1,400,000        299,000

DEVELOPED NON-
  PRODUCING
  Cut Bank ...........         135,000        173,000
  Other ..............              --           --
                             ---------     ----------
     Total............         135,000        173,000
                             ---------     ----------

        Total Developed      1,535,000        472,000
                             =========     ==========

UNDEVELOPED
  Cut Bank ...........             --              --
  Other ..............             --              --
                             ---------     ----------
   Total  Undeveloped.             --              --
                             ---------     ----------
TOTAL PROVED RESERVES.       1,535,000    $   472,000
                             =========     ==========


(1) The operating costs, based on information provided by FX Energy to Larry D. Krause, represent actual recurring expenses for each of the properties,
    held constant for the purposes of    the evaluation.  See Note 15 to FX
    Energy's Consolidated Financial Statements.

     The oil reserves assigned to the properties in this evaluation were determined by analyzing current test data, extrapolating historical production data and comparing field data with the production history of similar wells in the area. The current volatility of oil prices provides an element of uncertainty. Prices may vary significantly from the $8.11 per barrel used in the reserve study, which in turn may have a significant impact on FX Energy's calculated PV-10 value. FX Energy reported PV-10 proved developed reserve values of $0.5 million, $4.0 million and $11.9 million as of December 31, 1998, 1997 and 1996, respectively. FX Energy reported PV-10 proved undeveloped reserves values of zero, $9.6 million and $23.5 million as of December 31, 1998, 1997 and 1996, respectively. The reserve evaluations utilized prices of $8.11, $13.80 and $21.00 per barrel as of December 31, 1998, 1997 and 1996, respectively. The reserve estimates contained in the engineering report are based on accepted engineering and evaluation principles. The PV-10 Value does not necessarily represent an estimate of fair market value for the evaluated properties.

     There are numerous uncertainties inherent in estimating quantities of proved oil reserves. The estimates in this document are based on various assumptions relating to rates of future production, timing and amount of development expenditures, oil prices and the results of planned development work. Actual future production rates and volumes, revenues, taxes, operating expenses, development expenditures and quantities of recoverable oil reserves may vary substantially from those assumed in the estimates. Any significant change in these assumptions, including changes which result from variances between projected and actual results, could materially and adversely affect future reserve estimates. In addition, such reserves may be subject to downward or upward revision based upon production history, results of future development, prevailing oil prices and other factors. In the event FX Energy's exploration
efforts establish the existence of gas   reserves, similar uncertainties will
exist in estimating quantities of such reserves.

     Given the current state of depressed oil prices and FX Energy's increased focus on Polish exploration, FX Energy will not spend any of its capital on the further development of its domestic oil properties in the foreseeable future unless oil prices improve substantially or it obtains a strategic partner to fund a development program. Accordingly, the Company's proved reserves as of December 31, 1998 include only those reserves attributable to developed properties.

     During 1998, FX Energy recorded an impairment expense of $5,885,000, the difference between the net book value of its domestic proved developed properties and the related fair value, determined on a property by property basis in accordance with generally accepted accounting principles.

Domestic Non-Producing Acreage

     During 1996 and 1997, FX Energy acquired 16,875 acres of undeveloped oil and gas leases in the Williston Basin area of North Dakota. The Williston Basin area has established oil and gas production from numerous zones, including the Mississippian, Devonian, Silurian and Ordovician. FX Energy has established several leads over its acreage and intends to pursue a strategic alliance with an industry partner to jointly explore the acreage.

Drilling Rig and Well Servicing Equipment

     In Montana, FX Energy has a drilling rig capable of drilling up to 6,000 feet, two well servicing rigs and other associated oilfield equipment. Historically, FX Energy has utilized its drilling rig for third party contract drilling and its well servicing equipment solely on FX Energy's producing oil properties in Montana. During 1997, the Company drilled two wells on a day work
contract basis with a retained working   interest in both wells.  The net
operating profit from drilling the two wells helped offset FX Energy's working interest cost in each well. During 1998, FX Energy did not retain a working interest in any of the four wells drilled on a contract basis. In late 1998, FX Energy began contracting its well servicing equipment on non-company owned properties in an effort to increase its revenues which had declined substantially due to depressed oil prices.

DRILLING ACTIVITIES

     The following table sets forth the wells drilled and completed by FX Energy during the years ended December 31, 1998, 1997 and 1996:

                                         YEARS ENDED DECEMBER 31,
                               ------------------------------------------
                                   1998           1997            1996
                               -----------   -----------    -------------
                               GROSS   NET   GROSS   NET    GROSS     NET
                               -----  ----   -----  ----    -----   -----
DEVELOPMENT WELLS:
 Producing  ............         --     --     --     --       --      --
 Non-producing .........         --     --     --     --       --      --
                              -----   ----   ----    ----    ----    ----
   Total ...............         --     --     --     --       --      --
                              -----   ----   ----    ----    ----    ----
                              -----   ----   ----    ----    ----    ----

EXPLORATORY WELLS:
 Producing (domestic
 oil well) .............         --     --    1.0     0.1      --      --
 Non-Producing
   Poland ..............         --     --    2.0     1.5      --      --
   Domestic ............         --     --    2.0     1.3     1.0     0.7
                              -----   ----   ----    ----    ----    ----
     Total .............         --     --    5.0     2.9     1.0     0.7
                              -----   ----   ----    ----    ----    ----
                              -----   ----   ----    ----    ----    ----

     During late 1998, FX Energy participated in two gross wells (0.8 net) on the Lublin Project Area, both of which were subsequently determined to be exploratory dry holes during February 1999.


WELLS AND ACREAGE

     As of December 31, 1998, FX Energy had 117 gross and 108 net producing oil wells, all of which are located in Montana and Nevada.

     The following table sets forth FX Energy's gross and net acres of developed and undeveloped oil and gas leases as of December 31, 1998.

                           DEVELOPED ACREAGE    UNDEVELOPED ACREAGE
                          ------------------  ---------------------
                           GROSS       NET       GROSS        NET
                          -------   --------  ----------  ---------
UNITED STATES
  North Dakota..........      --        --        16,875     16,875
  Montana...............  10,732    10,418         1,150      1,057
  Nevada................     400       128            37         16
                          -------   --------  ----------  ---------
     Total..............  11,132    10,546        18,062     17,948
                          -------   --------  ----------  ---------

POLAND PROJECT AREAS (1),(4)
  Lublin (2)............      --        --     5,000,000  2,500,000
  Carpathian (2),(3)....      --        --     1,400,000    700,000
  Pomeranian (2)........      --        --     2,200,000  1,100,000
  Baltic................      --        --     2,100,000  2,100,000
                          -------   --------  ----------  ---------
    Total...............      --        --    10,700,000  6,400,000
                          -------   --------  ----------  ---------
      TOTAL.............  11,132    10,546    10,718,062  6,417,948
                          -------   --------  ----------  ---------
                          -------   --------  ----------  ---------

(1)  All Polish acreage is rounded to the nearest 100,000 acre.
(2) Gives effect to fifty-percent beneficial ownership of Apache in the Lublin, Carpathian and Pomeranian project areas under FX Energy's joint exploration arrangements with Apache. Does not give effect to options on POGC controlled areas containing approximately 0.6 million acres in the Lublin Project Area, 1.5 million acres in the Carpathian Project Area and 1.3 million acres in the Pomeranian Project Area.
(3) Excludes the Northern Carpathian Concession, an area containing approximately 0.4 million acres controlled by POGC located within the Carpathian Project Area, which was applied for during 1998 and is currently awaiting the Polish government's approval.
(4) Excludes the Warsaw West Project Area, an area covering approximately 2.9 million acres in central Poland for which FX Energy is a fifty-percent partner with Apache effective January 1, 1999.


OPERATIONAL HAZARDS AND INSURANCE

     FX Energy is engaged in the drilling and production of oil and gas, and, as such, its operations are subject to the usual hazards incident to the industry. These hazards include blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment,
pollution or environmental damage and    suspension of operations.

     To lessen the effects of these hazards, FX Energy maintains insurance of various types to cover its domestic operations and maintains general liability coverage for its activities in Poland, even though it currently has no tangible material assets in Poland. FX Energy has $5.0 million of general liability insurance. Apache, as the operator of the Lublin, Carpathian, Pomeranian and Warsaw West project areas, is carrying $25.0 million of general liability insurance for joint operations on Polish project areas for which FX Energy and Apache have interests. FX Energy's seismic and drilling contractors are required to maintain insurance coverage for operations by them in Poland. There can be no assurance that FX Energy or Apache will be able to continue to obtain insurance coverage for their current or future activities in Poland, or that any insurance obtained will provide coverage customary in either the industry or in the United States, or be comparable to the insurance now maintained by FX Energy and Apache, or be on favorable terms or at premiums that are reasonable. This insurance, however, does not cover all of the risks involved in oil and gas exploration, drilling and production and, if coverage does exist, may not be sufficient to pay the full amount of such liabilities. FX Energy may not be insured against all losses or liabilities which may arise from all hazards because such insurance may not be available at economic rates, the respective insurance policies may have limited coverage and other factors. For example, insurance against risks related to violations of environmental laws is not maintained. The occurrence of a significant adverse event that is not fully covered by insurance could have a materially adverse effect on FX Energy. Further, FX Energy cannot assure that it will be able to maintain adequate insurance in the future at rates it considers reasonable.


GOVERNMENT REGULATION

Poland

     FX Energy's activities in Poland are subject to political, economic and other uncertainties, including the adoption of new laws, regulations or administrative policies that may adversely affect FX Energy or the terms of its exploration or production rights; political instability and changes in government or public or administrative policies; export and transportation tariffs and local and national taxes; foreign exchange and currency restrictions and fluctuations; repatriation limitations; inflation; environmental regulations and other matters. These operations in Poland are subject to the Geological and Mining Law as well as the Act of January 31, 1994, concerning the Protection and Management of the Environment, which are the primary statutes governing environmental protection. Agreements with the government of Poland respecting FX Energy's project areas create certain standards to be met regarding environmental protection. The holder of Project Area interests generally is required to (1) adhere to good international petroleum industry practices, including practices relating to the protection of the environment; and, (2) prepare and submit geological work plans, with specific attention to environmental matters, to the appropriate agency of state geological administration for its approval prior to engaging in field operations such as seismic acquisition, exploratory drilling and field-wide development. Poland's regulatory framework respecting environmental protection is not as fully developed and detailed as that which exists in the United States. FX Energy intends that its operations in Poland will be designed to meet good international petroleum industry practice and, as they develop, Polish requirements. See "Risk Factors--Factors Relating to Activities in Poland."

United States

     State and Local Regulation of Drilling and Production

     Exploration and production operations of FX Energy are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. FX Energy's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and natural gas FX Energy can produce from its wells and to limit the number of wells or the locations which FX Energy can drill.

     Production of any oil and gas by FX Energy is affected to some degree by state regulations. Many states in which FX Energy operates have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes and related regulations are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. Certain state regulatory authorities also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit.

     Environmental Regulations

      The federal government and various state and local governments have adopted laws and regulations regarding the control of contamination of the environment. These laws and regulations may require the acquisition of a permit by operators before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas and impose substantial liabilities for pollution resulting from FX Energy's operations. These laws and regulations may also increase the costs of drilling and operation of wells. FX Energy may also be held liable for the costs of removal and damages arising out of a pollution incident to the extent set forth in the Federal Water Pollution Control Act, as amended by the Oil Pollution Act of 1990 ("OPA '90"). In addition, FX Energy may be subject to other civil claims arising out of any such incident. As with any owner of property, FX Energy is also subject to clean-up costs and liability for hazardous materials, asbestos, or any other toxic or hazardous substance that may exist on or under any of its properties. FX Energy believes that it is in compliance in all material respects with such laws, rules and regulations and that continued compliance will not have a material adverse effect on its operations or financial condition. Furthermore, FX Energy does not believe that it is affected in a significantly different manner by these laws and regulations than are its competitors in the oil and gas industry.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or
arranged for the disposal of the         hazardous substances.  Under CERCLA,
such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. Furthermore, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

     The Resource Conservation and Recovery Act ("RCRA") and regulations promulgated thereunder govern the generation, storage, transfer and disposal of hazardous wastes. RCRA, however, excludes from the definition of hazardous wastes "drilling fluids, produced waters and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy." 42 U.S.C. S 6921(b)(2)(A). Because of this exclusion, many of FX Energy's operations are exempt from RCRA regulation. Nevertheless, FX Energy must comply with RCRA regulations for any of its operations that do not fall within the RCRA exclusion.

     The OPA '90 and regulations promulgated pursuant thereto imposes a variety of regulations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. OPA '90 establishes strict liability for owners of facilities that are the site of a release of oil into "waters of the United States." While OPA liability more typically applies to facilities near substantial bodies of water, at least one district court has held that OPA liability can attach if the contamination could enter waters that may flow into navigable waters.

     Stricter standards in environmental legislation may be imposed on the oil and gas industry in the future, such as proposals made in Congress and at the state level from time to time that would reclassify certain oil and natural gas exploration and production wastes as "hazardous wastes" and make the reclassified wastes subject to more stringent and costly handling, disposal and clean-up requirements. The impact of any such changes, however, would not 0likely be any more burdensome to FX Energy than to any other similarly situated company involved in oil and gas exploration and production.

     Federal and Indian Leases

     A substantial part of FX Energy's Montana producing properties are operated under oil and gas leases issued by the Bureau of Land Management or by certain Indian nations under the supervision of the Bureau of Indian Affairs. These activities must comply with rules and orders that regulate aspects of the oil and gas industry, including drilling and operating on leased land and the calculation and payment of royalties to the federal government or the governing Indian nation. Operations on Indian lands must also comply with applicable requirements of the governing body of the tribe involved including, in some instances, the employment of tribal members. FX Energy believes it is currently in full compliance with all material provisions of such regulations.

     Safety and Health Regulations

     FX Energy must also conduct its operations in accordance with various laws and regulations concerning occupational safety and health. Currently, FX Energy does not foresee expending material amounts to comply with these occupational safety and health laws and regulations. However, since such laws and regulations are frequently changed, FX Energy is unable to predict the future effect of these laws and regulations.


TITLE TO PROPERTIES

     FX Energy relies on sovereign ownership of exploration rights and mineral interests by the Polish government in connection with FX Energy's activities in Poland and has not conducted and does not plan to conduct any independent title examination. FX Energy consults with Polish legal counsel when doing business in Poland.

     Nearly all of FX Energy's United States working interests are held under leases from third parties. FX Energy typically obtains a title opinion concerning such properties prior to the commencement of drilling operations. FX Energy has obtained such title opinions or other third party review on nearly all of its producing properties and believes that it has satisfactory title to all such properties sufficient to meet standards generally accepted in the oil and gas industry. FX Energy's United States properties are subject to common burdens, including customary royalty interests and liens for current taxes, but FX Energy has concluded that such burdens do not materially interfere with the use of such properties. Further, FX Energy believes the economic effects of such burdens have been appropriately reflected in FX Energy's acquisition cost of such properties. Title investigation before the acquisition of undeveloped properties is less thorough than that conducted prior to drilling, as is standard practice in the industry.


EMPLOYEES AND CONSULTANTS

     As of December 31, 1998, FX Energy had 31 employees, consisting of 9 in Salt Lake City, Utah; 20 in Oilmont, Montana; and two in Houston, Texas. None of FX Energy's employees are represented by a collective bargaining organization and FX Energy considers its relationship with its employees to be satisfactory. In addition to its employees, FX Energy regularly engages technical consultants to provide specific geological, geophysical and other professional services.


OFFICES AND FACILITIES

      FX Energy's executive offices, approximately 3,010 square feet of office space located at 3006 Highland Drive, Salt Lake City, Utah, are rented at $2,960 per month under a month to month agreement. FX Energy owns a 16,160 square foot office building located at the corner of Central and Main in Oilmont, Montana. FX Energy utilizes 4,800 square feet for its field office and rents the remaining space to unrelated third parties for $880 per month. FX Energy rents approximately 500 square feet of office space for $1,000 per month in Warsaw, Poland at Staroscinska 5, 02-516 Warszawa-Centrum, for its Polish activities.


RISK FACTORS

     The business of FX Energy is subject to a number of material risks, including, but not limited to, the following factors related directly and indirectly to FX Energy and its activities in Poland:

Factors Relating to FX Energy

     History of Operating Losses

     From its inception in January 1989 through December 31, 1998, FX Energy incurred cumulative losses of $22.9 million. FX Energy expects that its continued exploration activities will continue to result in losses and that its accumulated deficit will increase. FX Energy reported losses before extraordinary gains of $10.1 million, $6.7 million and $4.9 million for the years ended December 31, 1998, 1997 and 1996, respectively. FX Energy anticipates that it will incur losses through 1999 and possibly beyond, depending on whether its exploration and development activities in Poland result in sufficient production to cover related operating expenses. Until sufficient cash flow from operations can be obtained, it is expected that FX Energy will need additional capital from offerings of securities and/or the sale of interests in its properties to fund planned exploration and development programs in Poland.

     Dependence on Activities in Poland

     FX Energy has allocated substantially all of its financial, management and technical resources for its activities in Poland. FX Energy's success will depend on the results of those activities. This dependence is likely to be reflected in both the short and long-term performance of FX Energy's common stock. The market price of the common stock has experienced in the past and may continue to experience in the future, significant fluctuations based on the outcome of individual wells and FX Energy's exploration efforts in Poland. Previously, the price of the common stock declined significantly after FX Energy announced that each of its first four exploratory wells in Poland were exploratory dry holes. These fluctuations may be exacerbated because the common stock, in management's opinion, currently trades to a significant degree on the potential of FX Energy's current and planned activities in Poland.

     The success of FX Energy's efforts in Poland will depend, in addition to the risks normally associated with the exploration for oil and gas, on its ability to maintain its relationships with Apache, POGC and agencies and enterprises of the Polish government and a number of other risks associated with conducting operations in a foreign country. If FX Energy's activities in Poland are unsuccessful, the market price of the common stock would likely suffer a material decline and investors would face the possible loss of all or a substantial portion of their investment. Because of the preliminary stage of FX Energy's activities in Poland, no assurance can be given that such activities will be successful.

     Exploration Risks

     FX Energy's oil and gas exploration activities involve significant risks in that:
       -There can be no assurance that any well will encounter hydrocarbons;

       -There is no way to know in advance of drilling and testing whether any prospect encountering hydrocarbons will yield oil or gas in sufficient quantities to be economically viable or cover drilling or completion costs;

       -Several test wells are typically required to explore each prospect or exploration area;

       -FX Energy may continue to incur exploration costs in specific areas even if initial test wells are plugged and abandoned or, if completed for production, do not result in production of commercial quantities;

       -Drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment; and

       -FX Energy has drilled two exploratory wells on the Baltic Project Area and participated in drilling two exploratory wells on the Lublin Project Area in Poland, none of which were completed for commercial production and has participated in eight exploratory test wells in the western United States, only one of which has resulted in the establishment of commercial production.

     There can be no assurance that FX Energy's exploration efforts will be successful. Although FX Energy has identified or expects that it will identify certain structures within its interests that it believes contain oil or gas reservoirs, there can be no assurance that hydrocarbons are present on such interests or that any such hydrocarbons can be produced in commercial quantities. Many of the exploration decisions on the project areas will be based on third party scientific data, some of which was gathered prior to recent significant technological advances. Although significant portions of such data have been reprocessed or otherwise enhanced, there can be no assurance that such data is as reliable as data gathered either using modern technology or under FX Energy's supervision.

     Dependence on Strategic Alliances

     FX Energy is substantially dependent on the presence and performance of its strategic partners, Apache, POGC, and Homestake. The failure of Apache, POGC or Homestake to perform its obligations under FX Energy's contracts would most likely have a material adverse effect on FX Energy and the price of its common stock. In particular, FX Energy has prepared its exploration budget through 2000 based on the participation of Apache, Homestake and to a limited extent POGC. In the future, FX Energy may become even more reliant upon the expertise of its strategic partners. Apache and Homestake have interests in areas outside of Poland in which FX Energy does not participate. If such separately held interests should become more promising than interests held with FX Energy in Poland, Apache or Homestake may focus their efforts and resources elsewhere. In addition, should FX Energy's relationship with Apache or Homestake deteriorate or terminate, FX Energy's exploratory programs in Poland may be delayed significantly. Although FX Energy has rights to participate in activities on certain POGC controlled acreage, it has no right to initiate such activities. Further, FX Energy has no interest in the agreements, licenses and grants governing the exploration, exploitation, development or production of such POGC controlled acreage. Thus, FX Energy's program in Poland involving POGC controlled acreage would be adversely affected if POGC should elect not to pursue activities on such acreage, if the relationship between FX Energy, Apache and POGC should deteriorate or terminate or if POGC should fail to fulfill the requirements of or elect to terminate its agreements, licenses or grants.

     FX Energy intends to seek potential partners to participate in the exploration of its Baltic Project Area. Although FX Energy believes it will be able to locate strategic partners for the Baltic Project Area or as otherwise needed, there can be no assurance that FX Energy will be successful in obtaining the participation of any such partner, that the terms of any such arrangement would be favorable to FX Energy or that such efforts will not delay FX Energy's exploration and development projects.

     Limited Control over Interests

     From time to time FX Energy enters into strategic alliances as a means of conducting its business. These alliances may reduce FX Energy's control over the operations and the assets in the project areas subject to these alliances. This is particularly the case in Poland where Apache is the operator under the agreements relating to joint operations on the Lublin, Carpathian, Pomeranian and Warsaw West project areas and Homestake is the operator under agreements pertaining joint operations on the Sudety Project Area.

     Required Licenses and Rights

     In order to explore, exploit, develop and produce oil and gas in Poland, FX Energy is required to obtain:

       -A mining usufruct agreement from the Concession Authority that gives FX
        Energy the exclusive right to explore and exploit the hydrocarbons on the covered area;
       -An exploration Concession from the Concession Authority and local governmental authorities to obtain surface access to the covered area; -A grant of surface rights from the surface owner; and -An exploitation Concession from the Concession Authority and local governmental authorities to develop and produce oil and gas

     Exploration Concessions have been   granted for all of FX Energy's oil and
gas exploration project areas in Poland to date. Should FX Energy's exploration efforts discover commercially viable hydrocarbons in Poland, FX Energy will be required to negotiate with national and local government officials of Poland regarding certain of the terms and conditions of the required exploitation Concessions. This may result in increased costs and delays. These negotiations would include the determination of a production/exploitation fee within the range of 0.01% to 0.5% of the market value of the economically recoverable reserves estimated to be in place, payable in five equal annual installments.
In addition, the local governments having jurisdiction over the production area must consent to the grant of an exploitation license. FX Energy must also comply with certain environmental regulations and may need to compile an environmental impact statement. In addition, before FX Energy can export any oil or gas from Poland, FX Energy will have to obtain additional governmental permits, licenses and agreements.

     Development Risks

     There are no proved reserves and there has not been any commercial production of oil or gas from acreage controlled by FX Energy and Apache in Poland. Various agencies of the Polish government have drilled exploratory and stratigraphic wells on various locations in FX Energy's project areas, but none of these wells have been completed for production. The first two wells drilled by FX Energy in the Baltic Project Area and the first two wells in the Lublin Project Area were exploratory dry holes. If hydrocarbons are discovered, FX Energy believes several exploration tests may be required to appraise the potential of any structure that is identified in any of its project areas. There can be no assurance such tests will be successful. Further, there can be no assurance that the porosity, permeability or other characteristics of any reservoir formation will support the production of oil or gas in commercial quantities.

     Potential Anti-takeover Effects; Blank Check Preferred Stock

     FX Energy's certificate of incorporation authorizes FX Energy to issue, without stockholder approval, one or more classes or series of preferred stock, having such preferences, powers and relative participating, optional or other rights (including preferences over the common stock) as FX Energy's Board of Directors may determine. The terms of one or more classes or series of preferred stock could be superior to the terms of the common stock, which may adversely impact the rights of holders of common stock or could have anti-takeover effects. In addition, FX Energy has adopted a stockholder rights plan. This plan and the provisions of FX Energy's articles of incorporation, bylaws and the Nevada Domestic and Foreign Corporation Law may delay, discourage, inhibit, prevent or render more difficult an attempt to obtain control of FX Energy, whether by a tender offer, business combination, proxy contest or otherwise. These other provisions include the classification of the Board of Directors, a prohibition of stockholder action by less than unanimous written consent and Nevada Domestic and Foreign Corporation Law restrictions on business combinations with certain interested parties.

     Year 2000

     FX Energy has implemented an ongoing program to ensure that its operational and financial systems will not be adversely affected by year 2000 hardware and software failures. While FX Energy believes it is taking all appropriate steps to assure year 2000 compliance, it is dependent substantially on vendor compliance. In addition to its own computer systems, in connection with its activities in the United States and in Poland, FX Energy interacts with POGC and Apache, suppliers, customers, creditors and financial service organizations domestically and globally who use computer systems. Although FX Energy intends to interact only with those third parties that have year 2000 compliant computer systems, it is impossible for FX Energy to monitor all such systems, particularly those of parties in another country. There can be no assurance that such systems are year 2000 compliant. If not, such lack of compliance may have a material adverse impact on FX Energy's business and operations.

     Dependence on Officers and Key Employees

     FX Energy is dependent upon Mr. David N. Pierce, President and Chief Executive Officer, Mr. Andrew W. Pierce, Vice-President and Chief Operating Officer and other key personnel for its various activities. In addition, respecting its activities in Poland, FX Energy is dependent on Mr. Jerzy B. Maciolek, Vice-President of International Exploration, a Polish national who is instrumental in assisting FX Energy in its operations in Poland. The loss of the services of any of these individuals may materially and adversely affect FX Energy. FX Energy has entered into employment agreements with Mr. David N. Pierce, Mr. Andrew W. Pierce and Mr. Jerzy B. Maciolek. FX Energy does not maintain key man insurance on any of its employees.

     Risks Associated with Growth - Oil and Gas Operations

     FX Energy has had limited operations in Poland. If its activities in Poland are successful, it may experience rapid growth. FX Energy's ability to manage this growth will depend, in part, upon its ability to attract and retain quality management and technical personnel. No assurance can be given that FX Energy will be able to attract or retain such employees or otherwise manage any potential expansion of its business. The likelihood of FX Energy's success must be considered in light of the expenses, difficulties, complications and delays frequently encountered in connection with the early stages of an oil and gas company. In particular, FX Energy's operations in Poland to date have focused primarily on the evaluation of prospects and the drilling of four wells, none of which resulted in commercial production, the acquisition of substantial acreage and the establishment of strategic alliances with POGC and Apache. FX Energy has no experience in Poland regarding development, production and marketing of oil and gas and has not yet completed a well in Poland for production.
Although FX Energy does have experience in these areas in the United States, there can be no assurance that such experience will assist in its activities in Poland. Due to the foregoing factors, FX Energy will be dependent on POGC and Apache for their experience and expertise in such matters.

     Possible Requirements for Gas Gathering and Transmissions Systems

     If FX Energy's exploration efforts discover natural gas reserves, the production and sale of such reserves will be dependent upon the availability, proximity and capacity of drilling contractors with the requisite equipment to complete the required development wells, gathering systems, pipelines and processing facilities. Although Poland has a crude oil and natural gas pipeline network, there can be no assurance that any pipeline will be in close proximity to any oil or gas reserves that FX Energy may discover or that FX Energy can obtain access to use such pipeline. Therefore, wells may be temporarily shut-in for lack of a market or due to the unavailability of pipeline and/or gathering system capacity. This would correspondingly delay cash flow from FX Energy's operations. As a result, it is likely that gathering, transmission and processing facilities would have to be constructed before producing any gas that may be discovered. If such facilities are required to be constructed, FX Energy may determine it is not economically feasible to establish natural gas production even if substantial reserves are identified. There can be no assurance any amounts budgeted for the construction of gas gathering, transmission and processing facilities with regard to possible production from any of FX Energy's project areas in Poland will be sufficient.

     Possible Future Need for Additional Capital

     FX Energy expects that it will need additional capital to accelerate planned exploration and development programs in Poland. If exploration of any of FX Energy's prospects in Poland is successful in proving substantial oil or
gas reserves, FX Energy will require     additional capital to fund a multi-well
development program, install oil or gas storage, handling and transportation facilities or purchase other assets or related investments required to support large-scale production. FX Energy has no arrangement for any such additional financing, but may seek required funds from the sale of debt and equity securities, project financing, strategic alliances with other energy or financial partners or other arrangements. Obtaining additional financing may dilute the interest of existing shareholders in FX Energy or FX Energy's interest in the specific project being financed. There can be no assurance that additional funds could be obtained or, if obtained, would be on terms favorable to FX Energy. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Capitalized Costs of Oil and Gas Properties

     FX Energy follows the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, these costs plus the costs of drilling the well are expensed. The costs of development wells are capitalized, whether productive or nonproductive. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property by property basis, are considered not to be realizable. An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property by property basis.
The impairment loss recognized equals the excess of net capitalized costs over the related fair value, determined on a property by property basis. During 1998, FX Energy recorded a non-cash impairment charge of $5,885,000 as a result of writing down its domestic proved developed properties. As a result of the foregoing, the results of operations of FX Energy for any particular period may
not be indicative of the results that    could be expected over longer periods.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Risks of Adverse Weather

     A significant portion of FX Energy's exploration and development activities are subject to periodic interruptions due to weather conditions which may be quite severe in the areas where such activities are conducted. Heavy precipitation may make travel to exploration sites or drilling locations difficult or impossible. Extremely cold temperatures may delay or interrupt drilling, well servicing, infrastructure construction and production. The foregoing may reduce production volumes or increase production costs and could delay FX Energy's planned exploration and development activities.

Factors Relating to the Oil and Gas Industry

     Discovery of New Reserves

     FX Energy's success will be largely dependent on its ability to discover new oil and gas reserves, participate in development opportunities or to acquire proved producing reserves in Poland and the western United States, all of which involve substantial risks. FX Energy's existing limited reserves in Montana and Nevada are being depleted by production. Therefore, FX Energy's revenues will decline unless its reserves are replaced and expanded by successful drilling or the acquisition of additional reserves. There can be no assurance that FX Energy's program in Poland will result in the discovery of new reserves to replace or expand FX Energy's reserves.

     Volatility of  Commodity Prices and Markets

     Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to the following factors:

       -Relatively minor changes in the supply of and demand for oil and gas; -Market uncertainty;
       -Political conditions in international oil and gas producing regions; -The extent of local production and importation of oil and gas;
       -The level of consumer demand;
       -Weather conditions affecting production, transportation and consumption;
       -The competitive position of oil or gas as a source of energy as compared with coal, nuclear energy, hydroelectric power and other energy sources;
       -The availability, proximity and capacity of gathering systems, pipelines and processing facilities;
       -The refining capacity of prospective oil purchasers;
       -The effect of federal and state regulation on the production, transportation and sale of oil and gas; and -Other factors beyond the control of FX Energy.

     FX Energy cannot control or influence the above factors. Oil prices, for example, are currently at or near their lowest level in over two decades. In addition to the direct impact on the prices at which oil or gas may be sold, adverse changes in the market or regulatory environment would likely have an adverse effect on FX Energy's ability to obtain funding from lending institutions, industry participants, the sale of additional securities and other sources.

     Operating Hazards and Uninsured Hazards

     FX Energy's oil and gas drilling and production operations are subject to the usual hazards incidental to the industry. These hazards include blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. To lessen the effects of these hazards, FX Energy maintains insurance of various types to cover its domestic operations.
FX Energy has $5.0 million of general liability insurance. Apache, as the operator of the Lublin, Carpathian, Pomeranian and Warsaw West project areas, is carrying $25.0 million of general liability insurance for joint operations on project areas for which FX Energy and Apache each have an interest. There can be no assurance that such insurance can continue to be obtained on reasonable terms. This insurance, however, does not cover all of the risks involved in oil and gas exploration, drilling and production. If insurance coverage does exist, the amount of coverage may not be sufficient to pay the full amount of such liabilities. FX Energy may not be insured against all losses or liabilities that may arise from all hazards because such insurance is unavailable at economic rates, because of limitations on existing insurance coverage or other factors. For example, FX does not maintain insurance against risks related to violations of environmental laws. FX Energy would be adversely effected by a significant adverse event that is not fully covered by insurance. Further, FX Energy cannot assure that it will be able to maintain adequate insurance in the future at rates it considers reasonable.

     Intense Competition in Oil and Gas Industry

     The oil and gas industry is highly competitive. Most of FX Energy's current and potential competitors have greater financial resources and a greater number of experienced and trained managerial and technical personnel than FX Energy. There can be no assurance that FX Energy will be able to compete effectively with such firms.

     United States Governmental Regulation and Taxation

     Oil and gas production and exploration are subject to comprehensive federal, state and local laws and regulations controlling the exploration for
and production and sale of oil and gas   and the possible effects of such
activities on the environment. Present and possible future legislation and regulations could cause additional expenditures, restrictions and delays in FX
Energy's business.   The impact of these uncertainties on FX Energy cannot be
predicted and may require FX Energy to limit substantially, delay or cease
operations in some circumstances.   FX Energy cannot predict the ultimate effect
of such governmental energy and taxation policies, which are frequently unclear and unpredictable.

Factors Relating to Activities in Poland

     Political Uncertainties

     FX Energy's oil and gas exploration, development and production activities in Poland are and will be subject to ongoing uncertainties and risks, including:

       -Political instability and possible changes in government;
       -Export and transportation tariffs;
       -Local and national tax requirements;
       -Expropriation or nationalization of private enterprises and other risks arising out of foreign government sovereignty over the project areas; -Possible changes in government personnel, the development of new administrative policies and practices and political conditions in Poland may affect the administration of agreements with governmental agencies or enterprises;
       -Possible changes to the laws, regulations and policies applicable to FX
        Energy and Apache or the oil and gas industry in Poland in general; -Uncertainties as to whether the laws and regulations will be applicable in any particular circumstance;
       -Uncertainties as to whether FX Energy and Apache will be able to enforce their rights in Poland;
       -The requirement to demonstrate, to the satisfaction of the Polish authorities, FX Energy's and Apache's compliance with governmental requirements respecting exploration expenditures, results of exploration, environmental protection matters and other factors; and
       -The inability to recover previous payments to the Polish government made under the exploration rights or any other costs incurred respecting those rights if FX Energy were to lose or cancel its exploration and exploitation rights at any time.

     There can be no assurance that FX Energy will be able to take measures to provide adequate protection against any of the political uncertainties discussed above.

     Currency Risks

      The amounts in FX Energy's agreements with Apache, Homestake, POGC and the government of Poland relating to FX Energy's activities in Poland are expressed in United States Dollars. Conversions between United States Dollars and Polish Zlotys are made on the due date of amounts to be paid or received. Even though it is likely that sales, if any, of production in Poland would be in the Polish Zloty equivalent of a United States Dollar amount, FX Energy's activities in Poland may be affected by fluctuations in exchange rates between the Polish Zloty, the United States Dollar and other currencies. The exchange rate for the Polish Zloty was 3.51, 3.51 and 2.85 per United States Dollar as of December 31, 1998, 1997 and 1996, respectively. FX Energy has not hedged its foreign currency activities in the past and has no future plans to do so. There can be no assurance that currencies may be convertible at satisfactory rates. In addition, the official conversion rates between United States and Polish currencies may not accurately reflect the relative value of goods and services available or required in Poland. Further, inflation may lead to the devaluation of the Polish Zloty.

     Repatriation of Earnings

     FX Energy may be restricted as to the amount, manner or timing of the repatriation to the United States of earnings from its activities in Poland. Currently, there are no restrictions on the ability of a Polish entity to repay debt to a foreign parent corporation or to pay fair market compensation to a foreign parent corporation for legitimate services. However, Polish limited liability companies can pay dividends only once annually and only to the extent of profits, as determined in compliance with Polish accounting and regulatory requirements and as verified by an audit satisfying Polish professional standards. Although FX Energy is entitled to a credit against its United States tax obligations equal to any foreign taxes paid, FX Energy may not be able to use this credit unless FX Energy owes taxes in the United States.

     Limited Exploration and Development Infrastructure

     There can be no assurance that FX Energy or Apache will be able to conduct an effective and efficient exploration program in Poland. Further, the limited availability of some western exploration, drilling and production equipment, supplies and services may adversely effect proposed activities. In addition, the limited availability or limited capacity of oil and gas gathering, storage, transportation and processing facilities subject FX Energy to certain risks that could substantially increase the cost of exploration, development and production activities and reduce potential financial returns.

     Lack of Transportation and Marketing Arrangements

     Although transportation and marketing arrangements are now being negotiated respecting activities on the Lachowice Field, FX Energy and Apache have no transportation, refining or marketing arrangements relating to oil or gas that may be produced from any of FX Energy's other project areas in Poland. There can be no assurance that FX Energy or Apache will be able to establish transportation, refining or marketing arrangements to sell any oil or gas discovered and produced in Poland on terms favorable to FX Energy or that FX Energy or Apache will be able to make arrangements for the exportation of oil or gas if they desire to do so. If FX Energy establishes oil and/or gas reserves, the production, marketability and ultimate profitability of such natural gas operations will depend on the availability, proximity and capacity of gathering systems, pipelines and processing facilities.

     Poland's Governmental Regulation

     FX Energy's activities in Poland are subject to certain laws and regulations relating to exploration and development, production, marketing, transportation and storage of oil and/or gas, including measures relating to the protection of the environment. Poland's regulatory regime governing these activities was recently promulgated and is relatively untested. Therefore, there is little or no administrative or enforcement history or established practice that can aid FX Energy in evaluating how the regulatory regime will affect FX Energy's operations. Although FX Energy believes the regulatory infrastructure currently in place and now being further developed in Poland is generally consistent with the government's stated purpose of encouraging both foreign investment and the development of Poland's natural resources, there can be no assurance that such governmental policy will not change or that new laws and regulations, administrative practices or policies or interpretations of existing laws and regulations will not materially and adversely affect FX Energy's activities in Poland. In certain instances, Poland's laws, policies and procedures may be changed to conform to the minimum requirements that must be met before Poland is admitted as a full member of the European Union. The government of Poland has announced that it intends to privatize various segments of POGC in the near future. Currently, no specific plans have been announced respecting the method or timing of such privatization.

     Poland's Environmental Regulations

     FX Energy's operations are subject to environmental laws and regulations in Poland that provide for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas exploration and development. Additionally, if significant quantities of gas are produced in conjunction with the production of oil, regulations prohibiting the flaring of gas may inhibit oil production. In such circumstances, the absence of a gas gathering and delivering system may restrict production or may require significant expenditures to develop such a system prior to producing oil and gas. FX Energy or Apache may be required to prepare and obtain approval of environmental impact assessments by governmental authorities in Poland prior to commencing certain oil and gas production, transportation and processing functions.

     FX Energy has participated in the drilling of four exploratory wells and the acquisition of several thousand kilometers of seismic data in Poland, all of which have not incurred any related material environmental remediation costs to date. Management believes FX Energy and Apache are currently in material compliance with all applicable laws and regulations. However, there can be no assurance of such compliance or that applicable regulations or administrative policies or practices will not be changed by the Polish government. The cost of compliance with current regulations or any changes in environmental regulations could require significant expenditures and breaches of such regulations may result in the imposition of fines and penalties, any of which may be material. There can be no assurance that these environmental costs will not have a material adverse effect on FX Energy's financial condition or results of operations in the future.

OIL AND GAS TERMS

     The following terms have the indicated meaning when used in this Report.

     "BPD" means barrels of oil per day.

     "BBL" means barrel of oil.

     "BCF"  means billion cubic feet of natural gas.

     "DEVELOPMENT WELL" means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

     "EXPLORATORY WELL" means a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir.

     "FIELD" means an area consisting of single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic conditions.

     "GROSS" ACRES AND "GROSS" WELLS means the total number of acres or wells, as the case may be, in which an interest is owned, either directly or though a subsidiary or other Polish enterprise in which FX Energy has an interest.

     "MBBL" means thousand barrels of oil.

     "MMBBL" means million barrels of oil.

     "MMCF" means million cubic feet of natural gas.

     "MMBOE" means million barrels of oil equivalent.

     "NET" means, when referring to wells or acres, the fractional ownership working interests held by FX Energy, either directly or through a subsidiary or other Polish enterprise in which FX Energy has an interest, multiplied by the gross wells or acres.

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


                           ITEM 3.  LEGAL PROCEEDINGS


      FX Energy is not a party to any material legal proceedings and no material legal proceedings have been threatened by FX Energy or, to the best of its knowledge, against it.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of FX Energy's security holders during the fourth quarter of the fiscal year ended December 31, 1998.


                                  PART II

                     ITEM 5.  MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS



PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

     The following table sets forth for the periods indicated the high and low
closing prices for FX Energy's    common stock as quoted under the symbol "FXEN"
on the Nasdaq National Market:


                                                                LOW     HIGH
                                                             -------- --------
1999
    First Quarter (through February 26 , 1999)...............$  4.00  $  9.75

1998
   Fourth  Quarter...........................................$  6.50  $ 10.13
   Third Quarter.............................................   5.63     9.50
   Second Quarter............................................   8.25    12.81
   First Quarter.............................................   6.25    10.50
1997
   Fourth Quarter............................................$  5.75  $  8.00
   Third Quarter.............................................   5.50     9.50
   Second Quarter............................................   5.50    12.13
   First Quarter.............................................   9.00    13.25

      On February 26, 1999, the closing price per share of the common stock on the Nasdaq National Market was $4.1875.

     The market price for FX Energy's common stock has been volatile in the past and could fluctuate significantly in response to the results of specific exploration and development activities, variations in quarterly operating results, fluctuations in oil and gas prices and changes in recommendations by securities analysts. In addition, the securities markets regularly experience significant price and volume fluctuations that are often unrelated or disproportionate to the results of operations of particular companies. In particular, securities such as the common stock of companies doing substantially all of their business in emerging market countries such as Poland are, to varying degrees, influenced by economic and market conditions in other emerging market countries. Although economic conditions are different in each country, investors' reactions to developments in one country may have effects on the securities of issuers doing business in other countries, including Poland. There can be no assurance that the trading price of FX Energy's common stock would not be adversely affected by events elsewhere, especially in emerging market countries. These broad fluctuations may adversely affect the market price of FX Energy's common stock.

     FX Energy has never paid cash dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future. FX Energy intends to reinvest any future earnings to further expand its business. FX Energy estimates that, as of February 26, 1998, it had approximately 4,200 stockholders.



                 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of FX Energy for the five years ended December 31, 1998 are derived from the audited financial statements and notes thereto of FX Energy, certain of which are included herein. The selected consolidated financial data should be read in conjunction with FX Energy's Consolidated Financial Statements and the Notes thereto included elsewhere herein.

                                          YEARS ENDED DECEMBER 31,

                                 1998     1997      1996      1995      1994
                                ------    -----     ------   ------    ------
STATEMENT OF OPERATIONS DATA:     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues:
  Oil sales                     $1,124    $2,040    $2,346    $1,981    $1,692
  Drilling revenue                 323       496        75       111       224
  Gain on sale of property
  interests                        467       272        --        75        --
                                ------    ------    ------    ------    ------
  Total revenues:                1,914     2,808     2,421     2,167     1,916
                                ------    ------    ------    ------    ------

Operating Costs and Expenses:
 Lease operating costs (1)       1,046     1,239     1,225     1,272       680
 Exploration costs (2)           2,127     5,314     3,716       862       651
 Domestic proved property
 impairment                      5,885        --        --        --        --
 Drilling costs                    240       329       154       141       178
   Depreciation, depletion and
     amortization                  672       635       558       503       422
   General and administrative    2,572     2,566     1,715     1,466       816
                                ------    ------    ------    ------    ------
    Total operating costs and   12,542    10,083     7,368     4,244     2,747
     expenses                   ------    ------    ------    ------    ------


Operating loss                 (10,628)   (7,275)   (4,947)   (2,077)     (831)
Interest and other income          506       662       370        98        53
Interest expense                    --       (83)     (333)     (448)     (214)
Minority interest: Non-cash
  dividends (3)                     --        --        --       (93)       --
Net loss before income taxes   (10,122)   (6,696)   (4,910)   (2,520)     (992)
Benefit from (provision for)
  income taxes                      --        --        --        --        --
                                ------    ------    ------    ------    ------
Net loss before extraordinary  (10,122)   (6,696)   (4,910)   (2,520)     (992)
gain
Extraordinary gain                  --     3,076        --        --        --
                                ------    ------    ------    ------    ------

Net loss                      $(10,122) $ (3,620) $ (4,910) $ (2,520)   $ (992)
                                ------    ------    ------    ------    ------
                                ------    ------    ------    ------    ------

Basic and diluted net loss per
common share                   $ (0.78)  $ (0.29)  $ (0.49)  $ (0.47)  $ (0.44)
Weighted average shares
outstanding                     12,979    12,597    10,018     5,389     2,229

CASH FLOW STATEMENT DATA:
Net cash used in operating
activities                    $ (3,109) $ (5,881) $ (3,651) $ (1,030)   $ (322)
Net cash provided by (used in)
 investing activities            1,083       368    (7,005)   (1,489)   (4,432)
Net cash provided by (used in)
financing activities              (674)    1,679     18,259     2,974     4,587


(1)Includes lease operating expenses and production taxes.
(2)Includes geophysical and geological costs, exploratory dry hole costs, and non-producing leasehold impairments.
(3)Non-cash dividend on FX Producing convertible preferred stock.

                                             AS OF DECEMBER 31,
                                ---------------------------------------------
                                1998      1997      1996      1995      1994
                                ------    ------   -------   ------    ------
BALANCE SHEET DATA:                            (IN THOUSANDS)
Working capital (deficit)       $3,965    $8,494   $13,843   $ (278)     $(272)
Total assets                     8,253    18,555    22,994   10,039      8,436
Long-term debt                      --        --     1,500    3,359      4,091
Redeemable FX Producing
preferred stock                     --        --        --       --        550
Stockholders' equity             6,920    17,612    20,908    5,224      1,280



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

GENERAL

     FX Energy explores for oil, gas and gold in Poland where it has oil and gas exploration rights in five separate project areas covering approximately 17.0 million gross acres (including 13.6 million gross acres of Concessions and 3.4 million gross acres of options on POGC controlled areas) and approximately 166,000 gross acres of gold exploration rights. In the western United States, FX Energy produces oil from fields in Montana and Nevada, has a drilling and well servicing company and approximately 17,000 net acres of undeveloped leaseholds in the Williston Basin of North Dakota.

     From its organization in January 1989 until the first quarter of 1994, FX Energy generated revenue principally from the sale of oil and gas prospects in the western United States and management fees from domestic exploration groups formed by FX Energy. During this period, FX Energy reported substantial operating losses.

     In the second quarter of 1994, FX Energy purchased certain producing oil properties in Montana and Nevada, well servicing equipment and a drilling rig capable of drilling up to 6,000 feet. FX Energy then realized increased operating revenues but continued to report operating losses.

     Since 1995, when FX Energy acquired oil and gas exploration rights to approximately 2.1 million acres in the Baltic Project Area in Poland, FX Energy has focused an increasing amount of resources and activities towards oil and gas exploration in Poland. As of January 1, 1999, FX Energy had acquired oil and gas exploration rights, including Concessions and options on POGC controlled areas, covering approximately 17.0 million gross acres, resulting in FX Energy owning the largest gross and net acreage position by a foreign company in Poland. FX Energy has minimized its financial exposure in Poland by forming strategic alliances with several industry partners such as Apache, POGC, Homestake and RWE-DEA.

     FX Energy realized net proceeds of $17.6 million from the sale of 3,450,000 shares of common stock in the third quarter of 1996. The proceeds from the stock offering were used to pay off long-term debt of $3.7 million and to fund FX Energy's exploration activities for the remainder of 1996 and all of 1997 and 1998. At the end of 1998, FX Energy had $4.7 million in cash and marketable debt securities with no outstanding long-term debt.

     Since its inception in 1989 through 1998, FX Energy has incurred cumulative net losses of $22.9 million, including net losses of $10.1 million, $3.6 million and $4.9 million for the years ended December 31, 1998, 1997 and 1996, respectively. FX Energy may continue to incur net losses during 1999 and beyond, depending on results from its exploration and development activities in Poland and the western United States.


RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     FX Energy operates within two segments of the oil and gas industry; exploration and production ("E&P") and drilling and well servicing ("Drilling"); and within the exploration segment of the mining industry. In Poland, FX Energy explores for oil, gas and gold. In the western United States, FX Energy has a limited amount of exploratory acreage (primarily in North Dakota), produces oil (Montana and Nevada) and has a contract drilling and well servicing company in northern Montana. Depreciation, depletion and amortization costs ("DD&A") directly associated with the production and drilling segments are detailed within the following discussion. General and administrative costs ("G&A"), interest income, other income, interest expense and income taxes are not allocated to individual operating segments for management or segment reporting purposes and are discussed in their entirety following the segment discussion. Mining, which consists of gold exploration on FX Energy's Sudety Project Area in Poland, is not considered by management to be a material segment for the periods ended December 31, 1998, 1997 and 1996. As of the end of 1998, FX Energy had limited exploratory activity associated with gold exploration in Poland, including $29,000 spent on gold exploration during 1998 and a gain from the sale of property interest of $71,000 during 1997.

E&P OPERATIONS - OIL AND GAS

     EXPLORATION AND PRODUCTION REVENUES

     Oil Revenues

     Oil revenues were $1,124,000, $2,040,000 and $2,346,000 for the years ended December 31, 1998, 1997 and 1996, respectively. During 1998 and 1997, FX Energy's oil revenues were adversely affected by depressed oil prices and lower production rates attributable to the natural production declines of FX Energy's producing properties. A summary of the percentage change in oil revenues, average oil price and oil production for 1998, 1997 and 1996 is set forth below:

                                  YEAR ENDED DECEMBER 31,
                          --------------------------------------
                              1998          1997          1996
                          ----------    ----------    ----------
OIL REVENUES              $1,124,000    $2,040,000    $2,346,000
 Percent change versus
  prior year                  -44.90%      -13.04%        +18.42%

AVERAGE OIL PRICE              $9.78       $16.16         $18.04
 Percent change versus
  prior year                  -39.48%      -10.42%        +22.97%

PRODUCTION VOLUMES           114,909       126,271       130,018
(BBLS)
 Percent change versus
  prior year                   -9.00%       -2.88%         -3.70%

     Gain on Sale of Property Interests

     FX Energy recognized a gain on sale of property interests of $467,000 and $272,000 for the years ended December 31, 1998 and 1997 respectively. The 1997 gain on sale of property interests of $272,000 includes $71,000 relating to FX Energy's mining operations, which are excluded from the discussion of the results of operations by business segment. There was no gain from the sale of property interests in 1996. During 1998, Apache paid FX Energy $500,000 in initial cash consideration relating to its participation in the Carpathian Project Area which was offset by $33,000 of associated costs. During 1997, FX Energy received $450,000 from Apache in initial cash consideration relating to its participation in the Lublin Project Area which was offset by $344,000 of associated costs and $95,000 from the purchase of Lubex Petroleum Company, FX Energy's wholly owned Polish exploration subsidiary which operates the Original 8 Blocks within FX Energy's Lublin Project Area. The amount of gain on sale of property interests will continue to vary from year to year, depending on the timing of completed deals and the amount of up-front cash consideration, if any.


     EXPLORATION AND PRODUCTION COSTS

     Lease Operating Costs

     FX Energy's lease operating costs are composed of normal recurring lease operating expenses ("LOE") and production taxes. Lease operating costs were $1,046,000, $1,239,000 and $1,225,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

     LOE costs were $966,000, $1,094,000 and $1,059,000 for the years ended December 31, 1998, 1997 and 1996, respectively. FX Energy initiated a cost control program in 1996 to limit its LOE costs, primarily by utilizing Company-owned well servicing equipment on its producing properties. During 1998, 1997 and 1996 FX Energy performed only routine maintenance on its producing properties and has deferred workovers until the depressed oil price improves. Lifting cost per barrel was relatively flat during 1998, 1997 and 1996, amounting to $8.41, $8.66 and $8.15 per barrel, respectively.

     Production taxes were $80,000, $145,000 and $166,000 for the years ended December 31, 1998, 1997 and 1996, respectively. During 1998, 1997 and 1996 production taxes averaged approximately 7.0% of annual oil revenues. The decrease in the amount of production taxes from year to year is directly associated with decreased oil prices and decreased oil production from year to year. Refer to the table in Exploration and Production Revenues - Oil Revenues for the percentage fluctuations in the average oil price and oil production for 1998, 1997 and 1996.

     DD&A Expense - Producing Operations

     DD&A expenses for producing properties were $231,000, $261,000 and $245,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The DD&A rate per barrel was relatively constant at $2.01, $2.07 and $1.89 for 1998, 1997 and 1996, respectively.

     Domestic Proved Property Impairment

     As of December 31, 1998, FX Energy's PV-10 value for its domestic proved properties was approximately $472,000, consisting solely of proved developed
reserves.   Due to the current level of depressed oil prices, which FX Energy expects to continue into the foreseeable future, management determined its domestic proved undeveloped reserves reported at the end of 1997 will likely not be developed in the future and subsequently reported only domestic proved developed reserves at the end of 1998. In accordance with generally accepted accounting principles, during the third and fourth quarters of 1998, FX Energy recorded total impairment expense of $5,885,000, which represents the difference between the net book value of its domestic proved developed properties and the related fair value, determined on a property by property basis. FX Energy did not record any impairment expense for its domestic proved properties during 1997 or 1996.

     Exploration Costs

     FX Energy's exploration costs consist of geological and geophysical costs ("G&G"), exploratory dry holes and non-producing leasehold impairments. Exploration costs were $2,127,000, $5,314,000 and $3,716,000 for the years ended December 31, 1998, 1997 and 1996,respectively. The 1998 exploration costs of $2,127,000 include $29,000 of G&G costs relating to FX Energy's mining operations, which are excluded from the discussion of the results of operations for this segment. A comparative discussion of each component of exploration costs incurred during 1998, 1997 and 1996 follows:

     G&G costs were $2,081,000, $1,684,000 and $2,271,000 during the years ended December 31, 1998, 1997 and 1996, respectively. During 1998, FX Energy incurred approximately $400,000 of cost relating to its share of the Lublin Project Area seismic acquisition program with Apache and $75,000 relating to the Polish Lowlands Study. During 1997, FX Energy completed a seismic survey on Wola, a POGC Concession in the Southern Carpathian area, costing $210,000. During 1996, FX Energy completed a seismic survey costing approximately $1,100,000 in the Baltic Project Area. During the years ended December 31, 1998, 1997 and 1996 FX Energy spent an average of approximately $1,200,000 annually relating to the wages and associated expenses for employees and consultants directly engaged in G&G activities. FX Energy has five project areas for oil and gas exploration in Poland, including the Warsaw West Project Area obtained January 1, 1999, the Lublin, Carpathian and Pomeranian project areas obtained primarily in 1997 and the Baltic Project Area obtained in 1995. G&G costs are expected to continue at current or higher levels as FX Energy increases its exploratory efforts in Poland and continues to spend a limited amount on its exploratory acreage in the western United States.

     Exploratory dry hole costs were $17,000, $3,478,000 and $155,000 for the years ended December 31, 1998, 1997 and 1996, respectively. All of the exploratory dry hole costs incurred during 1998 were associated with wells drilled prior to 1998. During 1998, FX Energy participated in drilling two exploratory dry holes, the Czernic 277-2 and the Poniatowa 317-1, in Poland on the Lublin Project Area. Both wells were Apache exploratory wells under FX Energy's agreements with Apache. As such, Apache covered all of FX Energy's pro-rata share of costs for each well. During 1997, FX Energy drilled four exploratory dry holes; two in Poland and two in the western United States.
In Poland, FX Energy drilled the Orneta #1, the first exploratory oil well drilled by a western company in Poland, at a cost of $1,834,000 and the Gladysze #1-A at a cost of $1,262,000, both of which were on FX Energy's Baltic Project Area. In the western United States, FX Energy drilled the Murray #12-30 in central Montana at a cost of $222,000 and the Mega Springs Federal #7 in Nevada at a cost of $160,000. In 1996, FX Energy drilled one exploratory dry hole in Nevada costing $155,000.

     There were no non-producing leasehold impairments during 1998. Non-producing leasehold impairments were $152,000 and $1,290,000 for the years ended
December 31, 1997 and 1996, respectively.   During 1997, FX Energy wrote off
$45,000 relating to its Devil's Basin prospect in Central Montana where the Murray #12-30 was drilled, $78,000 relating to its Mega Springs Prospect in Nevada where the Mega Springs Federal #7 was drilled and $29,000 relating to its Horse Trap prospect in Wyoming where FX Energy no longer has drilling plans.
In 1996, FX Energy wrote off its Lake Valley prospect in Nevada at a cost of $1,290,000. Non-producing leasehold impairments will vary from period to period based on FX Energy's determination that capitalized costs of unproved properties, on a property by property basis, are not realizable.

     Extraordinary Gain - Baltic Project Area

     As of December 31, 1996, FX Energy had $1,500,000 of long-term debt associated with advances received from RWE-DEA relating to RWE-DEA's commitment to earn a fifty-percent interest in FX Energy's Baltic Project Area. During 1997, RWE-DEA advanced FX Energy an additional $1,576,000, bringing the total amount of such advances to $3,076,00, all of which FX Energy recorded as notes payable prior to the Polish government approving RWE-DEA's participation in FX Energy's Baltic Project Area. On June 30, 1997, after the Polish government had previously approved RWE-DEA's participation in the Baltic Project Area, RWE-DEA elected not to earn an interest in FX Energy's Baltic Project Area. FX Energy
was not contractually obligated to pay   back any funds previously advanced by
RWE-DEA. Accordingly, FX Energy eliminated its long-term debt associated with the RWE-DEA advances and recognized an extraordinary gain of $3,076,000 for the year ended December 31, 1997. FX Energy did not record any extraordinary gains during 1998 or 1996.

DRILLING AND WELL SERVICING OPERATIONS

     Drilling Revenues

     Drilling revenues were $323,000, $496,000 and $75,000 for the years ended December 31, 1998, 1997 and 1996, respectively. During 1998, FX Energy's drilling revenues consisted of $262,000 from drilling four wells in northern Montana on a day work contract basis and $61,000 of well servicing revenue resulting from contracting FX Energy's well servicing equipment to third parties. FX Energy had previously utilized its well servicing equipment solely on its Company-owned properties. During 1997, FX Energy drilled two wells on a day work contract basis resulting in revenues of $424,000 and $72,000 from the Murray #12-30 and the State #31-8, respectively. In addition to the drilling revenues received, FX Energy had a 27.69% working interest in the Murray #12-30, a dry hole and a 6.25% working interest in the State #31-8, an oil discovery. A gross operating profit before DD&A from drilling operations of $167,000 was realized during 1997, consisting of $220,000 from drilling both wells, less $53,000 in downtime costs. The drilling net profit helped offset the combined working interest well cost of $242,000 that FX Energy incurred on these wells. FX Energy drilled one well during 1996, resulting in revenues of $75,000. Drilling revenues will continue to fluctuate year to year based on the number, timing and retained working interest of wells drilled and the degree of emphasis on utilizing well servicing equipment on Company owned properties.

     Drilling Costs

     Drilling costs were $240,000, $329,000 and $154,000 for the years ended December 31, 1998, 1997 and 1996, respectively. During 1998, FX Energy drilled four wells costing a total of $157,000 on a day work contract basis, incurred $20,000 of cost relating to contract well servicing and $63,000 on downtime costs, all of which resulted in a total gross profit before DD&A expense of $83,000. During 1997, FX Energy drilled two wells on a day work contract basis costing a total of $275,000 and incurred $54,000 of downtime costs, all of which resulted in a gross profit before DD&A expense of $167,000. During 1996, FX Energy drilled one well on a day work contract basis costing $47,000 and incurred $107,000 of downtime, resulting in a net loss before DD&A expense of $79,000. Drilling costs will continue to fluctuate year to year based on the number, timing and retained working interest of wells drilled and the degree of emphasis on utilizing well servicing equipment on Company owned properties.

     DD&A Expense - Drilling and Well Servicing Operations

     DD&A expenses for drilling and well servicing equipment were $322,000, $289,000 and $260,000 for the years ended December 31, 1998, 1997 and 1996, respectively. FX Energy spent $156,000, $210,000 and $133,000 on upgrading its drilling and well servicing equipment during 1998, 1997 and 1996, respectively. DD&A expense was progressively higher year to year due to prior year capital additions being depreciated in succeeding years.


RESULTS OF OPERATIONS - NON-SEGMENTED INFORMATION

     G&A Costs

     G&A costs were $2,572,000, $2,566,000 and $1,715,000 for the years ended
December 31, 1998, 1997 and 1996, respectively. G&A costs incurred during 1998 were substantially unchanged as compared to 1997. FX Energy incurred substantially more G&A costs associated with its expanded Polish activities during 1997 as compared to 1996, principally as a result of forming three new Polish exploration subsidiaries; Karpaty Petroleum Company, Lubex Petroleum Company and Sudety Mining Company. During 1996, FX Energy incurred G&A costs associated with its Polish activities on the Baltic Project Area only. G&A expenses are expected to continue at current or higher levels as FX Energy further expands its presence in Poland.

     DD&A Expense - Corporate

     DD&A expenses for corporate activities were $118,000, $85,000 and $53,000 for the years ended December 31, 1998, 1997 and 1996, respectively. During 1998 and 1997, FX Energy spent approximately $116,000 on software to upgrade its accounting and exploration software systems and $68,000 on additional computer equipment, which resulted in progressively higher DD&A expense for 1998 and 1997.

     Interest and Other Income

     Interest and other income were $506,000, $662,000 and $370,000 for the years ended December 31, 1998, 1997 and 1996, respectively. FX Energy's cash and marketable debt securities balance was $4.7 million, $8.5 million and $13.8 million as of December 31, 1998, 1997 and 1996, respectively. Interest and other income was lower in 1998 as compared to 1997 due to lower average cash and marketable debt security balances. FX Energy received net proceeds of $17.6 million from a public stock offering in the third quarter of 1996, which resulted in substantially higher cash balances for the remainder of 1996 and all of 1997. FX Energy earned interest income of $492,000, $616,000 and $333,000 during 1998, 1997 and 1996, respectively.

     Interest Expense

     FX Energy had no interest expense   during the year ended December 31,
1998. During the years ended December 31, 1997 and 1996, FX Energy incurred interest expense of $83,000 and $333,000, respectively. Interest expense was lower during 1997 due to a lower average outstanding amount of long-term debt in 1997 as compared to 1996. FX Energy's long-term debt of $3,702,000 was paid off in August 1996 using net proceeds from a public stock offering. FX Energy had long-term debt associated with RWE-DEA of $1,500,000 as of December 31, 1996 and received $1,576,000 in additional funding from RWE-DEA during the first six months of 1997, all of which was recorded as long-term debt. However, upon RWE-DEA's election not to earn an interest in the Baltic Project Area on June 30, 1997, FX Energy eliminated its long-term debt associated with RWE-DEA and recognized an extraordinary gain of $3,076,000. As of December 31, 1998, FX Energy had no long-term debt.

     Income Taxes

     FX Energy incurred net operating losses in 1998, 1997 and 1996 which can be carried forward to offset future taxable income. Statement of Financial Accounting Standards (SFAS) No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. FX Energy's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of FX Energy's exploration and development activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in FX Energy's conclusion that a full valuation allowance be provided. Accordingly, FX Energy did not recognize any tax benefit in its consolidated statement of operations for the years ended December 31, 1998, 1997 or 1996.

     Net Loss

     FX Energy incurred net losses of $10,122,000, $3,620,000 and $4,910,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The net loss in 1998 was due principally to a domestic proved property impairment of $5,885,000, G&G costs of $2,109,000 and a 44.9% decline in oil prices coupled with a 9.0% decline in oil production. The net loss in 1997 was due principally to G&G costs of $1,684,000, an exploratory dry hole costing $1,262,000 drilled without an outside partner and leasehold impairments of $152,000, all of which resulted in expenditures without any substantial offsetting revenues. The net loss in 1996 was due principally to G&G costs of $2,271,000 and lease impairments of $1,290,000.


CAPITALIZED COSTS FOR UNPROVED OIL AND GAS PROPERTIES

     FX Energy follows the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, these costs plus the costs of drilling the well are expensed. The costs of development wells are capitalized, whether productive or nonproductive. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property by property basis, are considered not to be realizable. An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property by property basis.
The impairment loss recognized equals the excess of net capitalized costs over the related fair value, determined on a property by property basis. As a result of the foregoing, the results of operations of FX Energy for any particular period may not be indicative of the results that could be expected over longer periods.


POLISH PROJECT AREAS

     FX Energy and Apache AMI

     Effective January 1, 1999, FX Energy and Apache entered into an agreement which further defined the relationship between FX Energy and Apache in Poland by establishing an AMI covering the entire country of Poland, except for the Baltic Project Area, for oil and gas exploration, production, development and acquisition activities for a period of two years.

     Under agreements between FX Energy and Apache signed during 1997, 1998 and early 1999, Apache has agreed to perform certain earning requirements in order to earn a fifty-percent interest in FX Energy's Lublin and Carpathian project areas. A summary of the items for which Apache must pay all of FX Energy's pro-rata share of costs during the first three years of a six year exploration period to earn a fifty-percent interest in the Lublin and Carpathian project areas is as follows:

                                         PROJECT AREA
                            -----------------------------------------
                            LUBLIN        CARPATHIAN          TOTAL
                            ---------     -----------       ---------
Drilling costs                7 wells         3 wells        10 wells
Completion costs (1)          7 wells              --         7 wells
2D seismic                   1,650 km          350 km        2,000 km
Concession and usufruct     $ 695,000       $ 160,000       $ 855,000
 fees
Annual training costs       $  80,000       $  15,000       $  95,000
 (2)
G&A costs incurred in      All through     All through     All through
 Poland (3)                    1999           1999            1999

(1)Should an exploratory well discover commercial reserves, Apache will be required to pay FX Energy's pro-rata share of completion costs for exploratory wells drilled on the Lublin Project Area. FX Energy must pay for its pro-rata share of any completion costs for exploratory wells drilled on the Carpathian Project Area.
(2)Annual training cost amounts reflect expenditures required to be spent each year.
(3)FX Energy will not incur any of its pro-rata share of Apache's Polish G&A costs on the Lublin or Carpathian project areas until after Apache fulfills its exploratory well drilling requirements on each of the respective project areas or the end of 1999, whichever is later.

     Under other terms of the FX Energy and Apache AMI, FX Energy and Apache are equal fifty-fifty partners in the Pomeranian and Warsaw West project areas and Apache is the operator of all project areas covered by the FX Energy and Apache AMI.

     During late 1998, Apache commenced drilling the first two exploratory wells, which were subsequently determined to be exploratory dry holes during February 1999, and completed shooting its minimum requirement of 1,650 kilometers of 2D seismic on the Lublin Project Area. Apache expects to drill the remaining five exploratory wells on the Lublin Project Area by the end of 1999, acquire 350 kilometers of 2D seismic on the Carpathian Project Area during 1999 and 2000 and drill three exploratory wells by mid-2001 on the Carpathian Project Area.

     Option Agreements with FX Energy, Apache and POGC

     FX Energy and Apache entered into agreements (the "Option Agreements") with POGC during 1997 and 1998 whereby each has an independent reciprocal right to participate, with up to a one-third interest, in hydrocarbon exploration of POGC controlled areas adjacent to and near the Lublin, Carpathian and Pomeranian project areas. In turn, POGC has the reciprocal right to participate in hydrocarbon exploration, with up to a one-third interest determined on a block by block basis, on the Lublin, Carpathian and Pomeranian project areas. The Option Agreements cover approximately 3.4 million acres of POGC controlled areas, including 0.6 million acres on the Lublin Project Area, 1.5 million acres on the Carpathian Project Area and 1.3 million acres on the Pomeranian Project Area and approximately 8.6 million acres of FX/Apache controlled areas, including 5.0 million acres on the Lublin Project Area, 1.4 million acres on the Carpathian Project Area and 2.2 million acres on the Pomeranian Project Area. The Warsaw West and Baltic project areas, containing approximately 2.9 million and 2.1 million acres, respectively, are not subject to any option agreements between FX Energy, Apache or POGC.

     Sudety Project Area Agreement with Homestake

     Homestake and FX Energy entered into a strategic alliance during 1997 to jointly explore for gold on FX Energy's Sudety Project Area with Homestake as
operator.   Under terms of the agreement, Homestake paid FX Energy $212,000 and agreed to fund all Concession costs, usufruct costs and future exploration costs, including spending a minimum of $1,100,000 during 1998 and 1999 exploring the Sudety Project Area. Should Homestake propose to construct a mine, FX Energy may elect (on a mine by mine basis) to convert its interest into a six percent net smelter return royalty or a seven and one half percent net proceeds interest, both at no cost to FX Energy, or into a twenty-five percent working interest by paying back costs according to a predetermined formula.

     Baltic Project Area Agreement with RWE-DEA

     In May 1996, RWE-DEA and FX Energy entered into an agreement to jointly explore for oil and gas on FX Energy's Baltic Project Area. RWE-DEA was entitled to earn a fifty-percent interest in the Baltic Project Area by paying FX Energy $250,000 in cash, $1,100,000 for a seismic survey, the first $1,000,000 of the initial exploratory well's cost and fifty-percent of the cost of the second exploratory well on the Baltic Project Area with FX Energy as operator.

     Formal approval by the Polish government was required to effect the fifty-fifty ownership between FX Energy and RWE-DEA in the Baltic Project Area. Prior to the Polish government's approval in June 1997, FX Energy recorded all funds received from RWE-DEA as a long-term notes payable. Through June 30, 1997, RWE-DEA advanced FX Energy $3,076,000 to fund its agreed upon share of costs incurred in the Baltic Project Area. On June 30, 1997, RWE-DEA elected to not fund its fifty-percent share of the second exploratory well. As a result, RWE-DEA forfeited its right to earn a fifty-percent interest in the Baltic Project Area. FX Energy was not obligated to repay any of the advances it had received from RWE-DEA. As a result, FX Energy eliminated its long-term notes payable associated with RWE-DEA and recognized an extraordinary gain of $3,076,000.

     During 1997, FX Energy drilled the Orneta #1 and the Gladysze #1-A wells in the Baltic Project Area at a cost of $1,834,000 and $1,262,000, respectively, both of which were dry holes. The Orneta #1 was drilled with RWE-DEA as a partner and the Gladysze #1-A was drilled without an industry partner. Future exploration efforts in the Baltic Project Area will depend on whether or not FX Energy is able to execute a strategic alliance with an industry partner.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, FX Energy has relied primarily on proceeds from the sale of equity securities to fund its operating and investing activities. During 1998, 1997 and 1996, FX Energy received net proceeds from the sale of its securities, net of redemptions, of $166,000, $253,000 and $20,443,000, respectively. FX Energy also benefits from funds provided by other participants in drilling groups formed by it to undertake specific drilling or other exploration activities.

     Operating Activities

     FX Energy used net cash of $3,109,000, $5,881,000 and $3,651,000 to fund its operating activities during 1998, 1997 and 1996, respectively. During 1998, a major portion of FX Energy's net cash used in operating activities resulted from spending $2,127,000 on exploration costs, which was comprised of $2,110,000 of G&G costs and $17,000 of exploratory dry hole costs. The net cash used in operating activities during 1998 was $2,772,000 less than the amount used during 1997. During 1997, a major portion of FX Energy's net cash used in operating activities resulted from spending $5,314,000 on exploration costs, which was comprised primarily of $1,713,000 of G&G costs, $3,478,000 of dry hole costs and $123,000 of non-producing leasehold impairments. The net cash used in operating activities during 1997 was $2,230,000 higher than the amount used during 1996. During 1996, FX Energy utilized its net cash used in operating activities to fund additional exploration and G&A costs associated with expanding its activities in Poland.

     Investing Activities

     FX Energy received net cash from investing activities of $1,083,000 and $368,000 during 1998 and 1997, respectively, and used net cash of $7,005,000 during 1996 to fund its investing activities. During 1998, FX Energy spent $441,000 on additions to properties, received $506,000 of proceeds from sale of property interests and received a net amount of $1,011,000 relating to investing in marketable debt securities. The net cash received from investing activities during 1998 was $715,000 higher than the amount received during 1997. During 1997, FX Energy spent a net amount of $1,531,000 on additions to properties, which was partially offset by the net amount of $1,536,000 FX Energy received relating to investing in marketable debt securities. The net cash received from investing activities during 1997 was $7,373,000 higher than the amount used in 1996. During 1996, FX Energy spent $1,457,000 on additions to properties, $164,000 on additions to other assets, realized $110,000 from asset sales and invested a net amount of $5,494,000 in marketable debt securities.

     Financing Activities

     FX Energy used net cash to fund financing activities of $674,000 during 1998 and received net cash of $1,679,000 and $18,259,000 during 1997 and 1996, respectively, from its financing activities. During 1998, FX Energy advanced $840,000 to officers and received $166,000 from the exercise of warrants and options on its common stock. The cash used in financing activities during 1998 was $2,353,000 lower than the amount received during 1997. During 1997, FX Energy advanced $150,000 to an officer, realized $1,576,000 in advances from RWE-DEA and $253,000 from the exercise of warrants and options on its common
stock.    The cash received in financing activities during 1997 was $16,580,000 lower than the amount received in 1996. During 1996, FX Energy received $1,518,000 in proceeds from long-term debt ($1,500,000 relating to RWE-DEA), paid off all of its other long-term debt totaling $3,702,000 and realized net proceeds of $20,443,000 from sale of securities.

     Strategic Alliances

     FX Energy has benefited and anticipates that it will continue to benefit from strategic alliances with industry or financial partners to provide funding and expertise, which helps reduce FX Energy's financial exposure and risk. During the period of 1995 through 1998, FX Energy estimates that its strategic partners have paid or committed to carry approximately $23,800,000 of FX Energy's share of costs in various projects. In 1997, Apache committed to cover approximately $15,000,000 of FX Energy's cost relating to exploring its Lublin Project Area over approximately three years in exchange for a fifty-percent
percent interest in the project.         During early 1998, Apache committed to
cover approximately $6,000,000 of FX Energy's cost relating to exploring the Southern Carpathian Project Area over approximately three years in exchange for a fifty-percent percent interest in the project. Also, during 1997, Homestake committed to paying approximately $1,000,000 of FX Energy's cost over approximately two years relating to gold exploration on the Sudety Project Area in Poland. RWE-DEA committed approximately $1,600,000 to cover FX Energy's cost relating to the Baltic Project Area during 1996 and 1997. Other industry partners committed approximately $200,000 to cover FX Energy's costs in other projects during 1995 and 1996.

     Credit Facility

     In June 1994, FX Energy established a $5.0 million bank credit facility with Bank One, Texas, NA, primarily to finance the acquisition of producing oil properties in Montana and Nevada. During the third quarter of 1996, FX Energy used proceeds from a public offering to pay off its existing bank debt of $3,565,000. FX Energy subsequently revised its credit facility with Bank One in May 1997 to provide for an initial borrowing base of $3,000,000 and a revolving commitment of $100,000. FX Energy did not utilize the credit facility during 1998 or 1997 and subsequently terminated the credit facility at the end of 1998.

     Working Capital

     FX Energy had working capital of $3,965,000, $8,494,000 and $13,843,000 as of December 31, 1998, 1997 and 1996, respectively. Working capital as of December 31, 1998 was $4,529,000 lower as compared to the end of 1997, primarily due to cash used in operating and financing activities of $3,783,000 and additions to properties of $441,000 during 1998. Working capital was $5,349,000 lower as of December 31, 1997 as compared to the end of 1996, primarily due to the net cash used for operating activities of $5,881,000 during 1997. The higher amount of working capital at the end of 1996 was attributable to the net amount of $20,443,000 received from the sale of securities during 1996.


CAPITAL REQUIREMENTS

     FX Energy had $4.7 million of cash and marketable securities with no long-term debt as of December 31, 1998, an amount which FX Energy expects to be sufficient to fund its 1999 exploration and operating requirements. However, FX Energy does intend to seek additional capital to fund its activities in the Lachowice Field, and, as warranted, development activities on new Polish projects that FX Energy may enter into in the future and on existing projects in Poland if exploration funded by Apache results in discoveries warranting development.

     Exploration Capital Requirements

     During 1999, FX Energy expects to have substantially all the cost of its share of exploration activities covered by Apache and other industry partners. The primary focus for 1999 is expected to be in the Lublin Project Area, where Apache is expected to complete its requirement to drill the remaining five of seven exploratory wells, all at no cost to FX Energy, to earn a fifty-percent interest in the Lublin Project Area. In the Carpathian Project Area, Apache is expected to commence drilling the first of three exploratory wells in late 1999, at no cost to FX Energy, which are required for Apache to earn a fifty-percent interest in the Carpathian Project Area. Initial exploratory efforts, which include new 2D seismic acquisition and the first exploratory well, are expected to occur in 2000 on the Pomeranian Project Area and in 2001 on the Warsaw West Project Area, where FX Energy and Apache are equal partners. Additional exploration of the Baltic Project Area has been deferred until FX Energy attracts another strategic partner. In the Sudety Project Area, Homestake is paying for all gold exploration costs during 1999 in accordance with its 1997 agreement with FX Energy.

     Due to the current state of depressed oil prices and its focus on Poland, FX Energy expects to incur minimal exploration expenditures on its domestic operations during 1999.

     Development Capital Requirements

     Development activity on the Lachowice Field is expected to commence during the second quarter of 1999, with initial production scheduled for 2000. FX Energy expects to spend approximately $300,000 per well for its pro-rata share of costs to re-enter and recomplete up to three shut-in gas wells during 1999, $2.3 million per well to drill three additional development wells during 2000 and $1.3 million for production facilities during 2000. The Lachowice Field Development Agreement, the first joint development agreement signed by western companies with POGC, established a legal framework for similar oil and gas development deals with POGC. Under the AMI agreement with Apache, FX Energy and Apache are now aggressively pursuing a series of such opportunities with POGC. FX Energy intends to seek additional funding for the Lachowice Field, and, as warranted, each Polish development project it may inter into in the future.

     Due to the current state of depressed oil prices and its focus on Poland, FX Energy expects to incur minimal developmental expenditures on its domestic operations during 1999 and 2000.

     Other Capital Requirement Considerations

     The allocation of FX Energy's capital among the categories of anticipated expenditures is discretionary and will depend upon future events that cannot be predicted. Such events include the actual results and costs of future exploration and development drilling activities. Consistent with previous practice, FX Energy may obtain partial funding for its exploration and potential development activities through strategic arrangements with industry or financial partners.

     In addition to FX Energy's own expenditures and strategic alliances already established, FX Energy expects it will continue to benefit from funding provided through its other exploration and development arrangements with strategic partners. In forming strategic alliances with industry or financial partners, FX Energy intends to seek reimbursement of all or a portion of the costs incurred by FX Energy in identifying the prospect, obtaining initial exploration rights and generating an initial exploration plan. FX Energy's ability to form strategic alliances with industry or funding partners is dependent on the oil and gas potential of specific prospect areas, perceived political or business risks of the country and region in which the prospect is located, prevailing prices and other conditions in the oil and gas industry in particular and the energy industry in general and other factors which FX Energy is unable to control or predict.

     If the 1999 exploration activities in Poland funded by Apache result in one or more discoveries that warrant development, FX Energy will likely require additional capital to fund its share of costs to undertake a multi-well development program, install oil and/or gas facilities, build pipelines and purchase other investments required to support large-scale production. In addition to its current activities underway, FX Energy is actively seeking additional exploratory, development and property acquisition opportunities in cooperation with POGC and Apache, which may also require additional capital. FX Energy has no current arrangement for any such additional financing, but may seek required funds from the sale of additional securities, project financing, sale of partial property interests, strategic alliances with other energy or financial partners or other arrangements, all of which may dilute the interest of existing shareholders in FX Energy or FX Energy's interest in the specific project financed. There can be no assurance that additional funds could be obtained or, if obtained, would be on terms favorable to FX Energy.

     In order to maintain its interest   in the Lublin, Carpathian, Pomeranian,
Warsaw West, Baltic and Sudety project areas, FX Energy is required to make certain annual payments and meet certain exploration commitments. FX Energy has budgeted sufficient funds and obtained financial commitments from Apache and Homestake to meet all of such obligations through at least December 31, 1999.
FX Energy also maintains its interests in leases in the United States not held by production by making annual lease payments, which are not material in amount. See "Items 1. and 2. Description of Business and Properties."


CHANGING PRICES, CURRENCY EXCHANGE RATES AND INFLATION

     FX Energy's revenues and the value of its oil properties have been and will continue to be affected by changes in oil prices. FX Energy's ability to obtain exploration and/or development capital through strategic alliances with other energy firms and attract additional capital, if required, through the sale of securities or borrowings on attractive terms are also affected by oil prices. Such prices are subject to substantial seasonal and other fluctuations that are beyond the ability of FX Energy to control or predict. In the past, FX Energy has not hedged its oil production and has no future plans to do so.

     Although certain of FX Energy's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on FX Energy's operations during 1998, 1997 or 1996. FX Energy customarily contracts for goods and services, including those related to seismic surveys and drilling, in US dollars to reduce the potential impact of inflation within Poland. FX Energy's activities in Poland may be affected by the rates of inflation in Poland and other countries. Poland has experienced gradually decreasing inflation rates, estimated at approximately 11%, 13% and 18% during 1998, 1997 and 1996, respectively.

     The amounts in FX Energy's agreements with Apache, Homestake and its other
strategic partners and the government    of Poland relating to FX Energy's
activities in Poland are expressed in U.S. dollars. Nevertheless, FX Energy's activities in Poland may be affected by fluctuations in exchange rates between the Polish Zloty, the U.S. dollar and other currencies. The exchange rate for the Polish Zloty was 3.51, 3.51 and 2.85 per U.S. dollar as of December 31, 1998, 1997 and 1996, respectively. In the past, FX Energy has not hedged its foreign currency activities and has no future plans to do so.


YEAR 2000

     FX Energy uses computers principally for administrative functions such as word processing, accounting, management reporting and financial forecasting. FX Energy also uses computers for scientific functions such as map making, geological interpretations and geophysical analysis. Substantially all of FX Energy's principal computer systems have been purchased since 1996. FX Energy's core software systems (accounting, internet, word processing and spreadsheet) and vendors are certified as year 2000 compliant.

     An ongoing program has been implemented by FX Energy to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures. In addition to its own computer systems, in connection with its activities in the United States and in Poland, FX Energy interacts with suppliers, customers, creditors and financial service organizations domestically and globally which use computer systems. FX Energy is surveying all of the major businesses FX Energy interacts with during the normal course of business and is requesting a certification of year 2000 compliance from each of them. Substantially all of FX Energy's core vendors (banking, insurance, stock market-makers, strategic partners, oil purchasers, communications, etc.) have either already certified that they are year 2000 compliant or indicated they have a program underway to become year 2000 compliant before the year 2000.

     FX Energy intends to modify or replace those systems, if any, which are not year 2000 compliant. It is impossible for FX Energy to monitor all such systems, particularly those of parties in another country. There can be no assurance that such systems will not have material adverse impacts on FX Energy's business and operations. FX Energy estimates that the cost to redevelop, replace or repair its technology will not be material and has not expended any significant costs to date.


OTHER MATTERS

     FX Energy has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of FX Energy. Based on that review, FX Energy believes that none of these pronouncements will have a significant effect on current or future earnings or operations.


      ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK


MARKET RISK

     FX Energy's major market risk exposure continues to be the price it receives for oil produced from its domestic properties. Realized pricing is primarily driven by the prevailing worldwide price of oil applicable to the United States, subject to gravity and other adjustments for the actual oil sold. Historically, oil prices have been volatile and unpredictable. Price volatility is expected to continue. See "Item 1. and 2. Business and Properties: Risk Factors Relating to the Oil and Gas Industry - Volatility of Commodity Prices and Markets. "

     FX Energy does not engage in any hedging activities to protect itself against market risks associated with oil and gas price fluctuations, although it may elect to do so if it achieves significant production in Poland.


FOREIGN CURRENCY RISK

     FX Energy has entered into various agreements in Poland, primarily in U.S. Dollars or the U.S. dollar equivalent of the Polish Zloty. FX Energy conducts its day to day business on this basis as well. The Polish Zloty is subject to exchange rate fluctuations that are beyond the control of FX Energy. The exchange rate for the Polish Zloty was 3.51, 3.51 and 2.85 per U.S. dollar as of December 31, 1998, 1997 and 1996, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:
Changing Prices, Currency Exchange Rates and Inflation."


     FX Energy does not now and does not intend in the foreseeable future to engage in hedging transactions to protect itself against currency risks.


              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of FX Energy, including the accountant's report, are included beginning at page F-1 immediately following the signature page of this report.


    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

     FX Energy and its auditors have not disagreed on any items of accounting treatment or financial disclosure.

                                    PART III


                 ITEM 10.  DIRECTORS AND OFFICERS OF REGISTRANT

     The information from the definitive proxy statement for the 1999 annual meeting of stockholders under the caption "PROPOSAL NO. 1. ELECTION OF
DIRECTORS:  Executive Officers, Directors and Nominees" and  "Compliance with
Section 16(a) of the Exchange Act" is incorporated herein by reference.

     The Company is dependent upon Mr. David N. Pierce, President and Chief Executive Officer, Mr. Andrew W. Pierce, Vice President and Chief Operating Officer, and other key personnel for its various activities. In addition, with respect to its activities in Poland, the Company is dependent on Mr. Jerzy
B. Maciolek, Vice President of International Exploration, a Polish national who is instrumental in assisting the Company in its operations in Poland. The loss of the services of any of these individuals may materially and adversely affect the Company. The Company has entered into employment agreements with Mr. David
N. Pierce, Mr. Andrew W. Pierce and Mr. Maciolek. The Company does not maintain key man insurance on any of its employees.


                        ITEM 11.  EXECUTIVE COMPENSATION

     The information from the definitive proxy statement for the 1999 annual meeting of stockholders under the caption " PROPOSAL NO. 1. ELECTION OF
DIRECTORS: Executive Compensation" is incorporated herein by reference.


    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information from the definitive proxy statement for the 1999 annual meeting of stockholders under the caption "PROPOSAL NO. 1. ELECTION OF
DIRECTORS: Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

     As of December 31, 1998, the Company had issued and outstanding warrants and options to purchase an aggregate of up to 3,684,239 shares of common stock at exercise prices ranging from $1.50 to $10.25 per share, with a weighted average exercise price of $7.23 per share. Of those warrants and options, 2,776,200 shares of common stock are issuable on the exercise of options held by officers and directors of the Company at exercise prices ranging from $1.50 to $10.25 per share, with a weighted average exercise price of $6.83 per share, including options to purchase 820,797 shares that are not fully vested. The existence of such warrants and options may prove to be a hindrance to future financing by the Company, and the exercise of such warrants and options may further dilute the interests of all other stockholders. The possible future resale of common stock issuable on the exercise of such warrants and options could adversely affect the prevailing market price of the common stock.
Further, the holders of options and warrants may exercise them at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information from the definitive proxy statement for the 1999 annual meeting of stockholders under the caption "PROPOSAL NO. 1. ELECTION OF
DIRECTORS: Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report or incorporated herein by reference.

    1.     Financial Statements.
           (See Consolidated Financial Statements beginning at page F-1.)

    2.     Supplemental Schedule.

      Financial Statement Schedules are omitted because they are inapplicable or the required information is otherwise included in the accompanying Financial Statements and the notes thereto.

    3.     Exhibits.

     The following exhibits are included as part of this report:

EXHIBIT    SEC
         REFERENCE
NUMBER    NUMBER         TITLE OF DOCUMENT                   LOCATION
-------  --------- ----------------------------------------  ---------------
Item 3.      Articles of Incorporation and Bylaws
---------------------------------------------------
 3.1       3       Restated and Amended Articles of          Incorporated by
                   Incorporation                             Reference(11)

 3.2       3       Bylaws                                    Incorporated by
                                                             Reference(1)

          Instruments Defining the Rights of
Item 4.    Security Holders
---------------------------------------------------
 4.1       4       Specimen Stock Certificate                Incorporated by
                                                             Reference(1)

 4.2       4       Form of Designation of Rights,            Incorporated by
                   Privileges, and Preferences of Series A   Reference(14)
                   Preferred Stock

 4.3       4       Form of Rights Agreement dated as of      Incorporated by
                   April 4, 1997, between FX Energy and      Reference(14)
                   Fidelity Transfer Corp.

Item 10.      Material Contracts
---------------------------------------------------
10.1       10      Mining Usufruct Agreement between the     Incorporated by
                   State Treasury of the Republic of Poland Reference(3) and Frontier Poland Exploration and
                   Producing Company, Sp. z o.o. dated
                   August 22, 1995, relating to Blocks 51,
                   52, 71, 72, 91, 92, 93, 111, 112, and
                   113 (Baltic)

10.2       10      Amendment No. 1 to Mining Usufruct        Incorporated by
                   Agreement dated August 15, 1996 (Baltic)  Reference(4)

10.3       10      Amendment No. 2 to Mining Usufruct        Incorporated by
                   Agreement dated August 22, 1996 (Baltic)  Reference (15)

10.4       10      Form of Concession dated December 20,     Incorporated by
                   1995, relating to Baltic Concessions      Reference(5)
                   granted pursuant to the Mining Usufruct
                   Agreement dated August 15, 1996, with
                   related schedule

10.5       10      Mining Usufruct Agreement between the     Incorporated by
                   State Treasury of the Republic of Poland Reference(10) and Lubex Petroleum Company Sp. z o.o.
                   dated December 20, 1996, relating to
                   Concession blocks 255, 275, 295, 316,
                   336, 337, and 338 (Lublin)

10.6       10      Mining Usufruct Agreement between the     Incorporated by
                   State Treasury of the Republic of Poland Reference(12) and Apache Poland Sp. z o.o. and FX
                   Energy Poland Sp. z o.o. (East),
                   commercial partnership dated October 14,
                   1997, related to Concession blocks 257,
                   258, 277, 278, 297, 317, and 318
                   (Lublin)

10.7       10      Mining Usufruct Agreement between the     Incorporated by
                   State Treasury of the Republic of Poland Reference(12) and Apache Poland Sp. z o.o. and FX
                   Energy Poland Sp. z o.o. (East),
                   commercial partnership dated October 14,
                   1997, related to Concession block 298
                   (Lublin)

10.8       10      Mining Usufruct Agreement between the     Incorporated by
                   State Treasury of the Republic of Poland Reference(12) and Apache Poland Sp. z o.o. and FX
                   Energy Poland Sp. z o.o. (East),
                   commercial partnership dated October 14,
                   1997, related to Concession blocks 319,
                   320, 339, 340, 340A, 359, 360, 360A,
                   379, 380, and 380A (Lublin)

 10.9      10      Mining Usufruct Agreement between the     Incorporated by
                   State Treasury of the Republic of Poland Reference(12) and Gasex Production Company Sp. z o.o.
                   and Company, commercial partnership
                   dated October 14, 1997, related to
                   Concession blocks 410, 411, 412, 413,
                   414, 415, 430, 431, 432, 433, 452 and
                   453 (Western Carpathian)

10.10      10      Mining Usufruct Agreement between the     Incorporated by
                   State Treasury of the Republic of Poland Reference(12) and FX Energy Poland Sp. z o.o. and Partners, commercial partnership dated
                   October 30, 1997, related to Concession
                   blocks 85, 86, 87, 88, 89, 105,108, 109,
                   129, and 149, in northwestern Poland
                   (Pomeranian)

10.11      10      Option Agreement dated July 18, 1997,     Incorporated by
                   between Polish Oil and Gas Company, FX    Reference(12)
                   Energy, and Apache Overseas, Inc.

10.12      10      Participation Agreement dated effective   Incorporated by
                   as of April 16, 1997, between Apache      Reference(13)
                   Overseas, Inc., and FX Energy,
                   pertaining to the Lublin Concessions

10.13      10      Letter Agreement dated February 27,       Incorporated by
                   1998, between FX Energy and Apache        Reference (15)
                   Overseas, Inc., regarding modification
                   to all agreements for acreage in Poland
                   under established area of mutual
                   interest.

10.14      10      Participation Agreement dated effective   Incorporated by
                   February 27, 1998, between FX Energy and  Reference (15)
                   Apache Overseas, Inc., pertaining to the Western Carpathian Concession

10.15      10      Participation Option Agreement dated      Incorporated by
                   effective February 27, 1998, between FX   Reference (15)
                   Energy and Apache Overseas, Inc.,
                   pertaining to the Pomeranian Concession

10.16      10      Prospect Agreement between Apache Poland  Incorporated by
                   Sp. z o.o., and FX Energy Poland Sp. z    Reference (18)
                   o.o., dated April 17, 1998.

10.17      10      Option Agreement dated effective as of    Incorporated by
                   February 2, 1998, between POGC, FX        Reference (15)
                   Energy, Inc., and Apache Overseas, Inc., pertaining to the Western Carpathian
                   Concessions

10.18      10      Option Agreement dated March 5, 1998,     Incorporated by
                   effective as of April 16, 1997, between   Reference (17)
                   FX Energy, Inc., Apache Overseas, Inc.,
                   and POGC, relating to FX Energy's
                   Carpathian Area Concessions.

10.19      10      Option Agreement between FX Energy        Incorporated by
                   Poland Sp. z o.o., and POGC dated         Reference (19)
                   effective May 20, 1998, relating to
                   Pomeranian Concessions

10.20      10      Agreement dated October 21, 1996,         Incorporated by
                   between Sudety Mining Company Sp. z o.o. Reference (9) and the State Treasury of the Republic of Poland, for the establishment of the mining usufruct for the purpose of gold exploration in the Sudety Concessions

10.21      10      Earn-In and Exploration Letter of Intent  Incorporated by
                   dated June 13, 1997, between FX Energy    Reference (12)
                   and Homestake Mining Company of
                   California

10.22      10      Form of Mining Usufruct Agreement         Incorporated by
                   between the State Treasury of the         Reference (15)
                   Republic of Poland and FX Energy Poland
                   Sp. z o.o. Commercial Partnership, dated
                   October 16, 1997, relating to Sudety
                   Concession blocks 43, 63, 64, 65, with
                   related schedule.

10.23      10      Earn-in, Exploration, and Joint Venture   Incorporated by
                   Agreement between Homestake Mining        Reference (15)
                   Company of California and FX Energy
                   effective December 31, 1997, regarding
                   exploration for precious metals in the
                   Republic of Poland

10.24      10      Agreement between Apache Overseas, Inc.,  This Filing
                   and FX Energy dated effective January 1,
                   1999, pertaining to oil and gas
                   operations in Poland

10.25      10      Agreement on Cooperation in the           This Filing
                   Lachowice Area between POGC, Apache
                   Overseas, Inc., Apache Poland, Sp. Z
                   o.o., FX Energy, Inc., and FX Energy
                   Poland Sp. Z o.o., dated Febrruary 26,
                   1999

10.26      10      Frontier Oil Exploration Company 1995     Incorporated by
                   Stock Option and Award Plan*              Reference(4)

10.27      10      Form of FX Energy, Inc., 1996 Stock       Incorporated by
                   Option and Award Plan*                    Reference(10)

10.28      10      Form of FX Energy, Inc., 1997 Stock       This Filing
                   Option and Award Plan*

10.29      10      Form of FX Energy, Inc., 1998 Stock       This Filing
                   Option and Award Plan*

10.30      10      Employment Agreements between FX Energy   Incorporated by
                   and each of David Pierce and Andrew       Reference(1)
                   Pierce, effective January 1, 1995*

10.31      10      Amendments to Employment Agreements       Incorporated by
                   between FX Energy and each of David       Reference(8)
                   Pierce and Andrew Pierce, effective May
                   30, 1996*

10.32      10      Form of Stock Option with related         Incorporated by
                   schedule (D. Pierce and A. Pierce) *      Reference(1)

10.33      10      Form of Stock Option granted to D.        Incorporated by
                   Pierce and A. Pierce*                     Reference(1)

10.34      10      Form of Non-Qualified Stock Option with   Incorporated by
                   related schedule*                         Reference(4)

10.35      10      Letter Agreement dated effective August   Incorporated by
                   3 , 1995, between Lovejoy Associates,     Reference(4)
                   Inc., and FX Energy re: Financial
                   Consulting Engagement*

10.36      10      Letter Agreement dated effective August   Incorporated by
                   3, 1995, between Lovejoy Associates,      Reference(4)
                   Inc., and FX Energy re: Indemnification

10.37      10      Non-Qualified Stock Option granted to     Incorporated by
                   Thomas B. Lovejoy*                        Reference(4)

10.38      10      Letter Agreement dated effective          Incorporated by
                   December 31, 1997, between FX Energy and  Reference (15)
                   Lovejoy Associates, Inc., re: Extension
                   of Consulting Engagement*

10.39      10      Employment Agreement between FX Energy    Incorporated by
                   and Jerzy B. Maciolek*                    Reference(8)

10.40      10      Addendum to Employment Agreement between  Incorporated by
                   FX Energy and Jerzy B. Maciolek*          Reference (15)

10.41      10      Second Addendum to Employment Agreement   Incorporated by
                   between FX Energy and Jerzy B. Maciolek*  Reference (15)

10.42      10      Employment Agreement between FX Energy    Incorporated by
                   and Scott J. Duncan*                      Reference (15)

10.43      10      Form of Indemnification Agreement         Incorporated by
                   between FX Energy and certain directors, Reference(10) with related schedule*

10.44      10      Form of Option granted to executive       Incorporated by
                   officers and directors, with related      Reference(10)
                   schedule*

10.45      10      Memorandum of Understanding regarding     Incorporated by
                   officer loans (reformed June 19, 1998)    Reference (16)

10.46      10      Limited Recourse Promissory Note of       Incorporated by
                   David N. Pierce in the amount of          Reference (16)
                   $950,954 (reformed June 19, 1998)

10.47      10      Pledge and Security Agreement between FX  Incorporated by
                   Energy, Inc. and David N. Pierce          Reference (16)
                   (reformed June 19, 1998)

10.48      10      Agreement to Hold Collateral between FX   Incorporated by
                   Energy, Inc. and David N. Pierce and      Reference (16)
                   Kruse, Landa & Maycock as agent to hold
                   collateral (reformed June 19, 1998)

10.49      10      Limited Recourse Promissory Note of       Incorporated by
                   Andrew W. Pierce in the amount of         Reference (16)
                   $769,924 (reformed June 19, 1998)

10.50      10      Pledge and Security Agreement between FX  Incorporated by
                   Energy, Inc. and Andrew W. Pierce         Reference (16)
                   (reformed June 19, 1998)

10.51      10      Agreement to Hold Collateral between FX   Incorporated by
                   Energy, Inc. and Andrew W. Pierce and     Reference (16)
                   Kruse, Landa & Maycock as agent to hold
                   collateral (reformed June 19, 1998)


Item 21      Subsidiaries of the Registrant
----------------------------------------------------------
21.1              Schedule of Subsidiaries                  Incorporated by
                                                             Reference (15)

Item 23      Consents of Experts and Counsel
----------------------------------------------------------
23.1       23     Consent of PricewaterhouseCoopers LLP,    This Filing
                   independent accountants

23.2       23     Consent of Larry D. Krause, Petroleum     This Filing
                   Engineer

     Item 27      Financial Data Schedule
----------------------------------------------------------
27.1       27     Financial Data Schedule                   This Filing


 * Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit.
(1) Incorporated by reference from the registration statement on Form SB-2, SEC File No. 33-88354-D.
(2) Incorporated by reference from the report on Form 8-K dated August 16, 1995.
(3 Incorporated by reference from the report on Form 8-K dated August 22, 1995.
(4) Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 1995.
(5) Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 1995.
(6)  Incorporated by reference from the reports on Form 8-K dated May 3, 1996.
(7)  Incorporated by reference from the report on Form 8-K dated May 21, 1996.
(8) Incorporated by reference from the registration statement on Form S-1, SEC File No.333-05583.
(9) Incorporated by reference from the report on Form 8-K dated October 1, 1996.
(10) Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 1996.
(11) Incorporated by reference from the proxy statement respecting the 1997 annual meeting of shareholders.
(12) Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended September 30, 1997.
(13) Incorporated by reference from the report on Form 8-K dated August 6, 1997.
(14) Incorporated by reference from the report on Form 8-K dated April 4, 1997.
(15) Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 1997.
(16) Incorporated by reference from the annual report on Form 10-Q for the quarter ended March 31,1998, as amended on Form 10-Q/A filed July 15, 1998.
(17) Incorporated by reference from the report on Form 8-K dated March 23, 1998.
(18) Incorporated by reference from the report on Form 8-K dated April 20, 1998.
(19) Incorporated by reference from the report on Form 8-K dated June 2, 1998.


(b)  REPORTS ON FORM 8-K.

     During the quarter ended December 31, 1998, FX Energy did not file any reports on Form 8-K.



                                   SIGNATURES


     In accordance with section 13 or    15(d) of the Exchange Act, the
registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 3, 1999.                   FX ENERGY, INC.
                                          (Registrant)


                                          By /s/  David N. Pierce, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  March 3, 1999




/s/ David N. Pierce, Director
and President
(Principal Executive and
Financial Officer)


/s/ Andrew W. Pierce, Director,
Vice President (Principal
Operations Officer)


/s/ Scott J. Duncan, Director,
Vice President Investor
Relations and Secretary


/s/ Dennis L. Tatum, Vice
President and Treasurer
(Principal Accounting Officer)


/s/ Jerzy B. Maciolek, Vice
President International
Exploration and Director


/s/ Thomas B. Lovejoy, Director


/s/ Peter L. Raven, Director


/s/ Jay W. Decker, Director

                       Report of Independent Accountants






To the Stockholders and Board of Directors of FX Energy, Inc., and Subsidiaries:






In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, and stockholders' equity present fairly, in all material respects, the consolidated financial position of FX Energy, Inc., and Subsidiaries (the "Company") as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Salt Lake City, Utah
February 26, 1999

                       FX ENERGY, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1998 and 1997


                                                   1998          1997
                                               ------------  ------------
ASSETS

Current assets:
 Cash and cash equivalents                     $1,811,780    $4,511,919
 Investment in marketable debt securities       2,929,914     3,940,582
 Receivables:
   Accrued oil sales                               95,064       200,414
   Joint interest and other receivables           240,102       587,473
   Interest receivable                             86,258        43,561
 Inventory                                         68,327        67,382
 Other current assets                              66,053        87,013
                                               ------------  ------------
    Total current assets                        5,297,498     9,438,344

Property and equipment, at cost:
 Oil and gas properties (successful efforts
 method):
   Proved                                       1,605,279     7,358,552
   Unproved                                     1,178,408     1,169,521
 Other property and equipment                   2,494,688     2,253,750
                                               ------------  ------------
                                                5,278,375     10,781,823
 Less accumulated depreciation, depletion and
  amortization                                 (2,679,441)    (2,021,175)
                                               ------------  ------------
    Net property and equipment                  2,598,934      8,760,648
                                               ------------  ------------

Other assets:
 Certificates of deposit                          356,500        356,500
                                               ------------  ------------
    Total other assets                            356,500        356,500
                                               ------------  ------------

Total assets                                   $8,252,932    $18,555,492
                                               ------------  ------------
                                               ------------  ------------


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

 Accounts payable                              $  420,906   $    654,809
 Accrued liabilities                              911,950        289,139
                                               ------------  ------------
   Total current liabilities                    1,332,856        943,948


Commitments (Notes 2 and 11)


Stockholders' equity:

 Preferred stock, $.001 par value, 5,000,000
  shares authorized; 1998 and 1997: no shares
  outstanding                                          --             --

 Common stock, $.001 par value, 30,000,000
  shares authorized; 1998: 13,054,503 shares
  issued and outstanding; 1997: 12,661,881
  shares issued and outstanding                    13,055         12,662
 Notes receivable from officers                (1,304,527)           --
 Additional paid-in capital                    31,112,861     30,377,852
 Accumulated deficit                          (22,901,313)   (12,778,970)
                                              ------------   ------------

   Total stockholders' equity                   6,920,076     17,611,544
                                               ------------  ------------

 Total liabilities and stockholders' equity    $8,252,932    $18,555,492
                                               ------------  ------------
                                               ------------  ------------



  The accompanying notes are an integral part of these consolidated financial statements

                       FX ENERGY, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1998, 1997 and 1996


                                          1998           1997          1996
                                      ------------   ------------  -----------
Revenues:
  Oil sales                           $ 1,123,511    $ 2,040,233   $2,345,634
  Drilling revenue                        322,769        496,158       75,472
  Gain on sale of property interests      466,891        272,234           --
                                      ------------   ------------  -----------
   Total revenues                       1,913,171      2,808,625    2,421,106
                                      ------------   ------------  -----------

Operating costs and expenses:
  Lease operating costs                   966,732      1,094,043    1,059,441
  Production taxes                         79,602        145,372      166,090
  Geological and geophysical costs      2,109,375      1,683,753    2,271,208
  Exploratory dry hole costs               17,422      3,478,456      155,279
  Impairments                           5,885,042        152,105    1,289,610
  Drilling costs                          240,061        328,820      154,178
  Depreciation, depletion and             671,277        634,559      557,910
  amortization
  General and administrative            2,572,212      2,565,690    1,714,625
                                      ------------   ------------  -----------
   Total operating costs and expenses  12,541,723     10,082,798    7,368,341
                                      ------------   ------------  -----------

Operating loss                        (10,628,552)    (7,274,173)  (4,947,235)
                                      ------------   ------------  -----------
Other income (expense):
  Interest and other income               506,209        661,665      370,421
  Interest expense                             --        (83,273)    (332,882)
                                      ------------   ------------  -----------
   Total other income (expense)           506,209        578,392       37,539
                                      ------------   ------------  -----------

Net loss before extraordinary gain    (10,122,343)    (6,695,781)  (4,909,696)

Extraordinary gain (Note 2)                    --      3,076,242           --
                                      ------------   ------------  -----------
Net loss                             $(10,122,343)   $(3,619,539) $(4,909,696)
                                      ------------   ------------  -----------
                                      ------------   ------------  -----------


Basic and diluted net loss per share
  Net loss before extraordinary gain  $      (0.78)  $     (0.53)  $    (0.49)
  Extraordinary gain                            --          0.24           --
                                      ------------   ------------  -----------
  Net Loss                            $      (0.78)  $     (0.29)  $    (0.49)
                                      ------------   ------------  -----------
                                      ------------   ------------  -----------

Basic and diluted weighted average
number of shares outstanding           12,978,900     12,596,977   10,018,337
                                      ------------   ------------  -----------
                                      ------------   ------------  -----------





  The accompanying notes are an integral part of these consolidated financial statements

                       FX ENERGY, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997 and 1996

                                             1998            1997          1996
                                         -------------   ------------ -------------

Cash flows from operating activities:
 Net loss                                $(10,122,343)   $(3,619,539)  $(4,909,696)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
  Extraordinary gain                               --     (3,076,242)           --
  Depreciation, depletion and
  amortization                                671,277        634,559       557,910
  Impairments                               5,885,042         28,515     1,289,610
  Gain on sale of property interests         (466,891)      (272,234)           --
  Exploratory dry hole costs                     --          210,205            --
  Common stock and options issued for
  services                                    119,375         70,625       147,750
  Interest income from officer loans          (64,170)            --            --
  Increase (decrease) from changes in:
   Receivables                                260,024       (147,678)     (132,606)
   Inventory                                     (945)       (47,166)       (4,265)
   Other current assets                        20,960        (19,530)      (32,948)
   Accounts payable and accrued
   liabilities                                588,908        357,752      (567,173)
                                         -------------   ------------ -------------
    Net cash used in operating
    activities                             (3,108,763)    (5,880,733)   (3,651,418)
                                         -------------   ------------ -------------

Cash flows from investing activities:
 Additions to oil and gas properties         (179,765)    (1,136,935)   (1,198,431)
 Additions to other property and equipment   (260,877)      (394,291)     (258,769)
 Net change in other assets                        --         25,000      (164,100)
 Proceeds from sale of property interests     506,000        340,152       100,000
 Proceeds from sale of equipment                6,928         13,051         9,700
 Employee advances                                 --        (15,000)           --
 Purchase of marketable debt securities    (6,578,332)    (3,940,582)   (6,278,595)
 Proceeds from maturities of marketable
  debt securities                           7,589,000      5,476,574       784,757
                                         -------------   ------------ -------------
    Net cash provided by (used in)
     investing activities                   1,082,954        367,969    (7,005,438)
                                         -------------   ------------ -------------
                                         -------------   ------------ -------------

Cash flows from financing activities:
 Proceeds from long-term debt                      --      1,575,992     1,518,179
 Repayment of long-term debt                       --            --     (3,702,142)
 Loans to officers                           (840,357)      (150,000)           --
 Proceeds from issuance of common stock,
  options and warrants, net of offering
  costs                                       166,027        252,777    20,443,012
                                         -------------   ------------ -------------
    Net cash provided by (used in)
    financing activities                     (674,330)     1,678,769    18,259,049
                                         -------------   ------------ -------------

Increase (decrease) in cash                (2,700,139)    (3,833,995)    7,602,193
Cash and cash equivalents at beginning
of year                                     4,511,919      8,345,914       743,721
                                         -------------   ------------ -------------
Cash and cash equivalents at end of year   $1,811,780     $4,511,919    $8,345,914
                                         -------------   ------------ -------------
                                         -------------   ------------ -------------




  The accompanying notes are an integral part of these consolidated financial statements




                       FX ENERGY, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              for the years ended December 31, 1998, 1997 and 1996

                                     Preferred Stock     Common Stock
                                     ---------------    ---------------                     Officers'
                                                                                              Notes
                                                 Par                 Par        Paid-in       Receiv-     Accumulated
                                       Shares   Value     Shares    Value       Capital        able         Deficit
                                     ---------- ------  ---------- --------  -------------  ------------  ---------------

Balance at January 1, 1996             137,500    $138   7,898,995   $7,899     $9,466,127     $     --      (4,249,735)
Common stock issuedfor cash, net of
 offering costs of $2,028,547               --      --   3,978,504    3,978     19,612,154           --              --
Exercise of warrants  and options           --      --     419,004      419        826,461           --              --
Conversion of preferred stock
  into common stock                   (137,500)   (138)    137,500      138             --           --              --
Common stock issued for services            --      --      57,451       57        147,693           --              --
Common stock issued for oil and gas
 properties                                 --      --       1,093        1          2,185           --              --
Net loss                                    --      --          --       --             --           --      (4,909,696)
                                     ---------- ------  ---------- --------  -------------  ------------  ---------------
Balance at December 31, 1996                --      --  12,492,547   12,492     30,054,620           --      (9,159,431)
Exercise of warrants and options            --      --     159,334      160        252,617           --              --
Common stock issued for services            --      --      10,000       10         70,615           --              --
Net loss                                    --      --          --       --             --           --      (3,619,539)
                                     ---------- ------  ---------- --------  -------------  ------------  ---------------
Balance at December 31, 1997                --      --  12,661,881   12,662     30,377,852           --     (12,778,970)
Exercise of warrants and options            --      --     382,622      383        615,644           --              --
Common stock issued for services            --      --      10,000       10        119,365           --              --
Officers' notes receivable                  --      --          --       --             --   (1,304,527)             --
Net loss                                    --      --          --       --             --           --     (10,122,343)
                                     ---------- ------  ---------- --------  -------------  ------------  ---------------
Balance at December 31, 1998                --    $ --  13,054,503  $13,055   $ 31,112,861  $(1,304,527)   $(22,901,313)
                                     ---------- ------  ---------- --------  -------------  ------------  ---------------
                                     ---------- ------  ---------- --------  -------------  ------------  ---------------


  The accompanying notes are an integral part of these consolidated financial statements

                       FX ENERGY, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies:

     Organization

     FX Energy, Inc., a Nevada corporation and its subsidiaries (collectively hereinafter referred to as the "Company") operate in the oil, gas and mining industries in Poland and the oil and gas industry in the United States. In Poland, the Company explores for oil, gas and gold and is engaged in oil and gas development and acquisition activities. In the United States, the Company is engaged in producing, exploring and developing oil and gas properties and operates a drilling and well servicing company.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and the Company's undivided interests in Poland. All significant inter-company accounts and transactions have been eliminated in consolidation. At December 31, 1998, the Company owned 100% of the voting common stock or other equity securities of its subsidiaries.

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

     An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the related fair value determined on a property by property basis. (see Note 14)

     Gains and losses are recognized on sales of entire interests in proved and unproved properties. Sales of partial interests are generally treated as a recovery of costs.

     Other Property and Equipment

     Other property and equipment, including drilling and well servicing
     equipment, are stated at cost.   Depreciation of other property and
     equipment is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 40 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating costs and expensed as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of other property and equipment sold, or otherwise disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in current operations.

     Other property and equipment (gross) is summarized as follows:

                                                                     Estimated
                                                  December 31,       Useful Life
                                              --------------------
                                                1998       1997       (in years)
                                              ---------  ---------  ------------
       Other property and equipment:                (In thousands)
        equipment:
       Drilling and well servicing equipment   $ 1,771    $ 1,628        6
        equipment
       Trucks                                      188        175        5
       Building                                     80         80       40
       Office equipment                            456        371     3 to 6
                                               --------   --------
            Total                              $ 2,495    $ 2,254
                                               --------   --------
                                               --------   --------

     Concentration of Credit Risk

     The majority of the Company's receivables are within the oil and gas or mining industries, primarily from the purchasers of its oil (see Note 12) and its industry partners. The receivables are not collateralized. To date, the Company has experienced minimal bad debts. The majority of the Company's cash and cash equivalents is held by three financial institutions in Utah, Montana and New York.

     Cash Equivalents and Statement of Cash Flows

     The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Non-cash transactions not reflected in the consolidated statements of cash flows include the following:

                                                   Years Ended December 31,
                                                 ----------------------------
                                                   1998     1997       1996
                                                 -------- --------  ---------
      Non-cash transactions:                            (In thousands)
      Bonus applied to stock option exercise by
        officers                                 $  200   $    --   $    --
      officers
      Notes receivable from officers due to
       stock option exercise                        250        --        --
      Conversion of the Company's preferred
       stock into common stock                       --        --       138
      Additions to oil and gas properties
       financed with trade accounts payable          --        --        23
      Additions to other property and equipment
       financed with long-term leases                --        --        18
      Additions to oil and gas properties from
       the issuance of common stock                  --        --         2


      Supplemental disclosure of cash flow
         information:
      Cash paid during the year for:
          Interest                               $   --   $  534    $   239
          Taxes                                      --       --         --



     Income Taxes

     Deferred income taxes are provided for the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Such difference will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively.

     Reclassifications

     Certain balances in the 1997 and 1996 financial statements have been reclassified to conform to the current year presentation. These changes had no effect on total assets, total liabilities, stockholders' equity or net loss.

     Foreign Operations

     The Company's investments and operations in Poland are comprised of U.S. Dollar expenditures.

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

     Net Loss Per Share

     Basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net loss by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants and convertible preferred stock. Options and warrants to purchase 3,684,239 shares of common stock at prices ranging from $1.65 to $10.25 per share were outstanding at December 31, 1998. Options and warrants to purchase 3,707,694 and 3,164,028 shares of common stock at prices ranging from $1.10 to $10.25 per share were outstanding at December 31, 1997 and 1996, respectively. No options or warrants were included in the computation of diluted earnings per share for the years ended December 31, 1998, 1997 or 1996 because the effect would have been antidilutive.

2.   Investment in Poland:

     Poland Oil and Gas Exploration Agreements - General

     The Company has five oil and gas exploration project areas in Poland:
     Lublin, Carpathian, Pomeranian Warsaw West and the Baltic. All five project areas contain acreage under which the Company and/or Apache Corporation ("Apache") have entered into exploration agreements ("usufructs") with the government of Poland (the "Concession" acreage) with a six year exploration term coupled with 30 year exploitation rights for any commercial hydrocarbon discoveries. The Lublin, Carpathian and Pomeranian project areas also contain acreage controlled by the Polish Oil and Gas Company ("POGC"), for which the Company and Apache have the right to participate with POGC in exploring for hydrocarbons (the "Option" acreage). The Option acreage includes existing POGC Concessions and areas the Polish government has reserved exclusively for POGC.

     The Company has entered into various agreements regarding its exploration and development activities in Poland. A brief summary of several of the agreements follows:

     FX Energy and Apache AMI

     On January 29, 1999, the Company and Apache created an Area of Mutual Interest ("AMI") covering the entire country of Poland, except for the Company's Baltic Project Area. The AMI is effective January 1, 1999 for a period of two years. Under terms of the AMI, the Company and Apache must offer each other an equal fifty-percent interest in any new exploration, production, acquisition or other project activities conducted within Poland. (see Note 16)

     As a result of various agreements signed with Apache during 1997, 1998 and through February 26, 1999, Apache agreed to earn a fifty-percent interest in the Lublin and Carpathian project areas by paying the Company $950,000 in cash and committing to pay the Company's pro-rata share of costs for:
     (1) drilling and completing seven exploratory wells in the Lublin Project Area and drilling (excluding completion costs) three wells in the Carpathian Project Area; (2) acquiring a minimum of 1,650 kilometers of 2D seismic in the Lublin Project Area and acquiring a minimum of 350 kilometers of 2D seismic in the Carpathian Project Area; (3) all Concession, usufruct and training fees during the first three years of the six year exploration period in the Lublin and Carpathian project areas; and, (4) all of Apache's Polish general and administrative costs through 1999 in all project areas. In the Pomeranian and Warsaw West project areas, the Company and Apache are equal fifty-percent partners. Apache does not own an interest in Baltic Project Area. Apache is the operator of all jointly owned project areas. (see Note 16)

     On February 16, 1999, the Company announced the Czernic 277-2 and the Poniatowa 317-1, the first two of seven exploratory wells to be drilled on the Company's Lublin Project Area under the Apache Exploration Program, were determined to be exploratory dry holes. Apache covered all of the Company's pro-rata working interest share of costs for both wells, including 33.33% for the Czernic 277-2 and 47.5% for the Poniatowa 317-1. (see Note 16)

     Option Agreements between the Company, Apache and POGC

     As a result of various agreements between the Company, Apache and POGC signed during 1997, 1998 and through February 26, 1999, the Company and Apache's working interest in the Lublin, Carpathian and Pomeranian project areas is subject to being reduced by POGC's option to participate for up to a one-third working interest on a block by block basis in each respective project area. In turn, the Company and Apache each have an independent reciprocal right to participate in the exploration of the POGC controlled areas in each of the respective project areas with up to a one-third working interest each. Should POGC elect to participate in any of the Company's Concessions, the Company's and Apache's interest will be reduced in equal proportions. The Company does not have any option agreements with POGC covering the Warsaw West or Baltic project areas. (see Note 16)

     Lachowice Field Development with Apache and POGC

     On February 26, 1999 the Company and Apache entered into an agreement with POGC whereby the Company and Apache will each earn a one-third interest in POGC's Lachowice Field, which is located within the Company's Carpathian Project Area. Under terms of the agreement, the Company and Apache will pay all of the following costs in order to earn a one-third interest each in the project: (1) recomplete up to three shut-in gas wells; (2) drill three additional wells; and, (3) construct gathering and processing facilities. All costs and net revenues thereafter, including additional development drilling and lease operating costs, will be shared one-third each by the Company, Apache and POGC. Apache will be the operator of the Lachowice Field. (see Note 16)

     Baltic Project Area

     On May 3, 1996, the Company entered into a agreement with RWE-DEA Aktiengesellschaft fur Mineraloel und Chemie, Hamburg, Germany ("RWE-DEA") to jointly explore the Baltic Project Area. Under terms of the Agreement, RWE-DEA had the right to earn a fifty-percent interest in the Baltic Project Area by paying the Company $250,000 in cash, paying the first $1,100,000 for a 2D seismic survey, the first $1,000,000 of cost relating to the initial exploratory well to be drilled at a location to be designated by RWE-DEA and fifty-percent of the cost relating to the second exploratory well at a location designated by the Company. Polish government approval was required to approve RWE-DEA's participation in the Baltic Project Area by purchasing fifty-percent of Warmia Petroleum Company, Sp z o.o. ("Warmia"), a wholly owned subsidiary of the Company which holds the Baltic Project Area. The Company obtained a $2.5 million Irrevocable Standby Letter of Credit whereby the Company agreed to refund RWE-DEA all advanced funds should the Polish government disapprove RWE-DEA's purchase of fifty-percent of Warmia. The Irrevocable Standby Letter of Credit expired on January 31, 1997 and the Polish government approved RWE-DEA's purchase of fifty-percent of Warmia in June 1997. RWE-DEA had advanced Warmia $3,076,000 through June 30, 1997 to fund exploration activity on the Baltic Project Area which the Company had recorded as a long-term note payable.

     Prior to drilling the second well on the Baltic Project Area, RWE-DEA had advanced the Company all funds required to date under the Agreement, including funding the first $1,000,000 of costs relating to the Orneta #1, the initial exploratory well drilled on the Baltic Project Area which was plugged and abandoned as a dry hole in April 1997 at a gross cost of $1,834,000. On June 30, 1997, RWE-DEA elected to not fund its fifty-percent share of the Gladysze #1-A, the second exploratory well drilled on the Baltic Project Area, which resulted in the termination of RWE-DEA's right to earn a fifty-percent interest in the Baltic Project Area.
     The Gladysze #1-A was drilled without RWE-DEA as a participant and was subsequently plugged and abandoned as a dry hole in September 1997 at a gross cost of $1,262,000. Upon termination of RWE-DEA's right to earn a fifty-percent interest in the Baltic Project Area, the Company eliminated its long-term notes payable relating to RWE-DEA and recognized an extraordinary gain of $3,076,000.

     At December 31, 1998, the Company had approximately $461,000 of capitalized leasehold costs related to the Baltic Project Area. The Company is currently seeking a strategic partner to participate in further exploration of the Baltic Project Area.

     Gold Exploration - Sudety Project Area

     On December 30, 1997, Homestake Mining Company ("Homestake") and the Company signed an agreement to jointly explore for gold on the Company's
     gold Concessions in Poland.   Under terms of the agreement, Homestake has
     the right to earn at least a seventy-five percent interest in the Sudety Project Area by paying the Company $212,000 in cash and funding all future exploration costs. Homestake also agreed to spend at least $500,000 per year with a minimum commitment of $1,100,000 during the initial two year period. In the event Homestake elects to construct one or more mines, the Company may elect to retain a six percent net smelter return royalty, or a
     7.5 percent net proceeds interest, both at no cost to the Company, or to retain a twenty-five percent interest by reimbursing Homestake certain costs according to a predetermined formula. The Company may make such elections on a mine by mine basis.

     Homestake has fulfilled its minimum work and spending requirements under its agreement with the Company for 1998.

3.   Performance Bond Deposits:

     As of December 31, 1998, the Company had a replacement bond to a federal agency in the amount of $463,000 which was collateralized by a certificate of deposit in the amount of $231,500 and $125,000 in certificates of deposit covering performance bonds in various states. During 1997, the state of Wyoming relinquished a $25,000 bond which terminated the Company's bonding requirement in the state.

4.   Investment in Marketable Debt Securities:

     The Company follows the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company has classified all of its marketable debt securities as held-to-maturity because the Company has both the intent and ability to hold these investments until they mature. At December 31, 1998, the Company's held-to-maturity securities consisted of corporate bonds with remaining contractual maturities of less than twelve months and the carrying amount of these investments approximated market value.

5.   Accrued Liabilities:

     The Company's accrued liabilities as of December 31, 1998 and 1997 are composed of the following:

                                   As of December 31,
                                   -------------------
                                     1998        1997
                                   --------    -------
                                     (In thousands)
        Compensation costs            699         200
        Seismic costs                 131          --
        Other costs                    82          89
                                   --------   -------
            Total                     912         289
                                   --------   -------
                                   --------   -------


6.   Long-term Debt:

     In August 1996, the Company repaid the outstanding debt incurred in the 1994 purchase of assets by two of the Company's wholly owned subsidiaries, FX Producing and FX Drilling. In May 1997, the Company amended its bank credit facility whereby a borrowing base of $3,000,000 was established, subject to being reduced by $25,000 per month effective June 1, 1997. The Company did not utilize the credit facility and subsequently terminated the credit facility during the year ended December 31, 1998.

7.   Income Taxes:

     The Company recognized no income tax benefit from the losses generated during the years ended December 31, 1998, 1997 and 1996.

     The components of the net deferred tax asset as of December 31, 1998 and 1997 are as follows:

                                                        December 31,
                                                     ------------------
                                                       1998      1997
                                                     --------  --------
                                                       (In thousands)
        Deferred tax liability:
          Property and equipment basis differences   $  (962)  $   (940)
        Deferred tax asset:
          Net operating loss carryforwards             9,437      6,993
          Impairment of oil and gas properties         2,196         --
          Other                                           14         78
          Valuation allowance                        (10,685)    (6,131)
                                                     --------  --------
        Net deferred tax asset                       $    --    $    --
                                                     --------  --------
                                                     --------  --------


     The change in the valuation allowance during the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                     December 31,
                                            -----------------------------
                                              1998       1997      1996
                                            ---------  --------  --------
                                                   (In thousands)
        Balance, beginning of year          $ (6,131)  $ (3,868) $ (1,526)
        Increase due to property and
         equipment basis differences              22         24       397
        Increase due to impairment of oil
         and gas  properties                  (2,196)        --        --
        Decrease (increase) due to
         investment in Warmia                     --        661      (661)
        Increase due to net operating loss    (2,444)    (2,876)   (2,072)
        Other                                     64        (72)       (6)
                                            ---------  --------  --------
        Balance, end of year                $(10,685)  $ (6,131) $ (3,868)
                                            ---------  --------  --------
                                            ---------  --------  --------

     SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and expansion of the Company's oil and gas producing activities. The risks associated with that growth requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided.

     At December 31, 1998, the Company had net operating loss ("NOL") carryforwards of approximately $25,301,000 available to offset future taxable income, of which approximately $18,749,000 expires from 2008 through 2012 and $6,552,000 expires in 2018. The utilization of these carryforwards against future taxable income may become subject to an annual limitation if there is a change in ownership. $6,164,000 of the NOL carryforward relates to tax deductions resulting from the exercise of stock options during 1998, 1997 and 1996. The tax benefit from adjusting the valuation allowance related to this portion of the NOL carryforward will be credited to additional paid-in capital.

8.   Related Party Transactions:

     As of December 31, 1997, the Company had outstanding advances to an officer of the Company totaling $150,000. This amount was reflected in joint interest and other receivables at December 31, 1997.

     During February 1998, the Company advanced an additional $50,000 to the
     officer, bringing the total of such advances to $200,000.   The advances
     were originally evidenced by a note payable to the Company with interest at 7.7% payable on or before December 31, 1998.

     On February 17, 1998, two of the Company's officers exercised options that were to expire on May 6, 1998, to purchase 150,000 shares each of the Company's common stock at a price of $1.50 per share. The officers paid for the cost of their option exercise by utilizing a $100,000 bonus awarded to each of the officers in 1997 and signing a full recourse note payable to the Company for $125,000 each originally due, with interest at 7.7%, by December 31, 1998. The closing price of the Company's common stock was $7.375 per share on February 17, 1998. The foregoing option exercises resulted in taxable income at ordinary rates to each executive of $881,250, the amount by which the market price of the stock as of the date of exercise exceeded the exercise price for the 150,000 shares purchased, notwithstanding the fact that the transaction generated no cash with which the executives could pay such taxes. In order to assist such executives in meeting their income tax and other obligations so that they would not be required to raise funds through the premature sale of the Company's common stock in the trading market before the opportunity for the Company to realize results from currently planned exploratory drilling, the disinterested directors unanimously approved interim loans to such individuals to assist them in meeting their short-term obligations.

     On April 10, 1998, in consideration of the agreement of the two officers not to sell the Company's common stock in market transactions, the Company agreed to $1,270,000 in additional advances to such officers through April 15, 1999. The total advance commitment to such officers by the Company under the new agreement, including prior loan amounts, is $1,720,000. All amounts due from such officers, including amounts for the exercise of options and prior advances discussed above, are now repayable, with interest at 7.7% from the date of the separate advances, in cash or by the delivery of the Company's common stock, by December 31, 1999. The loans are evidenced by limited recourse promissory notes. The repayment of $125,000 under each loan, the amount of the balance of the exercise price of the options, is a full recourse obligation under the note. To the extent of all amounts in excess of $125,000 in principal and interest, the notes are non-recourse and are collateralized by shares of the Company's common stock valued at $7.375 per share, which equals the amount of the loans. Both of the officers agreed to not sell any of the Company's common stock until the announcement of the results of either the first two exploratory wells in Poland or the first commercially successful well in Poland, whichever occurs later, or December 31, 1998. Thereafter, the Company may demand payment of the obligations on 45 days' written notice, in which case the officers may elect to repay the obligation by paying cash or tendering the shares of the Company's common stock pledged as security or other shares with a current market value equal to the amount due.
     The loans may be prepaid by the executives at any time and any payments shall be first applied against the full recourse obligations of the loan. As of December 31, 1998, notes receivable from officers, including interest, was $1,304,527, which is classified as a component of stockholders' equity in the Consolidated Balance Sheets.

9.   Common Stock Issuable, Stock Options and Warrants:

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

     Stock Options

     On August 31, 1995, the Company adopted the 1995 Stock Option and Award Plan (the "95 Plan"). The 95 Plan replaced the 1994 Employee Incentive Plan under which no options were issued. The 95 Plan was approved by the stockholders of the Company at the 1996 annual meeting. A maximum of 500,000 shares, subject to adjustment for certain events of dilution, is available for grant under the 95 Plan. As of December 31, 1998, 497,500 shares had been granted under the 95 Plan.

     On November 5, 1996, the board of directors approved adoption of the 1996 Stock Option and Award Plan (the "96 Plan"), which was approved by the Company's stockholders at the 1997 annual meeting. A maximum of 500,000 shares, subject to adjustment for certain events of dilution, is available for grant under the 96 Plan. As of December 31, 1998, 402,167 shares had been granted under the 96 Plan.

     On December 1, 1997, the board of directors approved adoption of the 1997 Stock Option and Award Plan (the "97 Plan"), which was approved by the Company's stockholders at the 1998 annual meeting. A maximum of 500,000 shares, subject to adjustment for certain events of dilution, is available for grant under the 97 Plan. As of December 31, 1998, 486,000 shares had been granted under the 97 Plan.

     On December 1, 1998, the board of directors approved adoption of the 1998 Stock Option and Award Plan (the "98 Plan"), which will be submitted to the Company's stockholders for approval at the 1999 annual meeting. A maximum of 500,000 shares, subject to adjustment for certain events of dilution, is available for grant under the 98 Plan. On adopting the 98 Plan, the board of directors approved the grant of options to purchase an aggregate of 158,000 shares.

     The 95 Plan, 96 Plan, 97 Plan and 98 Plan (the "Plans") are each administered by a committee (the "Committee") consisting of the board of directors or a committee thereof. At its discretion, the Committee may grant stock options to any employee, including officers, in the form of incentive stock options ("ISOs"), as defined in the Internal Revenue Code, or options which do not qualify as ISOs or stock awards. In addition to the options granted under the Plans, the Company also issues non-qualified options outside the Plans. Options granted under these Plans have terms ranging from five to seven years and vest over periods ranging from the date of grant to three years.

     As of December 31, 1998, the Company had options outstanding under the Plans as well as from other individual grants. The Company applies APB Opinion No. 25 and related interpretations in accounting for options granted under the Plans and for other option agreements. Had compensation cost for the Company's options been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                           Years Ended December 31,
                                   ----------------------------------------
                                       1998          1997          1996
                                   ------------  ------------  ------------
                                   (In thousands, except per share amounts)
      Net Loss:
           As Reported             $ (10,122)    $  (3,620)    $  (4,910)
           Pro Forma                 (11,680)       (5,991)       (7,614)

      Basic and Diluted Net Loss
      Per Share:
           As Reported             $   (0.78)    $   (0.29)    $   (0.49)
           Pro Forma                   (0.90)        (0.48)        (0.76)

     The effects of applying SFAS No. 123 are not necessarily representative of the effects on the reported net income or loss for future years.

     The fair value of each option granted during 1998, 1997 and 1996 is
     estimated on the date of grant using the     Black-Scholes option pricing
     model. The following weighted-average assumptions were utilized for the Black-Scholes valuation: (1) expected volatility of 76.2%, 80.4% and 108.3% for 1998, 1997 and 1996, respectively; (2) expected lives ranging from four to seven years; (3) risk-free interest rates at the date of grant ranging from 4.44% to 6.43%; and, (4) dividend yield of zero for each year.


     The following table summarizes fixed option activity for the years ended December 31, 1998, 1997 and 1996:

                                            December 31,
                   -------------------------------------------------------------
                           1998                1997                 1996
                   ------------------- -------------------- --------------------
                              Weighted             Weighted             Weighted
                              Average              Average              Avgerage
                              Exercise             Exercise             Exercise
                     Shares   Price      Shares    Price     Shares     Price
                   ---------- -------- ----------  -------- ----------  --------
Fixed Options:
 Outstanding at
 beginning of year 3,357,500   $4.473  2,732,834   $3.710   2,595,000    $2.541
Granted              480,000    8.875    725,500    7.203     508,834     8.467
Exercised           (303,000)   1.500    (78,334)   1.698    (369,000)    2.008
Canceled            (120,833)   8.400    (22,500)   9.486      (2,000)    1.500
                   ---------- -------- ----------  -------- ----------  --------
Outstanding at end
 of year           3,413,667   $6.590  3,357,500   $4.473   2,732,834    $3.710
                   ---------- -------- ----------  -------- ----------  --------
                   ---------- -------- ----------  -------- ----------  --------
Options exercisable
 at year-end       2,329,012   $6.970  2,242,000   $3.878  1,799,084     $3.315
                   ---------- -------- ----------  -------- ----------  --------
                   ---------- -------- ----------  -------- ----------  --------

Weighted-average
 fair value of
 options granted
 during the year      $3.930             $4.458               $7.451



  The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                        Options Outstanding            Options Exercisable
                -----------------------------------   ----------------------
                                Weighted
                                Average
                               Remaining   Weighted                Weighted
                  Number      Contractual   Average      Number     Average
   Exercise     Outstanding      Life      Exercise   Exercisable  Exercise
    Prices      at 12/31/98   (in years)     Price    at 12/31/98    Price
--------------  -----------  ------------  ---------  ------------ --------
   $ 1.500         178,000        1.668    $ 1.500      178,000    $ 1.500
     3.000       1,700,000        3.531      3.000    1,500,000      3.000
  5.750 - 7.250    537,000        5.869      6.665      183,011      6.653
  8.250 - 8.875    992,667        6.092      8.690      466,001      8.839
    10.250           6,000        6.129     10.250        2,000     10.250
                -----------                          -------------
    Total        3,413,667        5.787    $ 5.180    2,329,012    $ 6.970
                -----------                          -------------
                -----------                          -------------

      Warrants

     The following table summarizes changes in outstanding warrants during the years ended December 31, 1998, 1997 and 1996:

                                              Shares         Price Range
                                         ------------------- -------------
     Warrants:
     Outstanding at January 1, 1996      331,198              $1.10 - 3.00
     Exercisable at January 1, 1996                 331,198    1.10 - 3.00
                                                   ---------
                                                   ---------
     Warrants granted as commission to
      brokers; expiring August 6, 2001   150,000                   6.90
     Warrants exercised during 1996      (50,004)              1.10 - 3.00
                                        ----------
     Outstanding at December 31, 1996    431,194               1.10 - 6.90
     Exercisable at December 31, 1996               281,194    1.10 - 3.00
                                                   ---------
                                                   ---------
     Warrants exercised during 1997      (81,000)              1.10 - 2.60
                                        ----------
     Outstanding at December 31, 1997    350,194               1.10 - 6.90
     Exercisable at December 31, 1997               350,194    1.10 - 6.90
                                                   ---------
                                                   ---------
     Warrants exercised during 1998      (79,622)              1.10 - 2.60
                                        ----------
     Outstanding at December 31, 1998    270,572               1.65 - 6.90
                                        ----------
                                        ----------
                                                   ---------
     Exercisable at December 31, 1998               270,572   $1.65 - 6.90
                                                   ---------
                                                   ---------

10.  Issuance of Preferred Stock:

     The Company is authorized to issue up to 5,000,000 shares of preferred stock.

     In 1993 and 1994, the Company issued a total of 1,500,000 shares of preferred stock in a private placement at $1.00 per share. Each share of preferred stock was convertible into one share of common stock and had a liquidation preference equal to $1.00 per share. During the year ended December 31, 1995, 1,362,500 preferred shares were converted into the same number of common shares resulting in 137,500 preferred shares of stock outstanding at December 31, 1995. During the year ended December 31, 1996, the 137,500 preferred shares were converted into the same number of common shares resulting in no preferred shares of stock outstanding at December 31, 1996, 1997 or 1998.

11.  Commitments:

     Employment Agreements

     Effective January 1, 1995, the Company entered into three-year employment agreements with David N. Pierce and Andrew W. Pierce, each of whom is an officer and director. The agreements provide for initial annual compensation of $120,000 and $96,000, respectively, with annual increases of at least 7.5%, as determined by the board of directors or the compensation committee. Each employment agreement, as amended, provides that on the initiation of the first test well in the Baltic Project Area, which commenced in late January 1997, the executive employee was entitled to receive a $100,000 bonus that may, at the election of the officer, be applied against the exercise of options to purchase common stock or paid in cash upon termination of employment with the Company. The Company accrued $200,000 at December 31, 1997 to reflect this obligation. On February 17, 1998, each officer exercised options to purchase common stock and applied their respective bonuses awarded to him in 1997 towards the exercise price (see Note 8). The terms of such employment agreements are automatically extended for an additional year on the anniversary date of each such agreement. In the event of termination of employment resulting from a change in control of the Company not approved by the Board of Directors, each of the two officers would be entitled to a termination payment equal to 150% of his annual salary at the time of termination and the value of previously granted employee benefits, including stock options and stock awards.

     On July 1, 1996, the Company entered into a three-year employment agreement with Jerzy B. Maciolek, who is an officer of the Company, providing for an initial annual salary of $96,000 with an annual increase to be determined by the Company's board of directors or the compensation committee. The employment agreement also provides for annual incentive bonuses of up to $100,000, payable in cash, stock or options and a $100,000 bonus to be issued annually on May 12, 1998, 1999 and 2000 to be applied against future stock option exercises. In the event such bonuses are earned, but not used by Mr. Maciolek and his employment with the Company is terminated, the Company must pay the bonus to Mr. Maciolek in cash. In the event the employment contract is terminated by the Company, other than for cause, or by Mr. Maciolek for cause or because of a change in control of the Company, Mr. Maciolek is entitled to a termination payment equal to any accrued but unpaid salary and unreimbursed expenses and benefits plus his salary for the remaining term of the employment agreement. Additionally, all options held by Mr. Maciolek shall immediately vest and not be forfeited. The agreement will automatically be extended for an additional one year upon each anniversary date of the effective date unless otherwise terminated pursuant to the terms thereof.

     Consulting Agreement

     The Company entered into a consulting agreement, effective August 3, 1995, with a director's consulting company under which it advises the Company respecting future financing alternatives, identifying possible sources of debt and equity financing, with particular emphasis on funding for the Company's Polish activities and the Company's relationship with the investment community at a fee of $10,000 per month commencing October 15, 1995 and continuing through December 31, 1997. The agreement was extended through December 31, 1998 at a rate of $15,000 per month for January and February 1998 and a subsequent rate of $17,000 per month thereafter. The agreement expired on December 31, 1998 and was extended for one year at the same rate of $17,000 per month with payments due in 1999 under the contract deferred until such time as the Company secures additional funding.


     Polish Exploration Agreements

     The Company is committed to the following obligations, presented on a gross basis, in Poland to retain its exploratory Concession acreage:


                                       Exploratory Wells
                                       ---------------------
                                           First
                      Beginning            Three    Second
                         of                Year      Year         2D                 Concession
                      Explora-           Explora-  Explora-    Seismic     Annual       and
     Project            tion      Whole    tion      tion      Acquisi-   Training   Aggregate
      Area             Period     Blocks   Phase    Phase        tion     Fees (5)    Fees (6)
    ----------------  ----------  ------ -------- ------------ --------  ---------  -----------
     Lublin (1) (2)   Various(7)    24       6    1 per block  1,650 km  $ 80,000   $ 675,000

     Carpathian (2)   12/31/98      12       1        2          350 km    15,000     160,000

     Pomeranian (3)   12/31/98      10       1        2          600 km    25,000     250,000

     Warsaw West (3)  11/13/98      13       1        2        1,500 km    25,000     390,000

     Baltic (4)       03/07/96      10       1        1          None      25,000     200,000

     (1)The Company must drill an exploratory well in each undrilled block during the second three year phase or relinquish the undrilled block at the end of the exploration term.  The Lublin Project Area includes the Block 298 usufruct, which includes only one exploration block, which has a requirement to drill two exploratory wells during the second three year phase. All other
        Lublin Project Area usufructs require the drilling of one well per block during the second three year phase.
     (2)Apache has agreed to cover all of the Company's drilling, seismic, annual training fees, Concession, and usufruct fees during the first three year phase to earn a fifty percent interest in the Lublin and Carpathian project areas.
     (3)The Company and Apache are equal partners in the Pomeranian and Warsaw West project areas.
     (4)The Company has a 100%interest in the Baltic Project Area.
     (5)Annual training costs are for each year during the entire six year exploration term.
     (6)Concession and usufruct fees are payable on various terms over the first three year exploration term, except the Baltic Project Area, which is payable in equal installments of $33,333 per year over six years.
     (7)The Lublin Project Area consists of four usufructs, the Vistula, Lublin
        Middle, Block 298, and Komarow which have exploration periods beginning
        August 8, 1997, June 30, 1998, June 30, 1998 and March 4, 1998,
        respectively.

12.  Business Segments:

     During 1998, the Company adopted Statement of Financial Accounting Standards ("FAS") 131, Disclosure about Segments of an Enterprise and Related Information. FAS 131 supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise. The adoption of FAS 131 did not affect results of the Company's results of operations or financial position, but did affect the disclosure of segment information. The Company operates within two segments of the oil and gas industry: exploration and production ("E&P") and drilling and well servicing ("Drilling") and within the exploration segment of the mining industry. For segment and management reporting purposes the Company's mining segment is not material and is excluded from the discussion herein.

     The Company's revenues associated with its E&P activities are comprised of oil sales from its producing properties in Montana and Nevada and gains on the sale of partial property interests of the Company's exploratory properties in Poland. For the years ended December 31, 1998, 1997 and 1996, over 85% of the Company's total oil sales were to one purchaser located in Montana. The Company believes this purchaser could be replaced, if necessary, without a loss in revenue. E&P operating costs are comprised of: (1) exploration costs, including geological and geophysical costs, exploratory dry holes and non-producing leasehold impairments; and, (2) production costs which include lease operating expenses and production taxes. Substantially all exploration costs applied to the Company's operations in Poland and all lease operating costs applied to the Company's domestic production. The Company's revenues associated with its drilling activities are comprised of contract drilling and well servicing fees generated by the Company's drilling rig and other well servicing equipment in Montana. Drilling operating costs are comprised of direct costs associated with its drilling and well servicing operations. DD&A directly associated with a respective segment is disclosed within that segment. The Company does not allocate current assets, general and administrative expenses, income taxes, interest expense, interest income or other income to its operating segments for management and segment reporting purposes. All material inter-company transactions between the Company's business segments are eliminated for management and segment reporting purposes.


     Information on the Company's operations by business segment area for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:


                                             Year Ended December 31, 1998
                                           --------------------------------
                                              E&P       Drilling     Total
                                           ---------   ----------  --------
     Operations Summary:                            (In thousands)
     Revenues (1)                          $  1,590     $   323     $ 1,913
     Cash operating costs (2)                 3,025         240       3,265
      Non-cash operating costs (3)              119          --         119
                                           ---------   ----------  --------
      Operating income or (loss) before      (1,554)         83      (1,471)
        DD&A
      Depreciation, depletion, &                231         322         553
        amortization
                                           ---------   ----------  --------
         Operating loss                    $ (1,785)   $   (239)   $ (2,024)
                                           ---------   ----------  --------
                                           ---------   ----------  --------

     Identifiable net property and
     equipment:
     Non-producing leaseholds - Poland $ 461 $ -- $ 461 Non-producing leaseholds - United
     States                                     717          --         717
     Producing properties                       463          --         463
     Equipment and other                         --         780         780
                                           ---------   ----------  --------
         Total                                1,641    $    780    $  2,421
                                           ---------   ----------  --------
                                           ---------   ----------  --------

     Property and equipment capital
     expenditures:                         $    180    $    156    $    336

     (1) E&P revenues include $1,123,000 generated in the United States and $467,000 generated in Poland.
     (2) Excludes $29,000 of exploratory costs relating to the Company's gold Concessions.
     (3) Includes Company common stock issued for services of $119,000 and excludes non-cash impairment charge of $5,885,000 for domestic proved properties.

                                             Year Ended December 31, 1997
                                           --------------------------------
                                              E&P       Drilling     Total
                                           ---------   ----------  --------
     Operations Summary:                            (In thousands)
     Revenues (1)                          $  2,242    $    496    $  2,738
     Cash operating costs                     6,455         329       6,784
      Non-cash operating costs (2)               99          --          99
                                           ---------   ----------  --------
      Operating income or (loss) before      (4,312)        167      (4,145)
        DD&A
      Depreciation, depletion, &                261         289         550
        amortization
                                           ---------   ----------  --------
        Operating loss                     $ (4,573)   $   (122)   $ (4,695)
                                           ---------   ----------  --------
                                           ---------   ----------  --------

     Identifiable net property and
      equipment:
     Non-producing leaseholds - Poland     $    461    $     --    $    461
     Non-producing leaseholds - United          709          --         709
     States
     Producing properties                     6,447          --       6,447
     Equipment and other                         --         935         935
                                           ---------   ----------  --------
         Total net assets                  $  7,617    $    935    $  8,552
                                           ---------   ----------  --------
                                           ---------   ----------  --------

     Property and equipment capital        $    860    $    210    $  1,070
      expenditures:



     (1) E&P revenues include $2,040,000 generated in the United States and $202,000 generated in Poland. Excludes $71,000 gain from sale of property interest relating to the Company's gold Concessions in Poland.
     (2) Includes Company common stock issued for services of $70,000 and a non-cash impairment charge of $29,000 for a lease in Wyoming acquired prior to 1997.



                                              Year Ended December 31, 1996
                                           --------------------------------
                                              E&P       Drilling      Total
                                           ---------   ----------  --------
     Operations Summary:                             (In thousands)
     Revenues (1)                          $  2,346    $     75    $  2,421
     Cash operating costs                     3,651         154       3,805
      Non-cash operating costs (2)            1,290          --       1,290
                                           ---------   ----------  --------
        Operating loss before DD&A           (2,595)        (79)     (2,674)
      Depreciation, depletion, &
       amortization                             245         260         505
                                           ---------   ----------  --------
        Operating loss                     $(2,840)    $(339)      $ (3,179)
                                           ---------   ----------  --------
                                           ---------   ----------  --------

     Identifiable net property and
     equipment:
     Non-producing leaseholds -  Poland    $    394    $     --         394
     Non-producing leaseholds - United
     States                                     132          --         132
     Producing properties                     6,521          --       6,521
     Equipment and other                         --         998         998
                                           ---------   ----------  --------
        Total net assets                   $  7,047    $    998    $  8,045
                                           ---------   ----------  --------
                                           ---------   ----------  --------

     Property and equipment capital
     expenditures:                         $  1,288    $    133    $  1,421



     (1)  All E&P revenues during 1996 were from operations in the United
          States.
     (2) Includes a non-cash impairment charge of $1,290,000 for a lease in Nevada acquired prior to 1996.

     A reconciliation of the segment information to the consolidated totals for the years ended December 31, 1998, 1997 and 1996 follows:


                                                  Year Ended December 31,

                                               1998        1997        1996
                                           ---------   ----------    --------
     Revenues:                                        (In thousands)
     Reportable segments                    $ 1,913     $  2,738    $   2,421
     Non-reportable segments                     --           71           --
                                           ---------   ----------    --------
       Total consolidated revenues          $ 1,913     $  2,809    $   2,421



     Operating Loss:
     Reportable segments                    $(2,024)    $ (4,695)   $  (3,179)
     Expense or (revenue) adjustments:
      Non-reportable segments                    29          (71)          --
      Impairment of domestic proved
        property                              5,885           --           --
      General and administrative expenses     2,572        2,566        1,715
      Corporate DD&A                            118           85           53
      Other                                       1           (1)          --
                                           ---------   ----------    --------
          Consolidated net operating loss  $(10,629)   $  (7,274)   $  (4,947)



     Net Property and Equipment:
     Reportable segments                    $ 2,421    $   8,552    $   8,045
     Corporate assets                           178          209          139
                                           --------   ----------     --------
       Net property and equipment           $ 2,599    $   8,761    $   8,184



     Property and Equipment Capital
     Expenditures:
     Reportable segments                    $    336    $  1,070    $   1,421
     Corporate assets                            105         461           36
                                           --------   ----------     --------
      Net property and equipment capital
        expenditures                        $    441    $  1,531    $   1,457





13.  Quarterly Financial Data (Unaudited):

     During the year ended December 31, 1998, the Company incurred a domestic proved property impairment of $5,885,000, of which $5,640,000 and $245,000 was recorded during the third and fourth quarters, respectively. During the year ended December 31, 1997, the Company incurred dry hole costs of $1,834,000 for the Orneta #1 and $1,262,000 for the Gladysze #1-A, which were incurred primarily during the first and third quarters, respectively. Also, during 1997, the Company recorded an extraordinary gain of $3,076,000 relating to RWE-DEA, which was recorded primarily in the second quarter.

     Summary quarterly information for the years ended December 31, 1998 and 1997 is as follows:

                                         For the 1998 Quarter Ended
                             --------------------------------------------------
                             December 31   September 30    June 30     March 31
                             -----------   ------------   ----------  ---------

                                  (In thousands, except per share amounts)
     Revenues                     $416    $     426    $     272   $      99
     Operating loss             (1,949)      (6,511)      (1,465)       (704)
     Net loss                $  (1,858)   $  (6,392)   $  (1,353)  $    (519)

     Basic and diluted net
     loss per common share   $    (.15)   $    (.49)   $    (.10)  $    (.04)



                                        For the 1997 Quarter Ended
                             --------------------------------------------------
                             December 31   September 30    June 30     March 31
                             -----------   ------------   ----------  ---------
                                  (In thousands, except per share amounts)

     Revenues                 $     759   $      899   $      572  $      579
     Operating income or
      (loss)                     (1,653)      (2,256)      (1,417)     (1,948)
     Net income or (loss)
      before extraordinary                                 (1,278)     (1,779)
      gain                       (1,958)      (1,681)
     Net income or (loss)     $  (1,959)  $   (1,666)      $1,784     $(1,779)

     Basic and diluted net
      income or(loss) per
      common share:
     Net loss before
      extraordinary gain      $    (.16)  $     (.13)  $     (.10) $     (.14)
         Extraordinary gain          --           --          .24          --
                              ---------   ----------   ----------  ----------
         Net income or (loss) $    (.16)  $     (.13)  $      .14  $     (.14)
                              ---------   ----------   ----------  ----------
                              ---------   ----------   ----------  ----------

14.  Disclosure about Oil and Gas Properties and Producing Activities:

     Impairment of Long-lived Assets

     In accordance with generally accepted accounting principles, the Company must record an impairment expense if the Company determines the net book value of its domestic proved oil and gas properties, on a property by property basis, exceeds the aggregate future net revenues from such properties. As of December 31, 1998, the Company's future undiscounted net revenues from its domestic proved developed properties was $1,015,000 and its discounted future net revenues (PV-10) of it domestic proved developed
     properties was $472,000.   The future net revenues at December 31, 1998
     were computed using a price of $8.11 per barrel, the average price at December 31, 1998, the price which the Company also believes it will likely receive in the foreseeable future.

     In view of the Company's increased focus on its Polish exploration and development opportunities and the probability of continued depressed oil prices, management believes it is unlikely the Company will incur any domestic development costs in the foreseeable future. Accordingly, the Company's proved reserves as of December 31, 1998 include only those reserves attributable to developed properties.

     The Company recorded an impairment expense of $5,885,000 for the year ended December 31, 1998 which reduced the carrying value of its domestic proved properties to $463,000, an amount which approximates the fair value of its domestic proved developed reserves determined on a property by property basis.

     Capitalized Costs

     Capitalized costs relating to oil and gas producing activities as of December 31, 1998 and 1997 are summarized as follows:

                                         United
                                         States       Poland        Total
                                       ---------    ----------    ----------
                                                 (In thousands)
     December 31, 1998:
     Proved properties                  $1,605       $   --         $1,605
     Unproved properties                   718          461          1,179
                                        ------       ------         ------
        Total gross properties           2,323          461          2,784
     Less accumulated depreciation,
      depletion and amortization        (1,142)          --         (1,142)
                                        ------       ------         ------
        Total net properties,
         December 31, 1998              $1,181      $   461         $1,642
                                        ------       ------         ------
                                        ------       ------         ------

     December 31, 1997:
     Proved properties                  $7,359      $    --         $7,359
     Unproved properties                   710          460          1,170
                                        ------       ------         ------
        Total gross properties           8,069          460          8,529

     Less accumulated depreciation,
     depletion and amortization           (912)          --           (912)
                                        ------       ------         ------
       Total net properties,
        December 31, 1997               $7,157       $  460         $7,617
                                        ------       ------         ------
                                        ------       ------         ------


     Acquisition, Exploration and Development Activities

     Costs incurred in oil property acquisition, exploration and development activities during the years ended December 31, 1998, 1997 and 1996, whether capitalized or expensed, are summarized as follows:

                                         United
                                         States       Poland        Total
                                       ---------    ----------    ----------
                                              (In thousands)
     December 31, 1998:
     Acquisition of properties:
      Proved                            $   --       $   --         $   --
      Unproved                              15           33             48
     Exploration costs                      34        2,092          2,126
     Development costs                     132           --            132
                                        ------       ------         ------
           Total                        $  181       $2,125         $2,306
                                        ------       ------         ------
                                        ------       ------         ------

     December 31, 1997:
     Acquisition of properties:

      Proved                            $   --       $   --         $   --
      Unproved                             733           66            799
     Exploration costs                   1,419        3,895          5,314
     Development costs                     187           --            187
                                        ------       ------         ------
           Total                        $2,339       $3,961         $6,300
                                        ------       ------         ------
                                        ------       ------         ------

     December 31, 1996:
     Acquisition of
     properties:
      Proved                            $   10       $   --         $   10
      Unproved                              97          274            371
     Exploration costs                     676        1,750          2,426
     Development costs                     907           --            907
                                        ------       ------         ------
           Total                        $1,690       $2,024         $3,714
                                        ------       ------         ------
                                        ------       ------         ------

15.  Summary Oil and Gas Reserve Data (Unaudited):

     The following quantity and value information is based on prices as of the end of each respective reporting period. No price escalations were assumed. Operating costs and production taxes were deducted in determining the quantity and value information. Such costs were estimated based on current costs and were not adjusted to anticipate increases due to inflation or other factors. No amounts were deducted for general overhead, depreciation, depletion and amortization, interest expense and income taxes.

     The determination of oil and gas reserves is based on estimates and is highly complex and interpretive. The estimates are subject to continuing revisions as additional information becomes available or assumptions change.

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

     Changes in estimated oil reserves of the Company for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                         For the years ended December 31,
                                        ----------------------------------
                                         1998         1997          1996
                                        ------       ------         ------
                                           (In thousands bbls of oil)
     Total proved reserves:
     Beginning of year                   4,760        5,443          5,257
     Purchase of minerals in-               --           --             --
      place
     Extensions and                         --           18             --
      discoveries
     Revisions of previous              (3,110)        (575)           316
      estimates
     Production                           (115)        (126)          (130)
                                        ------       ------         ------
     End of year                         1,535        4,760          5,443
                                        ------       ------         ------

     Proved developed
     reserves:
     Beginning of year                   2,282        2,829          2,683
                                        ------       ------         ------
     End of year                         1,535        2,282          2,829
                                        ------       ------         ------

     The decrease in 1998 reserves as compared to 1997 was principally due to the elimination of 2,478,000 bbls of proved undeveloped reserves which were included as of as of December 31, 1997 and a $5.70 per bbl decrease in oil prices at year-end 1998 as compared to year-end 1997. The decrease in 1997 reserves as compared to 1996 was principally due to a $7.57 decrease in oil prices at year-end 1997 as compared to year-end 1996.

     Standardized Measure of Discounted Future Net Cash Flows ("SMOG") and Changes Therein Relating to Proved Oil Reserves

     Estimated discounted future net cash flows and changes therein were determined in accordance with SFAS No. 69. Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is essential for a proper understanding and assessment of the data presented.

     Future net cash flows were computed by applying the year-end oil prices of $8.11, $13.81 and $21.38 for the years ended December 31, 1998, 1997 and 1996, respectively, and production costs per bbl of $7.43, $6.86 and $7.53 for 1998, 1997 and 1996, respectively, to the period-end quantities of the Company's proved reserves.

     The assumptions used to compute the proved reserve valuation do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. Assigning monetary values to the reserve quantity estimation process does not reduce the subjective and ever-changing nature of such reserve estimates. Additional subjectivity occurs when determining present values because the rate of producing the reserves must be estimated. In addition to errors inherent in predicting the future, variations from the expected production rates also could result directly or indirectly from factors outside the Company's control, such as unintentional delays in development, environmental concerns and changes in prices or regulatory controls. The reserve valuation assumes that all reserves will be disposed of by production. However, if reserves are sold in place, additional economic considerations also could affect the amount of cash eventually realized. Future development and production costs are computed by estimating expenditures to be incurred in developing and producing the proved oil reserves at the end of the period, based on period-end costs and assuming continuation of existing economic conditions. A discount rate of 10% per year was used to reflect the timing of the future net cash flows.

     The components of SMOG are detailed below:

                                               As of December 31,
                                        ----------------------------------
                                         1998         1997           1996
                                        ------       ------         ------
     SMOG Components:                       (In thousands bbls of oil)

     Future cash flows                 $12,518     $ 65,740       $116,405
     Future production costs           (11,408)    (32,658)        (40,966)
     Future development costs              (95)     (6,273)         (6,117)
                                        ------       ------         ------
     Future net cash flows               1,015       26,809         69,322
     Future income tax expense              --        (125)        (17,880)
                                        ------       ------         ------
      Future net cash flows              1,015       26,684         51,442
     10% annual discount for
      estimated timing of cash flows      (543)     (13,109)       (25,158)
                                        ------       ------         ------
        Total                          $   472     $ 13,575       $ 26,284
                                        ------       ------         ------
                                        ------       ------         ------

     The following are principal sources of changes in SMOG:

                                             Years Ended December 31,
                                        ----------------------------------
                                         1998         1997           1996
                                        ------       ------         ------
     SMOG Sources:                               (In thousands)

     Balance, beginning of year        $13,575     $ 26,284       $ 17,661
     Sales of oil produced, net of         (77)        (801)       (1,120)
      production costs
     Net changes in prices and          (4,482)     (16,707)        11,374
      production costs
     Purchases of minerals in place         --           --             --
     Extensions and discoveries, net of     --          108             --
      future costs

     Changes in estimated future         2,875          (79)            (1)
      development costs
     Development costs incurred during
      the year                             132          394          1,070
     Revisions in previous quantity
      estimates                         (9,076)      (1,969)         2,234
     Accretion of discount               1,357        2,628          1,766
     Net change in income taxes           (952)       9,071         (3,015)
     Changes in rates of production and
      other                             (2,880)      (5,354)        (3,685)
                                        ------       ------         ------
     Balance, end of year               $  472     $ 13,575       $ 26,284
                                        ------       ------         ------
                                        ------       ------         ------

16.  SUBSEQUENT EVENTS:

     FX Energy and Apache AMI

     On January 29, 1999, the Company and Apache entered into an agreement, effective January 1, 1999, which creates an AMI for a period of two years covering the entire country of Poland for oil and gas exploration, production and acquisition activities with the exception of the Company's Baltic Project Area. The agreement also provides for joint exploration of Apache's Warsaw West Project Area, an area covering approximately 2.9 million acres in thirteen exploration blocks located adjacent to the northwest section of the Company's Lublin Project Area in central Poland. The Company and Apache will share equally in all of the Warsaw West Project Area costs, including the cost to acquire a minimum of 1,000 kilometers of 2D seismic and to drill one exploration well during the first three years of a six year exploration period. In turn, Apache will not be required to pay any of the Company's share of cost in respect to the Company's Pomeranian Project Area, in which Apache had previously elected to earn an interest on December 14, 1998 by agreeing to pay the Company's pro-rata share of acquiring 600 kilometers of 2D seismic, drilling one exploration well and other miscellaneous costs and, the Company and Apache will each retain an equal working interest in all exploratory wells drilled on the Original 8 Blocks portion of the Lublin Project Area after POGC's participation election.

     Other terms of the agreement include: (1) The Company and Apache must offer each other a fifty-percent interest in any new exploration, production, acquisition or other project activities conducted within Poland; (2) the Company is not required to pay any Polish general and administrative costs incurred during 1999. Beginning in 2000, Apache may bill the Company for its pro-rata share of Apache's Polish general and administrative costs, except for the Lublin and Carpathian project areas, which may be billed only upon Apache completing their respective earning requirements in each Project Area; and, (3) Apache will complete its requirement to drill seven exploratory wells on the Lublin Project Area during 1999 and will complete its requirement to drill three exploratory wells in the Carpathian Project Area by the end of the third quarter of 2001.

     Initial Results of Lublin Project Area Drilling Program

     On February 16, 1999, the Company announced the Czernic 277-2 and the Poniatowa 317-1, the first two exploratory wells drilled on the Company's Lublin Project Area, were both determined to be exploratory dry holes. Under terms of the agreements between the Company and Apache, Apache covered all of the Company's pro- rata working interest share of costs for both wells, including 33.33% for the Czernic 277-2 and 47.5% for the Poniatowa 317-1.

     Lachowice Field Development Agreement with Apache and POGC

     On February 26, 1999, the Company and Apache entered into an agreement with POGC whereby the Company and Apache will each earn a one-third interest in POGC's Lachowice Field, which is located within the Company's Carpathian Project Area. The Lachowice Field contains three shut-in gas wells which POGC previously tested at an average production rate of 5.7 MMcf of gas per day per well. Under terms of the agreement, the Company and Apache will pay all of the following costs in order to earn a one-third interest each in the project: (1) recomplete up to three shut-in gas wells; (2) drill three additional wells; and (3) construct gathering and processing facilities. All costs and net revenues thereafter, including additional development drilling and lease operating costs, will be shared one-third each by the Company, Apache and POGC. Apache will be the operator of the Lachowice Field. The project's preliminary work schedule is as follows: (1) begin testing and recompletion of up to three wells during the second quarter of 1999;
     (2) commence additional developmental drilling as warranted; and, (3) construct facilities and pipeline and commence production by mid-2000.