Form 10-Q
period 1999-03-31
FX ENERGY INC
filed 1999-05-17
CIK 907649

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999




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

                         Yes  X         No


The number of shares of $.001 par value common stock outstanding as of May 17, 1999 was 15,297,003.

                     FX ENERGY, INC., AND SUBSIDIARIES
                                 FORM 10-Q


                            TABLE OF CONTENTS

   ITEM                       DESCRIPTION                       PAGE
  -----   -------------------------------------------------    ----
                    PART I. FINANCIAL INFORMATION

   1.      Consolidated Balance Sheets                           2
   1.      Consolidated Statements of Operations                 3
   1.      Consolidated Statements of Cash Flows                 5
   1.      Notes to Consolidated Financial Statements            6
   2.      Management's Discussion and Analysis of
            FinancialCondition and Results of Operations        10

                      PART II. OTHER INFORMATION
   2.      Changes in Securities and Use of Proceeds            19
   4.      Submission of Matters to a Vote of Security
            Holders                                             19

   6.      Exhibits and Reports on Form 8-K                     20
   --      Signatures.                                          20

PART I.
ITEM 1.  FINANCIAL STATEMENTS


                       FX ENERGY, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                    MARCH         DECEMBER
                                                   31, 1999        31, 1998
                                                  ----------    ------------
                                                  (UNAUDITED)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                    $  940,041     $ 1,811,780
     Investment in marketable debt securities      2,906,829       2,929,914

          Accounts receivable:
          Accrued oil sales                          142,527          95,064
          Interest receivable                         63,465          86,258
          Joint interest owners and others           184,412         240,102
     Inventory                                        66,706          68,327
     Other current assets                             70,267          66,053
                                                  ----------      ----------
               Total current assets                4,374,247       5,297,498
                                                  ----------      ----------

PROPERTY AND EQUIPMENT, AT COST:
     Oil and gas properties (successful
      efforts method):
          Proved                                   1,636,285       1,605,279
          Unproved                                 1,478,485       1,178,408
     Other property and equipment                  2,527,391       2,494,688
                                                  ----------      ----------
                Gross property and equipment       5,642,161       5,278,375
     Less accumulated depreciation, depletion
      and amortization                            (2,805,871)     (2,679,441)
                                                  ----------      ----------
                Net property and equipment         2,836,290       2,598,934
                                                  ----------      ----------

OTHER ASSETS:
     Certificates of deposit                         356,500         356,500
     Other                                             2,789              --
                                                  ----------      ----------
               Total other assets                    359,289         356,500
                                                  ----------      ----------

TOTAL ASSETS                                     $ 7,569,826     $ 8,252,932
                                                  ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                            $   385,414     $   420,906
     Accrued liabilities                           1,113,005         911,950
                                                  ----------      ----------
          Total current liabilities                1,498,419       1,332,856
                                                  ----------      ----------

          Total liabilities                        1,498,419       1,332,856
                                                  ----------      ----------

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value, 30,000,000
 shares authorized, 13,054,503 issued and
 outstanding as of March 31, 1999 and December
 31, 1998                                             13,055          13,055
     Notes receivable from officers               (1,430,677)     (1,304,527)
     Additional paid-in capital.                  31,112,861      31,112,861
     Accumulated deficit                         (23,623,832)    (22,901,313)
                                                  ----------      ----------
          Total stockholders' equity               6,071,407       6,920,076
                                                  ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 7,569,826     $ 8,252,932
                                                  ==========      ==========



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                       FX ENERGY, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                         FOR THE THREE MONTHS ENDED
                                                 MARCH 31,
                                         --------------------------
                                            1999            1998
                                         ----------     -----------
REVENUES:
     Oil sales                           $  233,708      $  331,828
     Drilling revenue                        87,543              --
     Gain on sale of property
       interests                                 --         466,891
                                         ----------      ----------
            Total revenues                  321,251         798,719
                                         ----------      ----------

OPERATING COSTS AND EXPENSES:
     Lease operating expenses               236,069         285,462
     Production taxes                        14,368          20,899
     Geological and geophysical             179,832         251,920
       costs
     Exploratory dry hole costs                  --          12,324
     Drilling costs                          52,874          11,386
     Depreciation, depletion and            126,429         178,796
       amortization
     General and administrative             536,389         741,669
                                         ----------      ----------
            Total operating costs
              and expenses                1,145,961       1,502,456

Operating loss                             (824,710)       (703,737)
                                         ----------      ----------
Other income (expense):
     Interest and other income              102,191         184,633
                                         ----------      ----------
            Total other income.             102,191         184,633
                                         ----------      ----------

NET LOSS                                 $ (722,519)     $ (519,104)
                                         ==========      ==========


Basic and diluted net loss per
common share                             $     (.06)     $     (.04)
                                         ==========      ==========


Basic and diluted weighted average
 number of shares outstanding            13,054,503      12,822,704
                                         ==========      ==========



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                       FX ENERGY, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     FOR THREE MONTHS ENDED
                                                             MARCH 31,
                                                     ----------------------
                                                      1999            1998
                                                     --------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                      $ (722,519)   $  (519,104)
     Adjustments to reconcile net loss to net
      cash used in
         operating activities:
             Depreciation, depletion and
               amortization                           126,429         178,796
             Gain on sale of property interests            --        (466,891)
     Increase (decrease) from changes in:
         Accounts receivable                          (17,640)        414,929
         Inventory                                      1,621           2,611
         Other current assets                          (4,214)         17,914
         Accounts payable and accrued liabilities    (103,484)       (299,679)
                                                   ----------      ----------
              Net cash used in operating
               activities                            (719,807)       (671,424)
                                                   ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties              (65,036)        (89,284)
     Additions to other property and equipment        (12,382)       (123,117)
     Additions to other assets                         (2,789)             --
     Proceeds from sale of property interests           3,000         500,000
     Proceeds from sale of other property and
      equipment                                            --           3,267
     Purchase of marketable debt securities        (1,041,915)    (4,038,710)
     Proceeds from maturing marketable debt
      securities                                    1,065,000       3,785,000
                                                   ----------      ----------
         Net cash provided by (used in) investing
          activities                                  (54,122)         37,156
                                                   ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances to officers                             (97,810)       (331,275)

     Proceeds from exercise of warrants and
      options                                              --          64,900
                                                   ----------      ----------
          Net cash used in financing activities       (97,810)       (266,375)
                                                   ----------      ----------
Decrease in cash and cash equivalents                (871,739)       (900,643)
Cash and cash equivalents at beginning of period    1,811,780       4,511,919
                                                   ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  940,041     $ 3,611,276
                                                   ==========      ==========

SUPPLEMENTAL NON-CASH ACTIVITY DISCLOSURE:

Non-cash investing activities:
     Additions to oil and gas properties for the three months ended March 31, 1999 included $269,047 of additions financed with accounts payable and accrued liabilities.

Non-cash financing activities:
     During the three months ended March 31, 1998, two of FX Energy's officers exercised their options to purchase 150,000 shares each of FX Energy's common stock at $1.50 per share. Each officer utilized a $100,000 bonus and a $125,000 note payable to FX Energy to exercise the options.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                        FX ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:        BASIS OF PRESENTATION

     The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and Subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy's annual report on Form 10-K for the year ended December 31, 1998, including the financial statements and notes thereto.

     The consolidated financial statements include the accounts of FX Energy and its wholly-owned subsidiaries and FX Energy's undivided interests in Poland.
All significant inter-company accounts and transactions have been eliminated in consolidation. At March 31, 1999, FX Energy owned 100% of the voting stock of all of its subsidiaries.

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

     Certain balances in the 1998 financial statements have been reclassified to conform to the current quarter presentation. These changes had no effect on total assets, total liabilities, stockholders' equity or net loss.

NOTE 2:        INCOME TAXES

     FX Energy recognized no income tax benefit from the losses generated in the first quarter of 1999 and the first quarter of 1998.

NOTE 3:   BUSINESS SEGMENT INFORMATION

     FX Energy operates within two segments of the oil and gas industry: the exploration and production segment and the contract drilling and well servicing segment; and, within the exploration segment of the mining industry. Mining, which consists of gold exploration on FX Energy's Sudety Project Area in Poland, is immaterial to FX Energy and is not considered a reportable business segment by FX Energy.

     Reportable business segment information as of March 31, 1999 and for the three months ended March 31, 1999 follows:

                   Reportable Segments
                 ----------------------
                 Exploration   Drilling     Non-        Other
                     and       and Well  Reportable  Reconciling
                  Production  Servicing   Segments    Items (1)     Total
                 -----------  ---------  ----------  -----------  ---------
Revenues         $ 233,708    $ 87,543          --         --      $321,251
Net loss          (211,004)    (46,266)         --    (465,249)    (722,519)
Identifiable net
 property and
 equipment (2)   1,957,953     655,963          --     222,374    2,836,290


  (1) Net loss reconciling items include $536,389 of general and administrative expenses, $102,191 of other income and $31,051 of corporate DD&A. Identifiable net property and equipment includes $222,374 of corporate office equipment, hardware and software.
  (2) Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets and other assets are not allocated to business segments for management reporting or business segment disclosure purposes.

     Reportable business segment information as of March 31, 1998 and for the three months ended March 31, 1998 follows:

                   Reportable Segments
                  ---------------------
                  Exploration  Drilling      Non-        Other
                      and      and Well   Reportable  Reconciling
                  Production   Servicing   Segments    Items (1)     Total
                  ----------   ---------  ----------  -----------  -------
Revenues             798,719         --         --          --      798,719
Net income or        159,614    (88,827)    (5,102)   (584,789)    (519,104)
(loss)
Identifiable net
 property and
 equipment (2)     7,598,984    867,315         --     291,578    8,757,877

  (1) Net loss reconciling items include $741,669 of general and administrative expenses, $184,633 of other income and $27,753 of corporate DD&A. Identifiable net property and equipment includes $291,578 of corporate office equipment, hardware and software.
  (2) Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets and other assets are not allocated to business segments for management reporting or business segment disclosure purposes.

NOTE 4:        SUBSEQUENT EVENTS

      Advances to Officers

      On April 8, 1999, FX Energy made final advances totaling $500,000 to two officers in accordance with the April 10, 1998 agreements with such officers.
FX Energy now has no further commitment to advance additional funds to the officers. As of March 31, 1999, notes receivable from officers was $1.4 million, including interest, which, along with the $500,000 advanced on April 8, 1999, is due on or before December 31, 1999.

      Private Placement of Securities

      On April 8, 1999, FX Energy initiated a private placement that resulted in the sale during May 1999 of 1,917,500 shares of common stock resulting in gross proceeds of $7,170,000. The proceeds from this placement are to be used to partially fund activities on the Lachowice Farm-in and for other general corporate purposes. No placement fees were paid by FX Energy in connection with the sale of the aforementioned shares.

                                     ITEM 2
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


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

     Readers of this report are cautioned that any forward-looking statements, including those regarding FX Energy or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as

      - The future results of drilling individual wells and other exploration and development activities;
      - Future events that may result in the need for additional capital;
      - Fluctuations in prices for oil and gas;
      - Uncertainties of certain terms to be determined in the future relating to FX Energy's oil, gas and mining interests, including exploitation fees, royalty rates and other matters;
      - Future drilling and other exploration schedules and sequences for various wells and other activities;
      - Uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Poland;
      - The future ability of FX Energy to attract strategic partners to share the costs of exploration, exploitation, development and acquisition activities; and
      - Future plans and the financial and technical resources of strategic partners.

     The forward-looking information is based on present circumstances and on FX Energy's predictions respecting events that have not occurred, which may not occur or which may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors detailed in this report. The forward-looking statements included in this report are made only as of the date of this report. FX Energy is not obligated to update such forward-looking statements or to update reasons that actual results differ materially from those anticipated in such forward looking statements.

GENERAL

     FX Energy explores for oil, gas and gold in the Republic of Poland where it recently signed a farm-in agreement, jointly with Apache, the first ever oil and gas development agreement between western companies and POGC, covering a POGC shut-in gas discovery. FX Energy holds the largest oil and gas exploration acreage position in Poland by a foreign company, in terms of both gross and net acres, covering five separate project areas containing approximately 15.8 million gross acres, and also has gold concessions covering approximately 166,000 gross acres. In the western United States, FX Energy produces oil from fields in Montana and Nevada, has a drilling and well servicing company in northern Montana and oil and gas exploration prospects in several western states.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     FX Energy operates within two segments of the oil and gas industry: exploration and production ("E&P") and drilling and well servicing ("Drilling"); and within the exploration segment of the mining industry. Depreciation, depletion and amortization costs ("DD&A") directly associated with the E&P and Drilling segments are detailed within the following discussion. General and administrative costs ("G&A"), interest income and other income are not allocated to individual operating segments for management or segment reporting purposes and are discussed in their entirety following the segment discussion. Mining, which consists of gold exploration on FX Energy's Sudety Project Area in Poland, is not currently considered by management to be a material segment, as there were no expenditures during the first quarter of 1999 and only $5,000 during the first quarter of 1998.

E&P OPERATIONS - OIL AND GAS

     EXPLORATION AND PRODUCTION REVENUES

     Oil Revenues

     Oil revenues were $234,000 during the first quarter of 1999, a decrease of $98,000 as compared to $332,000 during the same period of 1998. During the first quarter of 1999 and 1998, FX Energy's oil revenues were adversely affected by depressed oil prices and lower production rates attributable to the natural production declines of FX Energy's producing properties. A summary of the percentage change in oil revenues, average oil price and oil production for first quarter of 1999 and 1998 as compared to their respective prior year's period are set forth below:

                                             QUARTER ENDED MARCH 31,
                                             ---------     ---------
                                                1999          1998
                                             ---------     ---------
OIL REVENUES                                  $234,000    $ 332,000
  Percent change versus prior year's               -30%         -43%
  quarter

AVERAGE OIL PRICE                             $   8.80       $11.28
  Percent change versus prior year's               -22%         -39%
  quarter

PRODUCTION VOLUMES (BBLS)                       26,572       29,418
  Percent change versus prior year's
  quarter                                          -10%          -5%

     Gain on Sale of Property Interests

     FX Energy recognized no gain on sale of property interests during the first quarter of 1999 as compared to $467,000 during the first quarter of 1998.
During the first quarter of 1998, Apache paid FX Energy $500,000 in initial cash consideration relating to its participation in the Carpathian Project Area, which was offset by $33,000 of associated costs. The amount of gain on sale of property interests will continue to vary from period to period, depending on the timing of completed deals and the amount of up-front cash consideration, if any.

     EXPLORATION AND PRODUCTION COSTS

     Lease Operating Costs

     FX Energy's lease operating costs are composed of normal recurring lease operating expenses ("LOE") and production taxes. Lease operating costs were $250,000 during the first quarter of 1999, a decrease of $56,000 as compared to $306,000 during the same period of 1998. A comparative discussion of each component of lease operating costs incurred during the first quarter of 1999 and 1998 follows:

     LOE costs were $236,000 during the first quarter of 1999, a decrease of $49,000 as compared to $285,000 during the same period of 1998. During the first quarter of 1999, FX Energy deferred workovers and further reduced its LOE costs by re-designing the pattern of injecting fluids into the Cut Bank Sand Unit, its principal producing property. As a result, electrical, maintenance, labor and other costs were reduced and the lifting cost per barrel declined to $8.80 during the first quarter of 1999, a decrease of $0.90 as compared to $9.70 for the first quarter of 1998. During the first quarter of 1998, FX Energy deferred workovers and performed only routine maintenance on its producing properties due to depressed oil prices.

     Production taxes were $14,000 during the first quarter of 1999, a decrease of $7,000 as compared to $21,000 during the same period of 1998. During the first quarter of 1999 and 1998 production taxes averaged approximately 6.0% of oil revenues. The decrease in the amount of production taxes from period to period is directly associated with decreased oil prices and decreased oil production from period to period. Refer to the table in Exploration and Production Revenues - Oil Revenues for the percentage fluctuations in the average oil price and oil production for the first quarter of 1999 and 1998 as compared to their respective prior year periods.

     DD&A  Expense  - Producing Operations

     DD&A expense for producing properties was $14,000 for the first quarter of 1999, a decrease of $60,000 as compared to $74,000 during the same period of 1998. The decrease during the first quarter of 1999 was directly attributable to the $5,885,000 write down of proved producing properties by FX Energy during the third and fourth quarters of 1998. As a result of the write down, the DD&A rate per barrel for the first quarter of 1999 was $0.54, a decrease of $1.96 as compared to $2.50 during the same period of 1998.

     Exploration Costs

     FX Energy's exploration costs consist of geological and geophysical costs ("G&G"), exploratory dry holes and non-producing leasehold impairments. Exploration costs were $180,000 during the first quarter of 1999, a decrease of $84,000 as compared to $264,000 during the same period of 1999. Exploration costs of $264,000 during the first quarter of 1998 include $5,000 of G&G costs relating to FX Energy's mining operations, which are excluded from the discussion of the results of operations for this segment. A comparative discussion of each component of exploration costs incurred during the first quarter of 1999 and 1998 follows:

     G&G costs were $180,000 during the first quarter of 1999, a decrease of $67,000 as compared to $247,000 during the same period of 1998. During the first quarter of 1999, FX Energy spent $10,000 relating to the Carpathian Project Area, as compared to $69,000 during the same period of 1998. Apache now incurs substantially all G&G costs relating to the Carpathian Project Area in accordance with the Carpathian Participation Agreement signed between FX Energy and Apache on February 27, 1998. G&G costs will continue to fluctuate from period to period, based on FX Energy's level of exploratory activity in Poland and the respective cost participation percentage of FX Energy's industry partners.

     FX Energy had no exploratory dry hole costs during the first quarter of 1999 as compared to $12,000 during the first quarter of 1998. During late 1998, FX Energy participated in drilling two exploratory dry holes, the Czernic 277-2 and the Poniatowa 317-1, on the Lublin Project Area in Poland, both of which were subsequently determined to be exploratory dry holes during February 1999. The Czernic 277-2 and the Poniatowa 317-1 were each counted as exploratory wells under FX Energy's agreements with Apache. As such, Apache covered all of FX Energy's pro-rata share of costs for each well. All of the exploratory dry hole costs incurred during 1998 were associated with exploratory dry holes drilled during 1997.

     There were no non-producing leasehold impairments during the first quarter of 1999 and 1998. As of March 31, 1999, FX Energy had capitalized unproved property costs of $1,478,000, including $715,000 domestically and $763,000 in Poland. In accordance with generally accepted accounting principles, an impairment charge will be recognized, determined on a property by property basis, in the event FX Energy determines any capitalized unproved property costs are not recoverable following unsuccessful exploration drilling or other factors. Non-producing leasehold impairments will continue to vary from period to period based on FX Energy's determination that capitalized costs of unproved properties, on a property by property basis, are not realizable.

DRILLING AND WELL SERVICING OPERATIONS

     DRILLING AND WELL SERVICING REVENUES

     Drilling Revenues

     FX Energy had drilling revenues of $88,000 during the first quarter of 1999, as compared to no drilling revenues during the first quarter of 1998. During the first quarter of 1999, FX Energy's drilling rig was idle, but its well servicing equipment generated $88,000 of revenue from contract work on third party properties. During the first quarter of 1998, FX Energy's drilling rig was idle and all of its well servicing equipment was used solely on Company owned properties, resulting in no drilling revenues from third party sources. Drilling revenues will continue to fluctuate period to period based on the degree of emphasis on utilizing equipment on Company owned properties, the number of wells drilled, the amount of retained working interest, if any, and other factors.

     DRILLING AND WELL SERVICING COSTS

     Drilling Costs

     Drilling costs were $53,000 during the first quarter of 1999, an increase of $42,000 as compared to $11,000 for the same period of 1998. During the first quarter of 1999, all drilling costs were directly associated with contract third party work performed by FX Energy's well servicing equipment, ]which generated a gross profit of approximately 39.6% during the period. During the first quarter of 1998, FX Energy's drilling rig was idle and all well servicing equipment was used solely on Company owned properties, resulting in incurring only downtime maintenance costs associated with the drilling rig. Drilling costs will continue to fluctuate period to period based on the degree of emphasis on utilizing equipment on Company owned properties, the number of wells drilled, the amount of retained working interest, if any, and other factors.

     DD&A Expense - Drilling and Well Servicing Operations

     DD&A expense for drilling and well servicing equipment was $81,000 during the first quarter of 1999, an increase of $4,000 as compared to $77,000 during
the same period of 1998.   During 1998, FX Energy spent $170,000 to upgrade its
drilling and well servicing equipment, which in turn resulted in a higher DD&A expense during the first quarter of 1999. DD&A expense for drilling and well servicing operations may continue to be progressively higher in succeeding periods due to capital additions in prior periods being depreciated in succeeding periods.

RESULTS OF OPERATIONS - NON-SEGMENTED INFORMATION

     G&A Costs

     G&A costs were $536,000 during the first quarter of 1999, a decrease of $206,000 as compared to $742,000 for the same period of 1998. During the first quarter of 1999, FX Energy incurred substantially less legal, travel and other associated costs as compared to the same period of 1998. G&A costs are expected to continue at current or higher levels with fluctuations from period to period due to the level of FX Energy's activities in Poland and the respective cost participation percentage of FX Energy's industry partners.

     DD&A Expense - Corporate

     DD&A expense for corporate activities was $31,000 during the first quarter of 1999, an increase of $3,000 as compared to $28,000 during the same period of 1998. During 1998, FX Energy spent $91,000 to upgrade its computer hardware and software systems, which in turn resulted in a higher DD&A expense for the first quarter of 1999. DD&A expense for corporate activities may continue to be progressively higher in succeeding periods due to capital additions in prior periods being depreciated in succeeding periods.

     Interest and Other Income

     Interest and other income was $102,000 during the first quarter of 1999, a decrease of $83,000 as compared to $185,000 during the same period of 1998. FX Energy's cash and marketable debt securities balance was $3.8 million as of March 31, 1999, $4.0 million less than the balance of $7.8 million as of March
31, 1998.   As a result of lower average cash and marketable debt securities balances during the first quarter of 1999, FX Energy earned $92,000 of interest income, a decrease of $80,000 as compared to $172,000 for the same period of 1998.

FINANCIAL CONDITION

     Working Capital

     FX Energy's working capital was $2.9 million as of March 31, 1999, a decrease of $1.1 million as compared to $4.0 million at December 31, 1998. The decrease was due principally to a net loss before DD&A of $596,000, additions to property and equipment of $364,000 and $100,000 advanced to officers during the first quarter of 1999.

     Operating Activities

     Net cash used in operating activities was $720,000 during the first quarter of 1999, an increase of $49,000 as compared to $671,000 for the same period of 1998. During the first quarter of 1999, FX Energy had a net loss before DD&A of $17,000 from its producing operations, a net profit before DD&A of $35,000 from its drilling and well servicing operations, spent $180,000 on exploration and $536,000 for G&A costs. During the first quarter of 1998, FX Energy had a net profit before DD&A of $25,000 from its producing operations, a net loss before DD&A of $11,000 from its drilling and well servicing operations, spent $264,000 on exploration and $742,000 for G&A costs. Changes in receivables, payables and other accounted for cash used in operating activities during the first quarter of 1999 of $22,000 and cash provided by operating activities during the first quarter of 1998 of $321,000.

     Investing Activities

     Net cash used in investing activities was $54,000 during the first quarter of 1999, as compared to net cash provided by operations of $37,000 for the same period of 1998. During the first quarter of 1999, FX Energy spent $31,000 on upgrading its producing properties, $33,000 on annual Concession fees relating to the Baltic Project Area in Poland, received $3,000 for the sale of a partial property interest in the Williston Basin of North Dakota, spent $8,000 to upgrade its drilling well servicing equipment, $5,000 to upgrade its corporate office equipment, $3,000 on other assets and realized a net amount of $23,000 from investing in marketable debt securities. During the first quarter of 1998, FX Energy spent $41,000 to upgrade its producing operations, $48,000 for additional undeveloped leaseholds ($33,000 in the Baltic Project Area and $15,000 in the Williston Basin), a net amount of $83,000 to upgrade its drilling and well servicing equipment and $37,000 for additional office equipment, received $500,000 from Apache as an up front cash payment relating to Apache's participation in FX Energy's Western Carpathian Concession and had a net increase in marketable debt securities of $254,000.

     Financing Activities

     Net cash used in financing activities was $98,000 during the first quarter of 1999, a decrease of $168,000, as compared to $266,000 in the same period of 1998. During the first quarter of 1999, FX Energy advanced two of its officers a total of $98,000. During the first quarter of 1998, options and warrants for 330,000 shares were exercised, resulting in net proceeds of $65,000 in cash and
a total of $331,000 was advanced two officers.   See Note 4 to the financial
statements for further details regarding the officer advances noted above.

POLISH PROJECT AREAS

     FX Energy and Apache AMI

     Effective January 1, 1999, FX Energy and Apache entered into an agreement which further defined the relationship between FX Energy and Apache in Poland by establishing an AMI covering the entire country of Poland, except for the Baltic Project Area in which Apache does not have an interest, for oil and gas exploration, production, development and acquisition activities for a period of two years.

     Under agreements between FX Energy and Apache signed during 1997, 1998 and early 1999, Apache has agreed to perform certain earning requirements, including paying for FX Energy's pro rata share of cost2 to drill ten exploratory wells and acquiring 2,000 kilometers of 2D seismic, in order to earn a fifty-percent interest in FX Energy's Lublin and Carpathian project areas. On the Lublin Project Area during late 1998, Apache commenced drilling the first two exploratory wells, both of which were subsequently determined to be exploratory dry holes during February 1999, and completed shooting over 1,650 kilometers of 2D seismic. Apache has agreed to drill five exploratory wells on the Lublin Project Area by the end of 1999, acquire 350 kilometers of 2D seismic on the Carpathian Project Area during 1999 and 2000 and drill three exploratory wells by mid-2001 on the Carpathian Project Area.

     A summary of the items for which Apache must pay all of FX Energy's pro rata share of costs during the first three years of a six year exploration period to earn a fifty-percent interest in the Lublin and Carpathian project areas is as follows:

                                            PROJECT AREA
                               -----------------------------------------
                               LUBLIN         CARPATHIAN           TOTAL

Drilling costs                   7 wells         3 wells        10 wells
Completion costs (1)             7 wells              --         7 wells
2D seismic                      1,650 km          350 km        2,000 km
Concession and usufruct
 fees                          $ 695,000       $ 160,000       $ 855,000
Annual training costs (2)      $  80,000       $  15,000       $  95,000
G&A costs incurred in       All through     All through     All through
 Poland (3)                    1999            1999            1999

(1) Should an exploratory well discover commercial reserves, Apache will be required to pay FX Energy's pro rata share of completion costs for exploratory wells drilled on the Lublin Project Area. FX Energy must pay for its pro rata share of any completion costs for exploratory wells drilled on the Carpathian Project Area.
(2) Annual training cost amounts reflect expenditures required to be spent each year.
(3) FX Energy will not incur any of its pro rata share of Apache's Polish G&A costs on the Lublin or Carpathian project areas until after Apache fulfills its exploratory well drilling requirements on each of the respective project areas or the end of 1999, whichever is later.

     Under other terms of the FX Energy and Apache AMI, FX Energy and Apache are equal fifty-fifty partners in the Pomeranian and Warsaw West project areas, the eight remaining earning exploratory wells may be selected anywhere within the AMI at the consent of both parties and Apache is the operator of all project areas covered by the FX Energy and Apache AMI.

     Option Agreements with FX Energy, Apache and POGC

     FX Energy and Apache entered into agreements (the "Option Agreements") with POGC during 1997 and 1998 whereby each has an independent reciprocal right to participate, with up to a one-third interest, in hydrocarbon exploration of POGC controlled areas adjacent to and near the Lublin, Carpathian and Pomeranian project areas. In turn, POGC has the reciprocal right to participate in hydrocarbon exploration, with up to a one-third interest determined on a block by block basis, on the Lublin, Carpathian and Pomeranian project areas. The Option Agreements cover approximately 3.4 million acres of POGC controlled areas, including 0.6 million acres on the Lublin Project Area, 1.5 million acres on the Carpathian Project Area, 1.3 million acres on the Pomeranian Project Area and approximately 8.6 million acres of FX/Apache controlled areas, including 5.0 million acres on the Lublin Project Area, 1.4 million acres on the Carpathian Project Area and 2.2 million acres on the Pomeranian Project Area. The Warsaw West and Baltic project areas, containing approximately 2.9 million and 0.9 million acres, respectively, are not subject to any option agreements between FX Energy, Apache or POGC.

     Lachowice Farm-in Agreement with Apache and POGC

     On February 26, 1999, FX Energy and Apache entered into a farm-in agreement with POGC whereby FX Energy and Apache will each earn a one-third interest in POGC's Lachowice Field, which is located within the Carpathian Project Area.
The Lachowice Field contains three shut-in gas wells which POGC previously tested at an average production rate of 5.7 MMcf of gas per day per well that have yet to be commercially produced. Under terms of the agreement, FX Energy and Apache will pay all of the following costs in order to earn a one-third interest each in the project: (1) test and recomplete up to three shut-in gas wells; (2) drill three additional wells, if warranted; and (3) construct gathering and processing facilities, if warranted. All costs and net revenues thereafter, including additional development drilling and lease operating costs, will be shared one-third each by FX Energy, Apache and POGC. Apache will be the operator of the Lachowice Farm-in.

     Baltic Project Area

     Under terms of the Baltic Usufruct signed in March 1996, FX Energy was required to relinquish at least fifty-percent of the Baltic Project Area's undeveloped acreage on or before the end of the first three year exploration period. During March 1999, FX Energy relinquished approximately 1.2 million acres, leaving a total of approximately 0.9 million undeveloped acres in the
Baltic Project Area.   The Polish government also consented to applying the
Gladysze #1-A, the second well drilled on the Baltic Project Area during 1997, to the work commitment for the second three year exploration phase. As such, FX Energy has satisfied all work commitments applicable to the Baltic Project Area's six year exploration phase and is currently seeking an industry partner to further jointly explore the Baltic Project Area. None of FX Energy's other Project Areas in Poland have mandatory acreage relinquishment provisions during their respective exploration periods.

      Sudety Project Area

     Homestake Mining Company ("Homestake") and FX Energy entered into an agreement during 1997 to jointly explore for gold on FX Energy's Sudety Project
Area with Homestake as operator.   Under terms of the agreement, Homestake paid
FX Energy $212,000 and agreed to fund all Concession costs, usufruct costs and future exploration costs, including spending a minimum of $1,100,000 during 1998 and 1999 exploring the Sudety Project Area. Accordingly, FX Energy expects to spend minimal amounts on gold exploration in the Sudety Project Area during 1999. Should Homestake propose to construct a mine, FX Energy may elect (on a mine by mine basis) to convert its interest into a net smelter return royalty or a seven and one half percent net proceeds interest, both at no cost to FX Energy, or into a twenty-five percent working interest by paying back costs according to a predetermined formula.

CAPITAL REQUIREMENTS

     General

     FX Energy had $3.8 million of cash and marketable securities with no long-term debt as of March 31, 1999, an amount which, along with $7.2 million of additional capital raised through a private placement of common stock during the second quarter of 1999, is expected to be sufficient to fund FX Energy's minimal exploration and operating requirements during the remainder of 1999 and most of 2000. FX Energy does intend to seek additional capital, if warranted, to fund additional activities on the Lachowice Farm-in, possible appraisal/development activities with Apache on additional POGC project areas and development of any discoveries resulting from the Apache funded exploration program. See Note 4:
Subsequent Events.

     The allocation of FX Energy's capital among the categories of anticipated expenditures is discretionary and will depend upon future events that cannot be predicted. Such events include the actual results and costs of future exploration, development and other activities. FX Energy has no current financing arrangement for its anticipated future capital needs. FX Energy may obtain funds for future capital investments from the sale of additional securities, project financing, sale of partial property interests, strategic alliances with other energy or financial partners or other arrangements, all of which may dilute the interest of existing shareholders in FX Energy or FX Energy's interest in the specific project financed. There can be no assurance that additional funds could be obtained or, if obtained, would be on terms favorable to FX Energy.

      Exploration Capital Requirements

     During the remainder of 1999, FX Energy expects to have substantially all the cost of its share of exploration activities covered by Apache and other industry partners. The primary focus for the remainder of 1999 is expected to be in the Lublin Project Area, where Apache has agreed to complete its requirement to drill five exploratory wells, all at no cost to FX Energy, to earn a fifty-percent interest in the Lublin Project Area. In the Carpathian Project Area, Apache is expected to acquire new seismic data this year and commence drilling the first of three exploratory wells in 2000, at no cost to FX Energy, to earn a fifty-percent interest in the Carpathian Project Area.
Initial exploratory efforts, which include new 2D seismic acquisition and the first exploratory well, are expected to occur in 2000 on the Pomeranian Project Area and in 2001 on the Warsaw West Project Area, where FX Energy and Apache are equal partners. Additional exploration of the Baltic Project Area has been deferred until FX Energy attracts an industry partner. In the Sudety Project Area, Homestake is paying for all gold exploration costs during 1999 in accordance with its 1997 agreement with FX Energy.

     Due to recent depressed and volatile oil prices coupled with its increasing focus on Poland, FX Energy expects to incur minimal exploration expenditures on its domestic operations during the remainder of 1999 and 2000.

     Development Capital Requirements

     Development activity on the Lachowice Farm-in is expected to commence during the second quarter of 1999. FX Energy expects to spend up to $300,000 per well for its pro rata share of costs to re-enter and recomplete up to three shut-in gas wells during 1999, $2.5 million per well to drill three additional development wells during 2000, if warranted and $1.5 million for production facilities during 2000, if warranted. During May 1999, FX Energy raised $7.2 million through a private placement of securities to partially fund its initial capital requirements for the Lachowice Farm-in. FX Energy intends to seek additional capital to fully fund the Lachowice Farm-in as development activities warrant. The Lachowice Farm-in, the first farm-in agreement signed by western companies with POGC, established a legal framework for similar oil and gas development deals with POGC. Under the AMI agreement with Apache, FX Energy and Apache are now aggressively pursuing additional production development and production enhancement opportunities with POGC. FX Energy plans to seek additional capital, as required, to fund its participation costs in any additional Polish appraisal/development projects it may enter into with Apache and POGC. See Note 4: Subsequent Events.

     Due to recent depressed and volatile oil prices coupled with its increasing focus on Poland, FX Energy expects to incur minimal developmental expenditures on its domestic operations during the remainder of 1999 and 2000.

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

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

SALE OF SECURITIES NOT REGISTERED UNDER THE SECURITIES ACT.

     On April 8, 1999, FX Energy initiated a privae placement that resulted in thed sale during May 1999 of 1,792,500 shares of Common Stock to accredited investors for gross proceeds of $7,170,000 without registration under the Securities Act of 1933. These securities were issued in reliance on exemptions from the registration and prospectus delivery requirements of the Securities Act provided in Section 4(2) thereof and Rule 506 under Regulation D promulgated by thereunder.

     Each of the persons purchasing such securities from FX Energy acknowledged in writing that the purchaser was obtaining "restricted securities" as defined in Rule 144 under the Securities Act; that such securities could not be transferred without registration or an available exemption therefrom; that such person must bear the economic risk of the investment for an indefinite period, and that FX Energy would restrict the transfer of the securities in accordance with such representations. The purchasers also agreed that any certificates representing such securities would be stamped with a restrictive legend covering the restricted transfer of such shares. The certificates representing the foregoing shares bear an appropriate restrictive legend conspicuously on their face, and stop transfer instructions are noted on FX Energy's stock transfer records.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 4, 1999, at the annual meeting of the Company's shareholders, the shareholders approved the following matters submitted to them for consideration:

(1) Elected David N. Pierce and Peter L. Raven as directors of the Company as follows:

        David N. Pierce   For:10,399,524
        Peter L. Raven    For:10,399,524

(2)  Approved the FX Energy, Inc., 1998 Stock Option and Award Plan:

        For 9,663,120    Against 784,609    Abstain 38,350

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The following exhibits are included as part of this report:

          SEC
EXHIBIT REFERENCE
NUMBER   NUMBER     TITLE OF DOCUMENT                           LOCATION
------- ---------   ----------------------------------------  -----------

Item 10          Material Contracts
-----------------------------------
 10.1      10    Agreement between Apache Overseas, Inc.,    Incorporated
                  and FX Energy dated effective January 1,         by
                  1999, pertaining to oil and gas operations   Reference*
                  in Poland
 10.2      10    Agreement on Cooperation in the Lachowice   Incorporated
                  Area between POGC, Apache Overseas, Inc.,        by
                  Apache Poland, Sp. Z o.o., FX Energy,        Reference*
                  Inc., and FX Energy Poland Sp. Z o.o.,
                  dated February 26, 1999
 10.3      10    Form of FX Energy, Inc., 1998 Stock Option  Incorporated
                  and Award Plan                                   by
                                                               Reference*

 27.01     27    Financial Data Schedule                     This Filing

  * Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 1998, dated March 3, 1999.

 (b)     REPORTS ON FORM 8-K

           During the quarter ended March 31, 1999, FX Energy filed the following reports on Form 8-K:

     DATE OF EVENT REPORTED            ITEM(S)  REPORTED
     ----------------------          ---------------------
     February 16, 1999               Item 5.  Other Events
     March 1, 1999                   Item 5.  Other Events


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FX ENERGY, INC.

                                  (Registrant)


Date:  May 17 1999               By  /s/ David N. Pierce
                                  President, Director, Chief Executive Officer




Date:  May 17 1999               By  /s/ Dennis L. Tatum
                                  Vice-President, Treasurer and Chief
                                  Accounting Officer