Form 10-Q/A
period 1999-03-31
FX ENERGY INC
filed 1999-05-18
CIK 907649

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q
                               (AMENDMENT NO. 1)

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

-------------------------------------------------------------------------------

NOTE: The only change effected by this Amendment is to correct the number of shares in Note 4: Subsequent Events--Private Placement of Securities to 1,792,500 shares rather than 1,917,500 shares as incorrectly reported in the initial filing.

-------------------------------------------------------------------------------

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

      Private Placement of Securities

      On April 8, 1999, FX Energy initiated a private placement that resulted in the sale during May 1999 of 1,792,500 shares of common stock resulting in gross proceeds of $7,170,000. The proceeds from this placement are to be used to partially fund activities on the Lachowice Farm-in and for other general corporate purposes. No placement fees were paid by FX Energy in connection with the sale of the aforementioned shares.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FX ENERGY, INC.
                                  (Registrant)




Date:  May 18 1999               By  /s/ Dennis L. Tatum
                                  Vice-President, Treasurer and Chief
                                  Accounting Officer