Form 10-Q/A
period 1999-03-31
FX ENERGY INC
filed 1999-05-27
CIK 907649

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q
                               (AMENDMENT NO. 2)
                   (Restated to show cumulative amendments)


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

                         Yes  X         No


The number of shares of $.001 par value common stock outstanding as of May 17, 1999, was 14,847,003.

-------------------------------------------------------------------------------

NOTE: The only change effected by this Amendment No. 2 is to correct the number of shares shown on the cover page as outstanding as of May 17, 1999.

-------------------------------------------------------------------------------

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

      Private Placement of Securities

      On April 8, 1999, FX Energy initiated a private placement that resulted in the sale during May 1999 of 1,792,500 shares of common stock resulting in gross proceeds of $7.2 million. The proceeds from this placement are to be used to partially fund activities on the Lachowice Farm-in and for other general corporate purposes. No placement fees were paid by FX Energy in connection with the sale of the aforementioned shares.

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

     DRILLING AND WELL SERVICING COSTS

     Drilling Costs

     Drilling costs were $53,000 during the first quarter of 1999, an increase of $42,000 as compared to $11,000 for the same period of 1998. During the first quarter of 1999, all drilling costs were directly associated with contract third party work performed by FX Energy's well servicing equipment, which generated a gross profit of approximately 39.6% during the period.
During the first quarter of 1998, FX Energy's drilling rig was idle and all well servicing equipment was used solely on Company owned properties, resulting in incurring only downtime maintenance costs associated with the drilling rig. Drilling costs will continue to fluctuate period to period based on the degree of emphasis on utilizing equipment on Company owned properties, the number of wells drilled, the amount of retained working interest, if any, and other factors.

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

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

SALE OF SECURITIES NOT REGISTERED UNDER THE SECURITIES ACT.

      On April 8, 1999, FX Energy initiated a private placement that resulted in the sale during May 1999 of 1,792,500 shares of common stock resulting in gross proceeds of $7.2 million, without registration under the Securities Act of 1933. The proceeds from this placement are to be used to partially fund activities on the Lachowice Farm-in and for other general corporate purposes.
No placement fees were paid by FX Energy in connection with the sale of the aforementioned shares.

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

                                  FX ENERGY, INC.

                                  (Registrant)



Date:  May 27 1999                By  /s/ Dennis L. Tatum
                                  Vice-President, Treasurer and Chief
                                  Accounting Officer