Form 10-Q
period 1999-06-30
FX ENERGY INC
filed 1999-08-10
CIK 907649

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999




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

                         Yes  X         No


The number of shares of $.001 par value common stock outstanding as of August 10, 1999 was 14,847,003.

                        FX ENERGY, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                        --------------------------------
                               TABLE OF CONTENTS


  ITEM                       DESCRIPTION                       PAGE
 --------  --------------------------------------------       ------

                    PART I. FINANCIAL INFORMATION

   1.      Consolidated Balance Sheets                           3
   1.      Consolidated Statements of Operations                 5
   1.      Consolidated Statements of Cash Flows                 6
   1.      Notes to Consolidated Financial Statements            7
   2.      Management's Discussion and Analysis of
           Financial Condition and Results of Operations        11


                      PART II. OTHER INFORMATION

   2.      Changes in Securities and Use of Proceeds            25
   6.      Exhibits and Reports on Form 8-K                     25
   --      Signatures                                           26

                                    PART I.
                          ITEM 1. FINANCIAL STATEMENTS
                     ---------------------------------------
                        FX ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                     JUNE         DECEMBER
                                                    30, 1999      31, 1998
                                                   -----------------------
                                                   (UNAUDITED)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents ..................... $  2,193,925   $  1,811,780
 Investment in marketable debt securities ......    6,432,788      2,929,914

 Accounts receivable:
  Accrued oil sales ............................      176,195         95,064
  Interest receivable ..........................      173,858         86,258
  Joint interest owners and others .............      169,999        240,102
 Advances to oil and gas ventures ..............      157,054             --
 Inventory .....................................       65,886         68,327
 Other current assets ..........................       83,712         66,053
                                                  -----------    -----------
   Total current assets ........................    9,453,417      5,297,498
                                                  -----------    -----------

PROPERTY AND EQUIPMENT, AT COST:
 Oil and gas properties (successful efforts
 method):
  Proved .......................................    1,677,597      1,605,279
  Unproved .....................................    1,507,339      1,178,408
 Other property and equipment ..................    2,578,447      2,494,688
                                                  -----------    -----------
   Gross property and equipment ................    5,763,383      5,278,375
 Less accumulated depreciation, depletion and
 amortization ..................................   (2,931,831)    (2,679,441)
                                                  -----------    -----------
   Net property and equipment ..................    2,831,552      2,598,934
                                                  -----------    -----------

OTHER ASSETS:
 Certificates of deposit .......................      356,500        356,500
 Other .........................................        2,789             --
                                                  -----------    -----------
   Total other assets ..........................      359,289        356,500
                                                  -----------    -----------

TOTAL ASSETS.................................... $ 12,644,258   $  8,252,932
                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable .............................. $    363,885  $     420,906
 Accrued liabilities ...........................      475,000        911,950
                                                  -----------    -----------
   Total current liabilities ...................      838,885      1,332,856
                                                  -----------    -----------

   Total liabilities ...........................      838,885      1,332,856
                                                  -----------    -----------


STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value, 30,000,000
  shares authorized, 14,847,003 and 13,054,503
  issued and outstanding as of June 30, 1999 and
  December 31, 1998, respectively ..............       14,847         13,055

 Notes receivable from officers ................   (1,964,881)    (1,304,527)
 Additional paid-in capital ....................   38,168,472     31,112,861
 Accumulated deficit ...........................  (24,413,065)   (22,901,313)
                                                  -----------    -----------
   Total stockholders' equity ..................   11,805,373      6,920,076
                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...... $ 12,644,258   $  8,252,932
                                                  ===========    ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                        FX ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                   FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                      ENDED JUNE 30,           ENDED JUNE 30,
                                  ---------------------   ----------------------

                                     1999        1998         1999        1998
                                 ---------  ---------    ---------  ----------
REVENUES:
 Oil sales ..................... $ 360,044  $  272,317   $  593,752   $ 604,145
 Contract drilling and well
  servicing ....................    91,254          --      178,797          --
 Gain on sale of property
  interests ....................        --          --           --     466,891
                                 ---------   ---------    ---------  ----------
   Total revenues ..............   451,298     272,317      772,549   1,071,036
                                 ---------   ---------    ---------  ----------

OPERATING COSTS AND EXPENSES:
 Lease operating expenses ......   178,568     211,414      414,637     496,876

 Production taxes ..............    24,323      20,549       38,691      41,448
 Geological and geophysical
 costs .........................   160,994     635,982      340,826     887,902
 Exploratory dry hole costs ....    32,859          --       32,859      12,324
 Contract drilling and well
 servicing costs ...............    80,512       9,726      133,386      21,112
 Depreciation, depletion and
 amortization ..................   125,960     177,335      252,389     356,131
 General and administrative ....   742,558     682,226    1,278,947   1,423,895
                                 ---------   ---------    ---------  ----------
   Total operating costs and
     expenses................... 1,345,774   1,737,232    2,491,735   3,239,688
                                 ---------   ---------    ---------  ----------

Operating loss..................  (894,476) (1,464,915)  (1,719,186) (2,168,652)
                                 ---------   ---------    ---------  ----------

Other income (expense):
 Interest and other income .....   105,243     111,552      207,434     296,185
                                 ---------   ---------    ---------  ----------
   Total other income ..........   105,243     111,552      207,434     296,185
                                 ---------   ---------    ---------  ----------

NET LOSS........................ $(789,233)$(1,353,363) $(1,511,752)$(1,872,467)
                                 =========   =========    =========  ==========


Basic and diluted net loss per
common share.................... $  (0.06)  $    (0.10) $     (0.11)$     (0.15)
                                 =========   =========    =========  ==========


Basic and diluted weighted
average number of shares
outstanding.....................14,016,618  13,003,618   13,538,218  12,913,772
                                ==========  ==========   ==========  ==========





    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                        FX ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                   FOR THE SIX MONTHS ENDED
                                                           JUNE 30,
                                                  --------------------------
                                                       1999         1998
                                                  ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ......................................  $(1,511,752) $ (1,872,467)
 Adjustments to reconcile net loss to net cash
 used in operating activities: .................
  Depreciation, depletion and amortization .....      252,389       356,131
  Gain on sale of property interests ...........           --      (466,891)
  Common stock issued for services .............           --       119,375
 Increase (decrease) from changes in:
  Accounts receivable ..........................     (181,739)      475,825
  Advances to oil and gas ventures .............     (157,054)           --

  Inventory ....................................        2,441         2,443
  Other current assets .........................      (17,659)       44,707
  Accounts payable and accrued liabilities .....     (690,971)      (34,917)
                                                  -----------  ------------
   Net cash used in operating activities .......   (2,304,345)   (1,375,794)
                                                  -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to oil and gas properties ...........     (210,249)     (139,517)
 Additions to other property and equipment .....      (63,438)     (193,541)
 Additions to other assets .....................       (2,789)     (142,852)
 Proceeds from sale of property interests ......        6,000       500,000
 Proceeds from sale of other property and
  equipment ....................................           --         3,267
 Purchase of marketable debt securities            (5,459,874)   (5,391,586)
 Proceeds from maturing marketable debt
  securities                                        1,957,000     5,375,000
                                                  -----------  ------------
   Net cash provided by (used in) investing
     activities                                    (3,773,350)       10,771
                                                  -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances to officers ..........................     (597,563)     (771,270)
 Proceeds from sale of common stock (net of
  offering costs) ..............................    7,057,403            --
 Proceeds from exercise of warrants and options            --        76,700
                                                  -----------  ------------
   Net cash provided by (used in) financing
     activities.................................    6,459,840      (694,570)
                                                  -----------  ------------

INCREASE OR (DECREASE) IN CASH AND CASH               382,145    (2,059,593)
EQUIVALENTS ....................................
Cash and cash equivalents at beginning of period    1,811,780     4,511,919
                                                  -----------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......  $ 2,193,925  $  2,452,326
                                                  ===========  ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                        FX ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1:   BASIS OF PRESENTATION

     The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and Subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy's quarterly report on Form 10-Q for the three months ended March 31, 1999 and the annual report on Form 10-K for the year ended December 31, 1998, including the financial statements and notes thereto.

     The consolidated financial statements include the accounts of FX Energy, its wholly-owned subsidiaries and FX Energy's undivided interests in Poland. All significant inter-company accounts and transactions have been eliminated in consolidation. At June 30, 1999, FX Energy owned 100% of the voting stock of all of its subsidiaries.

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

NOTE 2:   INCOME TAXES

     FX Energy recognized no income tax benefit from the losses generated in the first six months of 1999 and the first six months of 1998.

NOTE 3:   BUSINESS SEGMENTS

     FX Energy operates within two segments of the oil and gas industry: the exploration and production segment ("E&P") and the contract drilling and well servicing segment ("contract services") and, within one segment of the mining industry. Mining, which consists of gold exploration on FX Energy's Sudety Project Area in Poland, is immaterial to FX Energy and is not considered a reportable business segment by FX Energy. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, current liabilities and other assets are not allocated to business segments for management reporting or business segment disclosure purposes.

     Reportable business segment information for the three months ended June 30, 1999, six months ended June 30, 1999 and as of June 30, 1999 follows:

     [CAPTION]

                        REPORTABLE SEGMENTS
                        -------------------     NON-       NON-
                                   CONTRACT  REPORTABLE  SEGMENTED
                          E&P      SERVICES   SEGMENTS     ITEMS       TOTAL
                        --------  ---------  ----------  ---------  ---------
THREE MONTHS ENDED JUNE 30, 1999:
 Revenues ........... $ 360,044  $  91,254  $     --           --   $  451,298
 Net Loss (1) .......   (35,750)   (70,193)  (14,682)    (668,608)    (789,233)

SIX MONTHS ENDED JUNE 30, 1999:
 Revenues ...........   593,752    178,797        --            --     772,549
 Net Loss (2) .......  (241,652)  (116,458)  (19,784)   (1,133,858) (1,511,752)

AS OF JUNE 30, 1999:
Identifiable net
 property and
 equipment (3). .....  2,014,387   623,405        --       193,760   2,831,552

  (1) Non-segmented items include $742,558 of general and administrative expenses, $105,243 of other income and $31,293 of corporate DD&A.
  (2) Non-segmented items include $1,278,947 of general and administrative expenses, $207,434 of other income and $62,345 of corporate DD&A.
  (3) Non-segmented items include $193,760 of corporate office equipment, hardware and software.

     Reportable business segment information for the three months ended June 30, 1998, six months ended June 30, 1998 and as of June 30, 1998 follows:

                        REPORTABLE SEGMENTS
                        -------------------     NON-       NON-
                                   CONTRACT  REPORTABLE  SEGMENTED
                          E&P      SERVICES   SEGMENTS     ITEMS       TOTAL
                        --------  ---------  ----------  ---------  ---------
THREE MONTHS ENDED JUNE 30, 1998:
 Revenues ........... $ 272,317  $      --  $     --   $       --  $   272,317
 Net Loss (1) .......  (646,460)   (87,744)  (15,445)     (603,714) (1,353,363)

SIX MONTHS ENDED JUNE 30, 1998:
 Revenues ...........  1,071,036        --        --           --    1,071,036
 Net Loss (2) .......  (486,846)  (177,148)  (20,547)   (1,187,926) (1,872,467)

AS OF JUNE 30, 1998:
 Identifiable net
 property and
 equipment (3) ......  7,582,940   811,136        --       307,123   8,701,199

  (1) Non-segmented items include $682,226 of general and administrative expenses, $111,552 of other income and $33,040 of corporate DD&A.
  (2) Non-segmented items include $1,423,895 of general and administrative expenses, $296,185 of other income and $60,216 of corporate DD&A.
  (3) Non-segmented items include $307,123 of corporate office equipment, hardware and software.


NOTE 4:   SUPPLEMENTAL NON-CASH ACTIVITY DISCLOSURE

      Non-Cash Investing Activities

      During the six months ended June 30, 1999, additions to oil and gas properties included $197,000 of unproved property additions financed by accrued liabilities as of June 30, 1999.

      Non-Cash Financing Activities

      During the three months ended March 31, 1998, two of FX Energy's officers exercised their options to purchase 150,000 shares each of FX Energy's common stock at $1.50 per share. Each officer utilized a $100,000 bonus earned during 1997 and a $125,000 note payable to FX Energy to pay for the cost of exercising their respective options.

NOTE 5:     NET LOSS PER SHARE

      Basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net loss by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants and convertible preferred stock. Options and warrants to purchase 3,678,240 shares of common stock at prices ranging from $1.50 to $10.25 per share were outstanding at June 30, 1999. Options and warrants to purchase 3,310,694 shares of common stock at prices ranging from $1.10 to $10.25 per share were outstanding at June 30, 1998. No options or warrants were included in the computation of diluted earnings per share for the periods ended June 30, 1999 and 1998 because the effect would have been antidilutive.

NOTE 6:   ADVANCES TO OFFICERS

      On April 8, 1999, FX Energy made final advances totaling $500,000 to two officers in accordance with the April 10, 1998 agreements with such officers.
FX Energy now has no further commitment to advance additional funds to the
officers.   As of June 30, 1999, advances to officers was  $1,964,881, including principal and accrued interest at 7.7% from the date of each advance. The advances are payable to FX Energy on or before December 31, 1999.

NOTE 7:   PRIVATE PLACEMENT OF SECURITIES

      During May 1999, FX Energy completed a private placement that resulted in the sale of 1,792,500 shares of common stock resulting in gross proceeds of $7.2 million ($7.1 million net). The proceeds from this placement are to be used to partially fund activities on the Lachowice Farm-in and for other general corporate purposes. No placement fees were paid by FX Energy in connection with the sale of the aforementioned shares.

NOTE 8:   SUBSEQUENT EVENTS

      Continuation of Drilling Operations in Poland

      Drilling operations on the Siedliska #2, located on POGC option acreage in the northern portion of the Lublin Project Area, commenced on July 18, 1999 with POGC as operator. Under terms of the Apache Exploration Program, the Siedliska #2 counts as an earning well. Accordingly, Apache will cover all of FX Energy's 33.3% drilling and completion costs in the well.

      Drilling operations on the Witkow #1, located on POGC option acreage in the southeastern portion of the Lublin Project Area, commenced on July 19, 1999 with Apache as operator. Under terms of the Apache Exploration Program, the Witkow #1 counts as an earning well. Accordingly, Apache will cover all of FX Energy's 45% drilling and completion costs in the well.

      Drilling operations on the Andrychow #6, located on POGC option acreage in the Carpathian Project Area near Lachowice, commenced during the first week of July 1999 with POGC as operator. FX Energy has elected to retain and pay for a 5% working interest in the well.

     Homestake Terminates Gold Exploration on the Sudety Project Area

     On July 26, 1999, Homestake terminated its agreement with FX Energy to jointly explore for gold on FX Energy's Sudety Project Area in southwestern Poland. During 1997, Homestake initially paid FX Energy $212,000 and agreed to spend a minimum of $1,100,000 over two years exploring the Sudety Project Area. Homestake completed its minimum exploration commitments during the first six months of 1999.

                                     ITEM 2
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
   --------------------------------------------------------------------------

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

 -Uncertainties of certain terms to be determined in the future relating to FX -Energy's oil, gas and mining interests, including exploitation fees, royalty rates and other matters;
 -Future drilling and other exploration schedules and sequences for various wells and other activities;
 -Uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Poland;
 -The future ability of FX Energy to attract strategic partners to share the costs of exploration, exploitation, development and acquisition activities; and
 -Future plans and the financial and technical resources of strategic partners.

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


CORPORATE OVERVIEW

     FX Energy explores for oil, gas and gold in the Republic of Poland where it recently signed, jointly with Apache, the first ever oil and gas development agreement between western companies and POGC, covering a POGC shut-in gas discovery. FX Energy holds the largest oil and gas exploration acreage position in Poland by a foreign company, in terms of both gross and net acres, covering five separate project areas containing approximately 15.8 million gross acres and also has gold concessions covering approximately 166,000 gross acres. In the western United States, FX Energy produces oil from fields in Montana and Nevada, has a contract drilling and well servicing company in northern Montana and oil and gas exploration prospects in several western states.

FINANCIAL CONDITION

     Working Capital

     FX Energy's working capital was $8,615,000 as of June 30, 1999, an increase of $4,650,000 as compared to $3,965,000 million at December 31, 1998. The increase was principally due to gross proceeds of $7,170,000 from a private placement of 1,792,500 shares of common stock during the second quarter of 1999.

     Operating Activities

     Net cash used in operating activities was $2,304,000 during the first six months of 1999, an increase of $928,000 as compared to $1,376,000 for the same period of 1998. During the first six months of 1999, FX Energy had a net loss before DD&A of $1,260,000 and incurred negative net working capital changes of $1,044,000. During the first six months of 1998, FX Energy had a net loss before DD&A and gain on sale of property interests of $1,983,000, issued $119,000 of common stock for services and incurred positive net working capital changes of $488,000.

     Investing Activities

     Net cash used in investing activities was $3,773,000 during the first six months of 1999, as compared to net cash provided by investing activities of $11,000 for the same period of 1998. During the first six months of 1999, FX Energy spent $73,000 on upgrading its producing properties, a net amount of $131,000 on unproved properties, $56,000 on upgrading its drilling well servicing equipment, $10,000 on other assets and a net amount of $3,503,000 on investing in marketable debt securities. During the first six months of 1998, the Company spent $91,000 to upgrade its producing operations (primarily in the Cut Bank field in northern Montana), $48,000 for undeveloped leaseholds ($33,000 in the Baltic Project Area and $15,000 in the Williston Basin), a net amount of $108,000 to upgrade its drilling and well servicing equipment, $82,000 for additional office equipment and $143,000 on other assets. Also, during the first six months of 1998, the Company received $500,000 from Apache as an up front cash payment relating to Apache's participation in the Company's Carpathian Project Area and had a net increase in marketable debt securities of $17,000.

     Financing Activities

     Net cash provided by financing activities was $6,460,000 during the first six months of 1999 as compared to $695,000 used in financing activities in the same period of 1998. During the first six months of 1999, FX Energy advanced two of its officers a total of $597,000 and realized net proceeds after offering costs of $7,057,000 from the sale of 1,792,500 shares of FX Energy's common stock. During the first six months of 1998, FX Energy advanced two officers $771,000 and options and warrants for 340,000 shares were exercised resulting in net proceeds of $527,000, including $77,000 in cash, notes receivable of $250,000 and a reduction in accrued liabilities of $200,000.

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

     Under agreements between FX Energy and Apache signed during 1997, 1998 and early 1999, Apache has agreed to perform certain earning requirements to earn a fifty-percent interest in FX Energy's Lublin and Carpathian project areas (the "Apache Exploration Program"). A summary of the items included in the Apache Exploration Program for which Apache must pay all of FX Energy's pro rata share of costs during the first three years of a six year exploration period follows:

                                             PROJECT AREA
                                 ---------------------------
                                  LUBLIN       CARPATHIAN        TOTAL
                                 ---------     ----------       --------
Drilling costs (1)........         7 wells        3 wells       10 wells
Completion costs (2)......         7 wells             --        7 wells
2D seismic (1)............        1,650 km         350 km       2,000 km
Concession and usufruct fees     $ 695,000      $ 160,000      $ 855,000
Annual training costs (3).      $   80,000     $   15,000     $   95,000
G&A costs incurred in Poland   All through    All through    All through
 (4) .....................        1999           1999           1999

(1) Apache drilled two exploratory wells on the Lublin Project Area and completed its 1,650 km seismic acquisition requirement for the Lublin Project Area during 1998.
(2) Should an exploratory well discover commercial reserves, Apache will be required to pay FX Energy's pro rata share of completion costs for exploratory wells drilled on the Lublin Project Area. FX Energy must pay for its pro rata share of any completion costs for exploratory wells drilled on the Carpathian Project Area.
(3) Annual training cost amounts reflect expenditures required to be spent each year.
(4) FX Energy will not incur any of its pro rata share of Apache's Polish G&A costs on the Lublin or Carpathian project areas until after Apache fulfills its exploratory well drilling requirements on each of the respective project areas or the end of 1999, whichever is later.

     The first two wells under the Apache Exploration Program, the Czernic 277-2 and the Poniatowa 317-1, were both exploratory dry holes drilled on the Lublin Project Area during 1998. The Siedliska #2, the third earning well, was commenced during July 1999 with POGC as operator. The fourth well, the Witkow #1 was also commenced during July 1999 with Apache as operator. FX Energy has a 33.3% working interest in the Siedliska #2 and a 45% working interest in the Witkow #1. Under terms of the Apache Exploration Program, Apache must cover all of FX Energy's pro-rata share of cost for all earning wells. Apache plans to complete its Lublin Project Area drilling requirements by drilling five wells during 1999 and its Carpathian Project Area drilling requirements by drilling three wells during 2000 and 2001.

     Under other terms of the FX Energy and Apache AMI, FX Energy and Apache are equal fifty-fifty partners in the Pomeranian and Warsaw West project areas, Apache is the operator of all project areas covered by the FX Energy and Apache AMI and the remaining earning exploratory wells may be selected anywhere within the AMI at the consent of both parties.

     Option Agreements with FX Energy, Apache and POGC

     FX Energy and Apache entered into agreements (the "Option Agreements") with POGC during 1997 and 1998 whereby each has an independent reciprocal right to participate, with up to a one-third interest, in hydrocarbon exploration of POGC controlled areas adjacent to and near the Lublin, Carpathian and Pomeranian project areas. In turn, POGC has the reciprocal right to participate in hydrocarbon exploration, with up to a one-third interest determined on a block by block basis, on the Lublin, Carpathian and Pomeranian project areas. The Warsaw West and Baltic project areas are not subject to any option agreements between FX Energy, Apache or POGC.

     During June 1999, FX Energy elected to participate in drilling the Andrychow #6, an exploratory well operated by POGC located on POGC option acreage within the Carpathian Project Area. FX Energy has a 5% working interest in the well. POGC commenced drilling the Andrychow #6 during the first week of July 1999.

     Lachowice Farm-in Agreement with Apache and POGC

     On February 26, 1999, FX Energy and Apache entered into a farm-in agreement with POGC whereby FX Energy and Apache will each earn a one-third interest in POGC's Lachowice Field, which is located within the Carpathian Project Area.
The Lachowice Field contains three shut-in gas wells that have yet to be commercially produced. The wells previously tested at an average production rate of 5.7 MMcf of gas per day per well by POGC. Under terms of the agreement, FX Energy and Apache will pay all of the following costs in order to earn a one-third interest each in the project: (1) test and recomplete up to three shut-in gas wells; (2) drill three additional wells, if warranted; and (3) construct gathering and processing facilities, if warranted. All costs and net revenues thereafter, including additional development drilling and lease operating costs, will be shared one-third each by FX Energy, Apache and POGC. Field work on the Lachowice Farm-in commenced during late June with Apache as the operator. Due to extensive testing planned on the wells, definitive testing results may not be available for several months.

     Baltic Project Area

     Under terms of the Baltic Usufruct signed in March 1996, FX Energy was required to relinquish at least fifty-percent of the Baltic Project Area's undeveloped acreage on or before the end of the first three year exploration period. During March 1999, FX Energy relinquished approximately 1.2 million acres, leaving a total of approximately 0.9 million undeveloped acres in the

Baltic Project Area.   The Polish government also consented to applying the
Gladysze #1-A, the second well drilled on the Baltic Project Area during 1997, to the work commitment for the second three year exploration phase. As such, FX Energy has satisfied all work commitments applicable to the Baltic Project Area's six year exploration phase and is currently seeking an industry partner to conduct additional joint exploration in the Baltic Project Area. None of FX Energy's other Project Areas in Poland have mandatory acreage relinquishment provisions during their respective exploration periods.

     CAPITAL REQUIREMENTS

     General

     FX Energy had $8.6 million of cash equivalents and marketable debt securities with no long-term debt as of June 30, 1999. This amount is expected to be sufficient to fund FX Energy's minimal exploration and operating requirements during the remainder of 1999 and most of 2000. FX Energy does intend to seek additional capital to fund any activities outside the scope of its minimum exploration and operating activities.

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

      Exploration Capital Requirements

     During the remainder of 1999, FX Energy expects to have substantially all the cost of its share of exploration activities covered by Apache. The primary focus for the remainder of 1999 is expected to be in the Lublin Project Area, where Apache has agreed to complete its requirement to drill the remaining five exploratory wells, all at no cost to FX Energy, to earn a fifty-percent interest in the Lublin Project Area. In the Carpathian Project Area, Apache is expected to acquire new seismic data this year and commence drilling the first of three exploratory wells in 2000, at no cost to FX Energy, to earn a fifty-percent interest in the Carpathian Project Area. During July 1999, FX Energy elected to participate in drilling the Andrychow #6 with a five-percent interest, an exploratory well operated by POGC located on POGC option acreage within the Carpathian Project Area near Lachowice. FX Energy's pro-rata share of costs for the Andrychow #6 is expected to be approximately $110,000. Initial exploratory efforts, which include new 2D seismic acquisition and the first exploratory well, are expected to occur in 2000 on the Pomeranian Project Area and in 2001 on the Warsaw West Project Area, where FX Energy and Apache are equal partners. Additional exploration of the Baltic Project Area has been deferred until FX Energy attracts an industry partner.

     Due to recent volatile oil prices coupled with its increasing focus on Poland, FX Energy expects to incur minimal exploration expenditures on its domestic operations during the remainder of 1999.

     Development Capital Requirements

     Development activity on the Lachowice Farm-in commenced during the second quarter of 1999. FX Energy expects to spend up to $300,000 per well for its pro rata share of costs to re-enter and recomplete up to three shut-in gas wells during 1999, $2.5 million per well to drill three additional development wells during 2000, if warranted, and $1.5 million for production facilities during 2000, if warranted. During May 1999, FX Energy raised $7.2 million through a private placement of securities, of which $3.4 million was allocated to partially fund its initial capital requirements for the Lachowice Farm-in. FX Energy intends to seek additional capital to fully fund the Lachowice Farm-in as development activities warrant. Under the AMI agreement with Apache, FX Energy and Apache are now aggressively pursuing additional production development and production enhancement opportunities with POGC. FX Energy plans to seek additional capital, as required, to fund its participation costs in any additional Polish appraisal/development projects it may enter into with Apache and POGC.

     Due to recent volatile oil prices coupled with its increasing focus on Poland, FX Energy expects to incur minimal developmental expenditures on its domestic operations during the remainder of 1999.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     FX Energy operates within two segments of the oil and gas industry: the E&P segment and the contract services segment, and within one segment of the mining industry. Mining, which consists of gold exploration on FX Energy's Sudety Project Area in Poland, is not a material segment and is excluded from the following discussion. Depreciation, depletion and amortization costs ("DD&A") directly associated with their respective segments are detailed within the following discussion. General and administrative costs ("G&A"), interest income and other income are not allocated to individual operating segments for management or segment reporting purposes and are discussed in their entirety following the segment discussion.

     COMPARISON OF THE SECOND QUARTER OF 1999 TO THE SECOND QUARTER OF 1998

     E&P - OIL AND GAS SEGMENT

     Oil Revenues

     Oil revenues were $360,000 during the second quarter of 1999, an increase of $88,000 as compared to $272,000 during the same period of 1998. During the second quarter of 1999, FX Energy's oil revenues were positively affected by increased oil prices, which were partially offset by lower production rates attributable to the natural production declines of FX Energy's producing properties. During the second quarter of 1998, FX Energy's oil revenues were negatively affected by decreased oil prices and lower production rates attributable to the natural production declines of FX Energy's producing properties.

     A summary of the percentage change in oil revenues, average oil price and oil production for second quarter of 1999 and 1998 as compared to their respective prior year's period are set forth in the following table:

                                              QUARTER ENDED JUNE 30,
                                              ----------------------
                                                1999          1998
                                              --------      --------
OIL REVENUES.............................     $360,000      $272,000
 Percent change versus prior year's
  quarter                                          +32%          -46%

AVERAGE OIL PRICE........................      $ 14.22        $ 9.93
 Percent change versus prior year's
  quarter                                          +43%          -37%

PRODUCTION VOLUMES (BBLS)................       25,323        27,417
 Percent change versus prior year's
  quarter                                           -8%          -13%

     Gain on Sale of Property Interests

     FX Energy recognized no gain on sale of property interests during the second quarter of 1999 and the second quarter of 1998. The amount of gain on sale of property interests will continue to vary from period to period, depending on the timing of completed deals and the amount of up-front cash consideration, if any.

     Lease Operating Costs

     FX Energy's lease operating costs are composed of normal recurring lease operating expenses ("LOE") and production taxes. Lease operating costs were $203,000 during the second quarter of 1999, a decrease of $29,000 as compared to $232,000 during the same period of 1998. A comparative discussion of each component of lease operating costs incurred during the second quarter of 1999 and 1998 follows:

     LOE costs were $179,000 during the second quarter of 1999, a decrease of $32,000 as compared to $211,000 during the same period of 1998. During the second quarter of 1999, FX Energy deferred workovers and further reduced its LOE costs by re-designing the pattern of injecting fluids into the Cut Bank Sand Unit, its principal producing property. As a result, electrical, maintenance, labor and other costs were reduced and the lifting cost per barrel declined to $7.05 during the second quarter of 1999, a decrease of $0.66 as compared to $7.71 for the second quarter of 1998. During the second quarter of 1998, FX Energy deferred workovers and performed only routine maintenance on its producing properties due to depressed and volatile oil prices.

     Production taxes were $24,000 during the second quarter of 1999, an increase of $3,000 as compared to $21,000 during the same period of 1998. The increase in production taxes during the second quarter of 1999 was attributable to higher oil prices which were partially offset by lower production volumes during the second quarter of 1999 as compared to the same period of 1998. Refer to the table in E&P - Oil and Gas Segment Oil Revenues for the percentage fluctuations in the average oil price and oil production for the second quarter of 1999 and 1998 as compared to their respective prior year periods.

     DD&A  Expense  - E&P

     DD&A expense for producing properties was $14,000 for the second quarter of 1999, a decrease of $52,000 as compared to $66,000 during the same period of 1998. The decrease during the second quarter of 1999 was directly attributable to the $5,885,000 write down of proved producing properties by FX Energy during the third and fourth quarters of 1998. As a result of the write down, the DD&A rate per barrel for the second quarter of 1999 was $0.54, a decrease of $1.55 as compared to $2.09 during the same period of 1998.

     Exploration Costs

     FX Energy's exploration costs consist of geological and geophysical costs ("G&G"), exploratory dry holes and non-producing leasehold impairments. Exploration costs were $194,000 during the second quarter of 1999, a decrease of $442,000 as compared to $636,000 during the same period of 1998. Exploration costs include $20,000 and $15,000 during the second quarter of 1999 and 1998, respectively, of G&G costs relating to FX Energy's mining operations, which are excluded from the discussion of the results of operations for this segment. A comparative discussion of each component of exploration costs incurred during the second quarter of 1999 and 1998 follows:

     G&G costs were $174,000 during the second quarter of 1999, a decrease of $447,000 as compared to $621,000 during the same period of 1998. During the second quarter of 1999, FX Energy's G&G costs were primarily covered by Apache in accordance with the Apache Exploration Program terms. Apache now incurs substantially all G&G costs relating to the Lublin and Carpathian project areas. During the second quarter of 1998, FX Energy incurred $300,000 of G&G costs in the Lublin Project Area for its share of a 2D seismic acquired jointly with Apache and issued stock valued at $119,000 to a Polish citizen for consulting services. G&G costs will continue to fluctuate from period to period, based on FX Energy's level of exploratory activity in Poland and the respective cost participation percentage of FX Energy's industry partners.

     Exploratory dry hole costs were $33,000 during the second quarter of 1999, as compared to no exploratory dry hole costs during the second quarter of 1998. All of the exploratory dry hole costs incurred during the second quarter of 1999 were associated with exploratory dry holes drilled during 1997.

There were no non-producing leasehold impairments during the second quarter of 1999 and 1998. As of June 30, 1999, FX Energy had capitalized unproved property costs of $1,507,000, including $712,000 domestically and $795,000 in Poland. In accordance with generally accepted accounting principles, an impairment charge will be recognized, determined on a property by property basis, in the event FX Energy determines any capitalized unproved property costs are not recoverable following unsuccessful exploration drilling or other factors. Non-producing leasehold impairments will continue to vary from period to period based on FX Energy's determination that capitalized costs of unproved properties, on a property by property basis, are not realizable.


     CONTRACT SERVICES - OIL AND GAS SEGMENT

     Contract Servicing Revenues

     FX Energy had contract servicing revenues of $91,000 during the second quarter of 1999, as compared to no contract servicing revenues during the second quarter of 1998. During the second quarter of 1999, FX Energy's drilling rig and well servicing equipment generated $91,000 of revenue from contract work on third party properties. During the second quarter of 1998, FX Energy's drilling rig was idle and all of its well servicing equipment was used solely on Company owned properties, resulting in no contract servicing revenues from third party sources. Contract servicing revenues will continue to fluctuate period to period based on the degree of emphasis on utilizing equipment on Company owned properties, the number of wells drilled, the amount of retained working interest, if any, and other factors.

     Contract Servicing Costs

     Contract servicing costs were $81,000 during the second quarter of 1999, an increase of $71,000 as compared to $10,000 for the same period of 1998. During the second quarter of 1999, all contract servicing costs were directly associated with contract third party work performed by FX Energy's well servicing equipment, which generated a gross profit of approximately 12% during the period. During the second quarter of 1998, FX Energy's drilling rig was idle and all well servicing equipment was used solely on Company owned properties, resulting in incurring only downtime maintenance costs associated with the drilling rig. Contract servicing costs will continue to fluctuate period to period based on the degree of emphasis on utilizing equipment on Company owned properties, the number of wells drilled, the amount of retained working interest, if any, and other factors.

     DD&A Expense - Contract Servicing

     DD&A expense for contract servicing was $81,000 during the second quarter of 1999, an increase of $6,000 as compared to $75,000 during the same period of
1998.   During the last six months of 1998 and the first six months of 1999, FX
Energy spent $151,000 to upgrade its drilling and well servicing equipment, which in turn resulted in a higher DD&A expense during the second quarter of 1999 as compared to the same period of 1998. DD&A expense for contract servicing may continue to be progressively higher in succeeding periods due to capital additions in prior periods being depreciated in succeeding periods.

     NON-SEGMENTED INFORMATION

     G&A Costs

     G&A costs were $743,000 during the second quarter of 1999, an increase of $61,000 as compared to $682,000 for the same period of 1998. Primarily as a result of its level of activities in Poland during the second quarter of 1999, FX Energy incurred substantially more legal, travel and other associated G&A costs during the second quarter of 1999 as compared to the same period of 1998. G&A costs are expected to continue at current or higher levels with fluctuations from period to period due to the level of FX Energy's activities in Poland and the respective cost participation percentage of FX Energy's industry partners.

     DD&A Expense - Corporate

     DD&A expense for corporate activities was $31,000 during the second quarter of 1999, a decrease of $5,000 as compared to $36,000 during the same period of 1998. The decrease during the second quarter of 1999 as compared to the same period of 1998 is primarily the a result of office equipment with a depreciable life of three years becoming fully depreciated prior to the second quarter of 1999. DD&A expense for corporate activities may continue to fluctuate in succeeding periods due to equipment becoming fully depreciated and capital additions in prior periods being depreciated in succeeding periods.

     Interest and Other Income

     Interest and other income was $105,000 during the second quarter of 1999, relatively flat as compared to $112,000 during the same period of 1998. FX Energy's cash and marketable debt securities average balances during the second quarter of 1999 were comparable to the same period of 1998. Interest and other income will fluctuate from period to period primarily due to the average cash and marketable debt securities balances.

     COMPARISON OF THE FIRST SIX MONTHS OF 1999 TO THE FIRST SIX MONTHS OF 1998

     E&P - OIL AND GAS SEGMENT

     Oil Revenues

     Oil revenues were $594,000 during the first six months of 1999, a decrease of $10,000 as compared to $604,000 during the same period of 1998. During the first six months of 1999 and 1998, FX Energy's oil revenues were subject to price volatility and lower production rates attributable to the natural production declines of FX Energy's producing properties. A summary of the percentage change in oil revenues, average oil price and oil production for first six months of 1999 and 1998 as compared to their respective prior year's period are set forth in the following table:

                                            SIX MONTHS ENDED JUNE 30,
                                            -------------------------
                                                1999          1998
                                              --------      --------
OIL REVENUES                                  $594,000      $604,000
 Percent change versus prior year's
  quarter                                           -2%          -44%

AVERAGE OIL PRICE                               $11.44        $10.63
 Percent change versus prior year's
  quarter                                           +8%          -38%

PRODUCTION VOLUMES (BBLS)                       51,895        56,835
 Percent change versus prior year's
  quarter                                           -9%           -9%

     Gain on Sale of Property Interests

     FX Energy recognized no gain on sale of property interests during the first six months of 1999, as compared to $467,000 during the first six months of 1998. During the first six months of 1998, Apache paid FX Energy $500,000 of up-front cash consideration relating to its participation in FX Energy's Western Carpathian Concession, which was partially offset by associated costs of $33,000. The amount of gain on sale of property interests will continue to vary from period to period, depending on the timing of completed deals and the amount of up-front cash consideration, if any.

     Lease Operating Costs

     Lease operating costs were $454,000 during the first six months of 1999, a decrease of $84,000 as compared to $538,000 during the same period of 1998. A comparative discussion of each component of lease operating costs incurred during the first six months of 1999 and 1998 follows:

     LOE costs were $415,000 during the first six months of 1999, a decrease of $82,000 as compared to $497,000 during the same period of 1998. During the first six months of 1999, FX Energy deferred workovers and further reduced its LOE costs by re-designing the pattern of injecting fluids into the Cut Bank Sand Unit, its principal producing property. As a result, electrical, maintenance, labor and other costs were reduced and the lifting cost per barrel declined to $7.99 during the first six months of 1999, a decrease of $0.75 as compared to $8.74 for the first six months of 1998. During the first six months of 1998, FX Energy deferred workovers and performed only routine maintenance on its producing properties due to depressed and volatile oil prices.

     Production taxes were $39,000 during the first six months of 1999, a decrease of $2,000 as compared to $41,000 during the same period of 1998.
During the first six months of 1999 and 1998 production taxes averaged approximately 6.7% of oil revenues. The fluctuation in production taxes from period to period is directly associated with oil price volatility and changes in oil production rates from period to period. Refer to the table in E&P - Oil and Gas Segment Oil Revenues for the percentage fluctuations in the average oil price and oil production for the first six months of 1999 and 1998 as compared to their respective prior year periods.

     DD&A  Expense  - E&P

     DD&A expense for producing properties was $28,000 for the first six months of 1999, a decrease of $112,000 as compared to $140,000 during the same period of 1998. The decrease during the first six months of 1999 was directly attributable to the $5,885,000 write down of proved producing properties by FX Energy during the third and fourth quarters of 1998. As a result of the write down, the DD&A rate per barrel for the first six months of 1999 was $0.54, a decrease of $1.92 as compared to $2.46 during the same period of 1998.

     Exploration Costs

     Exploration costs were $374,000 during the first six months of 1999, a decrease of $526,000 as compared to $900,000 during the same period of 1998. Exploration costs include $20,000 and $21,000 during the six months ended June 30, 1999 and 1998, respectively, of G&G costs relating to FX Energy's mining operations, which are excluded from the discussion of the results of operations for this segment. A comparative discussion of each component of exploration costs incurred during the first six months of 1999 and 1998 follows:

     G&G costs were $354,000 during the first six months of 1999, a decrease of $525,000 as compared to $879,000 during the same period of 1998. During the first six months of 1999, FX Energy's G&G costs were primarily covered by Apache in accordance with the Apache Exploration Program terms. Apache now incurs substantially all G&G costs relating to the Lublin and Carpathian project areas. During the first six months of 1998, FX Energy incurred $300,000 of G&G costs in the Lublin Project Area for its share of 2D seismic acquired jointly with Apache and issued stock valued at $119,000 to a Polish citizen for consulting services. G&G costs will continue to fluctuate from period to period, based on FX Energy's level of exploratory activity in Poland and the respective cost participation percentage of FX Energy's industry partners.

     Exploratory dry hole costs were $33,000 during the first six months of 1999, an increase of $21,000 as compared to $12,000 during the first six months of 1998. All of the exploratory dry hole costs incurred during the first six months of 1999 and 1998 were associated with exploratory dry holes drilled during 1997.

     There were no non-producing leasehold impairments during the first six months of 1999 and 1998. As of June 30, 1999, FX Energy had capitalized unproved property costs of $1,507,000, including $712,000 domestically and $712,000 in Poland. In accordance with generally accepted accounting principles, an impairment charge will be recognized, determined on a property by property basis, in the event FX Energy determines any capitalized unproved property costs are not recoverable following unsuccessful exploration drilling or other factors. Non-producing leasehold impairments will continue to vary from period to period based on FX Energy's determination that capitalized costs of unproved properties, on a property by property basis, are not realizable.

     CONTRACT SERVICES  - OIL AND GAS SEGMENT

     Contract Servicing Revenues

     FX Energy had contract servicing revenues of $179,000 during the first six months of 1999, as compared to no contract servicing revenues during the first six months of 1998. During the first six months of 1999, FX Energy's drilling rig and well servicing equipment generated $179,000 of revenue from contract work on third party properties. During the first six months of 1998, FX Energy's drilling rig was idle and all of its well servicing equipment was used solely on Company owned properties, resulting in no contract servicing revenues from third party sources. Contract servicing revenues will continue to fluctuate period to period based on the degree of emphasis on utilizing equipment on Company owned properties, the number of wells drilled, the amount of retained working interest, if any, and other factors.

     Contract Servicing Costs

     Contract servicing costs were $133,000 during the first six months of 1999, an increase of $112,000 as compared to $21,000 for the same period of 1998. During the first six months of 1999, all contract servicing costs were directly associated with contract third party work performed by FX Energy's well servicing equipment, which generated a gross profit of approximately 25% during the period. During the first six months of 1998, FX Energy's drilling rig was idle and all well servicing equipment was used solely on Company owned properties, resulting in incurring only downtime maintenance costs associated with the drilling rig. Contract servicing costs will continue to fluctuate period to period based on the degree of emphasis on utilizing equipment on Company owned properties, the number of wells drilled, the amount of retained working interest, if any, and other factors.

     DD&A Expense - Contract Servicing

     DD&A expense for contract servicing was $162,000 during the first six months of 1999, an increase of $6,000 as compared to $156,000 during the same period of 1998. During the last six months of 1998 and the first six months of 1999, FX Energy spent $151,000 to upgrade its drilling and well servicing equipment, which in turn resulted in a higher DD&A expense during the second quarter of 1999 as compared to the same period of 1998. DD&A expense for contract servicing may continue to be progressively higher in succeeding periods due to capital additions in prior periods being depreciated in succeeding periods.

     NON-SEGMENTED INFORMATION

     G&A Costs

     G&A costs were $1,279,000 during the first six months of 1999, a decrease of $145,000 as compared to $1,424,000 for the same period of 1998. Primarily as a result of its level of activities in Poland during the first six months of 1999, FX Energy incurred substantially less legal, travel and other associated G&A costs during the first six months of 1999 as compared to the same period of 1998. G&A costs are expected to continue at current or higher levels with fluctuations from period to period due to the level of FX Energy's activities in Poland and the respective cost participation percentage of FX Energy's industry partners.

     DD&A Expense - Corporate

     DD&A expense for corporate activities was $62,000 during the first six months of 1999, a decrease of $57,000 as compared to $119,000 during the same period of 1998. The decrease during the first six months of 1999 as compared to the same period of 1998 is primarily the result of office equipment with a depreciable life of three years becoming fully depreciated prior to 1999. DD&A expense for corporate activities may continue to fluctuate in succeeding periods due to equipment becoming fully depreciated and capital additions in prior periods being depreciated in succeeding periods.

     Interest and Other Income

     Interest and other income was $207,000 during the first six months of 1999, a decrease of $89,000 as compared to $296,000 during the same period of 1998. FX Energy's average cash and marketable debt securities balances were lower during the first six months of 1999 as compared to the same period of 1998. As a result, FX Energy earned $206,000 of interest income during the first six months of 1999, a decrease of $77,000 as compared to $283,000 for the same period of 1998.

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



                                    PART II.
                               OTHER INFORMATION
               --------------------------------------------------
               ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

PRIVATE PLACEMENT OF SECURITIES

     On April 8, 1999, FX Energy initiated a private placement that resulted in the sale during May 1999 of 1,792,500 shares of FX Energy's common stock, resulting in gross proceeds of $7.2 million ($7.1 million net), without registration under the Securities Act of 1933, These securities were issued in reliance on the exemptions from the registration and prospectus delivery requirements of the Securities Act provided in Section 4(2) thereof and Rule 506 under Regulation D promulgated by thereunder. On June 11, 1999, FX Energy registered the resale aforementioned securities with the Securities and Exchange Commission.

                           ITEM 5. OTHER INFORMATION

APPOINTMENT OF ADDITIONAL DIRECTORS

     During the second quarter of 1999, the Board of Directors appointed Dennis
B. Goldstein and Dennis L. Tatum as directors of FX Energy effective August 9, 1999. Mr. Goldstein is currently employed as Corporate Counsel and Assistant Secretary of Homestake Mining Company. Mr. Tatum has served as the Controller of FX Energy since 1997 and was appointed to the position of Vice President and Treasurer in 1998.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The following exhibits are included as part of this report:

EXHIBIT SEC REFERENCE
NUMBER    NUMBER                TITLE OF DOCUMENT           LOCATION
------- -------------  -------------------------------  -------------

 27.01      27         Financial Data Schedule                This
                                                             Filing


 (b) REPORTS ON FORM 8-K

     During the quarter ended June 30, 1999, FX Energy filed the following reports on Form 8-K:

      DATE OF EVENT REPORTED           ITEM(S)  REPORTED
      ----------------------         --------------------
             May 18, 1999            Item 5. Other Events
            June 10, 1999            Item 5. Other Events

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FX ENERGY, INC.

                                   (Registrant)


Date: August 10, 1999               By  /s/ David N. Pierce
                                        President, Director , Chief Executive
                                        Officer



Date: August 10, 1999               By  /s/ Dennis L. Tatum
                                        Vice-President, Treasurer and Chief
                                        Accounting Officer