Form 10-Q
period 1999-09-30
FX ENERGY INC
filed 1999-11-08
CIK 907649

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1999



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

                         Yes  X         No


The number of shares of $.001 par value common stock outstanding as of November 5, 1999 was 14,849,003.


                        FX ENERGY, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                               TABLE OF CONTENTS

  Item                     Description                    Page

                  Part I. Financial Information

   1.     Consolidated Balance Sheets                       3
   1.     Consolidated Statements of Operations             5
   1.     Consolidated Statements of Cash Flows             6
   1.     Notes to Consolidated Financial Statements        7
   2.     Management's Discussion and Analysis of
            Financial Condition and Results of             10
            Operations


                   Part II. Other Information

   6.     Exhibits and Reports on Form 8-K                 25
   --     Signatures                                       25

                                    PART I.
                          ITEM 1. FINANCIAL STATEMENTS

                        FX ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  September           December
                                                   30, 1999           31, 1998
                                               --------------     -------------
                                                 (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                   $    1,662,796     $   1,811,780
  Investment in marketable debt securities         5,911,625         2,929,914
  Accounts receivable:
     Accrued oil sales                               225,919            95,064
     Interest receivable                             134,475            86,258
     Joint interest owners and others                140,297           240,102
  Advances to oil and gas ventures                    52,414                --
  Inventory                                           66,812            68,327
  Other current assets                               151,017            66,053
                                               --------------      ------------
       Total current assets                        8,345,355         5,297,498
                                               --------------      ------------

Property and equipment, at cost:
  Oil and gas properties (successful efforts
     method):
     Proved                                        1,682,788         1,605,279
     Unproved                                      1,616,485         1,178,408
  Other property and equipment                     2,591,680         2,494,688
                                               --------------      ------------
       Gross property and equipment                5,890,953         5,278,375
 Less accumulated depreciation, depletion and
    amortization                                  (3,048,183)       (2,679,441)
                                               --------------      ------------
       Net property and equipment                  2,842,770         2,598,934
                                               --------------      ------------

Other assets:
  Certificates of deposit                            356,500           356,500
  Other                                                2,789                --
                                               --------------      ------------
       Total other assets                            359,289           356,500
                                               --------------      ------------

Total assets                                  $   11,547,414     $   8,252,932
                                               ==============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $      376,578     $     420,906
  Accrued liabilities                                464,058           911,950
                                               --------------      ------------
     Total current liabilities                       840,636         1,332,856
                                               --------------      ------------

Stockholders' equity:
  Common stock, $.001 par value, 30,000,000
    shares authorized, 14,849,003 and
    13,054,503 issued and outstanding as of
    September 30, 1999 and December 31,
    1998, respectively                               14,849             13,055
  Notes and interest receivable from officers    (2,000,456)        (1,304,527)
  Additional paid-in capital                     38,177,870         31,112,861
  Accumulated deficit                           (25,485,485)       (22,901,313)
                                               --------------      ------------
     Total stockholders' equity                  10,706,778          6,920,076
                                               --------------      ------------

Total liabilities and stockholders' equity    $  11,547,414     $    8,252,932
                                               ==============      ============

   The accompanying notes are an integral part of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                  For the three months    For the nine months ended
                                   ended September 30,          September 30,
                                  ---------------------    -------------------------
                                    1999          1998          1999         1998
                                  ---------  ----------    ------------ ------------
Revenues:
  Oil sales                    $   451,917   $  275,523    $ 1,045,669  $   879,668
  Contract drilling and well
     servicing                     410,540      150,065        589,337      150,065
  Gain on sale of property
     interests                          --           --             --      466,891
                                 ----------     ---------     ----------  ----------
     Total revenues                862,457      425,588      1,635,006    1,496,624
                                 ----------     ---------    ----------- -----------

Operating costs and expenses:
  Lease operating expenses         216,822      231,114        631,459      727,990
  Production taxes                  12,031       16,644         50,722       58,092
  Geological and geophysical
    costs                          364,145      232,504        704,971    1,120,406
  Exploratory dry hole costs       580,000       (3,421)       612,859        8,903
  Impairments                           --    5,639,645             --    5,639,645
  Contract drilling and well
    servicing costs                249,311      114,170        382,697      135,282
  Depreciation, depletion and      116,353      180,897        368,742      537,028
    amortization
  General and administrative       551,430      524,955      1,830,377    1,948,850
                                 ----------   ----------     ----------  -----------
     Total operating costs and
       expense                   2,090,092    6,936,508      4,581,827   10,176,196
                                 ----------   ----------     ----------  -----------

Operating loss                  (1,227,635)  (6,510,920)    (2,946,821)  (8,679,572)
                                 ----------   ----------     ----------   ----------
Other income (expense):
  Interest and other income        155,215      118,552        362,649      414,737
                                 ----------    --------      ----------  -----------
     Total other income            155,215      118,552        362,649      414,737
                                 ----------    --------      ----------  -----------

Net loss                       $(1,072,420) $(6,392,368)   $(2,584,172) $(8,264,835)
                                ===========  ===========    ===========  ===========

Basic and diluted net loss per
  common share                 $     (0.08) $     (0.49)   $     (0.18)  $     (.64)
                                ===========  ===========    ===========  ===========


Basic and diluted weighted
  average number of shares
  outstanding                   14,847,916   13,034,449     13,979,582   12,954,439
                                ===========  ===========    ===========  ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                  For the nine months ended
                                                        September 30,
                                                 ----------------------------
                                                      1999             1998
Cash flows from operating activities:
  Net loss                                    $   (2,584,172)  $  (8,264,835)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation, depletion and amortization      368,742         537,028
       Gain on sale of property interests                 --        (466,891)
       Impairments                                        --       5,639,645
       Exploratory dry hole costs                    128,922              --
       Common stock issued for services                   --         119,375
       Interest on officer loans                     (98,366)        (37,646)
  Increase (decrease) from changes in:
     Accounts receivable                             (99,587)        363,587
     Advances to oil and gas ventures                (52,414)             --
     Inventory                                         1,515           2,286
     Other current assets                            (84,964)         (5,591)
     Accounts payable and accrued liabilities       (752,642)       (250,367)
                                                -------------    ------------
       Net cash used in operating activities      (3,172,966)     (2,363,409)
                                                -------------    ------------

Cash flows from investing activities:
  Additions to oil and gas properties               (390,086)       (170,686)
  Additions to other property and equipment          (76,672)       (237,115)
  Additions to other assets                           (2,789)       (144,695)
  Proceeds from sale of property interests             6,000         505,000
  Proceeds from sale of other property and
     equipment                                            --           3,267
  Purchase of marketable debt securities          (6,138,711)     (5,790,791)
  Proceeds from maturing marketable debt
     securities                                    3,157,000       5,950,000
                                                -------------    ------------
     Net cash provided by (used in) investing
       activities                                 (3,445,258)        114,980
                                                -------------    ------------

Cash flows from financing activities:
  Advances to officers                              (597,563)       (869,080)
  Proceeds from sale of common stock (net of
     offering costs)                               7,053,553              --
  Proceeds from exercise of warrants and
     options                                          13,250         160,251
                                                -------------    ------------
     Net cash provided by (used in) financing
       activities                                  6,469,240        (708,829)
                                                -------------    ------------

Increase (decrease) in cash and cash equiavlents    (148,984)     (2,957,258)
  Cash and cash equivalents at beginning of
     period                                        1,811,780       4,511,919
                                                -------------    ------------
Cash and cash equivalents at end of period    $    1,662,796   $   1,554,661
                                                =============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1:        Basis of Presentation

     The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and Subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy's quarterly report on Form 10-Q for the three months ended March 31, 1999, the quarterly report on Form 10-Q for the six months ended June 30, 1999 and the annual report on Form 10-K for the year ended December 31, 1998, including the financial statements and notes thereto.

     The consolidated financial statements include the accounts of FX Energy, its wholly-owned subsidiaries and FX Energy's undivided interests in Poland and the United States. All significant inter-company accounts and transactions have been eliminated in consolidation. At September 30, 1999, FX Energy owned 100% of the voting stock of all of its subsidiaries.

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

Note 2:        Income Taxes

     FX Energy recognized no income tax benefit from the losses generated in the first nine months of 1999 and the first nine months of 1998.

Note 3:   Business Segments

     FX Energy operates within two segments of the oil and gas industry: the exploration and production segment ("E&P") and the contract drilling and well servicing segment ("contract services"). Mining, which consists of gold exploration on FX Energy's Sudety Project Area in Poland, is immaterial to FX Energy and is not considered to be a reportable business segment by FX Energy. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, current liabilities and other assets are not allocated to business segments for management reporting or business segment disclosure purposes.

     Reportable business segment information for the three months ended September 30, 1999, nine months ended September 30, 1999 and as of September 30, 1999 follows:

                                 Reportable Segments
                                 -------------------       Non-          Non-
                                             Contract    Reportable    Segmented
                                  E&P        Services     Segments       Items          Total
                                 ---------- ---------    -----------   ----------   -------------
Three months ended September 30, 1999:
   Revenues                      $ 451,917  $ 410,540    $        --   $       --   $    862,457
   Net profit or (loss)(1)        (721,408)    80,296        (11,571)    (419,737)    (1,072,420)

Nine months ended September 30, 1999:
   Revenues                      1,045,669    589,337             --           --      1,635,006
   Net loss(2)                    (963,059)   (36,164)       (31,355)  (1,553,594)    (2,584,172)

As of September 30, 1999:
   Identifiable net property
   and equipment(3)              2,116,829    549,169             --      176,772      2,842,770

  (1) Non-segmented items include $551,430 of general and administrative expenses, $155,215 of other income and $23,522 of corporate DD&A.
  (2) Non-segmented items include $1,830,377 of general and administrative expenses, $362,649 of other income and $85,866 of corporate DD&A.
  (3) Non-segmented items include $176,772 of corporate office equipment, hardware and software.

     Reportable business segment information for the three months ended September 30, 1998, nine months ended September 30, 1998 and as of September 30, 1998 follows:

                                 Reportable Segments
                                 ---------------------     Non-          Non-
                                             Contract    Reportable    Segmented
                                 E&P         Services     Segments       Items          Total
                                 ---------- ----------   -----------   ----------   -------------
Three months ended September 30, 1998:
   Revenues                      $ 275,523  $ 150,065    $        --   $       --   $    425,588
   Net loss(1)                  (5,907,457)   (43,808)        (4,084)    (437,019)    (6,392,368)

Nine months ended September 30, 1998:
   Revenues                      1,346,559    150,065             --           --      1,496,624
   Net loss(2)                  (6,394,303)  (222,065)       (24,631)  (1,623,836)    (8,264,835)

As of September 30, 1998:
   Identifiable net property
   and equipment (3)             1,898,886    772,240             --      279,274      2,950,400

  (1) Non-segmented items include $524,955 of general and administrative expenses, $118,552 of other income and $30,616 of corporate DD&A.
  (2) Non-segmented items include $1,948,850 of general and administrative expenses, $414,737 of other income and $89,723 of corporate DD&A.
  (3) Non-segmented items include $279,274 of corporate office equipment, hardware and software.


Note 4:        Supplemental Non-Cash Activity Disclosure

     Non-Cash Investing Activities

     During the nine months ended September 30, 1999, additions to oil and gas properties included $131,500 of unproved property additions financed by accrued liabilities.

     Non-Cash Financing Activities

     During the three months ended March 31, 1998, two of FX Energy's officers exercised their options to purchase 150,000 shares each of FX Energy's common stock at $1.50 per share. Each officer utilized a $100,000 bonus earned during 1997 and a $125,000 note payable to FX Energy to pay for the cost of exercising their respective options.

Note 5:        Net Loss Per Share

     Basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net loss by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants and convertible preferred stock. Options and warrants to purchase 3,692,572 shares of common stock at prices ranging from $1.50 to $10.25 per share were outstanding at September 30, 1999. Options and warrants to purchase 3,270,239 shares of common stock at prices ranging from $1.50 to $10.25 per share were outstanding at September 30, 1998. No options or warrants were included in the computation of diluted earnings per share for the periods ended September 30, 1999 and 1998 because the effect would have been antidilutive.

Note 6:        Advances to Officers

     During the first nine months of 1999, FX Energy made final advances to two officers in accordance with the April 10, 1998 agreements with such officers. FX Energy now has no further commitment to advance additional funds to the
officers.   As of September 30, 1999, advances to officers was  $2,000,456 including principal and accrued interest at 7.7% from the date of each advance. The advances are payable to FX Energy on or before December 31, 1999.

Note 7:   Private Placement of Securities

     During May 1999, FX Energy completed a private placement that resulted in the sale of 1,792,500 shares of common stock resulting in gross proceeds of $7.2 million ($7.1 million net of offering costs). The proceeds from this placement were intended to be used to partially fund activities on the Lachowice Farm-in and for other general corporate purposes. No placement fees were paid by FX Energy in connection with the sale of the aforementioned shares.

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

     Readers of this report are cautioned that any forward-looking statements, including those regarding FX Energy or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as
 . The future results of drilling individual wells and other exploration and development activities;
 . Future events that may result in the need for additional capital;
 . Fluctuations in prices for oil and gas;
 . Uncertainties of certain terms to be determined in the future relating to FX
  Energy's oil, gas and mining interests, including exploitation fees, royalty rates and other matters;
 . Future drilling and other exploration schedules and sequences for various wells and other activities;
 . Uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Poland;
 . The future ability of FX Energy to attract strategic partners to share the costs of exploration, exploitation, development and acquisition activities; and
 . Future plans and the financial and technical resources of strategic partners.

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

Corporate Overview

     FX Energy explores for oil and gas in the Republic of Poland, where it holds the largest exploration acreage position by a foreign company, in terms of both gross and net acres, covering approximately 15.8 million gross acres. FX Energy is exploring most of its Polish acreage with two strategic partners:
Apache Corporation ("Apache) and the Polish Oil and Gas Company ("POGC").

     In the western United States, FX Energy produces oil from fields in Montana and Nevada, has a contract drilling and well servicing company in northern Montana and oil and gas exploration prospects in several western states.

Financial Condition

     Working Capital

     FX Energy's working capital was $7,505,000 as of September 30, 1999, an increase of $3,540,000 as compared to $3,965,000 at December 31, 1998. The increase was principally due to net proceeds of $7,054,000 from a private placement of 1,792,500 shares of FX Energy's common stock during the second quarter of 1999.

     Operating Activities

     Net cash used in operating activities was $3,173,000 during the first nine months of 1999, an increase of $810,000 as compared to $2,363,000 for the same period of 1998. During the first nine months of 1999, FX Energy had a net loss after operating adjustments of $2,185,000 and incurred negative net working capital changes of $988,000. During the first nine months of 1998, FX Energy had a net loss after operating adjustments of $2,473,000 and incurred positive net working capital changes of $110,000.

     Investing Activities

     Net cash used in investing activities was $3,445,000 during the first nine months of 1999, as compared to net cash provided by investing activities of $115,000 for the same period of 1998. During the first nine months of 1999, FX Energy spent $78,000 on upgrading its producing properties, a net amount of $305,000 on unproved properties, $63,000 on upgrading its drilling well servicing equipment, $17,000 on miscellaneous assets, and a net amount of $2,982,000 on investing in marketable debt securities. During the first nine months of 1998, FX Energy spent $123,000 to upgrade its producing properties, a net amount of $42,000 for undeveloped leaseholds, a net amount of $149,000 to upgrade its drilling and well servicing equipment, $85,000 for additional office equipment and $145,000 on other assets. Also, during the first nine months of 1998, FX Energy received $500,000 from Apache as an up front cash payment relating to Apache's participation in FX Energy's Carpathian Project Area and had a net increase in marketable debt securities of $159,000.

     Financing Activities

     Net cash provided by financing activities was $6,469,000 during the first nine months of 1999, as compared to $709,000 used in financing activities in the same period of 1998. During the first nine months of 1999, FX Energy advanced two of its officers a total of $598,000, realized net proceeds after offering costs of $7,054,000 from the sale of 1,792,500 shares of FX Energy's common stock and options to purchase 2,000 shares of FX Energy's common stock were exercised resulting in net proceeds of $13,000. During the first nine months of 1998, FX Energy advanced two officers $869,000 and options and warrants for 379,122 shares were exercised resulting in net proceeds of $610,000, including $160,000 in cash, notes receivable of $250,000 and a reduction in accrued liabilities of $200,000.

Polish Acreage

     FX Energy holds oil and gas exploration rights on approximately 15.8 million gross acres in Poland as follows: (1) approximately 0.9 million gross acres in which FX Energy holds a one-hundred percent interest; (2) approximately
2.9 million gross acres in which FX Energy and Apache each hold a fifty-percent interest; (3) approximately 8.6 million gross acres in which FX Energy and Apache each hold a fifty-percent interest subject to proportionate reduction by POGC's option to participate with up to a one-third interest determined on a block by block basis; and (4) approximately 3.4 million gross acres held by POGC in which FX Energy and Apache have options to participate with up to a one-third interest each.

FX Energy and Apache Joint Exploration in Poland

     Area of Mutual Interest ("AMI Agreement") and the Apache Exploration
Program

     FX Energy and Apache entered into an AMI Agreement effective January 1, 1999, which further defined and modified several earlier agreements between FX Energy and Apache relating to their joint exploration activities in Poland. All of these agreements together, and the operations and obligations that relate to these agreements, are referred to as the "Apache Exploration Program". The AMI Agreement covers the entire country of Poland except for the 0.9 million acre Baltic Project Area. Under terms of the AMI Agreement, FX Energy and Apache must offer each other a fifty-percent interest in any new exploration, appraisal, development, acquisition or other oil and gas activity entered into in Poland during 1999 and 2000. Under terms of the Apache Exploration Program, Apache has either paid or committed to pay FX Energy's pro-rata share of the following items:

                                        Initial      Completed         Remaining
                                     Commitment    Commitments       Commitments
                                     ----------    -----------       -----------
Up-front cash                          $950,000       $950,000                --
Drilling costs(1)                      10 wells        3 wells           7 wells
2D seismic(2)                          2,000 km       1,650 km            350 km
Concession and usufruct fees           $855,000       $815,000           $40,000
G&A costs incurred in Poland   All through 1999    All to date   Balance of 1999

(1)As of September 30, 1999, Apache had covered FX Energy's pro-rata share of costs for three exploratory wells and committed to covering FX Energy's pro-rata share of cost of the Siedliska 2, the fourth of ten exploratory wells, which was still being drilled as of September 30, 1999.
(2)Apache completed acquiring 1,650 kilometers of 2D seismic in the Lublin Basin during 1998 and has committed to completing 350 kilometers of 2D seismic in the Carpathian area of southern Poland during 2000 and 2001.

     Exploratory Activities - Apache Exploration Program

     The Czernic 277-2, Poniatowa 317-1 and the Witkow 1, the first three exploratory wells drilled under terms of the Apache Exploration Program, were all determined to be exploratory dry holes during the first nine months of 1999. These wells tested potentially productive Carboniferous and Devonian horizons in southeastern Poland. In accordance with terms of the Apache Exploration Program, Apache covered all of FX Energy's working interest share of costs for all three wells, including 33.33% for the Czernic 277-2, 47.5% for the Poniatowa 317-1 and 45% for the Witkow 1. Drilling operations on the fourth well, the Siedliska 2, commenced in July, 1999 with POGC as operator. Apache has committed to cover all of FX Energy's 33.3% drilling and completion costs for the Siedliska 2. This well is designed to test a potentially productive Cambrian horizon in east-central Poland. Drilling results of the Siedliska 2 are expected during the fourth quarter of 1999. Drilling operations on the fifth well, the Wilga 2 in central Poland, are expected to commence in November 1999. Apache will cover all of FX Energy's 45% drilling and completion costs for the Wilga 2. The Apache Exploration Program requires commencement of drilling on the sixth and seventh wells before the end of 1999.

     During June 1999, FX Energy elected to participate in drilling the Andrychow 6, an exploratory well operated by POGC on POGC option acreage in southern Poland. FX Energy is paying for a 5% working interest in the well, which is designed to test a potentially productive Devonian formation. POGC commenced drilling the Andrychow 6 during the first week of July 1999. Drilling results of the Andrychow 6 are expected by the end of 1999.

     Lachowice Farm-in Agreement

     On February 26, 1999, FX Energy and Apache entered into a farm-in agreement with POGC with respect to POGC's Lachowice area, a Devonian gas discovery.
Under terms of the agreement, FX Energy and Apache each agreed to pay fifty-percent of the cost to test and recomplete up to three shut-in gas wells. Based upon the testing and recompletion results, FX Energy and Apache have the option to each earn a one-third interest in the Lachowice area by each paying fifty-percent of the cost to drill three additional wells and construct related production facilities.

     The Lachowice area contains three shut-in gas wells, the Lachowice 1, Stryszawa 2K and Lachowice 7. During June 1999, FX Energy and Apache commenced testing and recompletion procedures on the Stryszawa 2K. The Stryszawa 2K was subsequently plugged and abandoned after it failed to maintain a production rate sufficient to warrant construction of related production facilities. Flow testing began in September 1999 to determine the commercial potential of the Lachowice 7 well. The flow rate was controlled under a predetermined testing plan of 3.0 MMcf per day. Following the initial flow-test, the well was shut-in to allow pressure build-up in order to appraise the commercial potential of the gas reservoir. FX Energy plans to review the results of the Andrychow 6, which is currently drilling to the same horizon tested in the Lachowice 7, before completing its economic modeling and initiating discussions with POGC about possible additional operations.


Capital Requirements

     General

     As of September 30, 1999, FX Energy had $7.6 million of cash and marketable debt securities with no long-term debt. In view of the Apache Exploration Program, this amount is expected to be sufficient to fund FX Energy's present minimum exploration and operating commitments during the remainder of 1999 and 2000. FX Energy intends to seek additional capital to fund any activities outside the scope of its present minimum exploration and operating activities, including development capital to fund any exploration success FX Energy may have or to fund any acquisition of additional oil and gas property interests in Poland.

     The allocation of FX Energy's capital among the categories of anticipated expenditures is discretionary and will depend upon future events that cannot be predicted. Such events include the actual results and costs of future exploration, appraisal, development, acquisition and other activities. FX Energy may obtain funds for future capital investments from the sale of additional securities, bank financing, project financing, sale of partial property interests, strategic alliances with other energy or financial partners or other arrangements, some of which may dilute the interest of existing shareholders in FX Energy or FX Energy's interest in the specific project financed. There can be no assurance that additional funds could be obtained or, if obtained, would be on terms favorable to FX Energy.

     Exploration, Appraisal and Development Capital

     During the remainder of 1999, FX Energy expects to have substantially all the cost of its share of exploration activities covered by Apache. To date, Apache has completed drilling three required exploratory wells and is in the process of drilling the fourth well. Apache is obligated to finish its ten well drilling requirement by commencing the drilling of three more wells in 1999, two additional wells during 2000 and one well in 2001.

     During July 1999, FX Energy elected to pay for a five-percent working interest in drilling the Andrychow 6, an exploratory well operated by POGC located on POGC option acreage near the Lachowice area in southern Poland. FX Energy's pro-rata share of costs for the Andrychow 6 is expected to be approximately $110,000 and drilling results are expected before the end of 1999.

     Appraisal and development activity on the Lachowice Farm-in commenced during the second quarter of 1999. Through the end of the third quarter of 1999, FX Energy incurred approximately $652,000 of cost relating to the Lachowice Farm-in. FX Energy plans to review the results of the Andrychow 6, which is currently drilling to the same horizon tested in the Lachowice 7, before completing its economic modeling and initiating discussions with POGC about possible additional operations. Based upon a completed economic evaluation and drilling results from the Andrychow 6, FX Energy and Apache will then decide whether to proceed with the Lachowice Farm-in. FX Energy allocated $3.4 million of the net proceeds of its $7.1 million private placement completed in May 1999 to partially fund activities related to the Lachowice Farm-in.

     Additional exploration of the 0.9 million acre Baltic Project Area has been deferred until FX Energy obtains an industry partner. Due to its increasing focus on Poland, FX Energy expects to incur minimal exploration, appraisal and development expenditures on its domestic operations during the remainder of 1999 and 2000.

     Property Acquisition Capital

     During June 1999, FX Energy filed a $100 million Shelf Registration Statement with the Securities and Exchange Commission ("SEC") to fund planned expansion in Poland. FX Energy is currently in negotiations to acquire an interest in areas within Poland currently controlled by POGC with a mix of proved producing reserves, proved non-producing reserves and additional exploration opportunities. FX Energy plans to utilize the $100 million Shelf Registration Statement to fund the capital requirements resulting from any new property acquisitions in Poland through a combination of debt and equity securities or may utilize bank debt or other financing alternatives.

Results of Operations by Business Segment

     FX Energy operates within two segments of the oil and gas industry: the E&P segment and the contract services segment. Mining, which consists of gold exploration on FX Energy's Sudety Project Area in Poland, is immaterial to FX Energy and is not considered to be a reportable business segment by FX Energy and is excluded from the following discussion. Depreciation, depletion and amortization costs ("DD&A") directly associated with their respective segments are detailed within the following discussion. General and administrative costs ("G&A"), interest income and other income are not allocated to individual operating segments for management or segment reporting purposes and are discussed in their entirety following the segment discussion.

     Comparison of the third quarter of 1999 to the third quarter of 1998

     E&P - Oil and Gas Segment

     Oil Revenues

     Oil revenues were $452,000 during the third quarter of 1999, an increase of $176,000 as compared to $276,000 during the same period of 1998. During the third quarter of 1999, FX Energy's oil revenues were positively affected by increased oil prices and negatively affected by lower production rates attributable to the natural production declines of FX Energy's producing properties. During the third quarter of 1998, FX Energy's oil revenues were negatively affected by decreased oil prices, the use of company owned servicing equipment on third-party properties and lower production rates attributable to the natural production declines of FX Energy's producing properties. A summary of the percentage change in oil revenues, average oil price and oil production for the third quarter of 1999 and 1998 as compared to their respective prior year period are set forth in the following table:


                                               Quarter ended September 30,
                                               --------------------------
                                                   1999          1998
                                               ------------  ------------
Oil revenues                                   $    452,000  $    276,000
  Percent change versus prior year's quarter           +64%          -43%

Average oil price                              $      18.02  $       9.32
  Percent change versus prior year's quarter           +93%          -39%

Production volumes (bbls)                            25,075        29,572
  Percent change versus prior year's quarter           -15%           -6%

     Gain on Sale of Property Interests

     FX Energy recognized no gain on sale of property interests during the third quarter of 1999 and the third quarter of 1998. The amount of gain on sale of property interests will continue to vary from period to period, depending on the timing of completed deals and the amount of up-front cash consideration, if any.

     Lease Operating Costs

     FX Energy's lease operating costs are composed of normal recurring lease operating expenses ("LOE") and production taxes. Lease operating costs were $229,000 during the third quarter of 1999, a decrease of $19,000 as compared to $248,000 during the same period of 1998. A comparative discussion of each component of lease operating costs incurred during the third quarter of 1999 and 1998 follows:

     LOE was $217,000 during the third quarter of 1999, a decrease of $14,000 as compared to $231,000 during the same period of 1998. During the third quarter of 1999, FX Energy continued to defer workovers and reduced its LOE by utilizing a re-designed pattern of injecting fluids initiated during the first quarter of 1999 into the Cut Bank Sand Unit, its principal producing property. However, production declined approximately 15% during the third quarter of 1999, as compared to the same period of 1998, principally due to marginal wells that were previously shut-in after the third quarter of 1998 and had not been brought back into production as of the end of the third quarter of 1999. The 15% production decline resulted in the lifting cost per barrel increasing to $8.65 during the third quarter of 1999, an increase of $.83 as compared to $7.82 in the same period of 1998. During the third quarter of 1998, FX Energy deferred workovers and performed only routine maintenance on its producing properties due to depressed and volatile oil prices.

     Production taxes were $12,000 during the third quarter of 1999, a decrease of $5,000 as compared to $17,000 during the same period of 1998. The decrease in production taxes during the third quarter of 1999 was attributable to lower production volumes and a substantial reduction in the Montana severance tax rate on stripper wells which was partially offset by higher oil prices during the third quarter of 1999 as compared to the same period of 1998. Refer to the table in E&P - Oil and Gas Segment Oil Revenues for the percentage fluctuations in the average oil price and oil production for the third quarter of 1999 and 1998 as compared to their respective prior year periods.

     Exploration Costs

     FX Energy's exploration costs consist of geological and geophysical costs ("G&G"), exploratory dry holes and non-producing leasehold impairments. Exploration costs were $944,000 during the third quarter of 1999, an increase of $715,000 as compared to $229,000 during the same period of 1998. Exploration costs include $12,000 and $4,000 during the third quarter of 1999 and 1998, respectively, of G&G costs relating to FX Energy's mining operations, which are excluded from the discussion of the results of operations for this segment. A comparative discussion of each component of exploration costs incurred during the third quarter of 1999 and 1998 follows:

     G&G costs were $352,000 during the third quarter of 1999, an increase of $124,000 as compared to $228,000 during the same period of 1998. During the third quarter of 1999, FX Energy's G&G costs were primarily covered by Apache in accordance with the Apache Exploration Program terms, except for the Pomeranian and Warsaw West project areas, where FX Energy spent $140,000 and $97,000, respectively, primarily on reprocessing 2D seismic. During the third quarter of 1998, FX Energy incurred $100,000 of additional G&G costs in the Lublin Project Area for its share of a 2D seismic acquired jointly with Apache. G&G costs will continue to fluctuate from period to period, based on FX Energy's level of exploratory activity in Poland and the respective cost participation percentage of FX Energy's industry partners.

     Exploratory dry hole costs were $580,000 during the third quarter of 1999, as compared to a exploratory dry hole cost credit of $3,000 during the third quarter of 1998. During the third quarter of 1999, FX Energy wrote off the cost of re-entering the Stryszawa 2K in the Lachowice area after the well did not obtain a commercial production rate. During the third quarter of 1998, FX Energy received a credit of $3,000 from a vendor relating to an exploratory dry hole drilled during 1997.

     There were no non-producing leasehold impairments during the third quarter of 1999 and 1998. As of September 30, 1999, FX Energy had capitalized unproved property costs of $1,616,000, including $712,000 domestically and $904,000 in Poland. In accordance with generally accepted accounting principles, an impairment charge will be recognized, determined on a property by property basis, in the event FX Energy determines any capitalized unproved property costs are not recoverable following unsuccessful exploration drilling or other factors. Non-producing leasehold impairments will continue to vary from period to period based on FX Energy's determination that capitalized costs of unproved properties, on a property by property basis, are not realizable.

     Domestic Proved Property Impairment

     There were no producing property impairments during the third quarter of 1999 as compared to $5,640,000 during the third quarter of 1998. As of September 30, 1998, FX Energy's PV-10 value for its domestic proved properties was approximately $727,000, consisting solely of proved developed reserves utilizing an average oil price of $9.32 per barrel, an amount which, in management's opinion, approximated fair value. An impairment test was performed on a property by property basis which resulted in a domestic proved property impairment of $5,640,000 for the first nine months of 1998 and a net carrying value of $719,000 for FX Energy's domestic proved properties as of September 30, 1998.

     DD&A  Expense  - E&P

     DD&A expense for producing properties was $12,000 for the third quarter of 1999, a decrease of $59,000 as compared to $71,000 during the same period of 1998. The decrease during the third quarter of 1999 was directly attributable to the $5,885,000 write down of proved producing properties by FX Energy during the third and fourth quarters of 1998. As a result of the write down, the DD&A rate per barrel for the third quarter of 1999 was $.47, a decrease of $1.92 as compared to $2.39 during the same period of 1998.

     Contract Services - Oil and Gas Segment

     Contract Servicing Revenues

     FX Energy had contract servicing revenues of $411,000 during the third quarter of 1999, an increase of $261,000 as compared to $150,000 contract servicing revenues during the third quarter of 1998. During the third quarter of 1999, FX Energy's drilling rig and well servicing equipment generated gross profit before depreciation of $162,000 from contract work on third party properties as FX Energy emphasized utilizing its drilling and well servicing equipment on third party properties in an effort to maximize revenues. During the third quarter of 1998, FX Energy's drilling rig and well servicing equipment generated gross profit before depreciation of $36,000 from contract work on third party properties as FX Energy initially began to emphasize contracting out its drilling and well servicing equipment to third parties. Contract servicing revenues will continue to fluctuate period to period based on the degree of emphasis on utilizing equipment on Company owned properties, the number of wells drilled, the amount of retained working interest, if any, and other factors.

     Contract Servicing Costs

     Contract servicing costs were $249,000 during the third quarter of 1999, an increase of $135,000 as compared to $114,000 for the same period of 1998.
During the third quarter of 1999, all contract servicing costs were directly associated with contract third party work, which generated a gross profit before depreciation of approximately 39% during the period. During the third quarter of 1998, all contract servicing costs were also directly associated with contract third party work, which generated a gross profit before depreciation of approximately 24% during the period. Contract servicing costs will continue to fluctuate period to period based on the amount of revenue generated, rig downtime, the degree of emphasis on utilizing equipment on Company owned properties, the number of wells drilled, the amount of retained working interest, if any, and other factors.

     DD&A Expense - Contract Servicing

     DD&A expense for contract servicing was $80,000 during the third quarter of 1999, an increase of $1,000 as compared to $79,000 during the same period of
1998.   During the last three months of 1998 and the first nine months of 1999,
FX Energy spent $103,000 to upgrade its drilling and well servicing equipment, which in turn resulted in a higher DD&A expense during the third quarter of 1999 as compared to the same period of 1998.

     Non-segmented Information

     G&A Costs

G&A costs were $551,000 during the third quarter of 1999, an increase of $26,000 as compared to $525,000 for the same period of 1998. Primarily as a result of its level of activities in Poland during the third quarter of 1999, FX Energy incurred slightly more investor relations, travel and other associated G&A costs during the third quarter of 1999 as compared to the same period of 1998. G&A costs are expected to continue at current or higher levels with fluctuations from period to period due to the level of FX Energy's activities in Poland and the respective cost participation percentage of FX Energy's industry partners.

     DD&A Expense - Corporate

     DD&A expense for corporate activities was $24,000 during the third quarter of 1999, a decrease of $7,000 as compared to $31,000 during the same period of 1998. The decrease during the third quarter of 1999 as compared to the same period of 1998 is primarily the result of office equipment with a depreciable life of three years becoming fully depreciated prior to the third quarter of 1999.

     Interest and Other Income

     Interest and other income was $155,000 during the third quarter of 1999, an increase of $36,000, as compared to $119,000 during the same period of 1998. FX Energy's cash and marketable debt securities average balances during the third quarter of 1999 were substantially higher as compared to the same period of 1998. Interest income was $153,000 during the third quarter of 1999 as compared to $118,000 in the same period of 1998.

     Comparison of the first nine months of 1999 to the first nine months of
1998

     E&P - Oil and Gas Segment

     Oil Revenues

     Oil revenues were $1,046,000 during the first nine months of 1999, an increase of $166,000 as compared to $880,000 during the same period of 1998. During the first nine months of 1999 and 1998, FX Energy's oil revenues were subject to price volatility, the use of company owned servicing equipment on third-party properties and lower production rates attributable to the natural production declines of FX Energy's producing properties. A summary of the percentage change in oil revenues, average oil price and oil production for the first nine months of 1999 and 1998 as compared to their respective prior year period are set forth in the following table:



                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       1999           1998
                                                 -------------   ---------------

Oil revenues                                     $   1,046,000   $       880,000
  Percent change versus prior year's first
   nine months                                            +19%              -44%

Average oil price                                $       13.59   $         10.18
  Percent change versus prior year's first
   nine months                                            +33%              -39%

Production volumes (bbls)                               76,970            86,407
  Percent change versus prior year's first
   nine months                                            -11%               -8%


     Gain on Sale of Property Interests

     FX Energy recognized no gain on sale of property interests during the first nine months of 1999, as compared to $467,000 during the first nine months of 1998. During the first nine months of 1998, Apache paid FX Energy $500,000 of up-front cash consideration relating to its participation in FX Energy's Western Carpathian Concession, which was partially offset by associated costs of $33,000. The amount of gain on sale of property interests will continue to vary from period to period, depending on the timing of completed deals and the amount of up-front cash consideration, if any.

     Lease Operating Costs

     Lease operating costs were $682,000 during the first nine months of 1999, a decrease of $104,000 as compared to $786,000 during the same period of 1998. A comparative discussion of each component of lease operating costs incurred during the first nine months of 1999 and 1998 follows:

     LOE was $631,000 during the first nine months of 1999, a decrease of $97,000 as compared to $728,000 during the same period of 1998. During the first nine months of 1999, FX Energy deferred workovers and further reduced its LOE by re-designing the pattern of injecting fluids into the Cut Bank Sand Unit, its principal producing property. However, production declined approximately 11% during the first nine months of 1999, as compared to the same period of 1998, principally due to marginal wells that were previously shut-in after the third quarter of 1998 and had not been brought back into production as of the end of the third quarter of 1999. As a result, electrical, maintenance, labor and other costs were reduced and the lifting cost per barrel declined to $8.20 during the first nine months of 1999, a decrease of $.22 as compared to $8.43 for the first nine months of 1998. The decrease in lifting costs per barrel was adversely impacted by a production rate decrease of approximately 11% in the first nine months of 1999 as compared to the same period of 1998. During the first nine months of 1998, FX Energy deferred workovers and performed only routine maintenance on its producing properties due to depressed and volatile oil prices.

     Production taxes were $51,000 during the first nine months of 1999, a decrease of $7,000 as compared to $58,000 during the same period of 1998. The fluctuation in production taxes from period to period is directly associated with oil price volatility, changes in oil production rates from period to period and a substantial reduction of the Montana severance tax rate for stripper wells during 1999. Refer to the table in E&P - Oil and Gas Segment Oil Revenues for the percentage fluctuations in the average oil price and oil production for the first nine months of 1999 and 1998 as compared to their respective prior year periods.

     Exploration Costs

     Exploration costs were $1,318,000 during the first nine months of 1999, an increase of $189,000 as compared to $1,129,000 during the same period of 1998. Exploration costs include $31,000 and $25,000 during the nine months ended September 30, 1999 and 1998, respectively, of G&G costs relating to FX Energy's mining operations, which are excluded from the discussion of the results of operations for this segment. A comparative discussion of each component of exploration costs incurred during the first nine months of 1999 and 1998 follows:

     G&G costs were $674,000 during the first nine months of 1999, a decrease of $421,000 as compared to $1,095,000 during the same period of 1998. During the first nine months of 1999, FX Energy's G&G costs were primarily covered by Apache in accordance with the Apache Exploration Program terms, except for the Pomeranian and Warsaw West project areas, where FX Energy spent $168,000 and $97,000, respectively, primarily on reprocessing 2D seismic. During the first nine months of 1998, FX Energy incurred $400,000 of G&G costs in the Lublin Project Area for its share of 2D seismic acquired jointly with Apache and issued stock valued at $119,000 to a Polish citizen for consulting services. G&G costs will continue to fluctuate from period to period, based on FX Energy's level of exploratory activity in Poland and the respective cost participation percentage of FX Energy's industry partners.

     Exploratory dry hole costs were $613,000 during the first nine months of 1999, an increase of $604,000 as compared to $9,000 during the first nine months of 1998. During the first nine months of 1999, FX Energy wrote off $580,000 relating to the cost of re-entering the Stryszawa 2K in the Lachowice area after the well did not obtain a commercial production rate and incurred $33,000 of additional costs relating to exploratory dry holes drilled during 1997. All of the exploratory dry hole costs incurred during the first nine months of 1998 were associated with exploratory dry holes drilled during 1997.

     There were no non-producing leasehold impairments during the first nine months of 1999 and 1998. As of September 30, 1999, FX Energy had capitalized unproved property costs of $1,616,000, including $712,000 domestically and $904,000 in Poland. In accordance with generally accepted accounting principles, an impairment charge will be recognized, determined on a property by property basis, in the event FX Energy determines any capitalized unproved property costs are not recoverable following unsuccessful exploration drilling or other factors. Non-producing leasehold impairments will continue to vary from period to period based on FX Energy's determination that capitalized costs of unproved properties, on a property by property basis, are not realizable.

     DD&A  Expense  - E&P

     DD&A expense for producing properties was $40,000 for the first nine months of 1999, a decrease of $170,000 as compared to $210,000 during the same period of 1998. The decrease during the first nine months of 1999 was directly attributable to the $5,885,000 write down of proved producing properties by FX Energy during the third and fourth quarters of 1998. As a result of the write down, the DD&A rate per barrel for the first nine months of 1999 was $.52, a decrease of $1.92 as compared to $2.44 during the same period of 1998.

     Domestic Proved Property Impairment

     There were no producing property impairments during the first nine months of 1999 as compared to $5,640,000 during the first nine months of 1998. As of September 30, 1998, FX Energy's PV-10 value for its domestic proved properties was approximately $727,000, consisting solely of proved developed reserves utilizing an average oil price of $9.32 per barrel, an amount which, in management's opinion, approximated fair value. An impairment test was performed on a property by property basis which resulted in a domestic proved property impairment of $5,640,000 for the first nine months of 1998 and a net carrying value of $719,000 for FX Energy's domestic proved properties as of September 30, 1998.

     Contract Services  - Oil and Gas Segment

     Contract Servicing Revenues

     FX Energy had contract servicing revenues of $589,000 during the first nine months of 1999, an increase of $439,000 as compared to $150,000 contract servicing revenues during the first nine months of 1998. During the first nine months of 1999, FX Energy's drilling rig and well servicing equipment generated a gross profit before depreciation of $207,000 from contract work on third party properties as FX Energy emphasized utilizing its drilling and well servicing equipment on third party properties in an effort to maximize revenues. During the first nine months of 1998, FX Energy's drilling and well servicing equipment was used primarily on Company owned properties, resulting in a limited amount of contract servicing revenues and a gross profit before depreciation of $15,000 from third party sources. Contract servicing revenues will continue to fluctuate period to period based on the degree of emphasis on utilizing equipment on Company owned properties, the number of wells drilled, the amount of retained working interest, if any, and other factors.

     Contract Servicing Costs

     Contract servicing costs were $383,000 during the first nine months of 1999, an increase of $248,000 as compared to $135,000 for the same period of 1998. During the first nine months of 1999, all contract servicing costs were directly associated with contract third party work performed by FX Energy's well servicing equipment, which generated a gross profit before depreciation of approximately 35% during the period. During the first nine months of 1998, FX Energy's drilling and well servicing equipment was used primarily on Company owned properties, resulting in downtime maintenance costs of $21,000 associated with the drilling rig and $114,000 of costs associated with third party contract work and an overall gross profit before depreciation of 10%. Contract servicing costs will continue to fluctuate from period to period based on the amount of revenue generated, rig downtime, the degree of emphasis on utilizing equipment on Company owned properties, the number of wells drilled, the amount of retained working interest, if any, and other factors.

     DD&A Expense - Contract Servicing

     DD&A expense for contract servicing was $243,000 during the first nine months of 1999, an increase of $6,000 as compared to $237,000 during the same period of 1998. During the last three months of 1998 and the first nine months of 1999, FX Energy spent $103,000 to upgrade its drilling and well servicing equipment, which in turn resulted in a higher DD&A expense during the first nine months of 1999 as compared to the same period of 1998.

     Non-segmented Information

     G&A Costs

     G&A costs were $1,830,000 during the first nine months of 1999, a decrease of $119,000 as compared to $1,949,000 for the same period of 1998. Primarily as a result of its level of activities in Poland during the first nine months of 1999, FX Energy incurred less investor relations, legal, travel and other associated G&A costs during the first nine months of 1999 as compared to the same period of 1998. G&A costs are expected to continue at current or higher levels with fluctuations from period to period due to the level of FX Energy's activities in Poland and the respective cost participation percentage of FX Energy's industry partners.

     DD&A Expense - Corporate

     DD&A expense for corporate activities was $86,000 during the first nine months of 1999, a decrease of $4,000 as compared to $90,000 during the same period of 1998. The decrease during the first nine months of 1999 as compared to the same period of 1998 is primarily the result of office equipment with a depreciable life of three years becoming fully depreciated prior to 1999. DD&A expense for corporate activities may continue to fluctuate in succeeding periods due to equipment becoming fully depreciated and capital additions in prior periods being depreciated in succeeding periods.

     Interest and Other Income

     Interest and other income was $363,000 during the first nine months of 1999, a decrease of $52,000 as compared to $415,000 during the same period of 1998. FX Energy's average cash and marketable debt securities balances were lower during the first nine months of 1999 as compared to the same period of 1998. As a result, FX Energy earned $359,000 of interest income during the first nine months of 1999 as compared to $401,000 for the same period of 1998. Interest and other income will fluctuate from period to period, primarily due to the average cash and marketable debt securities balances.

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

     An ongoing program has been implemented by FX Energy to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures. In addition to its own computer systems, in connection with its activities in the United States and in Poland, FX Energy interacts with suppliers, customers, creditors and financial service organizations domestically and globally which use computer systems. FX Energy has surveyed the major businesses FX Energy interacts with during the normal course of business and requested a certification of year 2000 compliance from each of them. Substantially all of FX Energy's core vendors (banking, insurance, stock market-makers, strategic partners, oil purchasers, communications, etc.) have either already certified they are year 2000 compliant or indicated they will be before the year 2000.

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

                                    PART II.
                               OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following exhibits are included as part of this report:

Exhibit          SEC
Number        Reference         Title of Document           Location
               Number
-------------------------------------------------------------------------------

27.01            27         Financial Data Schedule         This filing


(b) Reports on form 8-K

    During the quarter ended September 30, 1999, FX Energy filed the following items on Form 8-K:

                   Date of Event Reported      Item(s)  Reported
                   ----------------------      --------------------
                       August 30, 1999         Item 5. Other Events
                        July 21, 1999          Item 5. Other Events
                         July 7, 1999          Item 5. Other Events


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FX ENERGY, INC.
                                 (Registrant)


Date: November 5, 1999        By /s/ David N. Pierce
                                President, Director , Chief Executive Officer

Date: November 5, 1999        By /s/ Dennis L. Tatum
                                Vice-President, Treasurer and Chief Accounting Officer