Form 10-K
period 1999-12-31
FX ENERGY INC
filed 2000-02-23
CIK 907649

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER: 0-25386


                               FX ENERGY, INC.
                   (Name of registrant issuer in its charter)


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

Securities registered pursuant to Section 12(b) of the Act:
      Title of each class              Name of each exchange on which
              NONE                             registered
                                                  NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, PAR VALUE $0.001
                        PREFERRED STOCK PURCHASE RIGHTS
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.     Yes   x   No
                       ---      ---

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 15, 2000, was $94,662,394.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of February 15, 2000, FX Energy had outstanding 14,849,003 shares of its common stock, par value $0.001.

FX ENERGY'S DEFINITIVE PROXY STATEMENT IN CONNECTION WITH THE 2000 ANNUAL MEETING OF STOCKHOLDERS IS INCORPORATED BY REFERENCE IN RESPONSE TO PART III OF THIS ANNUAL REPORT.

--------------------------------------------------------------------------------

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

--------------------------------------------------------------------------------

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

     Readers of this report are cautioned that any forward-looking statements, including those regarding FX Energy or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

     o The future results of drilling individual wells and other exploration and development activities;
     o    Future variations  in well  performance as  compared to  initial  test data;
     o    Future events that may result in the need for additional capital;
     o    Fluctuations in prices for oil and gas;
     o Uncertainties of certain terms to be determined in the future relating to FX Energy's oil and gas interests, including exploitation fees, royalty rates and other matters;
     o Future drilling and other exploration schedules and sequences for various wells and other activities;
     o Uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Poland;
     o The future ability of FX Energy to attract strategic partners to share the costs of exploration, exploitation, development and acquisition activities; and
     o Future plans and the financial and technical resources of strategic partners.

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

                                     PART I

--------------------------------------------------------------------------------

                    ITEMS 1. AND 2. BUSINESS AND PROPERTIES

--------------------------------------------------------------------------------


INTRODUCTION

     FX Energy (Nasdaq: FXEN) is an independent oil and gas exploration, development and production company, currently focused on opportunities in the Republic of Poland. FX Energy is the largest foreign oil and gas exploration acreage holder in Poland, in terms of both gross and net acres, with exploration rights covering approximately 15.8 million gross acres, including 11.5 million gross acres controlled by FX Energy and Apache Corporation ("Apache"), options covering 3.4 million gross acres controlled by the Polish Oil and Gas Company ("POGC") and 0.9 million gross acres controlled solely by FX Energy. FX Energy also has strategic alliances with Apache and POGC to explore for oil and gas, capitalize on development opportunities, gain access to geological and geophysical data, obtain project financing and to conduct other activities in Poland.

     FX Energy and Apache are currently conducting oil and gas exploration activities on approximately 14.9 million acres in Poland for which FX Energy and Apache jointly hold exploration rights (the "Apache Exploration Program"). To date, five exploratory wells have been drilled under terms of the Apache Exploration Program. The first four exploratory wells, all drilled during 1999, were exploratory dry holes. The fifth well, the Wilga 2, which was drilled on the northwest edge of the Lublin Basin, was announced as an exploratory success on January 25, 2000 after initial production test results indicated a combined initial flow rate of 16.9 Mmcf of gas per day and 570 Bbls of condensate from three intervals in a Carboniferous horizon at a depth between 7,732 and 8,550 feet. The Wilga 2 was the first successful exploration well drilled by a foreign operator in Poland. In accordance with the Apache Exploration Program terms, Apache will cover all of FX Energy's 45.0% share of costs to drill and complete the Wilga 2. Apache is committed to covering FX Energy's costs to drill five additional exploratory wells in Poland.

     Under terms of the Apache Exploration Program, Apache has either completed or agreed to the following work commitments in Poland:

     o EXPLORATORY DRILLING. Apache will cover all of FX Energy's pro-rata share of costs to drill ten exploratory wells, including completion costs, if any, on the first seven exploratory wells. To date, Apache has drilled five exploratory wells and plans to drill at least three additional exploratory wells in 2000 and the remaining exploratory wells in 2001;

     o SEISMIC ACQUISITION. Apache will cover all of FX Energy's pro-rata share of costs to acquire approximately 2,000 kilometers of 2D seismic. To date, Apache has acquired 1,650 kilometers of 2D seismic and is scheduled to complete the remaining 350 kilometers of 2D seismic during 2000;

     o LEASEHOLD COSTS. Apache will cover all of FX Energy's pro-rata share of concession, usufruct, and training fees during the first three years of a six year exploration period related to the Lublin Basin and Carpathian areas;

     o GENERAL AND ADMINISTRATIVE ("G&A") COSTS. Apache will cover all of FX Energy's pro-rata share of Apache's Polish G&A costs through June, 2000; and

     o    CASH  CONSIDERATION.    Apache  paid  FX  Energy  $950,000,  including
          $500,000 during 1998 and $450,000 during 1997.

     FX Energy, along with Apache, is currently attempting to balance its high potential exploration program in Poland by purchasing an interest in a mix of oil and gas properties including proved producing, proved non-producing, proved undeveloped and additional exploration acreage from POGC. The properties included within the proposed acquisition are primarily in western Poland, where in excess of 80% of all oil and gas in Poland is currently produced. FX Energy plans to utilize its $100 million shelf registration statement filed during July 1999 to fund the capital requirements associated with the proposed acquisition through a combination of debt and equity securities or it may utilize bank debt or other financing alternatives. As of February 15, 2000, no binding agreements had been formalized relating to the proposed transaction.


BUSINESS STRATEGY

The principal components of FX Energy's strategy are:

FOCUS ON POLAND. FX Energy intends to continue to concentrate its activities in Poland because of its:

     o significant oil and gas potential from geologically diverse hydrocarbon provinces;
     o    free market economy and competitive regulatory environment;
     o relatively modern industrial infrastructure, including drilling and service companies, pipelines, refineries and railroads;
     o established hydrocarbon potential and FX Energy's large exploratory acreage position containing approximately 20% of all acreage in Poland;
     o dependence on imports for approximately 98% and 60% of its oil and gas consumption, respectively; and
     o internationally competitive fiscal regime regarding the development of oil and gas resources, including a current 6% government royalty and an exploitation license fee with no back-end governmental participation.

EXPAND ON EXPLORATION SUCCESS. On January, 25, 2000, FX Energy announced the Wilga 2 well as an exploratory success after initial production tests resulted in a combined initial flow rate of 16.9 Mmcf of gas and 570 Bbls of condensate per day from three intervals in a Carboniferous horizon on trend with POGC's Stezyca field in the Lublin Basin. FX Energy and its partners plan an appraisal well immediately, followed by additional development drilling and facilities construction later in the year, with initial production expected to commence during early 2001. In addition, FX Energy will promptly begin seismic acquisition in the Wilga area to identify a target near the Wilga discovery to be drilled later this year to test the possibility of additional reserves outside the Wilga structure. Three additional exploratory wells elsewhere in Poland are planned to be drilled during 2000 under the terms of the Apache Exploration Program.

SECURE LOWER RISK APPRAISAL AND DEVELOPMENT OPPORTUNITIES TO BALANCE HIGHER RISK EXPLORATION. FX Energy intends to secure lower risk appraisal and development opportunities to balance against its ongoing high potential exploration program on its large acreage position in Poland by:

     o seeking acquisitions of proved reserves that are currently producing or can be placed into production through the investment in production infrastructure and the implementation of a long-term exploitation program; and
     o pursuing lower risk appraisal and development drilling opportunities in Poland by acquiring interests in or near areas containing proven reserves or in areas in which FX Energy believes modern drilling and production techniques will result in commercially producing wells.

DEVELOP AND EXPAND STRATEGIC ALLIANCES. FX Energy will continue to develop and expand its strategic alliances with Apache and POGC to obtain significant financial and operational assistance and to enhance FX Energy's ability to pursue additional opportunities in Poland. FX Energy may seek new strategic alliances with operating or financial partners to exploit fully its recent exploratory success as well as any new ventures it may enter into in Poland.

PRINCIPAL CURRENT ACTIVITIES

FX Energy is implementing its business strategy through the following current activities:

     o OIL AND GAS PROPERTY ACQUISITION. FX Energy and Apache are negotiating terms to purchase a mix of proved producing, proved non-producing, proved undeveloped and additional exploration acreage from POGC. The properties are located primarily in western Poland, where in excess of 80% of the oil and gas in Poland is currently produced.

     o DEVELOPMENT OF THE WILGA STRUCTURE AND FURTHER EXPLORATION. On January 25, 2000, the Wilga 2, drilled on the northwestern edge of the Lublin Basin in Poland, was announced as an exploratory success after initial production tests indicated a combined initial flow rate of 16.9 Mmcf of gas and 570 Bbls of condensate per day from three intervals in a Carboniferous horizon at a depth between 7,732 and 8,550 feet. FX Energy has a 45.0% interest in the Wilga 2. According to terms of the Apache Exploration Program, Apache will cover FX Energy's share of drilling and completion costs in the Wilga 2. FX Energy will pay for 45.0% of all development costs. FX Energy and its partners plan an appraisal well immediately, followed by additional development drilling and facilities construction later in the year, with initial production expected to commence during early 2001. In addition, FX Energy will promptly begin seismic acquisition in the Wilga area to identify a target near the Wilga discovery to be drilled later this year to test the possibility of additional reserves outside the Wilga structure.

     o ONGOING EXPLORATION PROGRAM. FX Energy and Apache are continuing the exploration of the 14.9 million gross acres included within the Apache Exploration Program in Poland. Apache has committed to cover FX Energy's share of costs to drill five more exploratory wells, acquire and analyze approximately 350 kilometers of 2D seismic data and cover all G&A costs incurred by Apache in Poland through June 30, 2000. During 2000 through early 2001, FX Energy and Apache have scheduled the following planned exploratory activities:

          o WILGA AREA: Acquire approximately 120 kilometers of 2D seismic near the Wilga structure to identify a target near the Wilga discovery to be drilled later this year to test the possibility of additional reserves outside the Wilga structure. ;
          o CARPATHIAN: Acquire approximately 350 kilometers of 2D seismic and drill one exploratory well (all of FX Energy's seismic and drilling costs will be carried by Apache);
          o POMERANIAN: Acquire approximately 300 kilometers of 2D seismic and drill one exploratory well; and
          o WARSAW WEST: Acquire approximately 422 kilometers of 2D seismic and drill one exploratory well.

       FX Energy has deferred exploration of the 0.9 million acre Baltic Project Area for the time being.

     o POSSIBLE ADDITIONAL PROVED RESERVE OPPORTUNITIES. FX Energy and Apache are continually reviewing data from existing POGC fields with proved reserves that may be suitable for possible joint acquisition, the installation of production infrastructure and the implementation of a long-term exploitation program.

     o NEW APPRAISAL, DEVELOPMENT AND EXPLORATION PROJECTS. FX Energy and Apache regularly review appraisal, development and exploration projects for possible joint development and production operations on existing POGC discoveries, shut-in fields and under-developed properties in Poland.

ASSUMPTIONS

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

For the purposes of presenting information in this report, all gross and net well and acreage positions in Poland assume the following:

     o POGC does not exercise its rights to participate in the portions of the areas controlled by FX Energy, except respecting portions in which it has elected to participate with the interest indicated prior to the date of this report; and,
     o FX Energy and Apache each will exercise their respective options to participate in POGC controlled acreage at 33.3% each.

     All historical production and test data about Poland, excluding wells in which FX Energy has participated, have been derived from information furnished by either POGC or the Polish Ministry of Environmental Protection, Natural Resources and Forestry.


THE REPUBLIC OF POLAND

     The Republic of Poland, with a population of about 40 million people, peacefully asserted its independence in 1989 and adopted a new constitution that established a parliamentary democracy. Poland's comprehensive economic reform programs and stabilization measures implemented since 1989 have enabled it to move toward a free market economy that is currently one of the fastest growing in eastern Europe, with recent annual growth rates of from 5% to 7%. Poland recently joined NATO and is poised to join the European Union within the next few years. Poland's international trade has also undergone significant progress. Its economic ties have turned from the east to the west, with most of its current international trade with the countries of the European Union. The Polish government credits foreign investment as a forceful growth factor, generating over one-third of the country's total investment and acting as a powerful restraint on unemployment.

     Since the 1850s, when oil was first commercially produced in Poland, in excess of 122 MMBbls of oil and 2.6 Tcf of gas in the southeastern Carpathian region and 24 MMBbls of oil and 2.3 Tcf of gas in the southwestern Polish Lowlands have been produced to date. Over the last several decades, the exploration and development of Poland's oil and gas resources have been hindered by a combination of foreign influence, a centrally controlled economy, limited financial resources and a lack of modern exploration technology. Poland currently imports approximately 98% of its oil, primarily from countries of the former Soviet Union and the Middle East, and approximately 60% of its natural gas, primarily from countries of the former Soviet Union. Poland is about the size of New Mexico and contains approximately 77.3 million acres, 15.8 million of which FX Energy has exploration rights to as of December 31, 1999.

     POGC is the largest holder of oil and gas exploration and exploitation rights in Poland. According to the September 13, 1999 issue of the Oil and Gas Journal, POGC had estimated reserves of 5.4 Tcf of gas and 103.9 MMBbls of oil as of December 31, 1998. POGC is a state owned and fully integrated oil and gas company with approximately 30,000 employees. The government of Poland has announced that it intends to privatize various aspects of POGC. At this time, no specific plans have been announced respecting the method or timing of such privatization.

EXPLORATION AND DEVELOPMENT ACTIVITIES IN POLAND

Polish Exploration Rights

     FX Energy's oil and gas exploration rights in Poland are comprised of the following gross acreage components, rounded to the nearest 100,000 acre:

                                   FX ENERGY      POGC CONTROLLED AREAS (1)    TOTAL
                                                  -------------------------
                                 CONCESSIONS (2)   CONCESSIONS   EXCLUSIVE    ACREAGE
                                 ---------------   -----------   ---------  ----------
APACHE EXPLORATION PROGRAM (1)
  Lublin Basin ............        5,000,000         600,000            --   5,600,000
  Carpathian ..............        1,400,000         200,000     1,300,000   2,900,000
  Pomeranian ..............        2,200,000              --     1,300,000   3,500,000
  Warsaw West..............        2,900,000              --           --    2,900,000
                                 ---------------   -----------   ---------  ----------
    Total                         11,500,000         800,000     2,600,000   4,900,000

BALTIC PROJECT AREA                  900,000              --            --     900,000
                                 ---------------   -----------   ---------  ----------
  TOTAL                           12,400,000         800,000     2,600,000  15,800,000
                                 ===============   ===========   =========  ==========

(1) In the Apache Exploration Program, POGC controlled areas include approximately 0.8 million acres of existing POGC Concessions and approximately 2.6 million acres for which POGC has been granted the exclusive right to obtain concessions by the government of Poland. FX Energy and Apache each have separate options to participate in the exploration of POGC controlled areas with up to a one-third interest each. In turn, POGC has an option to participate with up to a one-third interest, determined on a block by block basis, in the exploration of the FX Energy Concession portion of the respective areas.

(2) FX Energy and Apache each have a fifty-percent beneficial interest in all FX Energy Concessions within the Apache Exploration Program. The Warsaw West area and the Baltic Project Area are not subject to POGC options. The Baltic Project Area is owned one-hundred percent by FX Energy.

     FX Energy may relinquish all or part of its interest in any exploratory acreage at any time if it determines the hydrocarbon potential within any given area does not warrant additional holding or exploration costs.

Apache Exploration Program

     Effective January 1, 1999, FX Energy and Apache entered into an agreement which further defined the relationship between FX Energy and Apache in Poland by establishing an Area of Mutual Interest ("AMI") Agreement covering the entire country of Poland, except for the 0.9 million acre Baltic Project Area, for oil and gas exploration, production, development and acquisition activities for a period of two years. The AMI Agreement effectively consolidated the terms of various agreements signed between FX Energy and Apache during 1997, 1998 and 1999 into one basic agreement, referred to collectively as the "Apache Exploration Program."

     Under terms of the Apache Exploration Program, Apache has either agreed to or completed the following primary terms:

     o Apache must pay FX Energy's pro-rata share of cost to drill ten exploratory wells, including paying for drilling and completion costs for the first seven wells (five of which have been drilled to date) and drilling costs (excluding completion costs) for three wells (none of which has been drilled to date);
     o Apache must pay FX Energy's pro-rata share of cost to shoot 2,000 kilometers of 2D seismic; including 1,650 kilometers of 2D seismic in the Lublin Basin completed during 1998 and 350 kilometers of 2D seismic in the Carpathian area that is scheduled to be completed during 2000;
     o Apache must pay all of FX Energy's pro-rata share of all concession and usufruct fees during the first three years in the Lublin Basin (approximately $695,000) and the Carpathian area (approximately $160,000);
     o Apache must pay all of FX Energy's pro-rata share of annual training costs during the first three years in the Lublin Basin ($80,000 per year) and the Carpathian area ($15,000 per year);
     o Apache may not charge FX Energy for any of its pro-rata share of Polish G&A costs through June 30, 2000. Thereafter, Apache may charge FX Energy for 25% of its Polish G&A costs, increased by 5% upon the drilling of each of the five remaining exploratory wells; up to a maximum of 50%; and
     o Apache paid FX Energy $950,000, including $500,000 during 1998 and $450,000 during 1997.

     The AMI Agreement modified and further defined the Apache Exploration Program by adding the following additional terms:

     o FX Energy and Apache must offer each other a fifty-percent interest in any new exploration, appraisal, development, property acquisition or other activities conducted by either party within the AMI during all of 1999 and 2000;
     o The ten exploratory wells under the Apache Exploration Program may, at the consent of both parties, be drilled anywhere within the AMI;
     o FX Energy and Apache have equal 50% interests in the Pomeranian and Warsaw West areas; and,
     o Apache is the operator of all areas controlled by FX Energy and Apache within the AMI.

Exploration Acreage Overview - Apache Exploration Program

     Lublin Basin

     The 5.6 million acre Lublin Basin is located in central southeast Poland and comprises the Lublin Basin Concession which contains twenty-four blocks and three partial blocks covering approximately 5.0 million acres awarded to FX Energy during 1996 and 1997 and the Lublin Basin Option acreage which comprises
0.6 million acres that is governed by an agreement between FX Energy, Apache and POGC dated July 18, 1997. FX Energy and Apache have an option to participate, with up to a one-third interest each, in the exploration of the Lublin Basin Option acreage. In turn, POGC has the option to participate in the exploration of the Lublin Basin Concession with up to a one-third interest.

     The Lublin Basin has been explored extensively by POGC in recent years resulting in the discovery of five fields (Stezyca, Swidnik, Ciecierzyn, Melgiew and Komarow) which established oil or gas reservoirs in Devonian reef and Carboniferous sand traps. Additional wells drilled by POGC in the Lublin Basin have also encountered oil or gas shows in the Cambrian, Devonian and Carboniferous formations. Seismic data analyzed to date and correlated with data from drilling logs and core samples from previous wells show a number of Carboniferous, Devonian, Cambrian and Triassic leads within the area covered by the Lublin Basin. FX Energy and Apache have acquired over 2,000 kilometers of 2D seismic and reprocessed over 5,400 kilometers of existing 2D seismic on the Lublin Basin to date. The seismic data, along with well log and core analysis data, was used to pick the first five exploratory well sites jointly drilled by FX Energy, Apache and POGC to date in the Lublin Basin.

     The first four exploratory wells under the Apache Exploration Program, all drilled within the Lublin Basin during 1999, were non-productive. In accordance with terms of the Apache Exploration Program, Apache covered all of FX Energy's share of costs for all four wells. On January 25, 2000, the Wilga 2, the fifth well in the Apache Exploration Program, was announced as an exploratory success after initial production tests indicated a combined flow rate of 16.9 Mmcf of gas and 570 Bbls of condensate per day from three intervals in a Carboniferous horizon at a depth between 7,732 and 8,550 feet. The Wilga 2 is on trend with POGC's Stezyca field in the Lublin Basin. The Stezyca field was discovered by POGC during 1995 and is reported to contain 38 Bcf of estimated gas reserves. Under the terms of the Apache Exploration Program, Apache will cover all of FX Energy's 45.0% share of costs pertaining to drilling and completing the Wilga 2. FX Energy and its partners plan an appraisal well immediately, followed by additional development drilling and facilities construction later in the year, with initial production expected to commence during early 2001. In addition, FX Energy will promptly begin seismic acquisition in the Wilga area to identify a target near the Wilga discovery to be drilled later this year to test the possibility of additional reserves outside the Wilga structure.

     Carpathian

     The 2.9 million acre Carpathian area is located in southern Poland and comprises the 1.4 million acre Carpathian Concession containing twelve blocks awarded to FX Energy on October 14, 1997 and the 1.5 million acre Carpathian Option acreage containing POGC controlled areas that are governed by an agreement between FX Energy, Apache and POGC dated February 2, 1998. FX Energy and Apache have an option to participate, with up to a one-third interest each, in the exploration of the Carpathian Option acreage. In turn, POGC has the option to participate in the exploration of the Carpathian Concession with up to a one-third interest.

     Hydrocarbons were first discovered in the Carpathian area in 1854. To date, the Carpathian region is reported to have produced in excess of 122 MMBbls of oil and 2.6 Tcf of gas from shallow depths. A limited number of deep wells drilled in recent years by POGC evidence additional possible reservoir potential within the area. Over the past few years, there have been several oil and gas discoveries in the Carpathian region in the Carboniferous, Myocene, Jurassic and Cretaceous formations. FX Energy and Apache plan to acquire approximately 350 kilometers of additional 2D seismic and drill one exploratory well during 2000 on the Carpathian area.

     During 1999, FX Energy elected to participate with a 5.0% interest in drilling the Andrychow 6, an exploratory well operated by POGC on POGC option acreage in southern Poland. The well tested a Devonian formation and was determined to be an exploratory dry hole during December 1999.

     During the second quarter of 1999, FX Energy and Apache commenced testing and recompletion operations on the Lachowice Farm-in, an undeveloped gas discovery on a POGC Concession located within the Carpathian area. Between 1982 and 1994 POGC drilled nine wells on the Lachowice Farm-in, three of which were shut-in gas discoveries; the Lachowice 1, Stryszawa 2K and Lachowice 7. POGC had previously tested the three wells at a combined average rate of 5.7 Mmcf of gas per day per well from a depth of 10,000-13,000 feet in a Devonian reef structure, but had yet to hook up and commercially produce the wells. On
February 26, 1999, FX Energy, Apache and POGC entered into an agreement to jointly develop the Lachowice Farm-in with Apache as operator. Under terms of the agreement, FX Energy and Apache agreed to pay all of the following costs in order to earn a one-third interest each in the project: (1) test and recomplete up to three shut-in gas wells; (2) if warranted, drill three additional wells; and, (3) if warranted, construct gathering and processing facilities. All costs and net revenues thereafter, including additional development drilling and lease operating costs, were to be shared one-third each by FX Energy, Apache and POGC. During June 1999, FX Energy and Apache commenced testing and recompletion procedures on the Stryszawa 2K, which was subsequently plugged and abandoned after it failed to maintain a commercial production rate. During September 1999, FX Energy and Apache tested the Lachowice 7 to determine its commercial potential. The test results of the Lachowice 7 did not warrant constructing gathering and processing facilities. FX Energy and Apache plan to turn the Lachowice 7 back to POGC and terminate the Lachowice Farm-in.

     Pomeranian

     The 3.5 million acre Pomeranian area is located in northwestern Poland and consists of the 2.2 million acre Pomeranian Concession containing ten exploration blocks awarded on October 31, 1997 and the 1.3 million acre Pomeranian Option acreage on POGC controlled areas pursuant to an agreement between FX Energy and POGC dated May 20, 1998. FX Energy and Apache have an option to participate, with up to a one-third interest each, in the exploration of the Pomeranian Option acreage. In turn, POGC has the option to participate in the exploration of the Pomeranian Concession with up to a one-third interest.

     There has been no significant oil and gas production from the Pomeranian area to date. Stratigraphic tests drilled by the Polish government have reported oil and gas shows, primarily from the Devonian horizon. POGC's Wierzchowa field is reported to have previously produced 14 Bcf of gas at a rate of approximately 5.7 Mmcf per well per day from a Permian structure within the Pomeranian Concession. POGC has made available to FX Energy and Apache the existing seismic data and well logs and cores from the Pomeranian area for reprocessing and analysis. FX Energy and Apache believe portions of the Pomeranian area are geologically similar to the BMB field to the southwest on which POGC has drilled approximately 22 commercial wells on a 3D seismic-defined structure. POGC has estimated the BMB field has ultimate recoverable reserves of 76 MMBbls of oil and 349 Bcf of gas. FX Energy and Apache plan to acquire approximately 300 kilometers of additional 2D seismic and drill one exploratory well during 2000 on the Pomeranian area.

     Warsaw West

     The 2.9 million acre Warsaw West area is located adjacent to the northwest section of FX Energy's Lublin Basin in central Poland and consists of 13 exploration blocks acquired by Apache during 1997. Effective January 1, 1999, FX Energy and Apache entered into an agreement whereby FX Energy became a fifty-percent partner in Apache's Warsaw West area.

     There has been no oil and gas production from the Warsaw West Concession. FX Energy and Apache plan to acquire approximately 422 kilometers of additional 2D seismic and drill one exploratory well during 2000 on the Warsaw West area.

Other Polish Project Areas

   Baltic Project Area

     The Baltic Project Area is located onshore near the Baltic Sea and consists of exploration rights currently covering approximately 0.9 million net acres in northern Poland. The Baltic Project Area is part of the Baltic Platform geological region that covers the southeastern portion of the Baltic Sea, portions of the bordering onshore areas of northern Poland and areas to the northeast in the Kaliningrad district of Russia, Lithuania and Latvia. Approximately 34 onshore and offshore fields have been discovered in the Baltic Platform. Four of the largest fields in this region reportedly have produced an aggregate of over 150 MMBbls of high grade oil through 1994. Under terms of the Baltic Area Usufruct Agreement, FX Energy is required to:

     o    drill at least two exploratory wells
     o pay $33,333 per year in concession fees over six years beginning March 7, 1996; and
     o    spend $25,000 per year training Polish citizens.

     During 1997, FX Energy drilled two wells in the Baltic Project Area to test Cambrian horizons that produce to the north offshore in the Baltic Sea and in the Kaliningrad district of Russia. Neither of the wells yielded commercial quantities of hydrocarbons. FX Energy has satisfied the two well work commitment applicable to the Baltic Project Area's six-year exploration phase and is currently seeking an industry partner to conduct additional joint oil and gas exploration in the Baltic Project Area.

      Sudety Project Area

     On July 26, 1999, Homestake Mining Company ("Homestake") completed its two-year, $1,100,000 minimum exploration commitment and terminated its agreement with FX Energy to jointly explore for gold on FX Energy's Sudety Project Area in southwestern Poland. FX Energy has discontinued further gold exploration in the Sudety Project Area.


PROPERTIES IN POLAND

Laws and Contracts Covering Poland Properties

     In 1994, Poland adopted the Geological and Mining Law, which specifies the process for obtaining domestic exploration and exploitation rights. All of FX Energy's rights in Poland have been awarded pursuant to this law. Under the Geological and Mining Law, the Concession Authority enters into oil, gas and mining usufruct agreements that grant the holder the exclusive right to explore for and exploit the designated hydrocarbons or minerals for a specified period under prescribed terms and conditions. The holder of the mining usufruct must also acquire an exploration concession to obtain surface access to the exploration area by applying to the Concession Authority and providing the opportunity for comment by local governmental authorities. If a commercially viable discovery is made in an exploration concession area, it is necessary for the holder of the exploration concession license to obtain an exploitation concession license for a specific term by then applying to the Concession Authority and negotiating with local government authorities. The holder of a usufruct, exploration and exploitation concession licenses must also acquire rights to use the land from the surface owner.

Oil and Gas Concessions

     The Concession Authority has granted FX Energy oil and gas exploration rights on the Lublin Basin, Carpathian, Pomeranian and Baltic areas and granted Apache oil and gas exploration rights on the Warsaw West area. The agreements divide these areas into blocks, generally containing approximately 250,000 acres each. Concession licenses have been acquired for surface access to all areas that lie within existing usufructs. The first three year exploration period begins after the date of the last concession signed under each respective usufruct. FX Energy believes all material concession terms have been satisfied.

     Each of the oil and gas usufructs divides exploration rights into successive exploration phases expiring in three and six years, respectively, after the grant of the last concession agreements covered by the applicable usufruct. A number of exploratory wells are required to be drilled during the first three year and second three year exploration phases, a minimum amount of 2D seismic acquisition must be completed (except in the Baltic), and other expenditures must be made, all as set forth in the applicable usufructs, in order to retain an interest in each usufruct.

     The dates of the last concession signed and work commitments for each of the usufructs are set forth in the following table:

                                                           WORK COMMITMENT
                                             ------------------------------------------------
                                             FIRST THREE        SECOND THREE           2D
                   NO. OF     DATE OF LAST   YEAR PHASE          YEAR PHASE          SEISMIC
    USUFRUCT       BLOCKS(1)  CONCESSION      DRILLING          DRILLING (2)       ACQUISITION
-----------------  ---------  ------------   -----------  ---------------------    -----------
LUBLIN BASIN:
  Vistula.........    8        08/08/97       One well     One well per block        500 km
  Lublin Middle...    7        06/30/98       Two wells    One well per block        500 km
  Block 298.......    1        06/30/98       One well     Two wells in usufruct     150 km
  Komarow.........    11       03/04/98       Two wells    One well per block        500 km
CARPATHIAN........    12       12/31/98       One well     Two wells in usufruct     350 km
POMERANIAN........    10       12/31/98       One well     Two wells in usufruct     600 km
WARSAW WEST (3)...    13       11/13/98       One well     Two wells in usufruct    1,500 km
BALTIC............    11       03/07/96       One well     One well in usufruct       None


(1)  The Baltic Project Area includes one  block that is approximately half  the
     size of  the other  blocks.   The  Komarow  usufruct includes  three  extra
     partial blocks adjacent to the border of Poland and the Ukraine.
(2)  The   drilling  commitments  in  a  block or  area  may  be  terminated  by relinquishing such block or area at the end of the first three year phase.
(3)  The  2D seismic acquisition requirements  for the Warsaw West area  include
     1,000 kilometers during  the first three  year exploration  period and  500
     kilometers during the  second three year  exploration period.   2D  seismic
     acquisition requirements for all other areas apply to the first three  year exploration period only.

     FX Energy may relinquish  its interest in  any usufruct at  any time if  it
determines the  hydrocarbon  potential   does  not warrant  further  holding  or
exploration costs without having to fulfill any remaining work commitments.

     As of December 31, 1999, FX Energy had completed acquiring all of the required 2D seismic on the Lublin Basin area, drilled one exploratory well
(Wilga 2) on the Vistula usufruct, one exploratory well (Czernic 277-2) on the Lublin Middle usufruct and two exploratory wells (Orneta 1 and Gladysze 1A) on the Baltic usufructs. FX Energy has also participated in drilling four other exploratory wells (Poniatowa 317-1, Siedliska 2, Witkow 1 and Andrychow 6) that were on concessions controlled by POGC and did not count towards the above referenced work commitments.

     The annual training fees for Polish citizens and the estimated aggregate concession and usufruct fees over the respective usufruct's six year exploration term, including the net amounts payable by FX Energy and Apache, are set forth in the following table:

                    TRAINING FEES    CONCESSION    NET CONCESSION/USUFRUCT FEES
                                                    ----------------------------
     USUFRUCT        PER YEAR (1)  AND USUFRUCT (2)    FX ENERGY       APACHE
------------------  -------------  ----------------   -----------  -------------
LUBLIN BASIN:
  Vistula.........    $ 25,000        $  220,000         $           $  220,000
  Lublin Middle ..      25,000           224,000               --       224,000
  Block 298 ......       5,000            51,000               --        51,000
  Komarow ........      25,000           200,000               --       200,000
CARPATHIAN .......      15,000           160,000               --       160,000
POMERANIAN .......      25,000           250,000          125,000       125,000
WARSAW WEST ......      25,000           390,000           97,500       292,500
BALTIC ...........      25,000           200,000          200,000            --
                    -------------  ----------------  -------------  ------------
  Total ..........    $170,000        $1,695,000         $422,500    $1,272,500
                    =============  ================  =============  ============


(1) On the Lublin Basin and the Carpathian usufructs, Apache has committed to cover all training fees during the first three year exploration period. FX
     Energy must cover its pro-rata share of training fee costs on the Lublin and Carpathian usufructs during the second three year exploration period.
     On the Carpathian, Pomeranian, and Warsaw West usufructs, FX Energy must cover its pro-rata share of training fees for the entire exploration period. On the Baltic Project Area, FX Energy must cover all training fees for the entire exploration period.

(2)  As of January  31, 2000, all  concession and usufruct  costs in the  Lublin
     Basin, Carpathian, Pomeranian,  and Warsaw West  had been  fully paid  for.
     The Baltic usufruct includes payments of $33,333 per year over six years beginning March 7, 1996.

     Under terms of the  Apache Exploration Program,  Apache contracted with  FX
Energy to  earn  a  fifty-percent  interest in  FX  Energy's  Lublin  Basin  and
Carpathian areas by agreeing to various  work commitments. Apache has  committed to cover all of  FX Energy's pro-rata share  of costs in  the Lublin Basin  area during the first three year phase  to: (1) drill and complete seven  exploratory wells; (2) acquire 1,650 kilometers of 2D seismic; (3) cover all annual training fees; and, (4) cover all concession and usufruct fees.  In the Carpathian  area,
Apache has committed to pay  for FX Energy's pro-rata  share of cost during  the three year  phase  to:  (1)  drill three  exploratory  wells;  (2)  acquire  350 kilometers of 2D seismic; (3) cover all annual training fees; and, (4) cover all
concession and  usufruct fees.   At  the consent  of both  parties, any  of  the
required wells in the Lublin Basin  and Carpathian areas may be drilled  outside of the respective areas.  Effective January 1, 1999, FX Energy and Apache  share equally in all exploratory  costs pertaining to the  Pomeranian and Warsaw  West areas.

     During 1997 and 1998, FX Energy, Apache and POGC entered into option agreements covering the Lublin Basin, Carpathian and Pomeranian areas whereby FX
Energy and Apache each has an independent right to participate, with up to a one-third interest, in the exploration of POGC controlled areas within the Lublin Basin, Carpathian and Pomeranian areas. In turn, FX Energy and Apache granted POGC a reciprocal right to participate in the exploration of the FX
Energy and Apache controlled areas within the Lublin Basin, Carpathian and Pomeranian areas on a block by block basis.

     If a commercially viable discovery  of oil were made  in any of its  areas, the concession owner would be required to apply for an exploitation  concession, as provided by the usufructs, with a term of 30 years and so long thereafter  as commercial production continues.  Upon the grant of the exploitation concession, the concession  owner would  become obligated  to pay  a fee,  to be  negotiated within the  range  of 0.01%  to  0.50% of  the  market value  of  the  estimated recoverable reserves in place,  payable in five  equal annual installments.  The concession owner would also be required to pay a royalty on any production,  the amount of  which  will  be set  by  the  Concession Authority,  within  a  range established on the base royalty rate for the mineral being extracted.  The  base royalty  rate  for  oil  and  gas  is  currently  6%,  but  could  be  increased unilaterally up to 10% (the current statutory maximum base royalty rate) by  the
Council of Ministers. The Concession Authority can set the royalty rate for  any particular commercial production  in a range  between 50% and  150% of the  base royalty rate, depending on the economic viability of such operation, but not  to exceed the statutory maximum rate.  Therefore, with the current base rate of  6%
for oil  and gas,  the Concession  Authority could  establish the  royalty  rate between 3% and 9%.  If, however, the base rate is increased to 10%, the  current statutory maximum, the royalty rate  would be between 5%  and 15%.  The  royalty rate may vary for  different producing fields  and may be  changed from time  to time during the productive life of a field.  Local governments will receive  60%
of any royalties paid on production.   The concession owner could be subject  to
significant delays in obtaining the consents of local authorities or  satisfying other governmental requirements prior to obtaining an exploitation license.

Polish Joint Venture Structure

     Within the framework of the Apache Exploration Program,  Apache is operator
on areas controlled jointly by FX  Energy and Apache.   POGC is the operator  on
areas controlled by POGC.  Even though  FX Energy, Apache and POGC will  conduct their activities jointly, they have agreed  to treat their respective  interests and obligations as separate, such that each company is responsible for providing its own funding for joint activities and is entitled to take and sell its  share of hydrocarbons independently of the other.  Customary western industry standard joint operating agreement terms govern the parties'  respective actions,  rights and obligations.

     FX Energy and  Apache have each  created Polish subsidiaries  to carry  out
their joint projects  in Poland.   FX  Energy has  created several  wholly-owned
spolka z o. o.  (a  form  of limited  liability  company)  to hold  all  of  its interests in Poland.  For example, in the Vistula area in the western portion of the Lublin Basin area containing eight exploration blocks, FX Energy and  Apache are each fifty-percent  beneficial participants  in a  Polish limited  liability company (the  "Lublin  LLC"), all  of  the title  ownership  of which  has  been assigned by  FX  Energy  to the  Lublin  LLC,  subject to  the  terms  of  their participation agreement.  In the event of an exploratory discovery, such as  the
Wilga 2, an exploitation license must be applied for.  The exploitation  license will be owned by a newly created Polish entity that reflects the true  ownership interests of all parties.

     In other instances, FX Energy and Apache have paired their interests in Poland into several spolka jawnas (a form of registered joint operation) to hold record title to the various usufructs and concessions. For example, FX Energy and Apache are each fifty-percent participants in a Polish spolka jawna (the
"Lublin SJ") which has been awarded usufructs and exploration concessions covering 16 exploration blocks in the Lublin area, the Carpathian Concession and the Pomeranian Concession.

     The ownership structure in Poland may  be altered by FX Energy, Apache  and
POGC from time to time in response to developments in the Polish legal system to
most accurately  reflect  their  various agreements  regarding    jointly  owned
projects in Poland.

Production, Transportation and Marketing - Poland

     As of December 31, 1999, FX Energy had  no oil or gas production in  Poland or an agreement or arrangement for the sale, delivery or refining of any oil  or gas that  may  be produced,  including  possible production  from  the  recently drilled Wilga 2.  It is expected that pursuant to terms to be incorporated  into formal documents now being negotiated, POGC  will purchase gas produced from  FX
Energy's interests at a  market price under a  long-term contract pertaining  to each property for which FX Energy holds an interest.  FX Energy expects that oil and gas  produced  from  its interests  in  Poland  will be  sold  for  domestic
consumption under marketing arrangements  to be negotiated.   FX Energy will  be
required to obtain governmental approval to export any oil or gas.

     Poland has crude oil pipelines traversing the country and a network of gas pipelines serving major cities, commercial and industrial areas and many gas production areas, including significant portions of FX Energy's exploratory acreage. Poland has a well-developed infrastructure of hard-surfaced roads and railways over which FX Energy believes oil produced could be transported for sale. There are refineries in Gdansk and Plock in Poland and one in Germany near the western Polish border which FX Energy believes could process crude oil produced in Poland. FX Energy will most likely incur substantial expenditures for constructing and operating facilities to gather and transport any oil and gas produced from its properties, including the recently discovered Wilga field.

PROPERTIES IN THE UNITED STATES

Domestic Producing Properties

     FX Energy currently produces oil domestically in Montana and Nevada. All of FX Energy's producing properties, except for the Rattlers Butte field (an exploratory discovery during 1997), were purchased during 1994. In Montana, FX
Energy operates the Cut Bank and Bears Den fields and has an interest in the Rattlers Butte field, which is operated by an industry partner. In Nevada, FX
Energy operates the Trap Spring and Munson Ranch fields and has an interest in the Bacon Flat field, which is operated by an industry partner. At the end of 1999, FX Energy had no producing activities outside the United States.

     A summary of FX Energy's average daily production, average working interest and net revenue interest during 1999 follows:


                         AVERAGE DAILY     AVERAGE   AVERAGE NET
                       PRODUCTION (BBLS)   WORKING     REVENUE
                       -----------------   INTEREST    INTEREST
                        GROSS     NET      --------   -----------
                       -------  -------
Cut Bank ...........     276      237       99.5%       85.7%
Bears Den...........      35       14       48.0%       39.2%
Rattlers Butte .....      41        2        0.7%        5.1%
Trap Spring ........      18        4       21.6%       20.0%
Munson Ranch .......      46       16       36.0%       34.1%
Bacon Flat .........      44        6       16.9%       12.5%
                       -------  -------
  Total ............     460      279
                       =======  =======


     Montana Production

     Production in the  Cut Bank field  in northern Montana  commenced with  the discovery of oil in the 1940's at an average depth of approximately 2,900  feet.
The Southwest Cut Bank Sand Unit, which is  the core of FX Energy's interest  in
the field, was  originally formed  by Phillips Petroleum  Company in  1963.   An
initial pilot waterflood program was started in 1964 by Phillips and  eventually
encompassed the entire unit with producing wells on 40 and 80 acre spacing.   FX
Energy owns  an average  working interest  ranging  from 99.5%  to 100%  in  101 producing oil wells, 28 active injection wells and one active water supply well.

     The Bears Den field in northern Montana was discovered in 1929 and has been
under  waterflood  since  1990.    Oil  is  produced  at  an  average  depth  of
approximately 2,430  feet. FX  Energy  owns a  48.0%  working interest  in  five producing oil wells and three active water injection wells.

     The Rattlers Butte  field was discovered  in central  Montana during  1997.
The State 31-8 well was drilled utilizing FX Energy's drilling rig to a depth of
approximately 5,800  feet.   The  well currently  produces  oil from  the  Tyler
formation.  FX Energy has a 6.25% working interest in the well.

     Nevada Production

     The Trap Spring field was discovered in 1976. FX Energy produces oil from fractured volcanics at an average depth of 3,700 feet from one well with a working interest of 21.6%.

     The Munson Ranch field was discovered in 1988. FX Energy produces oil at an average depth of 3,800 feet from five wells with an average working interest of 36.0%.

     The Bacon  Flat field  was discovered  in 1981.   FX  Energy owns  a  16.9%
working interest  in  one  well,  which  was drilled  in  1993  to  a  depth  of approximately 5,000 feet.

Production, Transportation and Marketing - Domestic

     The  following  table  sets  forth  FX  Energy's  average  net  daily   oil
production, average sales  price and  average production  costs associated  with
such production during the periods indicated.   FX Energy had no gas  production
for any of the periods for which information is presented.

                                                 YEARS ENDED DECEMBER 31,
                                               ----------------------------
                                                1999        1998      1997
                                               ------      ------    ------
Average daily net oil production (Bbls) ..       279         315       346
Average sales price per bbl ..............    $15.35      $ 9.78     $16.06
Average production costs per bbl (1) .....    $ 9.50      $ 9.11     $ 9.82


(1)  Production costs include lifting costs (electricity, fuel, water, disposal,
     repairs,  maintenance,  pumper,  transportation  and  similar  items)   and
     production taxes.  Production costs do not include such items as G&A costs, depreciation, depletion, state income taxes or federal income taxes.

     FX Energy sells oil at posted field prices to one of several purchasers  in each of its production areas.  For the  years ended December 31, 1999, 1998  and
1997, over 85% of FX Energy's total oil sales were to CENEX, a regional  refiner and marketer.  Posted prices are  published and are generally competitive  among
the various purchasers.   The  crude oil sales  contracts may  be terminated  by
either party upon 30 days' notice.

     Oil prices increased substantially during 1999 after being depressed for most of 1998 as compared to 1997. Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors: relatively minor changes in the supply of and demand for oil and gas; market uncertainty; political conditions in international oil producing regions; the extent of domestic production and importation of oil; the level of consumer demand; weather conditions; the competitive position of oil or gas as a source of energy as compared with coal, nuclear energy, hydroelectric power and other energy sources; the availability, proximity and capacity of gathering systems, pipelines and processing facilities; the refining capacity of prospective oil purchasers; the effect of federal and state regulation on the production, transportation and sale of oil; and other factors, all of which are beyond the control or influence of FX Energy. In addition to adverse oil price volatility, adverse changes in the market or regulatory environment may also have an adverse effect on FX Energy's ability to obtain funding from lending institutions, industry participants, the sale of additional securities and other sources.

Domestic Oil Reserves

     All of  FX  Energy's oil  properties  containing proved  oil  reserves  are
located in  Montana and  Nevada.   All information  set forth  in this  document
regarding proved reserves, related future net revenues and PV-10 Value is  taken from the report of  Larry D. Krause,  independent petroleum engineer,  Billings,
Montana.  Mr. Krause's  estimates were based upon  the review of the  production history and other geological, economic, ownership and engineering data  provided
by FX  Energy.   In accordance  with SEC  guidelines, FX  Energy's estimates  of future net revenues  from FX Energy's  proved reserves and  the PV-10 Value  are made using a sales price of $22.37, the  weighted average oil sales price as  of
December 31, 1999, the date of  such estimate, and are held constant  throughout
the life of the properties.   No estimates  of reserves have been filed with  or
included in any report to any other federal agency during 1999.


     FX Energy's estimated proved  reserves by reserve  category as of  December
31, 1999 are detailed in the following table:


                                  DECEMBER 31, 1999
                            ----------------------------
                              OIL (BBL)     PV-10 VALUE
                            ------------   -------------
DEVELOPED PRODUCING:
  Cut Bank .............       638,443      $2,660,670
  Other ................       100,347         725,813
                            ------------   -------------
    Total ..............       738,790       3,386,483

DEVELOPED NON-PRODUCING:
  Cut Bank .............       341,162       2,073,667
  Other ................            --              --
                            ------------   -------------
    Total ..............       341,162       2,073,667
                            ------------   -------------

      Total Developed ..     1,079,952       5,460,150
                            ------------   -------------
UNDEVELOPED:
  Cut Bank .............            --              --
  Other ................            --              --
                            ------------   -------------
    Total ..............            --              --

TOTAL PROVED RESERVES ..     1,079,952      $ 5,460,150
                            ============   =============


     The oil  reserves  assigned  to the  properties  in  this  evaluation  were determined by analyzing current  test data, extrapolating historical  production data and comparing field  data with the production  history of similar wells  in
the area.    The  current  volatility  of oil  prices  provides  an  element  of uncertainty.  Prices may vary significantly  from the $22.37 per barrel used  in the reserve study, which in  turn may have a  significant impact on FX  Energy's
calculated PV-10  value.   FX Energy  reported  PV-10 proved  developed  reserve
values of $5.5 million, $0.5 million and  $4.0 million as of December 31,  1999,
1998 and  1997,  respectively.   FX  Energy reported  PV-10  proved  undeveloped
reserves values of zero as of December 31, 1999 and 1998 versus  $9.6 million of
December 31, 1997 due to its decision in the third quarter of 1998 to focus  its resources on Poland and not spend  the capital necessary to further develop  the
Cut Bank field.   The reserve evaluations utilized  prices of $22.37, $8.11  and
$13.80 per barrel as  of December 31,  1999, 1998 and  1997, respectively.   The
reserve estimates  contained in  the engineering  report are  based on  accepted engineering and evaluation  principles.  The  PV-10 Value  does not  necessarily represent an estimate of fair market value for the evaluated properties.

     There are  numerous  uncertainties  inherent in  estimating  quantities  of
proved oil  reserves.   The estimates  in  this document  are based  on  various
assumptions relating  to  rates  of future  production,  timing  and  amount  of development expenditures,  oil prices  and the  results of  planned  development work.  Actual future  production rates and  volumes, revenues, taxes,  operating expenses, development expenditures  and quantities of  recoverable oil  reserves
may vary substantially  from those assumed  in the estimates.   Any  significant
change in  these  assumptions, including  changes  which result  from  variances between projected  and actual  results, could  materially and  adversely  affect future reserve estimates. In addition, such reserves may be subject to  downward or upward revision based upon production history, results of future development,
prevailing oil prices and other factors.   In the event FX Energy's  exploration
efforts establish  the existence  of gas  reserves, similar  uncertainties  will exist in estimating quantities of such reserves.  FX Energy's proved reserves as of December  31, 1999  include only  those  reserves attributable  to  developed properties.

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

Drilling Rig and Well Servicing Equipment

     In Montana, FX Energy has a drilling rig capable of drilling to a vertical depth of up to 6,000 feet, two well servicing rigs and other associated oilfield equipment. Historically, prior to late 1998, FX Energy utilized its drilling rig and well servicing equipment primarily on FX Energy's producing oil properties in Montana. During late 1998, FX Energy shifted its emphasis away from company-owned properties to third party contract work in an effort to increase its domestic revenues.


DRILLING ACTIVITIES

     The following table sets forth the wells drilled and completed by FX Energy during the years ended December 31, 1999, 1998 and 1997:

                                              YEARS ENDED DECEMBER 31,
                               -------------------------------------------------
                                     1999            1998           1997
                               ---------------  ---------------  ---------------
                                GROSS    NET     GROSS    NET     GROSS    NET
                               ------- -------  ------- -------  ------- -------
DEVELOPMENT WELLS:
  Producing ..............         --     --       --      --        --     --
  Non-producing ..........
                                   --     --       --      --        --     --
                               ------- -------  ------- -------  ------- -------
    Total ................
                                   --     --       --      --        --     --
                               ======= =======  ======= =======  ======= =======
EXPLORATORY WELLS:
  Discoveries:
   Poland (1) ............          1     .5       --      --        --     --
   United States .........         --     --       --      --       1.0    0.1
  Exploratory Dry Holes:
   Poland (1) ............          5    1.6       --      --       2.0    1.5
   United States .........         --     --       --      --       2.0    1.3
                               ------- -------  ------- -------  ------- -------
   Total .................          6    2.1       --      --       5.0    2.9
                               ======= =======  ======= =======  ======= =======


(1)  On December  16,  1999, the  Wilga  2 reached  a  total vertical  depth  of approximately 9,200 feet.  Initial flow tests conducted during January 2000 resulted in a combined initial flow rate of  16.9 Mmcf of gas and 570  Bbls of condensate per day from three intervals in a Carboniferous horizon at  a
     depth between 7,732  and 8,550 feet.   There were  no other exploratory  or
     development wells in progress as of December 31, 1999.


WELLS AND ACREAGE

     As of December 31, 1999, FX Energy had 114 gross and 108 net producing oil wells, all of which are located in Montana and Nevada.

     The following table sets forth FX Energy's gross and net acres of developed and undeveloped oil and gas leases as of December 31, 1999:

                                   DEVELOPED ACREAGE     UNDEVELOPED ACREAGE
                                   -----------------    ---------------------
                                    GROSS      NET        GROSS        NET
                                   -------   -------    ----------   --------
UNITED STATES:
  North Dakota ...............          --        --        16,875     16,875
  Montana ....................      10,732    10,418         1,150      1,057
  Nevada .....................         400       128            37         16
                                   -------   -------    ----------  ---------
   Total......................      11,132    10,546        18,062     17,948
                                   -------   -------    ----------  ---------
 POLAND: (1)
  APACHE EXPLORATION PROGRAM (2)
    Lublin Basin .............          --        --     5,000,000  2,500,000
    Carpathian ...............          --        --     1,400,000    700,000
    Pomeranian ...............          --        --     2,200,000  1,100,000
    Warsaw West ..............          --        --     2,900,000  1,450,000
                                   -------   -------    ----------  ---------
      Total ..................          --        --    11,500,000  5,750,000

  BALTIC PROJECT AREA ........          --        --       900,000    900,000
                                   -------   -------    ----------  ---------
    Total Polish acreage .....          --        --    12,400,000  6,650,000

TOTAL ACREAGE ................      11,132    10,546    12,418,062  6,667,948
                                   =======   =======    ==========  =========

(1)  All Polish acreage is rounded to the nearest 100,000 acre

(2)  Gives effect to fifty-percent beneficial ownership of Apache in the  Lublin
     Basin, Carpathian, Pomeranian and Warsaw West areas in FX Energy's joint exploration arrangements with Apache under the Apache Exploration Program.
     Does not give effect to options on POGC controlled areas containing approximately 0.6 million acres in the Lublin Basin area, 1.5 million acres in the Carpathian area and 1.3 million acres in the Pomeranian area under the POGC option agreements.

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

     To lessen the effects  of these hazards, FX  Energy maintains insurance  of various types to cover its domestic  operations and maintains general  liability coverage for its activities in  Poland.  FX Energy  has $9.0 million of  general liability insurance.  Apache, as the operator of the Apache Exploration Program, is carrying $25.0 million of general liability insurance for joint operations on
Polish areas  in which  FX Energy  and Apache  have interests.   FX  Energy  has
elected to be included on Apache's well control insurance policy for all jointly drilled wells to date in Poland.  POGC, as operator of POGC controlled areas, is required to carry  insurance with  similar coverage to  that of  Apache for  all partners.  FX Energy's seismic and drilling contractors are required to maintain insurance coverage for operations by them in Poland.  There can be no  assurance that FX Energy,  Apache or POGC  will be able  to continue  to obtain  insurance coverage for their current or future activities in Poland, or that any insurance obtained will provide coverage customary in either the industry or in the United
States, or be comparable  to the insurance now  maintained by FX Energy,  Apache
and POGC, or be  on favorable terms or  at premiums that  are reasonable.   This
insurance, however, does  not cover all  of the risks  involved in  oil and  gas exploration, drilling and  production and, if  coverage does exist,  may not  be sufficient to pay the  full amount of such  liabilities.  FX  Energy may not  be insured against  all losses  or liabilities  which may  arise from  all  hazards because such insurance may  not be available at  economic rates, the  respective insurance policies may have  limited coverage and other  factors.  For  example, insurance against  risks related  to violations  of  environmental laws  is  not maintained.  The  occurrence of a  significant adverse event  that is not  fully covered by  insurance could  have  a materially  adverse  effect on  FX  Energy.
Further, FX  Energy cannot  assure that  it will  be able  to maintain  adequate insurance in the future at rates it considers reasonable.


GOVERNMENT REGULATION

Poland

     FX Energy's activities  in Poland are  subject to  political, economic  and
other uncertainties,  including  the  adoption of    new  laws,  regulations  or
administrative policies that may adversely affect FX Energy or the terms of  its
exploration  or  production  rights;   political  instability  and  changes   in
government or  public  or  administrative policies;  export  and  transportation tariffs and local and national taxes; foreign exchange and currency restrictions and fluctuations; repatriation limitations; inflation; environmental regulations and other matters.  These operations in Poland are subject to the Geological and
Mining Law as well as the Act of January 31, 1994 concerning the Protection  and
Management  of  the  Environment,  which  are  the  primary  statutes  governing environmental protection.  Agreements with  the government of Poland  respecting
FX Energy's areas  create certain standards  to be  met regarding  environmental protection.  Participants in oil and gas exploration, development and production activities generally are required to (1) adhere to good international  petroleum industry practices,  including  practices  relating to  the  protection  of  the environment; and, (2) prepare  and submit geological  work plans, with  specific
attention  to  environmental  matters,  to  the  appropriate  agency  of   state
geological administration for its approval prior to engaging in field operations such as seismic  acquisition, exploratory drilling  and field-wide  development.
Poland's regulatory  framework respecting  environmental  protection is  not  as
fully developed and  detailed as that  which exists in  the United  States.   FX
Energy intends  that its  operations in  Poland will  be designed  to meet  good
international  petroleum  industry  practices  and,  as  they  develop,   Polish
requirements.

United States

     State and Local Regulation of Drilling and Production

     Exploration and production operations of FX Energy are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. FX Energy's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and natural gas FX Energy can produce from its wells and to limit the number of wells or the locations that FX Energy can drill.

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

     The  Resource  Conservation  and  Recovery  Act  ("RCRA")  and  regulations promulgated thereunder govern the generation, storage, transfer and disposal  of
hazardous wastes.   RCRA,  however, excludes  from the  definition of  hazardous wastes "drilling fluids, produced  waters and other  wastes associated with  the exploration, development, or production of crude oil, natural gas or  geothermal energy."  Because of this exclusion,  many of FX Energy's operations are  exempt from RCRA regulation.  Nevertheless, FX Energy must comply with RCRA regulations for any of its operations that do not fall within the RCRA exclusion.

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

     Stricter standards in environmental legislation may  be imposed on the  oil and gas industry in the future,  such as proposals made  in Congress and at  the state level from time to time that would reclassify certain oil and natural  gas
exploration  and  production   wastes  as  "hazardous   wastes"  and  make   the
reclassified wastes subject to more stringent and costly handling, disposal  and
clean-up requirements.   The  impact of  any such  changes, however,  would  not
likely be any more burdensome to FX Energy than to any other similarly  situated company involved in oil and gas exploration and production.

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

     Nearly all of FX  Energy's United States working  interests are held  under
leases from  third  parties.    FX Energy  typically  obtains  a  title  opinion
concerning such properties prior to the commencement of drilling operations.  FX
Energy has obtained such  title opinions or other  third party review on  nearly all of its producing properties and  believes that it has satisfactory title  to all such properties sufficient to meet  standards generally accepted in the  oil and gas industry.  FX Energy's  United States properties are subject to  typical burdens, including customary royalty interests and liens for current taxes,  but
FX Energy has concluded that such  burdens do not materially interfere with  the use of such  properties.  Further,  FX Energy believes  the economic effects  of such burdens have been appropriately reflected  in FX Energy's acquisition  cost
of such  properties  and reserve  estimates.   Title  investigation  before  the
acquisition of undeveloped properties is less thorough than that conducted prior to drilling, as is standard practice in the industry.


EMPLOYEES AND CONSULTANTS

     As of December 31, 1999, FX Energy had 36 employees, consisting of eight in
Salt Lake City, Utah; 25 in Oilmont, Montana; one in Greenwich, Connecticut; and
two in Houston,  Texas.   None of  FX Energy's  employees are  represented by  a
collective bargaining  organization, and  FX Energy  considers its  relationship with its employees to be satisfactory.  In addition to its employees, FX  Energy
regularly  engages  technical  consultants   to  provide  specific   geological,
geophysical and other professional services.


OFFICES AND FACILITIES

      FX Energy's executive offices, approximately 3,010 square feet of office space located at 3006 Highland Drive, Salt Lake City, Utah, are rented at $2,960 per month under a month to month agreement. FX Energy owns a 16,160 square foot office building located at the corner of Central and Main in Oilmont, Montana.
FX Energy utilizes 4,800 square feet for its field office and rents the remaining space to unrelated third parties for $875 per month. FX Energy rents a small office suite for $1,400 per month in Warsaw, Poland at Al. Jana Pawla II
29, as an office of record in Poland.


RISK FACTORS

     The business of FX Energy is subject to a number of material risks, including, but not limited to, the following factors related directly and indirectly to FX Energy and its activities in Poland:

     Limited Exploratory Drilling Success in Poland and the United States to
     Date

     In Poland, FX Energy has participated  in drilling eight exploratory  wells
through December 31,  1999.   Five of the  exploratory wells  were drilled  with
Apache and POGC as partners under terms of the Apache Exploration Program,  four
of which were exploratory dry  holes and one was  an exploratory discovery.   FX
Energy has also drilled two exploratory dry holes on the Baltic Project Area and participated in an exploratory dry hole in the Carpathian area.  In addition, FX
Energy participated in testing  and appraising in two  shut-in gas wells in  the
Lachowice area in  Poland that did   not result  in commercial  production.   FX
Energy has participated in eight exploratory wells in the western United  States through December 31, 1999, only one  of which has resulted in the  establishment of limited commercial production and small reserves.  There can be no  assurance
FX  Energy  can  replace   depleted  reserves  through  additional   exploratory
discoveries in Poland or the United States.

     Future Need for Additional Capital

     FX Energy may require substantial amounts of additional capital during 2000 and 2001 to fund the following activities:

     o    additional proposed activities on  the Apache Exploration Program  and the Baltic Project Area;
     o    possible  other  exploration,   appraisal,  development  or   property
          acquisition opportunities;
     o    development of any hydrocarbon discovery that is successful in finding proved reserves, including the recently discovered Wilga field; and
     o    general corporate purposes.

     The amount of capital required for the above possible purposes will  depend on the nature of the planned activities, expected results and other factors.  FX
Energy has no  current arrangement for  any such additional  financing, but  may seek required funds from  the issuance of debt  and equity securities under  its currently effective $100 million  shelf registration statement, bank  financing,
project  financing,  strategic  alliances  or  other  arrangements.    Obtaining
additional financing  may dilute  the interest  of existing  stockholders in  FX
Energy or  FX Energy's  interest in  the specific  project being  financed.   FX
Energy cannot assure that  additional funds could be  obtained or, if  obtained, would be on terms favorable to FX Energy.

     In addition to planned exploration and possible development activities in Poland, FX Energy may require funds for general corporate purposes after the end of 2000 if it does not then have additional revenues from operations.

     History of Operating Losses

     From its inception  in January 1989  through December 31,  1999, FX  Energy incurred cumulative net  losses of $28.8  million.  FX  Energy expects that  its continued exploration activities will continue to result in losses and that  its
accumulated  deficit  will   increase.    FX   Energy  reported  losses   before
extraordinary gains of  $5.9 million, $10.1  million, and $6.7  million for  the
years ended  December  31,  1999,  1998  and  1997,  respectively.    FX  Energy
anticipates that  it  will  incur  losses  through  2000  and  possibly  beyond, depending on  whether  its  exploration,  appraisal,  development  and  property acquisition activities  in  Poland  result in  sufficient  production  to  cover related operating expenses.  Until sufficient  cash flow from operations can  be obtained, it  is expected  that  FX Energy  will  need additional  capital  from offerings of securities and/or the sale  of interests in its properties to  fund planned exploration, appraisal, development and property acquisition programs in
Poland.

Dependence on Poland

     FX Energy has allocated substantially all of its financial, management  and
technical resources to  its activities  in Poland.    FX  Energy's success  will
depend on the results of those activities.   The success of FX Energy's  efforts
in Poland  will  depend, in  addition  to  the risks  discussed  below  normally
associated  with  the   activities  related  to   the  exploration,   appraisal,
development and acquisition of oil and gas properties, on:

     o    its ability  to  maintain  its relationships  with  Apache,  POGC  and agencies and enterprises of the Polish government;
     o    the  establishment  of  significant   oil  or  gas  reserves   through
          exploration,   appraisal,   development   and   property   acquisition
          activities;
     o    the completion of production, transportation and marketing  facilities and the  negotiation  of  sales  contracts  for  newly  discovered  or acquired reserves; and
     o    risks associated with conducting operations in a foreign country.

     If FX Energy's activities in Poland are unsuccessful, the market price of the common stock would likely suffer a material decline, and investors would face the possible loss of all or a substantial portion of their investment.

     Dependence on Strategic Alliances

     The failure of Apache  or POGC to perform  its obligations under  contracts with FX Energy would most  likely have a material  adverse effect on FX  Energy.
In particular, FX Energy  has prepared its exploration  budget through 2000  and into 2001 based on the participation of  Apache and, to a limited extent,  POGC.
In the future, FX  Energy may become  even more reliant  upon the expertise  and financial capabilities of its strategic partners.  Apache has worldwide oil  and
gas interests outside of  Poland in which  FX Energy does  not participate.   If
such separately held interests should become more promising than interests  held with FX Energy  in Poland, Apache  may focus its  efforts, funds, expertise  and
other resources elsewhere.   In addition, should  FX Energy's relationship  with
Apache deteriorate or terminate, FX Energy's oil and gas exploratory programs in
Poland may  be  delayed  significantly.    Although  FX  Energy  has  rights  to
participate in exploration  and development activities  on some POGC  controlled acreage, it has no right to initiate such activities.  Further, FX Energy has no interest in  the underlying  agreements, licenses  and  grants from  the  Polish agencies governing the exploration,  exploitation, development or production  of acreage controlled by POGC.  Thus, FX Energy's program in Poland involving  POGC controlled acreage  would be  adversely affected  if POGC  should elect  not  to pursue activities on such acreage, if the relationship between FX Energy, Apache and POGC should deteriorate or terminate  or if POGC or the government  agencies should  fail  to  fulfill  the  requirements  of  or  elect  to  terminate  such agreements, licenses or grants.

     FX Energy  intends  to  seek  potential  partners  to  participate  in  the
exploration of its  Baltic Project Area.   FX Energy  cannot assure  it will  be
successful in obtaining the participation of any such partner, the terms of  any such arrangement would be favorable to FX Energy or such efforts will not  delay
FX Energy's exploratory activities in the Baltic Project Area.

     Limited Control over Interests

     In each of the strategic alliances  between FX Energy and Apache and  POGC,
FX Energy has designated the other party as the operator or has granted it other management or decision  making powers and  rights. Specifically,  Apache is  the operator  on  areas  controlled  by  FX  Energy  and  Apache  under  the  Apache
Exploration Program.  POGC is the operator on areas controlled by POGC under the
Apache Exploration  Program.   As a  result, FX  Energy does  not exercise  sole
control over the areas subject to these alliances or operations on such areas.

     Exploration Risks

     The factors  listed below,  most of  which are  outside the  control of  FX
Energy, may prevent FX Energy from establishing commercial production or substantial reserves as a result of its exploration, appraisal, development and property acquisition activities in Poland:

     o    FX Energy cannot assure that any well will encounter hydrocarbons;
     o    there is no way to know in advance of drilling and testing whether any prospect encountering hydrocarbons will yield oil or gas in sufficient quantities to cover drilling or completion costs or to be economically viable;
     o    one  or  more  test  wells  are  typically  required  to  confirm  the commercial potential of any hydrocarbon discovery;
     o    FX Energy may continue  to incur exploration  costs in specific  areas even if initial test wells are plugged and abandoned or, if  completed for production, do not result in production of commercial  quantities;
          and
     o    drilling operations may be curtailed, delayed or canceled as a  result of numerous factors, including  operating problems encountered  during
          drilling,   weather   conditions,    compliance   with    governmental
          requirements and shortages or delays in the delivery of equipment.

     FX Energy,  Apache and  POGC select  targets merely  on interpretations  of
geological and geophysical data.   FX Energy cannot assure that oil or gas is in
fact present  or  that any  oil  or gas  that  is  present can  be  produced  in commercial quantities.  Many exploration decisions are based on scientific  data gathered by companies  other than  FX Energy, Apache  and POGC  prior to  recent
significant technological  advances.    Data gathered  by  other  companies  and
reprocessed or otherwise enhanced may not be as reliable as data gathered either using modern technology or under the supervision of FX Energy, Apache or POGC.

     The limited availability in Poland of some western exploration, drilling and production equipment, supplies and services may adversely effect proposed activities. In addition, oil and gas gathering, storage, transportation and processing facilities may not be available in Poland or have limited capacity, which could substantially increase the cost of exploration, development and production and reduce potential financial returns. FX Energy cannot assure its exploration or other efforts will be successful.

     Required Licenses and Rights

     A number of government  authorizations are required  in connection with  FX
Energy's activities in Poland. In order to explore, exploit, develop and produce oil and gas in Poland, the operator is required to obtain:

     o    a mining  usufruct agreement  from the  national concession  authority
          that  grants  the   exclusive  right  to   explore  and  exploit   the
          hydrocarbons on the covered area;
     o    an exploration concession from  the national concession authority  and local authorities to obtain surface access to the covered area;
     o    a grant of surface rights from the surface owner; and
     o    an exploitation concession from the national concession authority  and local authorities to develop and produce oil and gas.

     Usufruct agreements and exploration concessions  have been granted for  all of FX Energy's oil and gas exploration project areas in Poland to date.  In  the event of  a  commercial oil  and/or  gas discovery,  it  would be  necessary  to negotiate with  national  and local  government  officials of  Poland  regarding certain of the terms  and conditions of  the required exploitation  concessions.
This may result in increased costs and delays.  These negotiations would include the determination of a production/exploitation fee within the range of 0.01%  to
0.50% of the market value of the economically recoverable reserves estimated  to be in place, payable in five equal annual installments.  In addition, the  local governments having jurisdiction  over the production  area must  consent to  the
grant of  an exploitation  license.   All operations  must comply  with  certain
environmental regulations  and may  require an  environmental impact  statement.
Additional governmental  permits,  licenses  and agreements  would  be  required before exporting any oil or gas from Poland.

     Limited Exploration and Development Infrastructure

     There can be no assurance that FX Energy  and its partners will be able  to conduct an effective and efficient exploration program in Poland.  Further,  the limited availability  of  some  western  exploration,  drilling  and  production
equipment, supplies and services may adversely affect proposed activities.   The
Wilga 2,  FX Energy's  first exploratory  oil and  gas discovery  in Poland,  is located approximately 12 miles away from the nearest gas pipeline.  The  limited
availability  or  limited   capacity  of   oil  and   gas  gathering,   storage,
transportation and processing facilities subject FX Energy to certain risks that could substantially increase the cost of exploration, development and production activities and reduce potential financial returns.

     Possible Requirements for Oil and Gas  Gathering, Storage, Processing   and
     Transmission Systems

     FX Energy and its partners will need to obtain required permits and design, construct and place into  operation oil and  gas gathering, storage,  processing
and  transportation  facilities  for  any  oil  and  gas  produced  from   their
properties, including the recently  discovered Wilga field.   FX Energy and  its
partners cannot assure that any  oil or gas reserves,  including the Wilga 2  or any future oil or  gas discovery in Poland,  will be in  close proximity to  any
existing crude oil pipeline or the gas transmission network in Poland.   Outside
of POGC, FX Energy and Apache do not  have arrangements to use any pipelines  in
Poland.  Therefore, wells may be temporarily shut in for lack of a market or due to the unavailability of pipeline and/or gathering system capacity.  This  would
correspondingly delay  cash  flow.    Because of  the  cost  of  production  and
marketing facilities, it may  not be economically  feasible to begin  production even if substantial reserves are identified.  Amounts that FX Energy may  budget
for  the  construction  of  gathering,  storage,  transmission  and   processing
facilities may not be sufficient.

     Transportation and Marketing Agreements

     FX Energy and its partners will  need to complete transportation,  refining or marketing arrangements relating to oil or gas that may be produced from their exploration acreage in Poland and any oil and gas that may be produced from  the
recently  discovered  Wilga  field.      Due  to  governmental  regulations  and
logistics, FX Energy and its partners may be unable to export oil or gas if they
desire to  do  so.   The  ultimate profitability  of  FX Energy's  oil  and  gas operations may  well  depend on  the  availability, proximity  and  capacity  of
gathering systems,  pipelines and  processing facilities.   Any  discovery  that
results in  the  commercial  production  of oil  and/or  gas  will  require  the negotiation of  specific  terms  relating  to  the  construction  of  processing facilities and pipelines and the sale and transportation of oil and/or gas.

     FX Energy, Apache,  and POGC may  need to expand  or continue marketing  or transportation arrangements for oil or gas produced from properties purchased or negotiate new contracts in an effort to obtain higher sales prices or other more
favorable terms.   The actual  delivery and  sale of  gas or  oil produced  will depend on the needs  of purchasers, their  operating and financial  capabilities and their ability to satisfy regulatory requirements.

     Depletion of Existing Reserves

     FX Energy's  existing limited  reserves in  Montana  and Nevada  are  being depleted by production.  The Wilga 2, FX Energy's first exploratory discovery in
Poland, has yet to produce oil  or gas.  FX Energy's  oil and gas revenues  will continue to decline unless its exploratory discovery is placed in production and existing reserves  are  replaced and  expanded  by successful  drilling  or  the
acquisition of  additional  reserves.   FX  Energy's  success  will  be  largely
dependent  on  its  ability  to  discover  new  oil  and  gas  reserves  through participation in  exploration and  development opportunities  or acquisition  of proved reserves in  Poland or the  western United States,  all of which  involve substantial risks.  FX Energy cannot assure its program in Poland will result in the discovery of additional reserves to  replace or expand FX Energy's  existing reserves.

     Dependence on Officers and Key Employees

     FX Energy  is dependent  upon  Mr. David  N.  Pierce, President  and  Chief
Executive Officer,  Mr. Andrew  W. Pierce,  Vice-President and  Chief  Operating
Officer, and other key  personnel for its various  activities.  In addition,  FX
Energy is dependent on  Mr. Jerzy B.  Maciolek, Vice-President of  International
Exploration, a Polish national who is instrumental in assisting FX Energy in its operations in Poland. The loss of the  services of any of these individuals  may
materially and  adversely  affect  FX  Energy.    FX  Energy  has  entered  into
employment agreements with Mr. David N. Pierce, Mr. Andrew W. Pierce, Mr.  Jerzy
B. Maciolek and  other key  executives.   FX Energy  does not  maintain key  man
insurance on any of its employees.

     Risks Associated with Growth

     FX Energy has had only limited operations in Poland. If its activities in Poland are successful, it may experience rapid growth. FX Energy's ability to manage this growth will depend, in part, upon its ability to:

     o    attract and retain quality management and technical personnel;
     o raise and manage the deployment of significant amounts of capital for the development of any new discoveries or property acquisitions or the construction of production, processing and transportation facilities;
     o rely on Apache and POGC for technical and managerial resources to develop markets for oil and gas produced and to fund their share of capital requirements; and
     o    comply with governmental regulations.

     Volatility of Commodity Prices and Markets

     Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to the following factors:

     o    relatively minor changes in the supply of and demand for oil and gas;
     o    market uncertainty;
     o    political conditions in international oil and gas producing regions;
     o    the extent of production and importation of oil and gas into  existing or potential markets;
     o    the level of consumer demand;
     o    weather   conditions   affecting   production,   transportation    and
          consumption;
     o    the competitive  position of  oil or  gas  as a  source of  energy  as compared with  coal, nuclear  energy,  hydroelectric power  and  other energy sources;
     o    the  availability,  proximity  and  capacity  of  gathering   systems,
          pipelines and processing facilities;
     o    the refining capacity of prospective oil purchasers;
     o    the effect of government regulation on the production,  transportation and sale of oil and gas; and
     o    other factors beyond the control of FX Energy.

     FX Energy cannot control or influence the above factors. Oil prices, for example, have only recently rebounded from their lowest level in over two decades. In addition to the direct impact on the prices at which oil or gas may be sold, adverse changes in oil or gas prices and the related effects on the oil and gas industry in general would likely have an adverse effect on FX Energy's ability to obtain funding from lending institutions, industry participants, the sale of additional securities and other sources.

     Common Stock Price Volatility and Limited Trading Volume

     FX Energy common stock  has traded as low  as $3.87 and  as high as  $13.37
between January 1, 1998 and February 15, 2000.   Some of the factors leading  to
this volatility include:

     o    the outcome of individual wells or  the timing of exploration  efforts in Poland, as  evidenced by significant  price declines following  the announcement of exploratory  dry holes in  Poland and the  significant
          price  and  volume  volatility   following  the  announcement  of   an
          exploratory success in Poland by FX Energy;
     o    the results of other operations in which FX Energy has an interest  in
          Poland;
     o    the potential sale by FX Energy of newly issued common stock to  raise capital or by existing stockholders of  restricted securities;
     o    price and volume fluctuations in  the general securities markets  that are unrelated to results of operations of FX Energy;
     o    the  investment  community's  view   of  companies  with  assets   and
          operations outside  the United  States in  general  and in  Poland  in particular;
     o    actions or announcements by Apache and POGC that may affect FX Energy;
     o    prevailing world prices for oil and gas;
     o    the potential of FX Energy's current and planned activities in Poland;
          and
     o    changes  in  stock  market  analysts'  recommendations  respecting  FX
          Energy, other oil  and gas companies  or the oil  and gas industry  in general.

     FX Energy expects that it will encounter additional exploration failures in Poland that will adversely affect the trading prices for the common stock.

     The trading volume in FX Energy  common stock has been relatively  limited.
Therefore, it may not be possible for an investor to sell a significant number of shares at or near quoted prices or at all if an investor were to seek to do so.

     Operating Hazards and Uninsured Risks

     FX Energy's oil and gas drilling  and production operations are subject  to hazards incidental to the industry.  These hazards include blowouts,  cratering, explosions, uncontrollable  flows of  oil, natural  gas or  well fluids,  fires, pollution, releases  of toxic  gas and  other environmental  hazards and  risks.
These hazards can cause personal injury and  loss of life, severe damage to  and destruction of property  and equipment,  pollution or  environmental damage  and suspension of operations.  To lessen  the effects  of these  hazards, FX  Energy
maintains insurance  of various  types to  cover its  domestic operations.    FX
Energy cannot  assure  that the  general  liability insurance  of  $9.0  million carried by it or  the $25.0 million carried  by Apache, as  the operator of  the
Apache Exploration Program,  can continue to  be obtained  on reasonable  terms.
POGC, as operator of POGC controlled areas, is required to carry insurance  with
similar coverage to  that of  Apache for  all partners.   The  current level  of
insurance does not cover all of the  risks involved in oil and gas  exploration,
drilling and production.   Where additional insurance  coverage does exist,  the
amount of  coverage  may not  be  sufficient to  pay  the full  amount  of  such liabilities.  FX  Energy may not  be insured against  all losses or  liabilities that may  arise  from all  hazards  because  such insurance  is  unavailable  at economic rates, because of limitations on  existing insurance coverage or  other factors.  For example, FX does  not maintain insurance against risks related  to
violations of environmental laws.   FX Energy would  be adversely affected by  a
significant adverse event that is not  fully covered by insurance.  Further,  FX
Energy cannot assure that it will be able to maintain adequate insurance in  the future at rates it considers reasonable.

     Political and Regulatory Risks in Poland

     FX Energy's oil and gas exploration, development and production activities in Poland are and will be subject to ongoing uncertainties and risks, including:

     o    possible changes  in  government  personnel, the  development  of  new administrative policies  and  practices and  political  conditions  in
          Poland  which  may  affect  the  administration  of  agreements   with
          governmental agencies or enterprises;
     o    possible changes to the laws,  regulations and policies applicable  to
          FX Energy and its partners  or the oil and  gas industry in Poland  in general;
     o    uncertainties  as  to  whether  the  laws  and  regulations  will   be
          applicable in any particular circumstance;
     o    uncertainties as to  whether FX  Energy will  be able  to enforce  its rights in Poland;
     o    the requirement  to demonstrate,  to the  satisfaction of  the  Polish authorities, FX Energy, Apache and POGC's compliance with governmental
          requirements   respecting   exploration   expenditures,   results   of
          exploration, environmental protection matters and other factors;
     o    the inability to  recover previous payments  to the Polish  government made  under  the  exploration  rights  or  any  other  costs  incurred respecting those  rights if  FX  Energy were  to  lose or  cancel  its exploration and exploitation rights at any time;
     o    political instability and possible changes in government;
     o    export and transportation tariffs;
     o    local and national tax requirements; and
     o    expropriation or  nationalization  of private  enterprises  and  other risks arising out of foreign  government sovereignty over the  project areas.

     Poland has  a  regulatory  regime governing  exploration  and  development,
production, marketing,  transportation and  storage  of oil  and  gas.     These
provisions were recently  promulgated and are  relatively untested.   Therefore,
there is  little or  no administrative  or  enforcement history  or  established practice that  can aid  FX Energy  or Apache  in evaluating  how the  regulatory
regime  will  affect  FX  Energy's  operations.    It  is  possible  that   such
governmental  policies  will   change  or   that  new   laws  and   regulations,
administrative practices or  policies or  interpretations of  existing laws  and regulations will  materially  and adversely  affect  FX Energy's  activities  in
Poland.  In  certain instances, Poland's  laws, policies and  procedures may  be changed to conform to the minimum requirements that must be met before Poland is admitted as a full member of the European  Union.  The government of Poland  has announced that it  intends to  privatize various segments  of POGC  in the  near future.  Currently, no specific plans have been announced respecting the  method
or timing of such  privatization.    FX Energy cannot  predict how the  possible
privatization of POGC will affect FX Energy.

     Environmental Risk

     Operations on FX Energy's project areas  are subject to environmental  laws and regulations  in Poland  that provide  for restrictions  and prohibitions  on spills, releases or emissions of various substances produced in association with
oil  and  gas  exploration  and  development.    Additionally,  if   significant
quantities of gas are produced with oil, regulations prohibiting the flaring  of gas may inhibit oil  production.  In  such circumstances, the  absence of a  gas
gathering  and  delivering  system  may  restrict  production  or  may   require
significant expenditures to  develop such a  system prior to  producing oil  and gas.  FX  Energy or Apache  may be required  to prepare and  obtain approval  of environmental impact assessments by governmental authorities in Poland prior  to commencing  certain  oil  and  gas  production,  transportation  and  processing functions.

     FX Energy, Apache and POGC cannot  assure that they have complied with  all applicable laws and regulations in drilling exploratory wells, acquiring seismic
data or  completing  other activities  in  Poland  to date.    More  restrictive
regulations or administrative policies or practices may be adopted by the Polish government.  The cost of compliance  with current regulations or any changes  in
environmental regulations  could  require significant  expenditures.    Further,
breaches of  such  regulations  may  result  in  the  imposition  of  fines  and penalties, any of which may be material.  These environmental costs could have a material adverse  effect  on  FX Energy's  financial  condition  or  results  of operations in the future.

     Foreign Currency Risk

     The amounts  in  FX  Energy's  agreements with  Apache  and  POGC  and  the government of Poland relating to FX Energy's activities in Poland are  expressed in United States Dollars.  Conversions between United States Dollars and  Polish
Zlotys are made on the due date of amounts to be paid or received.  FX  Energy's activities in Poland may be affected  by fluctuations in exchange rates  between
the Polish Zloty, the United States Dollar, the Euro and other currencies.   The
exchange rate for the  Polish Zloty was  4.14, 3.51 and  3.51 per United  States
Dollar as of December 31, 1999, 1998 and 1997, respectively.  FX Energy has  not hedged its foreign currency activities in the past and has no future plans to do
so.  Currencies used by FX Energy may not be convertible at satisfactory  rates.
In addition,  the official  conversion rates  between United  States and  Polish currencies may not accurately reflect the  relative value of goods and  services available or required in Poland.  Further, inflation may lead to the devaluation of the Polish Zloty.

     Repatriation Risk

     Currently, there are no restrictions on the ability of a Polish entity to repay debt to a foreign parent corporation or to pay fair market compensation to a foreign parent corporation for legitimate services. However, Polish limited liability companies such as those through which FX Energy conducts most of its activities in Poland can pay dividends only once annually and only to the extent of profits, as determined in compliance with Polish accounting and regulatory requirements and as verified by an audit satisfying Polish professional standards. Although FX Energy is entitled to a credit against its United States tax obligations equal to any foreign taxes paid, FX Energy may not be able to use this credit unless FX Energy owes taxes in the United States.

     Possible Corporate Takeover

     Provisions in FX Energy's articles of incorporation and bylaws could:

     o    discourage potential acquisition proposals;
     o    delay or prevent a change in control of FX Energy;
     o diminish stockholders' opportunities to participate in tender offers for common stock, including tender offers at prices above the then current market prices; or
     o inhibit increases in the market price of common stock that could result from takeover attempts.

     FX Energy's articles of incorporation authorize FX Energy to issue, without stockholder approval, one or more classes or series of preferred stock, having such preferences, powers and relative participating, optional or other rights
(including preferences over the common stock) as FX Energy's Board of Directors may determine. The terms of one or more classes or series of preferred stock could be superior to the terms of the common stock, which may adversely impact the rights of holders of common stock or could have anti-takeover effects. In addition, FX Energy has adopted a stockholder rights plan. This plan and the provisions of FX Energy's articles of incorporation, bylaws and the Nevada
Domestic and Foreign Corporation Law may delay, discourage, inhibit, prevent or render more difficult an attempt to obtain control of FX Energy, whether by a tender offer, business combination, proxy contest or otherwise. These other provisions include the classification of the Board of Directors, a prohibition of stockholder action by less than unanimous written consent and Nevada Domestic and Foreign Corporation Law restrictions on business combinations with certain interested parties.

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


OIL AND GAS TERMS

The following terms have the indicated meaning when used in this Report:

     "BPD" means barrels of oil per day.

     "BBL" means barrel of oil.

     "BCF" means billion cubic feet of natural gas.

     "CARRIED" refers to an agreement under which one party (carrying party) agrees to pay for all or a specified portion of costs of another party
     (carried party) on a property in which both parties own a portion of the working interest.

     "CONDENSATE" means a light  hydrocarbon liquid, generally natural  gasoline
     (C5 to C10), that condenses to a liquid (i.e., falls out of wet gas) as the wet gas is sent through a mechanical separator near the well.

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

     "HORIZON" means an underground geological formation which is the portion of the larger formation which has sufficient porosity and permeability to constitute a reservoir.

     "MBBLS" means thousand barrels of oil.

     "MMBBLS" means million barrels of oil.

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

     "PV-10 VALUE" means the estimated future net revenue to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%. These amounts are calculated net of estimated production costs and future development costs, using prices and costs in effect as of a certain date, without escalation and without giving effect to non-property related expenses such G&A costs, debt service, future income tax expense or depreciation, depletion and amortization.

     "RESERVOIR" means a porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and that is distinct and separate from other reservoirs.

     "STEP-OUT" means a well drilled outside well locations offsetting a producing well but within the possible or probable extent of a reservoir.

     "TCF" means trillion cubic feet of natural gas.


--------------------------------------------------------------------------------

                           ITEM 3.  LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

      FX Energy is not a party to any material legal proceedings and no material legal proceedings have been threatened by FX Energy or, to the best of its knowledge, against it.


--------------------------------------------------------------------------------

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------

     No matter was submitted to a vote of FX Energy's security holders during the fourth quarter of the fiscal year ended December 31, 1999.


                                    PART II


--------------------------------------------------------------------------------

                     ITEM 5.  MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------


PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

     The following table sets forth for  the periods indicated the high and  low
closing prices for FX Energy's    common stock as quoted under the symbol "FXEN"
on the Nasdaq National Market:

                                                       LOW       HIGH
                                                     -------    -------
2000:
  First Quarter (through February 15, 2000).....     $ 5.13     $ 7.94

1999:
  Fourth  Quarter ..............................     $ 4.00     $ 7.00
  Third Quarter ................................       6.31       9.43
  Second Quarter ...............................       4.13       7.00
  First Quarter ................................       4.00       9.75

1998:
  Fourth Quarter ...............................     $ 6.50     $10.13
  Third Quarter ................................       5.63       9.50
  Second Quarter ...............................       8.25      12.81
  First Quarter ................................       6.25      10.50

      On February 15, 2000, the closing price per share of the common stock on the Nasdaq National Market was $6.375.

     The market price for FX Energy's common stock has been volatile in the past and could  fluctuate  significantly  in response  to  the  results  of  specific exploration  and  development  activities,  variations  in  quarterly  operating results, fluctuations in oil  and gas prices and  changes in recommendations  by securities analysts.  In addition,  the securities markets regularly  experience
significant  price  and  volume  fluctuations   that  are  often  unrelated   or
disproportionate to  the results  of operations  of  particular companies.    In
particular, securities such as the common stock of companies doing substantially all of  their business  in emerging  market  countries such  as Poland  are,  to varying degrees, influenced by economic and market conditions in other  emerging market countries. Although  economic conditions are  different in each  country, investors' reactions to developments in one country may effect the securities of issuers doing business  in other countries,  including Poland. There  can be  no assurance that  the trading  price of  FX  Energy's common  stock would  not  be adversely affected by events elsewhere, especially in emerging market countries.
These broad fluctuations may  adversely affect the market  price of FX  Energy's common stock.

     FX Energy has never paid  cash dividends on its  common stock and does  not
anticipate that it  will pay  dividends in the  foreseeable future.   FX  Energy
intends to reinvest  any future  earnings to further  expand its  business.   FX
Energy estimates  that, as  of February  15, 2000,  it had  approximately  4,200 stockholders.



--------------------------------------------------------------------------------

                ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

--------------------------------------------------------------------------------


     The following selected consolidated financial data of FX Energy for the five years ended December 31, 1999 are derived from the audited financial statements and notes thereto of FX Energy, certain of which are included herein.
The selected consolidated financial data should  be read in conjunction with  FX
Energy's Consolidated Financial Statements and the Notes thereto included elsewhere herein.


                                                               YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------------
                                                   1999        1998       1997       1996      1995
                                                ---------   ---------  ---------  ---------  --------
          STATEMENT OF OPERATIONS DATA                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
          ----------------------------
REVENUES:
  Oil sales ................................    $  1,554    $  1,124   $  2,040   $  2,346   $ 1,981
  Drilling revenue .........................         865         323        496         75       111
  Gain on sale of property interests .......          --         467        272         --        75
                                                ---------   ---------  ---------  ---------  --------
    Total revenues .........................       2,419       1,914      2,808      2,421     2,167
                                                ---------   ---------  ---------  ---------  --------
OPERATING COSTS AND EXPENSES:
  Lease operating costs (1) ................         962       1,046      1,239      1,225     1,272
  Exploration costs (2) ....................       3,053       2,127      5,314      3,716       862
  Impairments (3) ..........................          --       5,885         --         --        --
  Drilling costs ...........................         642         240        329        154       141
  Depreciation, depletion and amortization .         494         672        635        558       503
  General and administrative ...............       2,962       2,572      2,566      1,715     1,466
                                                ---------   ---------  ---------  ---------  --------
    Total operating costs and expenses .....       8,113      12,542     10,083      7,368     4,244
                                                ---------   ---------  ---------  ---------  --------

OPERATING LOSS .............................      (5,694)    (10,628)    (7,275)    (4,947)   (2,077)
                                                ---------   ---------  ---------  ---------  --------

OTHER INCOME (EXPENSE):
  Interest and other income ................         511         506        662        370        98
  Interest expense .........................          (7)         --        (83)      (333)     (448)
  Impairment of notes receivable from officers      (666)
  Minority interest: non-cash dividends (4)           --          --         --         --       (93)
                                                ---------   ---------  ---------  ---------  --------
    Total other income (expense) ...........        (162)        506        579         37      (443)
                                                ---------   ---------  ---------  ---------  --------
NET LOSS BEFORE EXTRAORDINARY GAIN .........      (5,856)    (10,122)    (6,696)    (4,910)   (2,520)
  Extraordinary gain .......................          --          --      3,076         --        --
                                                ---------   ---------  ---------  ---------  --------
NET LOSS ...................................    $ (5,856)   $(10,122)  $ (3,620)  $ (4,910)  $(2,520)
                                                =========   =========  =========  =========  ========

BASIC AND DILUTED NET LOSS PER SHARE:
  Net loss before extraordinary gain .......    $  (0.41)   $  (0.78)  $  (0.53)  $  (0.49)  $ (0.47)
  Extraordinary gain .......................          --          --        .24         --        --
                                                ---------   ---------  ---------  ---------  --------
    Net loss ...............................    $  (0.41)   $  (0.78)  $  (0.29)  $  (0.49)  $ (0.47)
                                                =========   =========  =========  =========  ========

BASIC AND DILUTED WEIGHTED AVERAGE SHARES
  OUTSTANDING ..............................      14,199      12,979     12,597     10,018     5,389


                                                               YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------------
                                                  1999        1998       1997       1996      1995
                                                ---------   ---------  ---------  ---------  --------
          CASH FLOW STATEMENT DATA                                   (IN THOUSANDS)
          ------------------------

Net cash used in operating activities ......    $ (3,745)   $ (3,109)  $ (5,881)  $ (3,651)  $(1,030)
Net cash provided by (used in) investing
   activities ..............................      (2,916)      1,083        368     (7,005)   (1,489)
Net cash provided by (used in) financing
   activities ..............................       6,469        (674)     1,679     18,259     2,974


                                                                  AS OF DECEMBER 31,
                                                -----------------------------------------------------
                                                   1999        1998        1997       1996      1995
                                                ---------   ---------  ---------  ---------  --------
               BALANCE SHEET DATA                                    (IN THOUSANDS)
               ------------------
Working capital (deficit) ..................    $  5,459    $  3,965   $  8,494   $ 13,843   $  (278)
Total assets ...............................      10,470       8,253     18,555      2,294    10,039
Long-term debt .............................          --          --         --      1,500     3,359
Stockholders' equity .......................       8,367       6,920     17,612     20,908     5,224

</table/>

(1)  Includes lease operating expenses and production taxes.
(2) Includes geophysical and geological costs, exploratory dry hole costs and non-producing leasehold impairments.
(3)  Includes domestic proved property write down.
(4)  Non-cash dividend on FX Producing convertible preferred stock.




--------------------------------------------------------------------------------

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

       The following discussion of the historical financial condition and results of operations of FX Energy should be read in conjunction with
       "Summary Consolidated Financial Data," the consolidated financial statements and related notes contained in this report.


CORPORATE OVERVIEW

     FX Energy explores  for oil and  gas in the  Republic of  Poland, where  it holds the largest exploration acreage position by a foreign company, in terms of
both gross and net acres, covering  approximately 15.8 million gross acres.   FX
Energy is exploring  most of  its Polish  acreage with  two strategic  partners:
Apache and POGC.

     To date, FX Energy has participated in drilling eight exploratory wells  in
Poland.  The  first seven  exploratory wells were  exploratory dry  holes.   The
eighth exploratory well, the Wilga 2, which was drilled on the northwest edge of the Lublin Basin, was  announced as an exploratory  success on January 25,  2000 after initial production test results indicated a combined initial flow rate  of
16.9 Mmcf of gas per day  and 570 Bbls of condensate  from three intervals in  a
Carboniferous horizon at a depth between 7,732 and 8,550 feet.  Under the  terms of the Apache Exploration Program, Apache covered all of FX Energy's 45.0% share
of costs  to  drill and  complete  the Wilga  2.   The  Wilga  2 was  the  first
successful exploratory well drilled by a foreign operator in Poland.  FX  Energy and its  partners plan  an appraisal  well immediately,  followed by  additional development drilling and facilities construction later in the year, with initial production expected to commence during early 2001.  In addition, FX Energy  will promptly begin seismic acquisition in the  Wilga area to identify a target  near the Wilga discovery to  be drilled later  this year to  test the possibility  of
additional reserves  outside  the Wilga  structure.   Apache  has  committed  to
covering FX Energy's share of costs  to drill five additional exploration  wells in Poland.

     In the western United States, FX Energy produces oil from fields in Montana and Nevada, has a contract drilling and well servicing company in northern
Montana and oil and gas exploration prospects in several western states.

     Since 1995,  when FX  Energy acquired  oil and  gas exploration  rights  to approximately 2.1 million acres in the Baltic Project Area in Poland, FX  Energy has focused an increasing amount of resources and activities towards oil and gas exploration in Poland.  To date, FX Energy has acquired oil and gas  exploration rights, including concessions  and options  on POGC  controlled areas,  covering approximately 15.8  million  gross acres,  resulting  in FX  Energy  owning  the
largest gross and net acreage position by  a foreign company in Poland.   During
the preceding five  years, FX  Energy has  minimized its  financial exposure  in
Poland by forming  strategic alliances with  several industry  partners such  as
Apache, POGC, Homestake Mining Company and RWE-DEA (formerly Deutsche Texaco).
     During the third quarter of 1996, FX Energy realized net proceeds of  $17.6 million from the sale of  3,450,000 shares of common  stock.  The proceeds  from the stock offering were used to pay off long-term  debt of  $3.7 million and  to fund FX Energy's exploration activities for the remainder of 1996 through  early
1999.  In the second quarter  of 1999, FX Energy  realized net proceeds of  $7.1 million from  the  private  placement  of  1,792,500  shares  of  common  stock.
Proceeds from the private placement were allocated to fund costs incurred on the
Lachowice Farm-in during 1999,  continuing exploration costs  in Poland and  for general corporate purposes.  As of December 31, 1999, FX Energy had $6.9 million in cash, cash  equivalents and marketable  debt securities  with no  outstanding long-term debt.

     Since its  inception in  1989  through December  31,  1999, FX  Energy  has incurred cumulative net losses of $28.8 million, including net losses of  $  5.9 million, $10.1 million, and $3.6 million for the years ended December 31,  1999,
1998 and 1997, respectively.  FX Energy may continue to incur net losses  during
2000  and  beyond,  depending  on  results  from  its  exploration,   appraisal,
development and property acquisition activities in Poland and the western United
States.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, FX Energy has relied primarily on proceeds from the sale of equity securities to fund its operating and investing activities. During 1999, 1998 and 1997, FX Energy received net proceeds from the sale of its securities, net of redemptions, of $7,067,000, $166,000 and $253,000, respectively. FX
Energy also benefits from funds provided by other participants in drilling groups formed by it to undertake specific drilling or other exploration activities.

     Working Capital

     FX Energy had working capital of  $5,459,000, $3,965,000 and $8,494,000  as
of December  31, 1999,  1998 and  1997,  respectively.   Working capital  as  of
December 31,  1999  was  $1,494,000 higher  as  compared  to the  end  of  1998, primarily due  to net  proceeds  of $7,067,000  from  the private  placement  of
1,792,500 shares and the exercise of options to purchase 2,000 shares of  common stock, which was offset by FX Energy's $5,856,000 net loss during 1999.  Working capital as of December 31, 1998 was $4,529,000  lower as compared to the end  of
1997, primarily  due to  cash  used in  operating  and financing  activities  of
$3,783,000 and additions to properties of $441,000 during 1998.

     Operating Activities

     FX Energy used net  cash of $3,745,000, $3,109,000,  and $5,881,000 in  its operating activities during 1999,  1998 and 1997,  respectively, primarily as  a
result of the net losses incurred in those years.   During 1999, 1998 and  1997,
FX  Energy  spent  $4,195,000,  $3,978,000,  and  $6,024,000,  respectively,  on operating activities exclusive of working capital adjustments.  Working  capital adjustments reduced cash used in operating activities by $450,000, $869,000  and
$143,000 during, 1999, 1998 and 1997, respectively.

     Investing Activities

     FX Energy used net cash of  $2,916,000 in investing activities during  1999 and received  net cash  from investing  activities  of $1,083,000  and  $368,000 during 1998 and 1997, respectively.  During  1999, FX Energy spent  $603,000  on additions to properties, equipment  and other assets,  received $6,000 from  the sale of property  interests and  spent a net  amount of  $2,319,000 relating  to investing in marketable debt securities.  During 1998, FX Energy spent  $441,000 on additions to properties and equipment, received $513,000 of proceeds from the sale of property interests and equipment and received a net amount of $1,011,000 relating to investing  in marketable debt  securities.  During  1997, FX  Energy spent a net amount  of $1,506,000 on additions  to properties and other  assets, received $353,000 from the sale of property interests and equipment, advanced an employee $15,000 in  relocation costs and  received a net  amount of  $1,536,000 relating to investing in marketable debt securities.

     Financing Activities

     FX Energy received  net cash of  $6,469,000 from  its financing  activities during 1999, used net cash of  $674,000 in its financing activities during  1998 and received net cash of $1,679,000  from its financing activities during  1997.
During 1999, FX Energy advanced $598,000 to two officers, received net  proceeds of $7,054,000 from a private placement  of 1,792,500 shares of common stock  and
$13,000 from the exercise of  options on 2,000 shares  of common stock.   During
1998, FX Energy advanced $840,000 to officers and received $166,000 in cash  and a full recourse note  receivable of $250,000 from  the exercise of warrants  and
options on 382,622  shares of  common stock.   During 1997,  FX Energy  advanced
$150,000 to an officer, realized $1,576,000 in advances from RWE-DEA relating to exploration of  its  Baltic Project  Area  and  $253,000 from  the  exercise  of warrants and options on 159,334 shares of common stock.

     Strategic Alliances

     FX Energy has benefited  and anticipates that it  will continue to  benefit from strategic alliances with industry or financial partners to provide  funding and expertise,  which helps  reduce FX  Energy's  financial exposure  and  risk.
During the  period of  1995 through  June  2000, FX  Energy estimates  that  its strategic partners have paid or committed to carry approximately $26,900,000  of
FX Energy's share of costs in various projects. Apache has committed to covering all of the Apache Exploration Program's  Polish G&A costs incurred from  January
1999 through June 2000, a net amount of approximately $3,000,000.  During  1998,
Apache committed to cover approximately $6,000,000 of FX Energy's cost  relating to exploring its Carpathian area over approximately three years in exchange  for a fifty-percent percent interest in the project.  During  1997, Apache committed to cover approximately $15,000,000 of FX Energy's cost relating to exploring its
Lublin Basin area over approximately three years in exchange for a fifty-percent percent interest  in the  project. Also,  during  1997, Homestake  committed  to paying approximately $1,100,000 of FX Energy's cost over approximately two years
relating to gold  exploration on  the Sudety Project  Area in  Poland.   RWE-DEA
committed approximately $1,600,000  to cover FX  Energy's cost  relating to  the
Baltic Project Area  during 1996 and  1997.  Other  industry partners  committed approximately $200,000 to cover FX Energy's costs in other projects during  1995 and 1996.


EXPLORATION, APPRAISAL,  DEVELOPMENT  AND  PROPERTY  ACQUISITION  ACTIVITIES  IN
POLAND

     Polish Acreage

     FX Energy  holds  oil and  gas  exploration rights  on  approximately  15.8 million gross acres in Poland as  follows:  (1) approximately 0.9 million  gross acres in which FX Energy holds a one-hundred percent interest; (2) approximately
2.9 million gross acres in which FX Energy and Apache each hold a  fifty-percent interest; (3)  approximately 8.6  million gross  acres in  which FX  Energy  and
Apache each hold a fifty-percent interest subject to proportionate reduction  by
POGC's option to  participate with up  to a one-third  interest determined on  a block by block  basis; and, (4)  approximately 3.4 million  gross acres held  by
POGC in which FX Energy and Apache have options to participate with up to a one-
third interest each.

     FX Energy may relinquish all or part of its interest in any exploratory acreage at any time if it determines there is no hydrocarbon potential within any given area.

     Apache Exploration Program

     FX Energy and  Apache entered into  an AMI Agreement  effective January  1,
1999, which further defined and modified  several earlier agreements between  FX
Energy and Apache relating to their joint exploration activities in Poland.  All of these agreements together, and the operations and obligations that relate  to these agreements, are referred  to as the Apache  Exploration Program.  The  AMI
Agreement covers the entire  country of Poland except  for the 0.9 million  acre
Baltic Project Area.   Under terms of  the AMI Agreement,  FX Energy and  Apache
must  offer  each  other  a  fifty-percent  interest  in  any  new  exploration, appraisal, development, acquisition or other oil  and gas activity entered  into in Poland during 1999 and 2000.

     Under terms of the Apache Exploration Program, Apache has either paid or committed to pay FX Energy's pro-rata share of the following items:

                                      INITIAL        COMPLETED     REMAINING
                                    COMMITMENT     COMMITMENTS   COMMITMENTS
                                 ----------------  -----------  -------------
Up-front cash ..................    $950,000        $950,000        --
Drilling costs (1) .............    10 wells         5 wells      5 wells
2D seismic (2) .................    2,000 km        1,650 km      350 km
Concession and usufruct fees ...    $855,000        $855,000        --
G&A costs incurred in Poland(3). All through 1999  All to date  All through 6-00


(1)  As of December 31, 1999, Apache  had covered FX Energy's pro-rata share  of costs for five exploratory wells, the first four of which were  exploratory
     dry holes drilled during 1999.    On January  25, 2000 FX Energy  announced
     the fifth well, the Wilga 2, was an exploratory discovery.

(2)  Apache completed acquiring  1,650 kilometers of  2D seismic  in the  Lublin
     Basin during 1998 and has committed to completing 350 kilometers of 2D seismic in the Carpathian area of southern Poland during 2000.
(3)  Beginning July 1, 2000, Apache may charge  FX Energy for 25% of its  Polish
     G&A costs, increased by 5% upon the drilling of each of the five remaining exploratory wells; up to a maximum of 50%.

     Exploratory Activities - Apache Exploration Program

     The Czernic 277-2, Poniatowa 317-1, Witkow 1 and the Siedliska 2, the first four exploratory wells drilled  under terms of  the Apache Exploration  Program, were all determined to be exploratory dry holes during the first nine months  of
1999.   These wells  tested potentially  productive Carboniferous  and  Devonian
horizons in  southeastern  Poland.   In  accordance  with terms  of  the  Apache
Exploration Program, Apache covered  all of FX Energy's  share of costs for  all three wells, including  33.33% for the  Czernic 277-2, 47.5%  for the  Poniatowa
317-1, 45.0% for the  Witkow 1 and 33.3%  for the Siedliska 2.   On January  25,
2000, FX Energy announced the  fifth well, the Wilga  2, was an exploratory  oil and gas discovery in the Carboniferous  horizon on the northwest section of  the
Lublin Basin.  Apache has committed to  cover all of FX Energy's 45.0%  drilling and completion costs for the Wilga 2.  The remaining five wells are expected  to be drilled by Apache during 2000 and 2001.

     During June  1999,  FX  Energy  elected  to  participate  in  drilling  the
Andrychow 6, an  exploratory well  operated by POGC  on POGC  option acreage  in southern Poland with a 5.0% interest.  The well tested a Devonian formation  and
was determined  to be  an exploratory  dry  hole during  December  1999.     The
Andrychow 6 cost a net amount of approximately $99,000.

     Lachowice Farm-in Agreement

     On February 26, 1999, FX Energy and Apache entered into a farm-in agreement with POGC  with  respect  to  POGC's Lachowice  area,  a  shut-in  Devonian  gas
discovery owned by POGC.   Under terms  of the agreement,  FX Energy and  Apache
each agreed to pay fifty-percent of the cost to test and recomplete up to  three shut-in gas wells.  Based upon  the testing and recompletion results, FX  Energy and Apache had the  option to each  earn a one-third  interest in the  Lachowice area by each paying  fifty-percent of the cost  to drill three additional  wells and construct related production facilities.

     During June 1999, FX Energy and  Apache commenced testing and  recompletion
procedures on the Stryszawa 2K.   The Stryszawa 2K was subsequently plugged  and
abandoned after it  failed to  maintain a  commercial production  rate.   During
September 1999, FX  Energy and Apache  tested the Lachowice  7 to determine  its
commercial potential.    The test  results of the  Lachowice 7  did not  warrant
constructing gathering and  processing facilities.   FX Energy  and Apache  plan
turn the Lachowice 7 back to POGC  and terminate the Lachowice Farm-in.   During
1999, FX Energy incurred costs of approximately $941,000 on this project.


CAPITAL REQUIREMENTS

     General

  As of December 31, 1999, FX Energy had $6.9 million of cash, cash  equivalents
and marketable debt securities with  no long-term debt.   In view of the  Apache
Exploration Program,  this  amount is  expected  to  be sufficient  to  fund  FX
Energy's present minimum exploration and  operating commitments during 2000  and
part of  2001.   FX  Energy  intends to  seek  additional capital  to  fund  any activities outside the scope  of its present  minimum exploration and  operating activities, including further exploration,  appraisal and development costs  for the Wilga discovery and any other additional exploration, appraisal, development or property acquisition activities.

     The allocation of FX Energy's capital  among the categories of  anticipated expenditures is discretionary and will depend upon future events that cannot  be
predicted.   Such  events  include  the  actual  results  and  costs  of  future exploration, appraisal, development, property acquisition and other  activities.
FX Energy  may obtain  funds for  future capital  investments from  the sale  of additional securities,  bank  financing,  project  financing,  sale  of  partial property interests, strategic alliances with other energy or financial  partners or other  arrangements,  some of  which  may  dilute the  interest  of  existing shareholders in  FX Energy  or  FX Energy's  interest  in the  specific  project financed.  There can be no assurance that additional funds could be obtained or, if obtained, would be on terms favorable to FX Energy.

     Exploration, Appraisal and Development Capital

     During the remainder of 2000, FX Energy expects to have substantially all the cost of its share of exploration activities under the Apache Exploration
Program covered by Apache. To date, Apache has completed drilling five of the ten required exploratory wells and advises that it expects to drill three additional wells during 2000.

     During 1999,  FX  Energy  incurred approximately  $941,000  appraising  the
Lachowice Farm-in.   FX  Energy  initially allocated  $3.4  million of  the  net proceeds of  its  $7.1  million  private placement  completed  in  May  1999  to partially fund planned activities  related to the Lachowice  Farm-in.  Based  on the test  results from  re-entering the  Stryszawa 2K  and the  Lachowice 7,  FX
Energy and Apache  have concluded the  Lachowice Farm-in is  not economical  and plan to withdraw from the project.

     FX Energy and its partners are formulating a program to commence production
and fully  develop the  Wilga field.    Under terms  of the  Apache  Exploration
Program, Apache  must cover  all of  FX  Energy's 45.0%  share of  drilling  and completion costs for the  Wilga 2, the initial  exploratory well drilled on  the
Wilga field.  FX Energy must pay for  its 45.0% share of all subsequent  capital
and operating costs  on the Wilga  field.   Preliminary additional  exploration,
appraisal and  development plans  total approximately  $9.8  million net  to  FX
Energy and are comprised of the following:

     o drill one appraisal well and one development well at a cost of approximately $1.5 million per well;
     o build production facilities (including connecting to a pipeline) at a cost of approximately $5.0 million;
     o acquire approximately 120 kilometers of 2D seismic at a cost of approximately $300,000; and
     o    drill a step-out well costing approximately $1.5 million.

     FX Energy may utilize the $100 million shelf registration statement it filed during June, 1999 to fund the additional exploration, appraisal and development costs of the Wilga field through a combination of debt and equity securities or it may utilize bank debt or other financing alternatives.
However, there is no assurance that such funding can be obtained.

     Additional exploration of the 0.9 million acre Baltic Project Area has been deferred for the time being. Due to its increasing focus on Poland, FX Energy expects to incur minimal exploration, appraisal and development expenditures on its domestic operations during the remainder of 1999 and 2000.

     Property Acquisition Capital

     During June  1999,  FX  Energy filed  a  $100  million  shelf  registration statement with the Securities  and Exchange Commission  ("SEC") to fund  planned
expansion in  Poland.    FX Energy  plans  to  utilize the  $100  million  shelf
registration statement  to  fund any  capital  requirements resulting  from  the proposed purchase  of  oil  and  gas property  interests  from  POGC  through  a combination of debt  and equity  securities or may  utilize bank  debt or  other
financing alternatives.   There  is no  assurance any  funds will  be  available
pursuant to the $100 million shelf registration statement.


RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     FX Energy  operates  within two  segments  of  the oil  and  gas  industry;
exploration and production ("E&P") and drilling and well servicing ("Drilling");
and within the exploration segment of the mining industry.  In Poland, FX Energy explores for oil and gas, and to a limited extent, gold.  In the western  United
States, FX Energy has a limited amount of exploratory acreage primarily in North
Dakota, produces oil in Montana and Nevada and has a contract drilling and  well servicing company in northern Montana.  Depreciation, depletion and amortization costs ("DD&A") directly associated with the production and drilling segments are
detailed within the  following discussion.   G&A costs,  interest income,  other
income, interest  expense, officer  loan impairment  and  income taxes  are  not allocated to individual operating segments  for management or segment  reporting purposes and are discussed in their  entirety following the segment  discussion.
Mining, which consists of gold exploration on FX Energy's Sudety Project Area in
Poland,  is  excluded  from  the  following  discussion  because  it  has   been
discontinued and is not considered to be a material segment by management.

     E&P OPERATIONS - OIL AND GAS

     EXPLORATION AND PRODUCTION REVENUES

     Oil Revenues

     Oil revenues were $1,554,000, $1,124,000 and $2,040,000 for the years ended
December 31, 1999, 1998 and 1997, respectively.  During 1999, 1998 and 1997,  FX
Energy's oil  revenues fluctuated  primarily due  to volatile  oil prices.    FX
Energy's oil revenues during 1999, 1998  and 1997 were also negatively  affected by lower production rates attributable to the natural production declines of  FX
Energy's producing properties and the increased utilization of FX Energy's  well
servicing  equipment  on  third  party  properties  rather  than   company-owned
properties during 1998  and 1999.   A summary of  the percentage  change in  oil
revenues, average  oil price  and oil  production  for 1999,  1998 and  1997  as compared to their respective prior year are set forth on the following table:

                                            YEAR ENDED DECEMBER 31,
                                       ------------------------------------
                                          1999         1998         1997
                                       ----------  -----------  -----------
OIL REVENUES .......................   $1,554,000   $1,124,000   $2,040,000
  Percent change versus prior year .       +38.26%      -44.90%      -13.04%

AVERAGE OIL PRICE ..................   $    15.35     $   9.78       $16.16
  Percent change versus prior year .       +56.95%      -39.48%      -10.42%

PRODUCTION VOLUMES (BBLS) ..........      101,275      114,909      126,271
  Percent change versus prior year .       -11.87%       -9.00%       -2.88%


     Gain on Sale of Property Interests

     There was no gain on sale of property interests for the year ended December
31, 1999.  FX Energy recognized a gain on sale of property interests of $467,000 and $272,000  for the  years ended  December 31,  1998 and  1997,  respectively.
During 1998,  Apache  paid FX  Energy  $500,000 in  initial  cash  consideration relating to its participation in the Carpathian area which was offset by $33,000
of associated costs.   During 1997, FX Energy  received $450,000 from Apache  in
initial cash consideration  relating to its  participation in  the Lublin  Basin area which  was offset  by $344,000  of associated  costs and  $95,000 from  the purchase of Lubex Petroleum Company, FX Energy's wholly owned Polish exploration subsidiary which operates the Original 8 Blocks within FX Energy's Lublin  Basin
area.   The  1997 gain  on  sale of  property  interests also  includes  $71,000 relating  to  FX  Energy's  mining  operations,  which  are  excluded  from  the discussion of the results of operations by business segment.  The amount of gain on sale of property interests will continue to vary from year to year, depending on the timing of completed deals and the amount of up-front cash  consideration, if any.

     EXPLORATION AND PRODUCTION COSTS

     Lease Operating Costs

     FX Energy's lease operating  costs are composed  of normal recurring  lease
operating expenses ("LOE")  and production taxes.   Lease  operating costs  were
$962,000, $1,046,000 and $1,239,000 for the years ended December 31, 1999,  1998 and 1997, respectively, or $9.50, $9.11 and $9.82, respectively, per barrel.

     LOE costs  were  $899,000, $966,000  and  $1,094,000 for  the  years  ended
December 31, 1999, 1998 and 1997, respectively.   During 1999, 1998 and 1997  FX
Energy performed  only  routine  maintenance on  its  producing  properties  and deferred workovers in an effort to  control operating costs.  Lifting costs  per barrel (exclusive of production  taxes) were relatively  flat during 1999,  1998 and 1997, amounting to $8.88, $8.41 and $8.66 per barrel, respectively.

     Production taxes were  $63,000, $80,000 and  $145,000 for  the years  ended
December 31, 1999, 1998 and 1997, respectively. During 1999, production taxes decreased to an average of approximately 4.1% of annual oil revenues, as compared to 7.0% during 1998 and 1997, primarily due to a reduction in the production tax rate on stripper wells by the state of Montana. The decrease in the amount of production taxes from year to year is also directly associated with the fluctuation of oil prices and decreased oil production from year to year. Refer to the table in Exploration and Production Revenues - Oil Revenues for the percentage fluctuations in the average oil price and oil production for 1999, 1998 and 1997.

     DD&A Expense - Producing Operations

     DD&A expenses for producing properties were $51,000, $231,000 and  $261,000 for the years ended December  31, 1999, 1998 and  1997, respectively.  The  DD&A rate per barrel was $0.50 during 1999, a decrease of $1.51 as compared to  1998.
The decrease  is  directly attributable  to  the  $5,885,000 write  down  of  FX
Energy's domestic  proved developed  oil and  gas properties  during 1998  which
resulted in a substantially lower depreciable  property basis during 1999.   The
DD&A rate per barrel  was relatively constant  at $2.01 and  $2.07 for 1998  and
1997, respectively.

     Domestic Proved Property Impairment

     There were no  proved domestic proved  property impairments  for the  years ended December 31,  1999 or  1997.  For  the year  ended December  31, 1998,  FX
Energy incurred a  domestic proved developed  property impairment of  $5,885,000 due to low oil prices and its decision to focus its resources on Poland.  As  of
December 31, 1998, FX  Energy's PV-10 value for  its domestic proved  properties
was approximately $472,000, consisting solely of proved developed reserves.   In
accordance with  generally accepted  accounting principles,  FX Energy  recorded total impairment expense  of $5,885,000 for  the year ended  December 31,  1998, which represented the  difference between  the net  book value  of its  domestic proved developed properties and the related fair value, determined on a property by property basis, as of December 31, 1998.

     Exploration Costs

     FX Energy's exploration costs consist  of geological and geophysical  costs
("G&G"),  exploratory  dry  holes   and  non-producing  leasehold   impairments.
Exploration costs were $3,053,000, $2,127,000 and $5,314,000 for the years ended
December 31,  1999, 1998  and 1997,  respectively.   G&G costs  of $31,000,  and
$29,000  incurred  during  the   years  ended  December   31,  1999  and   1998,
respectively, relate to FX Energy's mining operations and are excluded from  the
following discussion  of  the  results  of  operations  for  this  segment.    A
comparative discussion of  each component of  exploration costs incurred  during the years ended December 31, 1999, 1998 and 1997 follows:

     G&G costs were $1,928,000, $2,080,000 and $1,684,000 during the years ended
December 31, 1999, 1998  and 1997, respectively.   During 1999, FX Energy  spent
approximately $310,000 reprocessing  seismic on the  Pomeranian and Warsaw  West areas, granted  stock  options valued  at  approximately $119,000  to  a  Polish consultant  and  spent  approximately  $374,000  evaluating  potential  property acquisitions from POGC.  During 1998, FX Energy incurred approximately  $400,000 of cost  relating to  its share  of the  Lublin Basin  area seismic  acquisition
program with Apache and  $75,000 relating to the Polish Lowlands Study.   During
1997, FX Energy completed  a seismic survey  on Wola, a  POGC Concession in  the
Carpathian area, costing $210,000.   From January 1,  1997 through December  31,
1999, FX Energy  spent an average  amount of  approximately $1,402,000  annually relating to reprocessing 2D  seismic and the wages  and associated expenses  for employees and  consultants directly  engaged in  G&G activities.  G&G costs  are expected to continue  at current  or higher levels  as FX  Energy increases  its exploratory efforts in  Poland and continues  to spend a  limited amount on  its exploratory acreage in the western United States.

     Exploratory dry hole costs were $1,001,000, $17,000 and $3,478,000 for  the
years ended December  31, 1999, 1998  and 1997, respectively.   During 1999,  FX
Energy participated  in drilling  three exploratory  dry  holes, the  Witkow  1,
Siedliska 2 and the Andrychow 6 in Poland.   The Witkow 1 and Siedliska 2  wells
were exploratory wells under  the Apache Exploration Program.   As such,  Apache
covered all  of  FX Energy's  pro-rata  share of  costs  for the  Witkow  1  and
Siedliska 2.  FX  Energy retained and  paid for a  five-percent interest in  the
Andrychow 6, an exploratory dry hole on the Carpathian area of southern  Poland, which cost $99,000.  On the  Lachowice Farm-in, FX Energy plugged the  Stryszawa
2K after spending $698,000 on an unsuccessful recompletion attempt and plans  to withdraw from the Lachowice Farm-in project after spending $171,000 testing  the
Lachowice 7.   Also, during  1999, FX Energy  spent $33,000  associated with  an
exploratory dry hole drilled during 1997.   During 1998, FX Energy  participated
in drilling two exploratory dry holes, the Czernic 277-2 and the Poniatowa  317-
1, in Poland on the Lublin  Basin area.  Both  wells were plugged and  abandoned during the first  quarter of  1999 and counted  as exploratory  wells under  the
Apache Exploration Program.  As such, Apache covered all of FX Energy's pro-rata share of costs for  each well. All  of the exploratory  dry hole costs  recorded during 1998 were associated with wells drilled  prior to 1998.  During 1997,  FX
Energy drilled four exploratory dry holes; two in Poland and two in the  western
United States.  In Poland, FX Energy drilled the Orneta 1, the first exploratory oil well drilled by a western  company in Poland, at a  cost of  $1,834,000  and
the Gladysze 1A   at a  cost of $1,262,000,  both of which  were on FX  Energy's
Baltic Project Area.  In the western United States, FX Energy drilled the Murray
12-30 in central Montana at a cost of $222,000 and the Mega Springs Federal 7 in
Nevada at a cost of $160,000.

     Non-producing leasehold  impairments were  $93,000,  and $152,000  for  the years ended December 31, 1999 and  1997.  There were no non-producing  leasehold
impairments during the  year ended December  31, 1998.   During 1999, FX  Energy
wrote off $72,000 relating  to the Lachowice Farm-in  and $21,000 pertaining  to
its Holt Camp  Creek prospect  in Nevada.    During  1997, FX  Energy wrote  off
$45,000 relating to  its Devil's  Basin prospect  in Central  Montana where  the
Murray 12-30  was drilled,  $78,000 relating  to its  Mega Springs  Prospect  in
Nevada where the Mega Springs Federal 7 was drilled and $29,000 relating to  its
Horse Trap prospect  in Wyoming where  FX Energy no  longer had drilling  plans.
Non-producing leasehold impairments will vary from period to period based on  FX
Energy's determination  that  capitalized costs  of  unproved properties,  on  a property by property basis, are not realizable.

     Extraordinary Gain - Baltic Project Area

     There were no extraordinary gains during the years ended December 31,  1999 and 1998, respectively, as  compared to $3,076,000 for  the year ended  December
31, 1997.  As of December 31, 1996,  FX Energy had $1,500,000 of long-term  debt associated with advances received from RWE-DEA relating to RWE-DEA's  commitment
to earn a  fifty-percent interest in  FX Energy's Baltic  Project Area.   During
1997, RWE-DEA advanced FX  Energy an additional  $1,576,000, bringing the  total amount of such advances to $3,076,000, all of which FX Energy recorded as  notes payable prior to the Polish government  approving RWE-DEA's participation in  FX
Energy's Baltic Project Area.  On June 30, 1997, after the Polish government had approved RWE-DEA's participation in the Baltic Project Area, RWE-DEA elected not
to earn an  interest in  FX Energy's Baltic  Project Area.   FX  Energy was  not
contractually obligated  to  repay any  funds  previously advanced  by  RWE-DEA.
Accordingly, FX Energy eliminated its long-term debt associated with the RWE-DEA advances and recognized an extraordinary gain  of $3,076,000 for the year  ended
December 31, 1997.

     DRILLING AND WELL SERVICING OPERATIONS

     Drilling Revenues

     Drilling revenues were $865,000, $323,000 and $496,000 for the years  ended
December 31, 1999, 1998 and 1997,  respectively.  FX Energy's contract  drilling and well servicing  operations generated a  gross profit before  DD&A of  25.8%,
25.6% and  33.7% during  1999, 1998  and 1997,  respectively.   During 1999,  FX
Energy focused its drilling and well servicing equipment on third party contract services in an effort  to increase its domestic  revenues rather than  utilizing
its drilling and well servicing equipment  on company-owned properties.   During
1998, FX  Energy's drilling  revenues consisted  of  $262,000 from  third  party contract drilling and  well servicing  work conducted  in the  third and  fourth quarters as FX Energy began to shift the primary focus of utilizing its drilling and well  servicing  equipment  from company-owned  properties  to  third  party
contract services.   During 1997,  FX Energy  drilled two  wells on  a day  work contract basis resulting in revenues of $496,000 and a gross profit before  DD&A of $167,000.  FX  Energy retained a working  interest in each  of the two  wells drilled; a 27.69% in the Murray 12-30, a dry hole, and, a 6.25% in the State 31-
8, an oil  discovery.  The  $167,000 gross operating  profit before DD&A  helped offset the combined working interest cost of $242,000 that FX Energy incurred on the two wells.  Drilling revenues will continue to fluctuate year to year  based on the number, timing, retained working interest of wells drilled and the degree of emphasis on utilizing  drilling and well servicing  equipment on FX  Energy's company-owned properties.

     Drilling Costs

     Drilling costs were  $642,000, $240,000 and  $329,000 for  the years  ended
December 31, 1999,  1998 and 1997,  respectively.  During  1999, 1998 and  1997, drilling costs were 74.2%, 74.4% and  66.3% of drilling revenues,  respectively.
Drilling costs  are  directly  associated with  drilling  revenues.    As  such,
drilling costs  will  continue to  fluctuate  year  to year  based  on  revenues generated, the number  of wells drilled,  timing and the  degree of emphasis  on utilizing drilling and  well servicing  equipment on  FX Energy's  company-owned properties.

     DD&A Expense - Drilling and Well Servicing Operations

     DD&A expenses for drilling and well servicing equipment were $334,000, $322,000 and $289,000 for the years ended December 31, 1999, 1998 and 1997, respectively. FX Energy spent $138,000, $156,000 and $210,000 on upgrading its drilling and well servicing equipment during 1999, 1998 and 1997, respectively.
DD&A expense was progressively higher year to year due to prior year capital additions being depreciated in succeeding years.


     NON-SEGMENTED INFORMATION

     DD&A Expense - Corporate

     DD&A expenses for corporate activities were $110,000, $118,000 and  $85,000
for the  years ended  December 31,  1999,  1998 and  1997, respectively.    DD&A
expenses during 1999 were $8,000  less as compared to  the same period of  1998, primarily due  to less  capital additions  during  1999 coupled  with  equipment
purchased during  1996 and  1997 becoming  fully depreciated  during 1999.    FX
Energy  spent  $20,000,  $85,000  and  $205,000  during  1999,  1998  and  1997, respectively, on software, hardware and office equipment utilized primarily  for corporate purposes.

     G&A Costs

     G&A costs were $2,962,000,  $2,572,000 and $2,566,000  for the years  ended
December 31, 1999,  1998 and 1997,  respectively.  During  1999, G&A costs  were
$390,000 higher as compared to the same period of 1998 due to higher payroll and
other related costs associated with   FX Energy's increasing emphasis  expanding
on its Polish  activities.  G&A  costs incurred during  1998 were  substantially unchanged as compared to 1997. G&A expenses are expected to continue at  current or higher levels as FX Energy further expands its presence in Poland.

     Interest and Other Income

     Interest and  other income  were $512,000,  $506,000 and  $662,000 for  the years ended December 31, 1999, 1998  and 1997, respectively.  FX Energy's  cash,
cash  equivalent  and  marketable   debt  securities  balance  was   $6,868,000,
$4,742,000 and $8,453,000 as of December 31, 1999, 1998 and 1997,  respectively.
The average cash and marketable securities balances during 1999 were  relatively unchanged as compared to the same period of 1998.  Interest and other income was lower in 1998 as compared to 1997 due to lower average cash and marketable  debt security balances during 1998 as compared to the same period of 1997.  FX Energy earned interest income of $499,000, $492,000 and $616,000 during 1999, 1998  and
1997, respectively.  Interest income associated with officers' notes  receivable was $134,000 and $64,000 during 1999 and 1998, respectively.

     Interest Expense

     Interest expense was $8,000  and $83,000 for the  years ended December  31,
1999 and 1997, respectively.   FX Energy  had no interest  expense for the  year
ended December 31,  1998.  During  1999, FX Energy  incurred $8,000 of  interest expense primarily relating to the settlement of an audit by the Blackfeet  Tribe pertaining to the  Cut Bank  Field.  During  1997, FX  Energy incurred  interest expense of $83,000.  FX Energy  had long-term  debt associated  with RWE-DEA  of
$1,500,000 as of December 31, 1996 and received $1,576,000 in additional funding from RWE-DEA during the first six months of  1997, all of which was recorded  as long-term debt.  However, upon RWE-DEA's election not to earn an interest in the
Baltic Project Area on  June 30, 1997, FX  Energy eliminated its long-term  debt
associated with RWE-DEA and recognized an extraordinary gain of $3,076,000.   As
of December 31, 1999 and 1998, FX Energy had no long-term debt.

     Officer Loan Impairment

As of  December 31,  1999, notes receivable  and accrued interest from officers, before impairment, totaled $2,036,000, with a due date of on or before  December
31, 2000 (as  extended).  The  notes   receivable  and   accrued  interest   are
collateralized by 233,340  shares of FX  Energy's common stock.   In  accordance
with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," FX Energy
recorded an impairment allowance of $666,000  as of December 31, 1999, based  on
the value  of the  underlying  collateral.   The  impairment allowance  will  be
adjusted quarterly based on the market value of the collateral shares.


     Income Taxes

     FX Energy  incurred  net  operating losses  after  extraordinary  gains  of
$5,856,000, $10,122,000 and $3,620,000  for the years  ended December 31,  1999,
1998 and  1997, respectively,  which can  be carried  forward to  offset  future taxable income.  Statement  of Financial  Accounting  Standards (SFAS)  No.  109
requires that a valuation allowance  be provided if it  is more likely than  not
that some portion  or all of  a deferred  tax asset will  not be  realized.   FX
Energy's ability to realize the benefit of its deferred tax asset will depend on the generation of future  taxable income through  profitable operations and  the expansion of FX Energy's exploration and development activities.  The market and capital risks associated with achieving the above requirement are  considerable, resulting in FX Energy's conclusion that a full valuation allowance be provided.
Accordingly, FX Energy  did not recognize  any tax benefit  in its  consolidated statement of operations for the years ended December 31, 1999, 1998 or 1997.

     Net Loss

     FX Energy incurred net losses of $5,856,000, $10,122,000 and $3,620,000 for the years ended December 31, 1999, 1998 and 1997, respectively.  The net loss in
1999 was due  principally to $3,054,000  of exploration costs,  an officer  loan impairment of $666,000 and $2,962,000 of  G&A costs.  The  net loss in 1998  was due principally  to a  domestic proved  property impairment  of $5,885,000,  G&G costs of  $2,109,000 and  a 44.9%  decline in  oil prices  coupled with  a  9.0%
decline in oil  production.  The  net loss in  1997 was due  principally to  G&G costs of $1,684,000, an exploratory dry hole costing $1,262,000 drilled  without an outside partner and leasehold impairments of $152,000.

CAPITALIZED COSTS FOR UNPROVED OIL AND GAS PROPERTIES

     FX Energy follows the successful efforts  method of accounting for its  oil and gas properties.  Under this  method of accounting, all property  acquisition costs and  costs  of exploratory  and  development wells  are  capitalized  when incurred, pending determination of whether the  well has found proved  reserves.
If an exploratory well has not found proved reserves, these costs plus the costs
of drilling  the  well  are  expensed.   The  costs  of  development  wells  are
capitalized, whether productive  or nonproductive.   Geological and  geophysical
costs on exploratory prospects and the costs of carrying and retaining  unproved properties are expensed as incurred.  An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property by  property basis, are considered not to be realizable.  As of December 31, 1999, FX  Energy had unproved  property costs  of $1,383,000,  including $691,000  in Poland  and
$692,000 in  the United  States.   An impairment  loss is  recorded if  the  net
capitalized costs  of  proved  oil  and  gas  properties  exceed  the  aggregate undiscounted future net  revenues determined on  a property  by property  basis.
The impairment loss recognized equals the  excess of net capitalized costs  over
the related fair  value, determined  on a  property by  property basis.   As  of
December 31,  1999, FX  Energy had  net  proved property  costs of  $494,000  as compared to a proved  reserves PV-10 value of  $5,460,000.  As  a result of  the foregoing, the results of operations of FX Energy for any particular period  may not be indicative of the results that could be expected over longer periods.


OTHER MATTERS

     FX Energy has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of FX Energy. Based on that review, FX Energy believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

--------------------------------------------------------------------------------

      ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

--------------------------------------------------------------------------------


Market Risk

     FX Energy's  major  market risk  exposure  continues  to be  the  price  it
receives for oil  produced from its  domestic properties.   Realized pricing  is
primarily driven by  the prevailing  worldwide price  of oil  applicable to  the
United States, subject to gravity and other adjustments for the actual oil sold.
Historically, oil prices have been volatile and unpredictable.  Price volatility is expected to  continue.  See  "Item 1. and  2. Business  and Properties:  Risk
Factors - Volatility of Commodity Prices and Markets. "

     FX Energy does not engage in any hedging activities to protect itself against market risks associated with oil and gas price fluctuations, although it may elect to do so if it achieves significant production in Poland.

Foreign Currency Risk

     FX Energy has entered into various agreements in Poland, primarily in  U.S.
Dollars or the U.S. Dollar equivalent of  the Polish Zloty.  FX Energy  conducts
its day to day business on this basis as well.   The Polish Zloty is subject  to
exchange rate  fluctuations that  are beyond  the  control of  FX Energy.    The
exchange rates for the Polish Zloty were 4.14, 3.51 and 3.51 per U.S. dollar  as of December 31, 1999, 1998 and 1997, respectively.
     FX Energy does not  now and does  not intend in  the foreseeable future  to engage in hedging transactions to protect itself against currency risks



--------------------------------------------------------------------------------

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

--------------------------------------------------------------------------------

     The financial statements of FX Energy, including the accountant's report, are included beginning at page F-1 immediately following the signature page of this report.


--------------------------------------------------------------------------------

     ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------

     FX Energy and its auditors have not disagreed on any items of accounting treatment or financial disclosure.


                                    PART III


--------------------------------------------------------------------------------

                 ITEM 10.  DIRECTORS AND OFFICERS OF REGISTRANT

--------------------------------------------------------------------------------

     The information from  the definitive proxy  statement for  the 2000  annual
meeting of stockholders  under the caption  "ELECTION OF  DIRECTORS:   Executive
Officers, Directors and  Nominees" and   "Compliance with Section  16(a) of  the
Exchange Act" is incorporated herein by reference.

     FX Energy  is dependent  upon  Mr. David  N.  Pierce, President  and  Chief
Executive Officer,  Mr. Andrew  W. Pierce,  Vice President  and Chief  Operating
Officer, and other key personnel for its various activities. In addition, with respect to its activities in Poland, FX Energy is dependent on Mr. Jerzy B.
Maciolek, Vice President of International Exploration, a Polish national who is instrumental in assisting FX Energy in its operations in Poland. The loss of the services of any of these individuals may materially and adversely affect FX
Energy.  FX  Energy has  entered into employment  agreements with  Mr. David  N.
Pierce, Mr. Andrew W. Pierce and Mr. Maciolek. FX Energy does not maintain key man insurance on any of its employees.


--------------------------------------------------------------------------------

                        ITEM 11.  EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

     The information from the definitive proxy statement for the 2000 annual meeting of stockholders under the caption "ELECTION OF DIRECTORS: Executive
Compensation" is incorporated herein by reference.


--------------------------------------------------------------------------------

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------


     The information from the definitive proxy statement for the 2000 annual meeting of stockholders under the caption "ELECTION OF DIRECTORS: Security
Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

     As of December 31, 1999, FX Energy had issued and outstanding warrants  and options to purchase an aggregate  of up to 4,167,073  shares of common stock  at exercise prices ranging from $1.50 to $10.25 per share, with a weighted  average
exercise price of  $5.24 per share.   Of those  warrants and options,  3,122,200
shares of common stock are issuable on the exercise of options held by  officers and directors of FX Energy at exercise  prices ranging from $1.50 to $10.25  per share, with a  weighted average  exercise price  of $4.96  per share,  including options to purchase 710,063 shares that are not fully vested.  The existence  of such warrants and options may prove to be a hindrance to future financing by  FX
Energy, and the  exercise of such  warrants and options  may further dilute  the interests of all other stockholders.  The possible future resale of common stock issuable on the exercise of such warrants and options could adversely affect the
prevailing market price of  the common stock.   Further, the holders of  options
and warrants may exercise them at a time when FX Energy would otherwise be  able to obtain additional equity capital on terms more favorable to FX Energy.


--------------------------------------------------------------------------------

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------


     The information from the definitive proxy statement for the 2000 annual meeting of stockholders under the caption "ELECTION OF DIRECTORS: Certain
Relationships and Related Transactions" is incorporated herein by reference.



                                    PART IV


--------------------------------------------------------------------------------

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


(A)  THE FOLLOWING DOCUMENTS  ARE FILED AS PART  OF THIS REPORT OR  INCORPORATED
     HEREIN BY REFERENCE.

     1. FINANCIAL STATEMENTS. See Consolidated Financial Statements beginning at page F-1.

     2. SUPPLEMENTAL SCHEDULE. The Financial Statement schedules are omitted because they are not applicable or the required information is otherwise included in the accompanying Financial Statements and the notes thereto.

     3.   EXHIBITS.  The following exhibits are included as part of this report:

             SEC
EXHIBIT   REFERENCE
NUMBER     NUMBER                TITLE OF DOCUMENT                  LOCATION
-------   --------- ------------------------------------------  ----------------

ITEM 3.             ARTICLES OF INCORPORATION AND BYLAWS
--------------------------------------------------------------
  3.1         3     Restated and Amended Articles of            Incorporated by
                      Incorporation                              Reference(11)

  3.2         3     Bylaws                                      Incorporated by
                                                                  Reference(1)

ITEM 4.             INSTRUMENTS DEFINING THE RIGHTS OF
                      SECURITY HOLDERS
--------------------------------------------------------------
  4.1         4     Specimen Stock Certificate                  Incorporated by
                                                                  Reference(1)
  4.2         4     Form of Designation of Rights,              Incorporated by
                      Privileges, and Preferences of Series A    Reference(14)
                      Preferred Stock

  4.3         4     Form of Rights Agreement dated as of April  Incorporated by
                      4, 1997, between FX Energy and Fidelity    Reference(14)
                      Transfer Corp.

 ITEM               MATERIAL CONTRACTS
  10.
--------------------------------------------------------------
 10.1        10     Mining Usufruct Agreement between the       Incorporated by
                      State Treasury of the Republic of Poland    Reference(3)
                      and Frontier Poland Exploration and
                      Producing Company, Sp. z o.o. dated
                      August 22, 1995, relating to Blocks 51,
                      52, 71, 72, 91, 92, 93, 111, 112, and
                      113 (Baltic)

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

 10.12       10       Energy, and Apache Overseas, Inc.
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

 10.20       10       Agreement dated October 21, 1996,         Incorporated by
                      between Sudety Mining Company Sp. z o.o.   Reference (9)
                      and the State Treasury of the Republic
                      of Poland, for the establishment of the
                      mining usufruct for the purpose of gold
                      exploration in the Sudety Concessions
 10.21       10       Earn-In and Exploration Letter of Intent  Incorporated by
                      dated June 13, 1997, between FX Energy     Reference (12)
                      and Homestake Mining Company of
                      California
 10.22       10       Form of Mining Usufruct Agreement         Incorporated by
                      between the State Treasury of the          Reference (15)
                      Republic of Poland and FX Energy Poland
                      Sp. z o.o. Commercial Partnership, dated
                      October 16, 1997, relating to Sudety
                      Concession blocks 43, 63, 64, 65, with
                      related schedule.
 10.23       10       Earn-in, Exploration, and Joint Venture   Incorporated by
                      Agreement between Homestake Mining         Reference (15)
                      Company of California and FX Energy
                      effective December 31, 1997, regarding
                      exploration for precious metals in the
                      Republic of Poland (Sudety)

 10.24       10       Agreement between Apache Overseas, Inc.,  Incorporated by
                      and FX Energy dated effective January 1,   Reference (20)
                      1999, pertaining to oil and gas
                      operations in Poland

 10.25       10       Agreement on Cooperation in the           Incorporated by
                      Lachowice Area between POGC, Apache        Reference (20)
                      Overseas, Inc., Apache Poland, Sp. Z
                      o.o., FX Energy, Inc., and FX Energy
                      Poland Sp. Z o.o., dated February 26,
                      1999

 10.26       10       Frontier Oil Exploration Company 1995     Incorporated by
                      Stock Option and Award Plan*                Reference(4)

 10.27       10       Form of FX Energy, Inc., 1996 Stock       Incorporated by
                      Option and Award Plan*                     Reference(10)

 10.28       10       Form of FX Energy, Inc., 1997 Stock       Incorporated by
                      Option and Award Plan*                     Reference (20)

 10.29       10       Form of FX Energy, Inc., 1998 Stock       Incorporated by
                      Option and Award Plan*                     Reference (20)

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

 10.52       10     Form of Indemnification Agreement between     This filing
                      FX Energy and certain directors, with
                      related schedule

ITEM 21             SUBSIDIARIES OF THE REGISTRANT
--------------------------------------------------------------
 21.1               Schedule of Subsidiaries                    Incorporated by
                                                                 Reference (15)

ITEM 23             CONSENTS OF EXPERTS AND COUNSEL
--------------------------------------------------------------
 23.1        23     Consent of PricewaterhouseCoopers LLP,        This Filing
                      independent accountants

 23.2        23     Consent of Larry D. Krause, Petroleum         This Filing
                      Engineer

ITEM 27             FINANCIAL DATA SCHEDULE
--------------------------------------------------------------
 27.1        27     Financial Data Schedule                       This Filing



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

(16) Incorporated by reference from the annual report on Form 10-Q for the quarter ended March 31, 1998, as amended on Form 10-Q/A filed July 15,
     1998.

(17) Incorporated by reference from the report on Form 8-K dated March 23, 1998.

(18) Incorporated by reference from the report on Form 8-K dated April 20, 1998.

(19) Incorporated by reference from the report on Form 8-K dated June 2, 1998.

(20) Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 1999.


(b)  REPORTS ON FORM 8-K.

     During the quarter ended December 31, 1999, FX Energy filed the following report on Form 8-K:

            DATE OF EVENT REPORTED             ITEM(S)  REPORTED
            ----------------------           --------------------
              December 31, 1999              Item 5. Other Events
              November 12, 1999              Item 5. Other Events


--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------

     In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 15, 2000.                FX ENERGY, INC. (Registrant)


                                          /s/ David N. Pierce
                                          --------------------------------------
                                          David N. Pierce, President and
                                          Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  February 15, 2000



/s/ David N. Pierce
---------------------------------
David N. Pierce, Director and
President
(Principal Executive and
Financial Officer)


/s/ Andrew W. Pierce
---------------------------------
Andrew W. Pierce, Director, Vice
President (Principal Operations
Officer)


/s/ Jerzy B. Maciolek
---------------------------------
Jerzy B. Maciolek, Vice
President International
Exploration and Director


/s/ Thomas B. Lovejoy
---------------------------------
Thomas B. Lovejoy, Director,
Chief Financial Officer and Vice
Chairman


/s/ Scott J. Duncan
---------------------------------
Scott J. Duncan, Director, Vice
President Investor Relations and
Secretary


/s/ Dennis L. Tatum
---------------------------------
Dennis L. Tatum, Director, Vice
President and Treasurer
(Principal Accounting Officer)


/s/ Peter L. Raven
---------------------------------
Peter L. Raven, Director


/s/ Jay W. Decker
---------------------------------
Jay W. Decker, Director


/s/ Dennis B. Goldstein
---------------------------------
Dennis B. Goldstein, Director

