Form 10-K/A
period 1999-12-31
FX ENERGY INC
filed 2000-02-23
CIK 907649

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K/A
                                (AMENDMENT NO. 1)


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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

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




                            PricewaterhouseCoopers


                       Report of Independent Accountants






To the Stockholders and Board of Directors of FX Energy, Inc., and Subsidiaries:




In our opinion,  the accompanying consolidated  balance sheets  and the  related consolidated statements  of operations,  cash  flows, and  stockholders'  equity present fairly, in all material respects, the consolidated financial position of
FX Energy, Inc., and  Subsidiaries (the "Company") as  of December 31, 1999  and
1998, and the consolidated results of their operations and their cash flows  for each of the three  years in the  period ended December  31, 1999, in  conformity
with accounting  principles generally  accepted in  the  United States.    These
financial statements are  the responsibility  of the  Company's management;  our responsibility is to express an opinion  on these financial statements based  on
our audits.   We conducted  our audits of  these statements  in accordance  with auditing standards generally accepted in the United States which require that we plan and perform  the audit  to obtain  reasonable assurance  about whether  the
financial statements  are free  of material  misstatement.   An  audit  includes
examining, on a test basis, evidence  supporting the amounts and disclosures  in
the  financial  statements,  assessing   the  accounting  principles  used   and
significant estimates made by management,  and evaluating the overall  financial statement presentation.  We believe that  our audits provide a reasonable  basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Salt Lake City, Utah
February 8, 2000





                  FX ENERGY, INC., AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                   As of December 31, 1999 and 1998


                                                  1999             1998
                                             -------------     -----------
ASSETS

Current assets:
 Cash and cash equivalents                   $   1,619,237     $ 1,811,780
 Investment in marketable debt securities        5,249,003       2,929,914
 Receivables:
   Accrued oil sales                               243,183          95,064
   Joint interest and other receivables            171,242         240,102
   Interest receivable                              86,723          86,258
 Inventory                                          66,361          68,327
 Other current assets                              126,006          66,053
                                             -------------     -----------
    Total current assets                         7,561,755       5,297,498
                                             -------------     -----------

Property and equipment, at cost:
 Oil and gas properties (successful efforts
 method):
   Proved                                        1,687,089       1,605,279
   Unproved                                      1,382,880       1,178,408
 Other property and equipment                    2,652,102       2,494,688
                                             -------------     -----------
    Gross property and equipment                 5,722,071       5,278,375
 Less accumulated depreciation, depletion
 and amortization                               (3,173,493)     (2,679,441)
                                             -------------     -----------

    Net property and equipment                   2,548,578       2,598,934
                                             -------------     -----------

Other assets:
 Certificates of deposit                           356,500         356,500
    Deposits                                         2,789              --
                                             -------------     -----------
    Total other assets                             359,289         356,500
                                             -------------     -----------

Total assets                                 $  10,469,622     $ 8,252,932
                                             =============     ===========


                             -Continued-

  The accompanying notes are an integral part of these consolidated financial statements


                  FX ENERGY, INC., AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS, Continued
                   As of December 31, 1999 and 1998


                                                          1999           1998
                                                     -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $   623,911    $   420,906
 Accrued liabilities                                   1,478,862        911,950
                                                     -----------    -----------
   Total current liabilities                           2,102,773      1,332,856
                                                     -----------    -----------

Commitments (Notes 2 and 11)


Stockholders' equity:
 Preferred stock, $.001 par value, 5,000,000 shares
  authorized; 1999 and 1998: no shares outstanding            --             --
 Common stock, $.001 par value, 30,000,000 shares
  authorized;
   1999: 14,849,003 shares issued and outstanding;
   1998: 13,054,503 shares issued and outstanding         14,849         13,055
 Notes receivable from officers                       (1,370,873)    (1,304,527)
 Additional paid-in capital                           38,480,556     31,112,861
 Accumulated deficit                                 (28,757,683)   (22,901,313)
                                                     -----------    -----------
 Total stockholders' equity                            8,366,849      6,920,076
                                                     -----------    -----------
 Total liabilities and stockholders' equity          $10,469,622    $ 8,252,932
                                                     ===========    ===========



  The accompanying notes are an integral part of these consolidated financial statements


                       FX ENERGY, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1999, 1998 and 1997


                                                      1999             1998           1997
                                                 ------------      -----------     ----------
Revenues:
  Oil sales                                      $  1,554,474      $ 1,123,511     $2,040,233
  Drilling revenue                                    864,689          322,769        496,158
  Gain on sale of property interests                       --          466,891        272,234
                                                 ------------      -----------     ----------
   Total revenues                                   2,419,163        1,913,171      2,808,625
                                                 ------------      -----------     ----------
Operating costs and expenses:
  Lease operating costs                               899,258          966,732      1,094,043
  Production taxes                                     63,141           79,602        145,372
  Geological and geophysical costs                  1,959,422        2,109,375      1,683,753
  Exploratory dry hole costs                        1,001,433           17,422      3,478,456
  Impairments                                          92,605        5,885,042        152,105
  Drilling costs                                      641,871          240,061        328,820
  Depreciation, depletion and amortization            494,052          671,277        634,559
  General and administrative                        2,961,878        2,572,212      2,565,690
                                                 ------------      -----------     ----------
   Total operating costs and expenses               8,113,660       12,541,723      10,082,798
                                                 ------------      -----------     ----------

Operating loss                                     (5,694,497)     (10,628,552)     (7,274,173)
                                                 ------------      -----------     ----------

Other income (expense):
  Interest and other income                           511,636          506,209        661,665
  Interest expense                                     (7,997)              --        (83,273)
  Impairment of notes receivable from
    officers                                         (665,512)              --             --
                                                 ------------      -----------     ----------
   Total other income (expense)                      (161,873)         506,209        578,392
                                                 ------------      -----------     ----------

Net loss before extraordinary gain                 (5,856,370)     (10,122,343)    (6,695,781)

Extraordinary gain (Note 2)                                --               --      3,076,242
                                                 ------------      -----------     ----------
Net loss                                           (5,856,370)     (10,122,343)    (3,619,539)
                                                 ============      ===========     ==========


Basic and diluted net loss per share:
  Net loss before extraordinary gain             $      (0.41)     $     (0.78)    $    (0.53)
  Extraordinary gain                                       --               --           0.24
  Net Loss                                       $      (0.41)     $     (0.78)    $    (0.29)
Basic and diluted weighted average number of     ------------      -----------     ----------
shares outstanding                                 14,198,724       12,978,900     12,596,977
                                                 ============      ===========     ==========


  The accompanying notes are an integral part of these consolidated financial statements



                       FX ENERGY, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 1998 and 1997


                                                      1999             1998           1997
                                                 ------------     ------------    ------------
Cash flows from operating activities:
Net loss                                         $ (5,856,370)    $(10,122,343)   $ (3,619,539)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Extraordinary gain                                       --               --      (3,076,242)
  Depreciation, depletion and amortization            494,052          671,277         634,559
  Impairments                                          92,605        5,885,042          28,515
  Gain on sale of property interests                       --         (466,891)       (272,234)
  Exploratory dry hole costs                          240,132               --         210,205
  Common stock and options issued for services        302,687          119,375          70,625
  Accrued interest income from officer loans         (134,295)         (64,170)             --
  Impairment of notes receivable from officers        665,512               --              --
  Increase (decrease) from changes in:
   Receivables                                       (100,044)         260,024        (147,678)
   Inventory                                            1,966             (945)        (47,166)
   Other current assets                               (59,953)          20,960         (19,530)
   Accounts payable and accrued liabilities           608,285          588,908         357,752
                                                 ------------     ------------    ------------
    Net cash used in operating activities          (3,745,423)      (3,108,763)     (5,880,733)
                                                 ------------     ------------    ------------
Cash flows from investing activities:
Additions to oil and gas properties                  (463,387)        (179,765)     (1,136,935)
Additions to other property and equipment            (137,094)        (260,877)       (394,291)
Net change in other assets                             (2,789)              --          25,000
Proceeds from sale of property interests                6,000          506,000         340,152
Proceeds from sale of equipment                            --            6,928          13,051
Employee advances                                          --               --         (15,000)
Purchase of marketable debt securities             (6,617,089)      (6,578,332)     (3,940,582)
Proceeds from maturities of marketable debt
securities                                          4,298,000        7,589,000       5,476,574
                                                 ------------     ------------    ------------
    Net cash provided by (used) in  investing
     activities                                    (2,916,359)       1,082,954         367,969
                                                 ------------     ------------    ------------

Cash flows from financing activities:
Proceeds from long-term debt                               --               --      1,575,992

Notes receivable from officers                       (597,563)        (840,357)      (150,000)
Proceeds from issuance of common stock,
 options and warrants, net of offering
 costs                                              7,066,802          166,027        252,777
                                                 ------------     ------------    ------------
    Net cash provided by (used in) financing
    activities                                      6,469,239         (674,330)     1,678,769
                                                 ------------     ------------    ------------


Increase (decrease) in cash                          (192,543)      (2,700,139)    (3,833,995)
   Cash and cash equivalents at beginning of
   year                                             1,811,780        4,511,919      8,345,914
                                                 ------------     ------------    ------------

Cash and cash equivalents at end of year         $  1,619,237     $  1,811,780    $  4,511,919
                                                 ============     ============    ============


  The accompanying notes are an integral part of these consolidated financial statements



                       FX ENERGY, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              for the years ended December 31, 1999, 1998 and 1997


                                          Common Stock
                                       -------------------                  Officers'
                                                      Par        Paid-in      Notes        Accumulated
                                       Shares        Value       Capital    Receivable       Deficit         Total
                                     ----------     -------   -----------  ------------   ------------   ------------
Balance at January 1, 1997           12,492,547     $12,492   $30,054,620  $        --    $(9,159,431)   $ 20,907,681
  Exercise of warrants and options      159,334         160       252,617           --             --         252,777
  Common stock issued for services       10,000          10        70,615           --             --          70,625
  Net loss                                   --          --            --           --     (3,619,539)     (3,619,539)
                                     ----------     -------   -----------  ------------  ------------    ------------
Balance at December 31, 1997         12,661,881      12,662    30,377,852           --     12,778,970)     17,611,544
  Exercise of warrants and options      382,622         383       615,644           --             --         616,027
  Common stock issued for services       10,000          10       119,365           --             --         119,375
  Officers' notes - principal                --          --            --   (1,240,357)            --      (1,240,357)
  Officers' notes - interest                 --          --            --      (64,170)            --         (64,170)
  Net loss                                   --          --            --           --    (10,122,343)    (10,122,343)
                                     ----------     -------   -----------  ------------  ------------    ------------
Balance at December 31, 1998         13,054,503      13,055    31,112,861   (1,304,527)   (22,901,313)      6,920,076
  Exercise of warrants and options        2,000           2        13,248           --             --          13,250
  Sale of common stock                1,792,500       1,792     7,168,208           --             --       7,170,000
  Common stock placement costs               --          --      (116,448)          --             --        (116,448)
  Officers' notes - principal                --          --            --     (597,563)            --        (597,563)
  Officers' notes - interest                 --          --            --     (134,295)            --        (134,295)
  Officers' notes - impairment               --          --            --      665,512             --         665,512
  Options issued for services                --          --       302,687           --             --         302,687
  Net loss                                   --          --            --           --     (5,856,370)     (5,856,370)
                                     ----------     -------   -----------  ------------  ------------    ------------
Balance at December 31, 1999         14,849,003     $14,849   $38,480,556  $(1,370,873)  $(28,757,683)   $  8,366,849
                                     ==========     =======   ===========  ============  ============    ============


  The accompanying notes are an integral part of these consolidated financial statements

                       FX ENERGY, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies:

     Organization

     FX Energy, Inc., a Nevada corporation and its subsidiaries (collectively hereinafter referred to as the "Company") operate in the oil and gas industry in Poland and the United States. In Poland, the Company is engaged in oil and gas exploration, appraisal, development and property acquisition activities. In the United States, the Company is engaged in producing, exploring and developing oil and gas properties and operates a drilling and well servicing company.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and the Company's undivided interests in Poland. All significant inter-company accounts and transactions have been eliminated in consolidation. At December 31, 1999, the Company owned 100% of the voting common stock or other equity securities of its subsidiaries.

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

     Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a field-by-field basis, are not considered to be realizable. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties is provided on a field-by-field basis using the units-of-production method. The computation of DD&A takes into consideration restoration, dismantlement and abandonment costs and the anticipated proceeds from equipment salvage. The estimated restoration, dismantlement and abandonment costs are expected to be offset by the estimated residual value of lease and well equipment.

     An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a field-by-field basis. The impairment loss recognized equals the excess of net capitalized costs over the related fair value determined on a property by property basis. (Note 14)

     Gains and losses are recognized on sales of entire interests in proved and unproved properties. Sales of partial interests are generally treated as a recovery of costs.

     Other Property and Equipment

     Other property and equipment, including drilling and well servicing equipment, are stated at cost. Depreciation of other property and equipment is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 40 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating costs and expensed as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of other property and equipment sold, or otherwise disposed of, and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in current operations.

     Other property and equipment (gross) is summarized as follows:


                                               December 31,          Estimated
                                        -------------------------   Useful Life
                                           1999          1998       (in years)
                                        -----------   -----------   -----------
     Other Property and Equipment:            (In thousands)

       Drilling and well servicing
         equipment                      $    1,906    $    1,771         6
       Trucks                                  190           188         5
       Building                                 80            80        40
       Office Equipment                        476           456      3 to 6
                                        -----------   -----------
           Total                        $    2,652    $    2,495
                                        ===========   ===========


     Concentration of Credit Risk

     The majority  of the  Company's  receivables are  within  the oil  and  gas industry, primarily from the purchasers of its oil (Note 12) and its industry partners. The receivables are not collateralized. To date, the Company has experienced minimal bad debts. The majority of the Company's cash and cash equivalents is held by three financial institutions in Utah, Montana and New York.

     Cash Equivalents and Statement of Cash Flows

     The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Non-cash transactions not reflected in the consolidated statements of cash flows include the following:

                                                  Years Ended December 31,
                                             ---------------------------------
                                                 1999       1998        1997
                                             ----------   ---------  ---------
     Non-cash transactions:                             (In thousands)
     Bonus applied to stock option exercise  $     --     $    200   $      --
       by officers
     Recourse notes receivable from officers
       due to stock option exercise                --          250          --
     Reclassification of notes receivable          --          150          --
       from officers
     Additions to oil and gas properties
       financed with accrued                       63           --          --
       iabilities

     Supplemental disclosure of cash flow
       information:
       Cash paid during the year for:
         Interest                            $      8     $     --   $     534
         Taxes                                     --           --          --

     Income Taxes

     Deferred income taxes are provided for the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Such difference will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively.

     Reclassifications

     Certain balances in the 1998 and 1997 financial statements have been reclassified to conform to the current year presentation. These changes had no effect on total assets, total liabilities, stockholders' equity or net loss.

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

     Net Loss Per Share

     Basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net loss by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants and convertible preferred stock. Outstanding options and warrants as of December 31, 1999, 1998 and 1997 were as follows:

                         Options and
        December 31,      Warrants        Price Range
        ------------     -----------     --------------
           1999           4,167,073      $1.50 - $10.25
           1998           3,684,239      $1.50 - $10.25
           1997           3,707,694      $1.10 - $10.25

     The Company had a net loss in 1999, 1998 and 1997. The above options or warrants were not included in the computation of diluted earnings per share for the years ended December 31, 1999, 1998 or 1997 because the effect would have been antidilutive.

2.   Investment in Poland:

     Apache Exploration Program

     Effective January 1, 1999, the Company and Apache Corporation ("Apache") entered into an agreement which further defined the relationship between the Company and Apache in Poland by establishing an Area of Mutual Interest Agreement ("AMI Agreement") covering the entire country of Poland, except for the 0.9 million acre Baltic Project Area, for oil and gas exploration, production, development and acquisition activities for a period of two years. The AMI Agreement effectively consolidated the terms of various agreements signed between the Company and Apache during 1997, 1998 and 1999 into one basic agreement, referred to collectively as the Apache

     Exploration Program.

     Under terms of the Apache Exploration Program, Apache has either agreed to or completed the following primary terms:

     o Apache paid the Company $950,000 in up-front cash, including $450,000 during 1997 for the Lublin Basin and $500,000 during 1998 for the Carpathian area;
     o Apache must cover the Company's pro-rata share of cost to drill ten exploratory wells, including paying for drilling and completion costs for seven wells in the Lublin Basin and drilling costs (excluding completion costs) for three wells in the Carpathian area;
     o Apache must cover the Company's pro-rata share of cost to shoot 2,000 kilometers of 2D seismic; including 1,650 kilometers of 2D seismic in the Lublin Basin completed during 1998 and 350 kilometers in the Carpathian area that has yet to be completed;
     o    Apache  must  cover  all  of  the  Company's  pro-rata  share  of  all concession and usufruct fees during the first three years in the Lublin Basin (approximately $695,000) and the Carpathian area (approximately $160,000);
     o Apache must cover all of the Company's pro-rata share of annual training costs during the first three years in the Lublin Basin ($80,000 per year) and the Carpathian area ($15,000 per year); and
     o Apache may not charge the Company for any of its pro-rata share of Polish G&A costs through June 30, 2000. Thereafter, Apache may charge the Company for 25% of its Polish G&A costs, increased by 5% upon the drilling of each of the five remaining exploratory wells; up to a maximum of 50%.

     The AMI Agreement modified and further defined the Apache Exploration Program by adding the following additional terms:

     o The Company and Apache must offer each other a fifty-percent interest in any new exploration, appraisal, development, property acquisition or other activities conducted by either party within the AMI during all of 1999 and 2000.
     o The ten exploratory wells under the Apache Exploration Program may, at the consent of both parties, be drilled anywhere within the AMI.
     o The Company and Apache have equal 50% working interests in the Pomeranian and Warsaw West areas.
     o Apache is the operator of all areas controlled by the Company and Apache within the AMI.

          Option Agreements between the Company, Apache and POGC

     As a result of various agreements included within the Apache Exploration Program between the Company, Apache and POGC, the Company and Apache's working interest in the Lublin Basin, Carpathian and Pomeranian areas is subject to being reduced by POGC's option to participate for up to a one-third working interest on a block by block basis in each respective area. In turn, the Company and Apache each have an independent reciprocal right to participate in the exploration of the POGC controlled areas in each of the respective project areas with up to a one-third working interest each. Should POGC elect to participate in any of the Company's concessions, the Company's and Apache's interest will be reduced in equal proportions. The Company does not have any option agreements with POGC covering Warsaw West or the Baltic Project Area.

          Exploration Activities

     The first four exploratory wells drilled under terms of the Apache Exploration Program were all determined to be exploratory dry holes during 1999. In accordance with terms of the Apache Exploration Program, Apache covered all of the Company's working interest share of costs for all four wells, including 33.3% for the Czernic 277-2, 47.5% for the Poniatowa 317-1, 45.0% for the Witkow 1 and 33.3% for the Siedliska 2. The fifth well, the Wilga 2, was announced to be an exploratory success on January 25, 2000 after initial production test results indicated a combined flow rate of
     16.9 Mmcf of gas and 570 Bbls of condensate per day from three intervals in a Carboniferous horizon. Under terms of the Apache Exploration Program, Apache will cover all of the Company's 45.0% drilling and completion costs for the Wilga 2. (Note 16)

     During June 1999, the Company elected to participate with a 5.0% working interest in drilling the Andrychow 6, an exploratory well operated by POGC on POGC option acreage in southern Poland. The well cost approximately $99,000 net to the Company and was determined to be an exploratory dry hole during December 1999.

          Appraisal and Development Activities

     On February 26, 1999, The Company, Apache and POGC entered into an agreement to jointly develop the Lachowice Farm-in, a shut-in POGC gas discovery with three wells in the Carpathian area, with Apache as operator. Under terms of the agreement, The Company and Apache agreed to pay all of the following costs in order to earn a one-third interest each in the project: (1) test and recomplete up to three shut-in gas wells; (2) if warranted, drill three additional wells; and, (3) if warranted, construct gathering and processing facilities. All costs and net revenues thereafter, including additional development drilling and lease operating costs, would be shared one-third each by the Company, Apache and POGC.

     During June 1999, the Company and Apache commenced testing and recompletion procedures on the Stryszawa 2K. The Stryszawa 2K was subsequently plugged and abandoned after it failed to maintain a commercial production rate. During September 1999, the Company and Apache tested the Lachowice 7 to determine its commercial potential. The test results of the Lachowice 7 did not warrant constructing gathering and processing facilities. The Company and Apache plan to turn the Lachowice 7 back to POGC and terminate the Lachowice Farm-in.

     Baltic Project Area

     On May 3, 1996, the Company entered into a agreement with RWE-DEA, formerly Deutsche Texaco, to jointly explore the Baltic Project Area. Under terms of the Agreement, RWE-DEA had the right to earn a fifty-percent interest in the Baltic Project Area by paying the Company $250,000 in cash, paying the first $1,100,000 for a 2D seismic survey, the first $1,000,000 of cost relating to the initial exploratory well to be drilled at a location to be designated by RWE-DEA and fifty-percent of the cost relating to the second exploratory well at a location designated by the Company. Polish government approval was required to approve RWE-DEA's participation in the Baltic Project Area by purchasing fifty-percent of Warmia Petroleum Company, Sp z o.o. ("Warmia"), a wholly owned subsidiary of the Company which holds the Baltic Project Area. The Company obtained a $2.5 million Irrevocable Standby Letter of Credit whereby the Company agreed to refund RWE-DEA all advanced funds should the Polish government disapprove RWE-DEA's purchase of fifty-percent of Warmia. The Irrevocable Standby Letter of Credit expired on January 31, 1997 and the Polish government approved RWE-DEA's purchase of fifty-percent of Warmia in June 1997. RWE-DEA had advanced Warmia $3,076,000 through June 30, 1997 to fund exploration activity on the Baltic Project Area, which the Company had recorded as a long-term note payable.

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

     During March 1999, the Company relinquished approximately 1.2 million acres within the Baltic Project Area, leaving a total of approximately 0.9 million undeveloped acres in the Baltic Project Area. The Polish government also consented to apply the Gladysze 1-A, the second well drilled on the Baltic Project Area during 1997, to the work commitment for the second three-year exploration phase. As such, the Company has satisfied all work commitments applicable to the Baltic Project Area's six-year exploration phase. The Company's Baltic Project Area is the only acreage holding in Poland in which the Company has an interest that contains mandatory acreage relinquishment provisions.

     At December 31, 1999, the Company had $494,000 of capitalized leasehold costs related to the Baltic Project Area. The Company is currently seeking a strategic partner to participate in further exploration of the Baltic Project Area.

     Gold Exploration - Sudety Project Area

     On July 26, 1999, Homestake terminated its agreement with the Company to jointly explore for gold on the Company's Sudety Project Area in southwestern Poland. During 1997, Homestake initially paid the Company $212,000 and agreed to spend a minimum of $1,100,000 over two years exploring the Sudety Project Area. Homestake completed its minimum exploration commitments during the first six months of 1999. The Company has discontinued further gold exploration in the Sudety Project Area.

3.   Performance Bond Deposits:

     As of December 31, 1999, the Company had a replacement bond to a federal agency in the amount of $463,000, which was collateralized by certificate of deposits totaling $231,500. In addition, there are certificates of deposits totaling $125,000 covering performance bonds in other states.

4.   Investment in Marketable Debt Securities:

     The Company follows the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company has classified all of its marketable debt securities as held-to-maturity because the Company has both the intent and ability to hold these investments until they mature. At December 31, 1999, the Company's held-to-maturity securities consisted of corporate bonds with remaining contractual maturities of less than twelve months and the carrying amount of these investments approximated market value.

5.   Accrued Liabilities:

     The Company's accrued liabilities as of December 31, 1999 and 1998 are composed of the following:

                                          As of December 31,
                                      -------------------------
                                          1999          1998
                                      ----------     ----------
     Accrued Liabilities:                   (In thousands)
       Compensation costs             $   1,185      $    699
       Unproved property additions           63            --
       Exploratory dry hole costs            99            --
       Seismic costs                         28           131
       Other costs                          104            82
                                      ----------     ----------
         Total                        $   1,479      $    912
                                      ==========     ==========

6.   Long-term Debt:

     During 1998, the Company had a bank credit facility with a borrowing base of $2,850,000 as of January 1, 1998. The borrowing base was subject to a monthly basis reduction of $25,000. The Company did not utilize the credit facility and subsequently terminated the credit facility during the year ended December 31, 1998.

7.   Income Taxes:

     The Company recognized no income tax benefit from the losses generated during the years ended December 31, 1999, 1998 and 1997.

     The components of the net deferred tax asset as of December 31, 1999 and 1998 are as follows:

                                                       December 31,
                                               -------------------------
                                                  1999           1998
                                               -----------    ----------
                                                      (In thousands)
     Deferred tax liability:
     Property and equipment basis
       differences                             $    (104)     $    (962)
     Deferred tax asset:
       Net operating loss carryforwards           11,180          9,437
       Impairment of oil and gas properties        1,218          2,196
       Impairment of notes receivable from
         officers                                    248             --
       Options issued for services                   113             --
       Other                                         193             14
       Valuation allowance                       (12,848)       (10,685)
                                               -----------    ----------
     Net deferred tax asset                    $      --      $      --
                                               ===========    ==========


     The change in the valuation allowance during the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                        December 31,
                                            -----------------------------------
                                               1999         1998         1997
                                            ----------   ----------   ---------
                                                       (In thousands)
     Balance, beginning of year             $ (10,685)   $  (6,131)  $  (3,868)
       Increase due to property and
         equipment basis differences                4           22          24
       Decrease (increase) due to
         impairment of oil and gas properties      --       (2,196)         --
       Decrease due to investment in Warmia        --           --         661
       Increase due to net operating loss      (1,989)      (2,444)     (2,876)
       Other                                     (178)          64         (72)
                                            ----------   ----------   ---------
     Balance, end of year       .           $ (12,848)   $ (10,685)  $  (6,131)
                                            ==========   ==========   =========

     SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and expansion of the Company's oil and gas producing activities. The risks associated with that growth requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided at December 31, 1999 and 1998.

     At December 31, 1999, the Company had net operating loss ("NOL") carryforwards, including foreign losses, of approximately $30,000,000 available to offset future taxable income, of which approximately $18,749,000 expires from 2008 through 2012 and $11,251,000 expires subsequent to 2017. The utilization of these carryforwards against future taxable income may become subject to an annual limitation if there is a change in ownership. $6,168,000 of the NOL carryforward relates to tax deductions resulting from the exercise of stock options during 1999, 1998 and 1997. The tax benefit from adjusting the valuation allowance related to this portion of the NOL carryforward will be credited to additional paid-in capital.

8.   Related Party Transactions:

     On February 17, 1998, two of the Company's officers exercised options to purchase 300,000 shares of the Company's common stock at $1.50 per share that were scheduled to expire on May 6, 1998. The officers paid for the cost of exercising the options by utilizing a bonus credit of $100,000 each issued to them during 1997 and signing a full recourse note payable to the Company for $125,000 each with interest accrued at 7.7%. On April 10, 1998, in consideration of the agreement of the two officers to not sell the Company's common stock in market transactions, the Company agreed to advance the officers, on a non-recourse basis, additional funds to cover their tax liabilities and other considerations. As of December 31, 1999, the notes receivable and accrued interest totaled $2,036,385 with a due date of on or before December 31, 2000 (as extended). The Company has no further commitment to advance additional funds to the officers.

     In consideration for extending the term from December 31, 1999 through December 31, 2000, the officers agreed that if the average closing price of the common stock for five consecutive trading days results in a value of the collateral equal to or above the total principal and accrued interest balances, the officers will repay the loans within 45 days thereafter either in cash or by tendering to the Company such number of shares which at the average closing price for the previous five consecutive trading days equals the principal and accrued interest then due.

     The notes receivable and accrued interest are collateralized by 233,340 shares of the Company's common stock. In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," the Company recorded an impairment allowance of $666,000 as of December 31, 1999, based on the value of the underlying collateral. The impairment allowance will be adjusted quarterly based on the market value of the collateral shares.

9.   Stock Options and Warrants:

     Stock Options

     As of December 31, 1999, the Company's 1998 Stock Option Plan had issued options to purchase 438,501 shares out of a maximum total of 500,000 authorized shares allowed within the 1998 Stock Option Plan. As of December 31, 1999, all other prior year stock option plans had issued the maximum allowed options under each respective stock option plan. The Company has submitted the 1999 Stock Option Plan, which includes a maximum of 500,000 options, for shareholder approval at the 2000 annual shareholders' meeting.

     All stock option plans are each administered by a committee (the "Committee") consisting of the board of directors or a committee thereof. At its discretion, the Committee may grant stock options to any employee, including officers, in the form of incentive stock options ("ISOs"), as defined in the Internal Revenue Code, or options which do not qualify as ISOs or stock awards. In addition to the options granted under the stock option plans, the Company also issues non-qualified options outside the stock option plans. Options granted under these stock option plans have terms ranging from five to seven years and vest over periods ranging from the date of grant to three years.

     As of December 31, 1999, the Company had options outstanding under the Plans as well as from other individual grants. The Company applies APB Opinion No. 25 and related interpretations in accounting for options granted under the Plans and for other option agreements. Had compensation cost for the Company's options been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated in the following table:

                                        Years Ended December 31,
                                  -----------------------------------
                                      1999         1998        1997
                                  -----------   ----------   --------
                                     (In thousands, except per share
                                                amounts)
     Net Loss:
          As Reported             $ (5,856)    $ (10,122)  $ (3,620)
          Pro Forma                 (7,930)      (11,680)    (5,991)
     Basic and Diluted
     Net Loss Per Share:
          As Reported             $  (0.41)       $(0.78)  $  (0.29)
          Pro Forma                  (0.56)        (0.90)     (0.48)


     The effects of applying SFAS No. 123 are not necessarily representative of the effects on the reported net income or loss for future years.

     The fair value of each option granted during 1999, 1998 and 1997 is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were utilized for the Black-Scholes valuation: (1) expected volatility of 80.5%, 76.2% and 80.4% for 1999, 1998 and 1997, respectively; (2) expected lives ranging from four to seven years; (3) risk-free interest rates at the date of grant ranging from 4.44% to 6.43%; and, (4) dividend yield of zero for each year.

     The following table summarizes fixed option activity for the years ended December 31, 1999, 1998 and 1997:


                                                                December 31,
                           ----------------------------------------------------------------------
                                    1999                      1998                   1997
                           ------------------------  ----------------------  --------------------
                                         Weighted                 Weighted               Weighted
                                         Average                  Average                Average
                                         Exercise                 Exercise               Exercise
                             Shares       Price        Shares      Price      Shares      Price
                           ---------   -----------   ---------   ----------  ---------  ---------
     Fixed Options
     Outstanding:
      Beginning of year    3,413,667   $    6.590    3,357,500   $  4.473    2,732,834  $  3.710
        Granted              521,000        5.866      480,000      8.875      725,500     7.203
        Exercised             (2,000)       6.625     (303,000)     1.500      (78,334)    1.698
        Canceled             (36,166)       7.920     (120,833)     8.400      (22,500)    9.486
                           ---------   -----------   ---------   ----------  ---------  ---------
     End of year           3,896,501   $    6.481    3,413,667   $  6.590    3,357,500  $  4.473
                           =========   ===========   =========   ==========  =========  =========
     Exercisable at
     year-end              2,872,681   $    4.656    2,329,012   $  6.970    2,242,000  $  3.878
                           =========   ===========   =========   ==========  =========  =========


     Weighted-average
     fair value of
     options granted
     during the year       $    3.61                 $   3.930               $   4.458



     The  following table  summarizes information  about   fixed  stock  options
     outstanding at December 31, 1999:

                             Options Outstanding             Options Exercisable
                  --------------------------------------   ---------------------
                                   Weighted
                                   Average      Weighted                Weighted
                     Number       Remaining     Average      Number     Average
    Exercise      Outstanding    Contractual    Exercise   Exercisable  Exercise
     Prices       at 12/31/99       Life         Price     at 12/31/99   Price
                                  (in years)
 -------------    -----------    -----------  ----------   -----------  --------
     $1.500          178,000         .668     $   1.500      178,000    $  1.500
      3.000        1,700,000        3.082         3.000    1,700,000       3.000
 5.750 - 7.250     1,011,500        5.795         6.279      351,673       6.752
 7.375 - 8.875     1,001,001        4.320         8.660      639,008       8.753
     10.250            6,000        5.129        10.250        4,000      10.250
                  -----------    -----------  ----------   -----------  --------
    Total          3,896,501        3.993     $   5.641    2,872,681    $  4.656
                  ===========    ===========  ==========   ===========  ========


     Warrants

          The following table summarizes changes in outstanding warrants during the years ended December 31, 1999, 1998 and 1997:

                                                Shares            Price Range
                                          ------------------   ---------------
     Warrants:
     Outstanding at December 31, 1996     431,194              $   1.10 - 6.90
     Exercisable at December 31, 1996                281,194       1.10 - 3.00
                                                     =======
       Warrants exercised during 1997     (81,000)                 1.10 - 2.60
                                          -------
     Outstanding at December 31, 1997     350,194                  1.10 - 6.90
     Exercisable at December 31, 1997                350,194       1.10 - 6.90
                                                     =======
       Warrants exercised during 1998     (79,622)                 1.10 - 2.60
     Outstanding at December 31, 1998     270,572                  1.65 - 6.90
                                          =======
     Exercisable at December 31, 1998                270,572       1.65 - 6.90
     Outstanding at December 31, 1999     270,572    =======       1.65 - 6.90
                                          =======
     Exercisable at December 31, 1999                270,572   $   1.65 - 6.90
                                                     =======

10.  Private Placement of Common Stock:

     On April 8, 1999, the Company initiated a private placement that resulted in the sale of 1,792,500 shares of common stock for net proceeds of $7,054,000. No placement fees were paid by the Company in connection with the sale of the aforementioned shares.

11.  Commitments:

     Employment Agreements

     Effective January 1, 1995, the Company entered into three-year employment agreements with David N. Pierce and Andrew W. Pierce, each of whom is an officer and director. The agreements provide for initial annual compensation of $120,000 and $96,000, respectively, with annual increases of at least 7.5%, as determined by the board of directors or the compensation committee. Each employment agreement, as amended, provides that on the initiation of the first test well in the Baltic Project Area, which commenced in late January 1997, the executive employee was entitled to receive a $100,000 bonus that may, at the election of the officer, be applied against the exercise of options to purchase common stock or paid in cash upon termination of employment with the Company. The Company accrued $200,000 at December 31, 1997 to reflect this obligation. On February 17, 1998, each officer exercised options to purchase common stock and applied their respective bonuses awarded to him in 1997 towards the exercise price (Note 8). The terms of such employment agreements are automatically extended for an additional year on the anniversary date of each such agreement. In the event of termination of employment resulting from a change in control of the Company not approved by the Board of Directors, each of the two officers would be entitled to a termination payment equal to 150% of his annual salary at the time of termination and the value of previously granted employee benefits, including stock options and stock awards.

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

     Consulting Agreement

     Effective August 3, 1995, the Company entered into a consulting agreement with Lovejoy and Associates, a consulting company owned by Tom Lovejoy, a director of the Company, under which Lovejoy and Associates would advise the Company respecting future financing alternatives, possible sources of debt and equity financing, with particular emphasis on funding for the Company's Polish activities and the Company's relationship with the investment community at a fee of $10,000 per month commencing October 15, 1995 and continuing through December 31, 1997. The agreement was extended through December 31, 1999 at a rate of $15,000 per month for January and February 1998 and a subsequent rate of $17,000 per month thereafter. The consulting agreement was terminated effective May 1, 1999 when Mr. Lovejoy became the Company's Chief Financial Officer.
     Polish Exploration Agreements

     The Company is committed to the following obligations in Poland, presented on a gross basis, to retain its exploratory concession acreage:

                                            Exploratory Wells
                                            -----------------

                        Beginning           First     Second                           Concession
                           of               Three     Three                    Annual      and
                       Exploration Whole    Year       Year     2D Seismic    Training   Usufruct
                         Period    Blocks   Phase     Phase     Acquisition   Fees (5)   Fees (6)
                       ------------------   -----  -----------  -----------  ---------  ---------
     Lublin (1), (2)   Various (7)   24       6    1 per block   1,650 km    $ 80,000   $ 675,000
     Carpathian (2)     12/31/98     12       1         2          350 km      15,000     160,000
     Pomeranian (3)     12/31/98     10       1         2          600 km      25,000     250,000
     Warsaw West (3)    11/13/98     13       1         2        1,500 km      25,000     390,000
     Baltic (4)         03/07/96     10       1         1          None        25,000     200,000


     (1) The Company must drill an exploratory well in each undrilled block during the second three year phase or relinquish the undrilled block at the end of the exploration term. The Lublin Basin includes the Block 298 usufruct, which includes only one exploration block, which has a requirement to drill two exploratory wells during the second three year phase. All other Lublin Basin usufructs require the drilling of one well per block during the second three year phase. As of December 31, 1999, the Company had drilled two exploratory wells to be applied against the first three year exploration phase exploratory well requirement, covered all concession and usufruct fees and acquired 1,650 kilometers of 2D seismic.
     (2) Apache has agreed to cover all of the Company's drilling, seismic, annual training fees, concession, and usufruct fees during the first three year phase to earn a fifty percent interest in the Lublin Basin and Carpathian areas.
     (3) The Company and Apache are equal partners in the Pomeranian and Warsaw West areas. As of December 31, 1999, the Company had covered all concession and usufruct fees.
     (4) The Company has a one-hundred percent interest in the Baltic Project Area. As of December 31, 1999, the Company had satisfied the minimum exploratory well requirement for the entire exploration term by drilling two exploratory wells.
     (5) Annual training costs are for each year during the entire six year exploration term.
     (6) Concession and usufruct fees are payable on various terms over the first three year exploration term, except the Baltic Project Area, which is payable in equal installments of $33,333 per year over six years.
     (7) The Lublin Basin consists of four usufructs, the Vistula, Lublin Middle, Block 298, and Komarow which have exploration periods beginning August 8, 1997, June 30, 1998, June 30, 1998 and March 4, 1998, respectively.

     Capital Requirements

     As of December 31, 1999, the Company had $6.9 million of cash, cash equivalents and marketable debt securities with no long-term debt. In view of the Apache Exploration Program, this amount is expected to be sufficient to fund the Company's present minimum exploration and operating commitments during 2000 and part of 2001. The Company intends to seek additional capital to fund any activities outside the scope of its present minimum exploration and operating activities, including further exploration, appraisal and development costs for the Wilga discovery and any other additional exploration, appraisal, development or property acquisition activities.

12.  Business Segments:

     The Company  operates within  two segments  of the  oil and  gas  industry:
     exploration  and  production  ("E&P")  and  drilling  and  well   servicing
     ("Drilling") and within the exploration segment of the mining industry. For segment and management reporting purposes the Company's mining segment is not material and is excluded from the discussion herein.

     The Company's revenues associated with its E&P activities are comprised of oil sales from its producing properties in Montana and Nevada and gains on the sale of partial property interests of the Company's exploratory properties in Poland. For the years ended December 31, 1999, 1998 and 1997, over 85% of the Company's total oil sales were to one purchaser located in Montana. The Company believes this purchaser could be replaced, if necessary, without a loss in revenue. E&P operating costs are comprised of: (1) exploration costs, including geological and geophysical costs, exploratory dry holes and non-producing leasehold impairments; and, (2) production costs which include lease operating expenses and production taxes. Substantially all exploration costs are applied to the Company's operations in Poland and all lease operating costs are applied to the Company's domestic production. The Company's revenues associated with its drilling activities are comprised of contract drilling and well servicing fees generated by the Company's drilling rig and other well servicing equipment in Montana. Drilling operating costs are comprised of direct costs associated with its drilling and well servicing operations. DD&A directly associated with a respective segment is disclosed within that segment. The Company does not allocate current assets, corporate DD&A, general and administrative expenses, income taxes, interest expense, interest income, other income, other expense or officer loan impairments to its operating segments for management and segment reporting purposes. All material inter-company transactions between the Company's business segments are eliminated for management and segment reporting purposes.


     Information on the Company's operations by business segment for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:


                                                 Year Ended December 31, 1999
                                             -----------------------------------
                                                E&P       Drilling       Total
                                             ---------    ---------    ---------
     Operations Summary:                                (In thousands)

      Revenues                               $  1,554     $    865     $  2,419
      Cash operating costs (1)                  3,844          642        4,486
      Non-cash operating costs (2)                140           --          140
                                             ---------    ---------    ---------
         Operating income or (loss) before
         DD&A                                  (2,430)         223       (2,207)
      Depreciation, depletion, &
        amortization                               51          334          385
                                             ---------    ---------    ---------
         Operating loss                      $ (2,481)    $   (111)    $ (2,592)
                                             =========    =========    =========

     Identifiable net property and
       equipment:

      Non-producing leaseholds - Poland $ 691 $ -- $ 691 Non-producing leaseholds - United
        States                                    692            --          692
      Producing properties                        494            --          494
      Equipment and other                          --           581          581
                                             ---------    ----------    --------
          Total                              $  1,877     $     581     $  2,458
                                             =========    ==========    ========
     Property and equipment capital
     expenditures                            $    526     $     138     $    664
                                             =========    ==========    ========

     (1) Excludes $31,000 of exploratory costs relating to the Company's gold concessions.
     (2) Includes stock options valued at $119,000 issued to a Polish citizen for consulting services and $21,000 non-producing leasehold impairment comprised of costs incurred prior to 1999.


                                                 Year Ended December 31, 1998
                                              ---------------------------------
                                                E&P       Drilling      Total
                                              --------   ----------    --------
     Operations Summary:                                (In thousands)
       Revenues (1)                           $ 1,590    $    323      $ 1,913
       Cash operating costs (2)                 3,025         240        3,265
       Non-cash operating costs (3)               119          --          119
                                              --------   ----------    --------
         Operating income or (loss) before
         DD&A                                  (1,554)         83       (1,471)
       Depreciation, depletion, &
         amortization                             231         322          553
                                              --------   ----------    --------
        Operating loss                        $(1,785)   $   (239)     $(2,024)
                                              ========   ==========    ========

     Identifiable net property and
       equipment:
       Non-producing leaseholds - Poland      $   461    $     --      $   461
       Non-producing leaseholds - United
        States                                    717          --          717
       Producing properties                       463          --          463
       Equipment and other                         --         780          780
                                              -------    ----------    --------
          Total                                 1,641    $    780      $ 2,421
     Property and equipment capital           =======    ==========    ========
     expenditures                             $   180    $    156      $   336
                                              =======    ==========    ========

     (1) E&P revenues include $1,123,000 generated in the United States and $467,000 generated in Poland.
     (2) Excludes $29,000 of exploratory costs relating to the Company's gold concessions.
     (3) Includes Company common stock issued for services of $119,000 and excludes non-cash impairment charge of $5,885,000 for domestic proved properties.

                                                             Year Ended December 31, 1997
                                                     ----------------------------------------
                                                         E&P          Drilling        Total
                                                     ----------     -----------     ---------
     Operations Summary:                                            (In thousands)
       Revenues (1)                                  $   2,242      $      496      $  2,738
       Cash operating costs                              6,455             329         6,784
       Non-cash operating costs (2)                         99              --            99
                                                     ----------     -----------     ---------
         Operating income or (loss) before DD&A         (4,312)            167        (4,145)
       Depreciation, depletion, & amortization             261             289           550
                                                     ----------     -----------     ---------
         Operating loss                              $  (4,573)     $     (122)     $ (4,695)
                                                     ==========     ===========     =========
     Identifiable net property and equipment:
       Non-producing leaseholds - Poland             $     461      $       --      $    461
       Non-producing leaseholds - United States            709              --           709
       Producing properties                              6,447              --         6,447
       Equipment and other                                  --             935           935
                                                     ---------      -----------     ---------
         Total net assets                            $   7,617      $      935      $  8,552
                                                     =========      ===========     =========

     Property and equipment capital expenditures     $     860      $      210      $  1,070
                                                     =========      ===========     =========

    (1) E&P revenues include $2,040,000 generated in the United States and $202,000 generated in Poland. Excludes $71,000 gain from sale of property interest relating to the Company's gold concessions in Poland.

     (2)  Includes   Company  common  stock  issued  for services  of $70,000
          and a non-cash impairment charge of $29,000 for a lease in Wyoming acquired prior to 1997.

     A   reconciliation of  the  segment  information to  the  consolidated
     totals   for   the years ended December 31, 1999, 1998  and  1997 follows:


                                                                 Year Ended December 31,
                                                      ------------------------------------------
                                                         1999            1998            1997
                                                      ----------    -----------     ------------
     Revenues:                                                       (In thousands)
       Reportable segments                            $   2,419     $    1,913      $     2,738
       Non-reportable segments                               --             --               71
                                                      ----------    -----------     ------------
        Total consolidated revenues                   $   2,419     $    1,913      $     2,809
                                                      ==========    ===========     ============
     Operating Loss:
       Reportable segments                            $  (2,592)    $   (2,024)     $    (4,695)
       Expense or (revenue) adjustments:
         Non-reportable segments                             31             29              (71)
         Impairment of domestic proved property              --          5,885               --
         General and administrative expenses              2,962          2,572            2,566
         Corporate DD&A                                     109            118               85
         Other                                               --              1               (1)
                                                      ----------    -----------     ------------
           Consolidated net operating loss            $  (5,694)    $  (10,629)     $    (7,274)
                                                      ==========    ===========     ============
     Net Property and Equipment:
       Reportable segments                            $   2,458     $    2,421      $     8,552
       Corporate assets                                      91            178              209
                                                      ----------    -----------     ------------
        Net property and equipment                    $   2,549     $    2,599      $     8,761
                                                      ==========    ===========     ============
     Property and Equipment Capital Expenditures:
       Reportable segments                            $     581     $      336      $     1,070
       Corporate assets                                      19            105              461
                                                      ----------    -----------     ------------
        Net property and equipment capital
          expenditures                                $     600     $      441      $     1,531
                                                      ==========    ===========     ============


13.   Quarterly Financial Data (Unaudited):

     During the year ended ended December 31, 1999, the Company recorded exploratory dry hole costs of $580,000 and $389,000 during the third and fourth quarters, respectively, and an officer loan impairment of $666,000 during the fourth quarter. During the year ended December
     31, 1998, the Company incurred a domestic proved property impairment of $5,885,000, of which $5,640,000 and $245,000 were recorded during the third and fourth quarters, respectively.

     Summary quarterly information for the years ended December 31, 1999 and 1998 is as follows:

                                              For the Quarter Ended
                             ---------------------------------------------------
                              December 31  September 30    June 30    March 31
                             ------------  ------------  ----------  -----------
                                    (In thousands, except per share amounts)
     1999 Quarterly
     Information:
       Revenues              $      785    $      862    $    451     $    321
       Net operating loss        (2,746)       (1,228)       (895)        (825)
       Net loss              $   (3,272)   $   (1,072)   $   (789)        (723)
       Basic and diluted net
        loss per common
        share                $     (.21)   $     (.08)   $   (.06)    $   (.06)

     1998 Quarterly
        Information:
       Revenues              $      416    $      426    $    272     $    799
       Operating income or
        (loss)                   (1,949)       (6,511)     (1,465)        (704)
       Net income or                       $   (6,392)   $ (1,353)    $   (519)
        (loss)               $   (1,858)
       Basic and diluted net
        loss per Common
        share                $     (.15)   $    (.49)    $   (.10)    $   (.04)


14.  Disclosure about Oil and Gas Properties and Producing Activities:

     Impairment of Unproved Oil and Gas Properties

     In accordance with generally accepted accounting principles, the Company must record an impairment expense to the extent that capitalized costs of unproved properties, on a property by property basis, are considered not realizable. During the year ended December 31, 1999, the Company recorded an impairment expense of $21,000 relating to a prospect located in Nevada and $72,000 relating to the Lachowice Farm-in in Poland. During the year ended December 31, 1997, the Company recorded an impairment expense of $152,000 relating to several prospects in Montana, Nevada and Wyoming.

     Impairment of Proved Oil and Gas Properties

     In accordance with generally accepted accounting principles, the Company must record an impairment expense if the Company determines the net book value of its proved oil and gas properties, on a property by property basis, exceeds the aggregate future net revenues from such properties. As of December 31, 1998, the Company's future undiscounted net revenues from its domestic proved developed properties was $1,015,000 and its discounted future net revenues (PV-10) of it domestic proved developed properties was $472,000. The future net revenues at December 31, 1998 were computed using a price of $8.11 per barrel, the average price at December 31, 1998. Accordingly, the Company recorded an impairment expense of $5,885,000 for the year ended December 31, 1998, which reduced the carrying value of its domestic proved properties to $463,000, an amount which approximated the fair value of its domestic proved developed reserves determined on a property by property basis.

     In view of the Company's increased focus on its Polish exploration and development opportunities and the probability of continued depressed oil prices, management has determined it is unlikely the Company will incur any domestic development costs in the foreseeable future. Accordingly, the Company's proved reserves as of December 31, 1999 and 1998 include only those reserves attributable to developed properties.

     Capitalized Costs

     Capitalized costs relating to oil and gas producing activities as of December 31, 1999 and 1998 are summarized as follows:

                                        United States     Poland      Total
                                       --------------   ---------   ---------
                                                    (In thousands)
     December 31, 1999:
      Proved properties                 $    1,687      $    --     $  1,687
      Unproved properties                      692          691        1,383
                                        --------------   ---------   ---------
        Total gross properties               2,379          691        3,070
      Less accumulated, depreciation,                        --
      depletion and amortization            (1,193)                  (1,193)
                                        --------------   ---------   ---------
         Total                          $    1,186      $   691     $  1,877
                                        ==============  ==========  ==========


     December 31, 1998:
      Proved properties                 $    1,605      $    --     $  1,605
      Unproved properties                      718          461        1,179
                                        -------------   ---------   ---------
         Total gross properties              2,323          461        2,784
      Less accumulated depreciation,                         --
       depletion and amortization           (1,142)                   (1,142)
                                        -------------   ---------   ---------
         Total                          $    1,181      $   461     $  1,642
                                        =============   =========   =========


     Acquisition, Exploration and Development Activities

     Costs incurred in oil property acquisition, exploration and development activities during the years ended December 31, 1999, 1998 and 1997, whether capitalized or expensed, are summarized as follows:

                                        United
                                        States      Poland      Total
                                      ---------   ---------   ---------
                                                (In thousands)
     December 31, 1999:
       Acquisition of properties:
         Proved                      $     --     $     --    $      --
         Unproved                           1          230          231
       Exploration costs                   38        3,016        3,054
       Development costs                   82           --           82
                                     --------     --------    ---------
         Total                       $    121     $  3,246    $   3,367
                                     ========     ========    =========

     December 31, 1998:
       Acquisition of properties:
         Proved                      $     --     $     --    $      --
         Unproved                          15           33           48
       Exploration costs                   34        2,092        2,126
       Development costs                  132           --          132
                                     --------     --------    ---------
         Total                       $    181     $  2,125    $   2,306
                                     ========     ========    =========

     December 31, 1997:
       Acquisition of properties:
         Proved                      $     --    $     --    $      --
         Unproved                         733          66          799
       Exploration costs                1,419       3,895        5,314
       Development costs                  187          --          187
                                     --------     --------    ---------
         Total                       $  2,339    $   3,961    $  6,300
                                     ========     ========    =========


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

     The determination of oil and gas reserves is based on estimates and is highly complex and interpretive. The estimates are subject to continuing revisions as additional information becomes available or assumptions change. All of the Company's oil reserves are in the United States.

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

     Changes in estimated oil reserves of the Company for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                         For the years ended December 31,
                                        ---------------------------------
                                          1999         1998        1997
                                        ----------   ---------   --------
                                            (In thousands bbls of oil)
     Total proved reserves:
       Beginning of year                  1,535        4,760      5,443
       Purchase of minerals in-place         --           --         --
       Extensions and discoveries            --           --         18
       Revisions of previous estimates     (354)      (3,110)      (575)
       Production                          (101)        (115)      (126)
                                        ----------   ---------   --------
       End of year                        1,080        1,535      4,760
                                        ----------   ---------   --------
     Proved developed reserves:
       Beginning of year                  1,535        2,282      2,829
                                        ----------   ---------   --------
       End of year                        1,080        1,535      2,282
                                        ----------   ---------   --------

     The decrease in 1999 reserves as compared to 1998 reserves was principally due to higher operating costs and a higher production decline rate utilized in the 1999 report as compared to the 1998 report. The decrease in 1998 reserves as compared to 1997 was principally due to the elimination of 2,478,000 bbls of proved undeveloped reserves which were included as of as of December 31, 1997 and a $5.70 per bbl decrease in oil prices at year-end 1998 as compared to year-end 1997.

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

     Future net cash flows were computed by applying the year-end oil prices of $22.37, $8.11 and $13.81 for the years ended December 31, 1999, 1998 and 1997, respectively and production costs per bbl of $14.11, $7.43 and $6.86 for 1999, 1998 and 1997, respectively, to the period-end quantities of the Company's proved reserves. The variance in price from year to year was due to price volatility associated with world-wide oil price fluctuations. The increase in production costs of $6.68 per barrel for 1999, as compared to 1998, is primarily due the economic lives of marginal wells being extended due to an oil price $14.26 per bbl higher in the 1999 report, as compared to the 1998 report.

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

     The components of SMOG are detailed below:

                                              As of December 31,
                                   ---------------------------------------
                                        1999          1998          1997
                                   ------------    ----------   ----------
     SMOG Components:                           (In thousands)

      Future cash flows             $   24,229     $  12,518    $
                                                                   65,740
      Future production costs          (15,240)      (11,408)     (32,658)
      Future development costs            (105)          (95)      (6,273)
                                   ------------    ----------   ----------
      Future net cash flows              8,884         1,015       26,809
      Future income tax expense             --            --         (125)
                                   ------------    ----------   ----------
      Future net cash flows              8,884         1,015       26,684
      10% annual discount for
        estimated timing of cash
        flows                           (3,424)         (543)     (13,109)
                                   ------------    ----------   ----------
          Total                     $    5,460     $     472    $  13,575
                                   ============    ==========   ==========


     The following are principal sources of changes in SMOG:


                                            Years Ended December 31,
                                   ----------------------------------------
                                       1999           1998          1997
                                   -----------   -----------    -----------
     SMOG Sources:                              (In thousands)

      Balance, beginning of year   $      472    $   13,575     $   26,284
       Sales of oil produced, net
         of production costs             (592)          (77)          (801)
       Net changes in prices and
         production costs               5,032        (4,482)       (16,707)
       Purchases of minerals in
         place                             --            --             --
       Extensions and discoveries,
         net of future costs               --            --            108
       Changes in estimated future
         development costs                 (6)        2,875            (79)
       Development costs incurred
         during the year                   82           132            394
       Revisions in previous
         quantity estimates            (1,650)       (9,076)        (1,969)
       Accretion of discount               47         1,357          2,628
       Net change in income taxes          --          (952)         9,071
       Changes in rates of
         production and other           2,075        (2,880)        (5,354)
                                   -----------   -----------    -----------
         Balance, end of year      $    5,460    $      472     $   13,575
                                   ===========   ===========    ===========


16.  Subsequent Events:

     On January 25, 2000, the Company announced that the Wilga 2, the fifth exploratory well drilled under terms of the Apache Exploration Program, was an exploratory success after initial test results indicated a combined flow rate of 16.9 Mmcf of gas and 570 Bbls of condensate per day from three intervals in a Carboniferous Horizon at a depth between 7,732 feet and 8,550 feet. The Wilga 2 is located approximately 25 miles southeast of Warsaw and approximately 12 miles from an existing pipeline. In accordance with terms of the Apache Exploration Program, Apache will cover the
     Company's 45.0% share of drilling and completion costs pertaining to the Wilga 2. The Company will pay for its 45.0% share of costs thereafter. The Company and its partners plan an appraisal well immediately, followed by additional development drilling and facilities construction later in the year, with initial production expected to commence during early 2001. In addition, the Company will promptly begin seismic acquisition in the Wilga area to identify a target near the Wilga discovery to be drilled later this year to test the possibility of additional reserves outside the Wilga structure.