Form 10-K/A
period 1999-12-31
FX ENERGY INC
filed 2000-05-02
CIK 907649

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

                                    PART III

--------------------------------------------------------------------------------
            ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
--------------------------------------------------------------------------------

Directors and Executive Officers

         The following table sets forth the name, age, term of directorship, and principal business experience of each executive officer and director of FX Energy who has served in such position since FX Energy's last fiscal year:

  -------------------------------------------------------------------------------------------------------------------
                                       Year
                                 ------------------
                  Director Term Business Experience During Past

           Name            Age    Since    Expires                 Five Years and Other Information

  -------------------------------------------------------------------------------------------------------------------
  David N. Pierce          53    1992      2002    President,  Director and  Chairman of FX Energy  since 1992.  For over three years prior to 1992,  Vice-President  and  Director of
                                                   FX   Energy's   predecessor,    Frontier   Exploration   Company,
                                                   co-founded  with his brother,  Andrew W. Pierce in January  1989.
                                                   Executive  capacities  with  privately held oil and gas companies since 1979.  Graduate of  Princeton  University  and Stanford Law
                                                   School.
  -------------------------------------------------------------------------------------------------------------------
  Andrew W. Pierce         52    1992      2000    Vice-President  and  Director of FX Energy  since 1992.  For over three years prior to 1992,  President and Director of FX Energy's predecessor,  Frontier Exploration  Company,  co-founded with his brother,  David N. Pierce, in January 1989, which was acquired by
                                                   FX Energy in 1992.
  -------------------------------------------------------------------------------------------------------------------
  Thomas B. Lovejoy        63    1995      2001    Vice-chairman  of the Board of  Directors.  Engaged in  financial advisory and investment  banking  activities since 1961. In 1992, formed  Lovejoy  Associates,  Inc.,  Greenwich,  Connecticut,  to
                                                   provide   financial    strategic   advice   respecting    private
                                                   placements,     mergers     and     acquisitions.      1989-1992,
                                                   Managing  Director  of  natural  resource,  utility,  and  mining groups for Prudential  Securities,  Inc., New York City.  1980 to
                                                   1988,  managing  director  of the  energy and  natural  resources group of Paine  Webber,  Inc.  Since 1993,  Director of Scaltech,
                                                   Inc.,  Houston,  Texas,  a processor  of  petroleum  refinery oil waste.  B.S. from the  Massachusetts  Institute of Technology and
                                                   M.B.A. from Harvard Business School.
  -------------------------------------------------------------------------------------------------------------------
  Scott J. Duncan          51    1993      2001    Vice-President  Investor Relations,  Secretary and Director of FX
                                                   Energy.  Financial  consultant  to FX Energy  from its  inception through April 1993,  when he became FX Energy's  Treasurer  until
                                                   December  1998.  Graduate  of the  University  of Utah  School of
                                                   Business.
  -------------------------------------------------------------------------------------------------------------------
  Peter L. Raven(1)        61    1996      2002    Retired,  President  of  American  Ultramar.  From  1957  through
                                                   1985,  various positions with Ultramar,  PLC, London,  England, a fully  integrated oil and gas company,  and its U.K. and American held subsidiaries,  including Chief Financial Officer of Ultramar
                                                   PLC. From 1985 through 1988, Executive  Vice-President,  and from
                                                   1988 through 1992,  President of American  Ultramar.  Graduate of the  Downside  School in  England,  the  Institute  of  Chartered
                                                   Accountants in 1962,  and the Harvard  Business  School  Advanced
                                                   Management Program in 1987.
  -------------------------------------------------------------------------------------------------------------------
  Jay W. Decker(1)         48    1996      2000    President of Patina Oil & Gas  Corporation,  an  independent  oil company,  Denver,  Colorado,  since March 1998 and Director since
                                                   May 1996. From September 1995 through March 1998, Executive
  -------------------------------------------------------------------------------------------------------------------


  -------------------------------------------------------------------------------------------------------------------
  Jay W. Decker, continued                         Vice-President  and Director of Hugoton  Energy  Corporation,  an
                                                   independent oil company,  Denver,  Colorado.  From 1989 until its merger into  Hugoton,  President and Chief  Executive  Officer of
                                                   Consolidated Oil & Gas, Inc.,  Denver,  Colorado.  Prior to 1989,
                                                   Vice-President  of Operations for General Atlantic Energy Company
                                                   and in various  capacities for  Peppermill  Oil Company,  Wainoco
                                                   Oil  &  Gas,  and  Shell  Oil  Company.   B.S.  degree  from  the
                                                   University of Wyoming.
  -------------------------------------------------------------------------------------------------------------------
  Jerzy B. Maciolek        49    1996      2000    Vice-President  of  International  Exploration and Director of FX
                                                   Energy.   Employed   by   FX   Energy   since   September   1995.
                                                   Instrumental  in  FX  Energy's  exploration  efforts  in  Poland.
                                                   Member of the  Advisory  Board of the Polish Oil and Gas Company.
                                                   Prior to becoming a Company  employee,  a private  consultant for over five years,  including  consulting on hydrocarbon  potential
                                                   of  Poland   and   Kazakhstan,   translating   and   interpreting
                                                   geological and  geophysical  information  for several  integrated hydrocarbon  potential  reports  on  Poland  and  Kazakhstan  and developing applied integrated  geophysical  interpretations  over gold  mines  in  Nevada,  California,  and  Mexico.  Since  1992, provided consulting  services to FX Energy regarding  exploration projects  in the  western  United  States  and  Poland.  M.S.  in exploration  geophysics from the Mining and Metallurgy Academy in
                                                   Krakow, Poland.
  -------------------------------------------------------------------------------------------------------------------
  Dennis L. Tatum          38    1999      2002    Vice  President  and  Treasurer  of  FX  Energy.  Appointed  as a
                                                   Director  of FX  Energy  during  1999.  Joined FX Energy in March
                                                   1997 as Controller prior to becoming  Treasurer in December 1998.
                                                   From  1989-1997,  employed  by Zilkha  Energy,  a private oil and gas  firm  with  interests  in the Gulf of  Mexico,  where he was
                                                   instrumental  in  overseeing   joint   ventures.   From1987-1989,
                                                   employed by Global Natural  Resources,  a public oil and gas firm
                                                   with   domestic  and   international   holdings,   where  he  was
                                                   responsible   for   acquisition   accounting.   From   1983-1987,
                                                   employed by Roosth & Genecov,  a private  real estate and oil and gas firm in Tyler,  Texas.  B.B.A.  in Accounting from University of Texas at Tyler in 1983,  CPA from the  State of Texas in 1984.
                                                   Series 7 securities license 1994 - 1998.
  -------------------------------------------------------------------------------------------------------------------
  Dennis B. Goldstein(1)    54   1999      2001    Corporate  Counsel,  Assistant  Secretary  and  Manager  of  Land
                                                   Services for Homestake  Mining Company,  a publicly traded mining company,  San Francisco,  California since 1976.  Instrumental in
                                                   Homestake's  gold  exploration  activities  conducted  in  Poland
                                                   during  1998  and  1999.  Deputy  Attorney   General,   State  of
                                                   California  1973-1976.  Graduate  of  Brown  University  in 1967,
                                                   Stanford  University Law School in 1971 and the Executive Program
                                                   of the Stanford  Graduate  School of Business in 1987.  Member of
                                                   California Bar Association.
  -------------------------------------------------------------------------------------------------------------------

(1)  Member of the Compensation and Audit Committees of the Board of Directors of FX Energy.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires FX Energy's directors and executive officers, and persons who own more than 10% of a registered class of FX Energy's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of FX Energy. Officers, directors, and greater than 10% stockholders are required to furnish FX Energy with copies of all Section 16(a) forms they file.

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to FX Energy during or respecting its last fiscal year ended December 31, 1999, no person who, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of equity securities of FX Energy or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act.

--------------------------------------------------------------------------------
                         ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

Summary Compensation

         The following table sets forth, for the last three fiscal years of FX Energy, the annual and long term compensation earned by, awarded to, or paid to the person who was Chief Executive Officer of FX Energy and each of the four other highest compensated Executive Officers of FX Energy as of the end of the last fiscal year (the "Named Executive Officers").

                                                                             -------------------------------------------------
                                                                                          Long Term Compensation
                                    ---------------------------------------- -------------------------------------------------
                                              Annual Compensation                     Awards                   Payouts
------------------------- --------- ---------------------------------------- -------------------------- ----------------------
          (a)               (b)          (c)          (d)          (e)          (f)           (g)          (h)         (i)

                                                                  Other                                                All
                                                                  Annual     Restricted   Securities                  Other
                         Year                                     Compen-     Stock       Underlying      LTIP       Compen-
  Name and Principal     Ended         Salary        Bonus         sation     Award(s)   Options/SARs    Payouts     sation
       Position          Dec. 31,        ($)         ($)(1)         ($)         ($)        (no.)(5)        ($)       ($)(6)
------------------------ ---------- -------------- ----------- ------------- ----------- -------------- ----------- ----------
David N. Pierce            1999     $  197,466     $ 242,983   $      --         --           60,000        --        7,409
  President (CEO)          1998        185,600       185,760      100,000(2)     --           60,000        --           --
                           1997        153,256       185,760         --          --           55,000        --           --

Andrew W. Pierce           1999     $  146,951     $ 151,307   $      --         --           50,000        --        9,228
  Vice-President           1998        134,400       115,200      100,000(2)     --           50,000        --           --
  (COO)                    1997        114,267       115,200         --          --           45,000        --           --

Thomas B. Lovejoy          1999     $  146,951     $ 151,307   $     --(4)       --           50,000        --        5,878
  Vice-Chairman            1998           --            --           --(4)       --            --           --           --
  (CFO)                    1997           --            --           --(4)       --            --           --           --

Scott J. Duncan            1999     $  114,806     $ 118,209   $     --          --           50,000        --        7,325
  Vice President           1998        105,000        90,000         --          --           50,000        --           --
  Secretary                1997         88,750        90,000         --          --           45,000        --           --

Jerzy B. Maciolek          1999     $  146,951     $ 151,307   $ 100,000(3)      --           50,000        --        7,149
  Vice-President           1998        134,400       115,200     100,000(3)      --           50,000        --           --
  Exploration              1997        113,600       115,200         --          --           45,000        --           --
------------------------ ---------- -------------- ----------- ------------- ----------- -------------- ----------- ----------

(1) All 1999 bonuses were approved by FX Energy's Board of Directors on November 1, 1999 and accrued for as of December 31, 1999. 25% of the accrued bonus was paid on February 15, 2000. The remaining 75% will not be paid in cash until FX Energy raises a significant amount of additional capital.

(2) During 1998, David N. Pierce and Andrew W. Pierce applied a $100,000 bonus, which was awarded to them during 1997, against their exercise of stock options for 150,000 shares each. (See "Certain Relationships and Related Transactions.")

(3) During 1998 and 1999, Jerzy B. Maciolek was awarded a $100,000 bonus each year to be used against future stock option exercises or payable in cash in the event his employment with FX Energy is terminated. At the end of 1999, Mr. Maciolek had not used the $200,000 bonus.

(4)      Excludes  $60,000,  $200,000  and $120,000  paid during 1999,  1998 and
         1997, respectively, to Lovejoy and Associates, a consulting firm owned by Mr. Lovejoy, prior to Mr. Lovejoy becoming FX Energy's Chief Financial Officer during 1999.

(5)      Includes stock options only.

(6) Includes FX Energy's employer contributions under FX Energy's 401(k) plan.


Option/SAR Grants in Last Fiscal Year

         The following table sets forth information respecting all individual grants of options and stock appreciation rights ("SARs") made during the last completed fiscal year to the Named Executive Officers of FX Energy.

------------------------ --------------- --------------- --------------- -------------- -------------------------------
          (a)               (b) (1)         (c) (1)           (d)             (e)
                                           % of Total                                   Potential Realizable Value at
                           Number of      Options/SARs                                   Assumed Rates of Share Price
                           Securities      Granted to                                    Appreciation for Option Term
                          Underlying       Employees      Exercise of                                ($)
                          Options/SARs   During Fiscal     Base Price     Expiration    -------------------------------
     Name                Granted (no.)        Year         ($/share)         Date             5%             10%
------------------------ --------------- --------------- --------------- -------------- --------------- ---------------
David N. Pierce              60,000            14.0%          $5.750        11/1/06         $140,520       $327,360
Andrew W. Pierce             50,000            11.6%           5.750        11/1/06          117,100        272,800
Thomas B. Lovejoy            50,000            11.6%           5.750        11/1/06          117,100        272,800
Scott J. Duncan              50,000            11.6%           5.750        11/1/06          117,100        272,800
Jerzy B. Maciolek            50,000            11.6%           5.750        11/1/06          117,100        272,800
------------------------ --------------- --------------- --------------- -------------- --------------- ---------------

-----------------
(1)      Includes stock options only.



Aggregate  Option/SAR  Exercises  in Last  Fiscal  Year and Year End  Option/SAR
Values

         The following table sets forth information respecting the exercise of options and SARs during the last completed fiscal year by the Named Executive Officers and the fiscal year end values of unexercised options and SARs.

------------------------ ------------------ --------------- -------------------------- ---------------------------
          (a)                   (b)              (c)                   (d)                        (e)
                                                              Number of Securities        Value of Unexercised
                                                             Underlying Unexercised    In-the-Money Options/SARs
                                                             Options/SARs at FY End            at FY End
                                                                      (no.)                        ($)
                          Shares Acquired       Value             Exercisable/                Exercisable/
         Name            on Exercise (no.)   Realized ($)       Unexercisable(7)            Unexercisable(1)
------------------------ ------------------ --------------- -------------------------- ---------------------------
David N. Pierce                 --                --           706,667 / 118,333 (2)        $ 1,425,000 /  $ --
Andrew W. Pierce                --                --           661,667 / 98,333 (3)           1,306,250 /    --
Thomas B. Lovejoy               --                --           461,667 / 98,333 (4)             831,250 /    --
Scott J. Duncan                 --                --           151,667 / 98,333 (5)             118,750 /    --
Jerzy B. Maciolek               --                --           361,668 / 148,332 (6)            581,250 /    --
------------------------ ------------------ --------------- -------------------------- ---------------------------

----------------

(1) Based on the closing sales price for the Common Stock of $5.375 on December 31, 1999.
(2) Consists of options to purchase 500,000 shares of Common Stock becoming exercisable in installments of 100,000 shares per year commencing June 1, 1995, at an exercise price of $3.00 per share expiring June 9, 2004; 100,000 shares of Common Stock at an exercise price of $3.00 per share expiring October 5, 2000; 50,000 shares of Common Stock at an exercise price of $8.875 per share expiring November 4, 2001; 55,000 shares of Common Stock becoming exercisable in installments of 18,333 shares per year commencing December 1, 1998, at an exercise price of $6.625 per share, expiring November 30, 2004; 60,000 shares of Common Stock becoming exercisable in installments of 20,000 shares per year commencing November 10, 1999, at an exercise price of $8.625 per share, expiring November 10, 2005; and 60,000 shares of Common Stock becoming exercisable in installments of 20,000 shares per year commencing November 1, 2000, at an exercise price of $5.75 per share, expiring November 1, 2006.
(3) Consists of options to purchase 500,000 shares of Common Stock becoming exercisable in installments of 100,000 shares per year commencing June 1, 1995, at an exercise price of $3.00 per share expiring June 9, 2004; 50,000 shares of Common Stock at an exercise price of $3.00 per share expiring October 5, 2000; 65,000 shares of Common Stock at an exercise price of $8.875 per share expiring November 4, 2001; 45,000 shares of Common Stock becoming exercisable in installments of 15,000 shares per year commencing on December 1, 1998, at an exercise price of $6.625 per share, expiring November 30, 2004; 50,000 shares of Common Stock becoming exercisable in installments of 16,667 shares per year commencing on November 10, 1999, at an exercise price of $8.625 per share, expiring November 10, 2005; and 50,000 shares of Common Stock becoming exercisable in installments of 16,667 shares per year commencing November 1, 2000, at an exercise price of $5.75 per share, expiring November 1, 2006.
(4) Consists of options to purchase 150,000 shares of Common Stock becoming exercisable on August 3, 1995, at an exercise price of $3.00 per share expiring August 3, 2000; 100,000 shares of Common Stock becoming exercisable on August 3, 1995, at an exercise price of $3.00 per share expiring August 3, 2001; 100,000 shares of Common Stock becoming exercisable on August 3, 1995, at an exercise price of $3.00 per share expiring August 3, 2002; 65,000 shares of Common Stock at an exercise price of $8.875 per share expiring November 4, 2001; 45,000 shares of Common Stock becoming exercisable in installments of 15,000 shares per year commencing on December 1, 1998, at an exercise price of $6.625 per share, expiring November 30, 2004; 50,000 shares of Common Stock becoming exercisable in installments of 16,667 shares per year commencing on November 10, 1999, at an exercise price of $8.625 per share, expiring November 10, 2005; and 50,000 shares of Common Stock becoming exercisable in installments of 16,667 shares per year commencing November 1, 2000, at an exercise price of $5.75 per share, expiring November 1, 2006.
(5) Includes options to purchase 50,000 shares of Common Stock at an exercise price of $3.00 expiring October 5, 2000; 55,000 shares of Common Stock at an exercise price of $8.875 per share expiring November 4, 2001; 45,000 shares of Common Stock becoming exercisable in installments of 15,000 shares per year commencing December 1, 1998, at an exercise price of $6.625 per share, expiring November 30, 2004; 50,000 shares of Common Stock becoming exercisable in installments of 16,667 shares per year commencing on November 10, 1999, at an exercise price of $8.625 per share, expiring November 10, 2005; and 50,000 shares of Common Stock becoming exercisable in installments of 16,667 shares per year commencing November 1, 2000, at an exercise price of $5.75 per share, expiring November 1, 2006.
(6) Includes options to purchase 150,000 shares of Common Stock at any time through August 30, 2000, at an exercise price of $1.50; 65,000 shares of Common Stock at an exercise price of $8.875 per share through November 4, 2001; 50,000 shares of Common Stock becoming exercisable in installments of 16,667 shares per year commencing on May 12, 1998, at an exercise price of $8.25 per share, expiring May 11, 2004; 100,000 shares of Common Stock becoming exercisable in installments of 33,333 shares per year commencing on July 18, 1998, at an exercise price of $7.25 per share, expiring July 17, 2004; 45,000 shares of Common Stock becoming exercisable in installments of 15,000 shares per year commencing December 1, 1998, at an exercise price of $6.625 per share, expiring November 30, 2004; 50,000 shares of Common Stock becoming exercisable in installments of 16,667 per year commencing on November 10, 1999, at an exercise price of $8.625 per share, expiring November 10, 2005; and 50,000 shares of Common Stock becoming exercisable in installments of 16,667 shares per year commencing November 1, 2000, at an exercise price of $5.75 per share, expiring November 1, 2006.
(7)      Includes stock options only.

Directors' Compensation

         FX Energy reimburses its directors for costs incurred by them in attending meetings of the Board of Directors and its Committees. FX Energy does not pay any separate compensation to employees who serve on the Board of Directors.

         During 1999, Lovejoy and Associates,  a consulting firm owned by Thomas
B. Lovejoy, was paid $60,000 prior to Mr. Lovejoy becoming FX Energy's Chief Financial Officer; Peter L. Raven received a cash fee of $18,000 and was granted seven-year options to purchase 10,000 shares of Common Stock at $5.75 per share; Jay W. Decker received a cash fee of $18,000 and was granted seven-year options to purchase 10,000 shares of Common Stock at $5.75 per share; and Dennis B. Goldstein received a cash fee of $16,500; was granted seven-year options to purchase 16,000 shares of Common Stock, including 6,000 shares at $6.75 per share and 10,000 shares at $5.75 per share. The exercise prices of the foregoing options are equal to the market price of the Common Stock as of the date of grant.

Employment Agreements, Termination of Employment, and Change in Control

         FX Energy has entered into executive employment agreements with each of the Named Executive Officers, except for Thomas B. Lovejoy. Each employment agreement is for a three-year term and is automatically extended for an additional year on the anniversary date of such agreement. The agreements provided for annual salaries during 1999 of David N. Pierce, $197,466; Andrew W. Pierce, $146,951; Scott J. Duncan, $114,806; and Jerzy B. Maciolek, $146,951. In addition, the Named Executive Officers may receive such bonuses or incentive compensation as the Board of Directors or Compensation Committee may deem appropriate. Each agreement provides that the Board of Directors or Compensation Committee may increase the base salary under the agreements at the beginning of each year, with such increases to be at least 7.5% for David N. Pierce, Andrew
W. Pierce and Scott J. Duncan. Each Executive Officer is entitled under his respective employment agreement to certain continuation of compensation in the event the agreement is terminated upon death or disability or FX Energy terminates the agreement other than for cause.

         In addition to the foregoing terms, Mr. Maciolek's employment agreement provides for annual bonuses of $100,000, payable in cash, stock, or options, as may be determined by the Board of Directors or the Compensation Committee, based on the progress of projects on which Mr. Maciolek is primarily engaged. On each of May 12, 1999, 2000 and 2001, Mr. Maciolek is entitled to receive a bonus in the form of a $100,000 credit that may be applied against the exercise of his options to purchase Common Stock.

         Each executive employment agreement provides that, on the occurrence of a change of control event, the employee may terminate the agreement. In the event of such termination, the employee is entitled to a termination payment equal to 150% of his annual salary (100% in the case Jerzy B. Maciolek), and the value of previously granted employee benefits. Additionally, FX Energy is required to maintain certain benefits and, in the case of David N. Pierce, Andrew W. Pierce and Scott J. Duncan, repurchase outstanding options. Options held by Jerzy B. Maciolek will immediately vest on such termination. For purposes of the foregoing, a change of control shall exist on any of the following events: (i) the sale by FX Energy of all or substantially all of its assets; (ii) a transaction or series of transactions resulting in a single person or group of persons under common control owning 25% of the outstanding Common Stock; (iii) a change in the composition of the Board of Directors so that more than 50% of the directors are persons neither nominated nor elected by the Board of Directors or any authorized Committee; (iv) the decision by FX Energy to terminate its business and liquidate its assets; or (v) a merger or consolidation of FX Energy in which FX Energy's existing shareholders own less than 50% of the outstanding voting shares of the surviving entity.

Options Granted to Officers, Directors, Employees, and Consultants

         FX Energy currently has outstanding options to purchase an aggregate of 3,896,501 shares that have been granted to officers, directors, employees, and consultants of FX Energy. Of such options, 587,334 contain vesting limitations contingent on continuing association with FX Energy. These options are exercisable at prices ranging between $1.50 and $10.25 per share. Options issued to executive officers and directors contain terms providing that in the event of a change in control of FX Energy and at the election of the optionee, the unexercised options will be canceled, and FX Energy will pay to the optionee an amount equal to the number of unexercised options multiplied by the amount by which the fair market value of the Common Stock as of the date preceding the change of control event exceeds the option exercise price. The grants of options to officers and directors were not the result of arm's length negotiations.

Report of the Compensation Committee

General

         Under the supervision of the Compensation Committee, FX Energy has developed and implemented compensation policies, plans, and programs that seek to enhance FX Energy's ability to recruit and retain qualified executive and other personnel, including stock option and award programs that create long-term incentive for executive management and key employees by enabling them to acquire an equity stake in FX Energy.

         FX Energy's basic compensation practices consist of salary, bonus, and stock options. In developing and implementing compensation policies and procedures, the Compensation Committee's objectives are to provide rewards for the long-term value of individual contribution and performance to FX Energy; provide rewards that are both recurring and non-recurring and both financial and non-financial; provide for fairness and consistency; pay competitively; conduct an effective performance review process; and meet all legal requirements.

         The functions of the Compensation Committee are to:

         o Review and recommend to the Board of Directors the amount and manner of compensation of the Chief Executive Officer for final determination by the Board of Directors.

         o Consider the recommendations of the Chief Executive Officer respecting the amount and manner of compensation of the other executive officers and recommend to the Board of Directors the amount and manner of compensation for such executive officers for final determination by the Board of Directors.

         o Consult with the Chief Executive Officer respecting the amount and manner of compensation for other executive level personnel.

         o    Counsel  the  Chief  Executive   Officer  in  personnel   matters,
              management organization and long range management success or planning.

         o Support an employment environment of equal opportunity without regard to discrimination on the basis of age, race, religion, sex, or national origin.

         o Prepare for inclusion in FX Energy's proxy or information statement for its annual shareholders' meeting disclosure of the Compensation Committee's compensation policies applicable to executive officers, including the specific relationship of corporate performance to executive compensation.

         o Develop and administer FX Energy's stock option and stock award plans for executive officers and other employees.

         1999 Compensation Review for Executives and Employees other than the Chief Executive Officer

         Utilizing the criteria and objectives set forth above, in November 1999, the Compensation Committee met to review 1999 year-end raises, bonuses and option awards. Initially, the Committee reviewed the budget prepared by management for the balance of 1999 through early 2001. The Committee and management discussed in detail FX Energy's upcoming capital requirements, discretionary expenditures, and alternative sources of capital. The material prepared by management included a proposal for raises to be effective January 1, 2000, the payment of cash bonuses prior to the end of 1999 and the immediate grant of stock options.

         The Compensation Committee and Board of Directors had previously established the 1999 base salary for all officers by reference to an informal overview of similar companies, adjusted as the Compensation Committee deemed appropriate for variations in geographic location, size, emphasis on exploration as compared to the level of production and reserves, and profitability. Because of the foregoing variations, the group of similar firms reviewed by the Compensation Committee did not include all of the firms included in the peer group whose stock performance is reflected in the Performance Graph - Comparison of Five-Year Cumulative Total Returns included within this document. In reviewing the performance of FX Energy's employees, the Compensation Committee specifically reviewed the individual objective criteria that had been established at the beginning of 1999 as a measure of performance. The Compensation Committee discussed those objectives that had been met or exceeded as well as those objectives that had not been met, reviewing the extent to which the failure to meet specific objectives was reasonably within the control or responsibility of FX Energy 's management. Other management accomplishments not included in the objective criteria were also discussed.

         Based on the recommendation of management, the Compensation Committee recommended that salaries be continued at current levels until FX Energy obtains significant additional funding. Upon completion of such significant additional funding, executive officers will receive a 7.5% salary increase retroactive to January 1, 2000.

         In reviewing FX Energy's cash resources, required expenditures and discretionary expenditures, the Compensation Committee considered alternative non-cash methods of compensation for FX Energy's executives other than the Chief Executive Officer that would enable FX Energy to conserve cash for its short-term cash requirements. This included a discussion of the possible effect of significant cash expenditures for executive and non-executive bonuses. Based upon such discussions and the ongoing activities of FX Energy, the Compensation Committee determined to grant such cash bonuses equal to the 1999 base salaries for all officers. The bonuses were awarded in light of FX Energy's continued progress towards acquiring oil and gas assets in Poland, expanding FX Energy's strategic alliances and, in general, advancing FX Energy's exploration program in Poland, without ascribing any specific relative significance to individual criteria. Because possible future exploration, appraisal, development and property acquisition opportunities may require additional capital, the Compensation Committee recommended payment of 25% of such bonuses on February 15, 2000 and deferment of 75% of such bonuses until FX Energy obtains significant additional capital.

         Management proposed, and the Compensation Committee recommended to the Board of Directors, that 1999 stock option awards for executives be made at the same level as 1998. On November 1, 1999, acting on recommendation of the Compensation Committee, the Board of Directors approved grants to twenty-seven individuals, twenty-two employees, one consultant and four directors, to purchase a total of 481,000 shares at a price of $5.75 per share, the closing price of FX Energy's Common Stock on such date. Included in this number are options to purchase 310,000 shares granted to executive officers, as described above. All options granted will vest in three equal increments, commencing on the first anniversary of grant, with a seven-year exercise period.

         1999 Chief Executive Officer Compensation Review

         The Compensation Committee and Board of Directors had previously established the 1999 base salary of the Chief Executive Officer by reference to an informal overview of similar companies, adjusted as the Compensation
Committee deemed appropriate for variations in geographic location, size, emphasis on exploration as compared to the level of production and reserves, and profitability. Because of the foregoing variations, the group of similar firms reviewed by the Compensation Committee did not include all of the firms included in the peer group whose stock performance is reflected in the Performance Graph
- Comparison of Five-Year Cumulative Total Returns included within this document. The Compensation Committee recommended that the Chief Executive Officer's salary be continued at the 1999 level until FX Energy obtains significant additional funding. Upon completion of such significant additional funding, the Chief Executive Officer will receive a 7.5% salary increase retroactive to January 1, 2000.

         The annual bonus for the Chief Executive Officer was awarded on the same basis as applied to other executives. Objective criteria where expectations have been met or exceeded included continuing the development of FX Energy's relationships with the government of Poland and FX Energy's strategic partners, furthering FX Energy's exploration acreage and potential in Poland, negotiating and developing exploration schedules with strategic partners, progress on purchasing oil and gas assets in Poland, efforts to obtain additional funding, conceiving and implementing programs to achieve growth, maintaining compliance with regulatory requirements, achieving a high regard of shareholders and the broad business community in the integrity of FX Energy and its management, and minimizing factors that represent significant business risks, without any specific weight assigned to any specific factors. The Committee weighed these accomplishments against delays in completing exploration tests and in completing its contemplated acquisition of oil and gas assets from POGC. The Committee deemed each of the latter to be largely due to factors outside the Chief Executive Officer's ability to control and concluded that the Chief Executive Officer had met or exceeded the overall objective criteria that had been established.

         The Compensation Committee recommended to grant a cash bonus to the Chief Executive Officer equal to 120% of his 1999 base salary. Because possible future exploration, appraisal, development and property acquisition opportunities may require additional capital, the Compensation Committee recommended payment of 25% of such bonus on February 15, 2000 and deferment of 75% of such bonus until FX Energy obtains significant additional capital.

         The Committee intends that stock options serve as a significant component of the Chief Executive Officer's total compensation package in order to retain his efforts on behalf of FX Energy and to focus his efforts on enhancing shareholder value. On November 1, 1999, upon the recommendation of the Compensation Committee, the Board of Directors awarded the Chief Executive Officer options to purchase 60,000 shares of Common Stock at a price of $5.75 per share, the closing price of FX Energy's Common Stock on such date. The options granted will vest in three equal increments, commencing on the first anniversary of grant, with a seven-year exercise period.

         The foregoing report has been furnished by:   Dennis B. Goldstein
                                                       Jay W. Decker
                                                       Peter L. Raven

Compensation and Option Committee Interlocks and Insider Participation

         The members of the Compensation Committee are Dennis B. Goldstein,  Jay
W. Decker, and Peter L. Raven. No member of such Committee is a present or former officer of FX Energy or any subsidiary. There are no other interlocks. No member of such Committee, his family, or his affiliate was a party to any material transactions with FX Energy or any subsidiary since the beginning of the last completed fiscal year. No executive officer of FX Energy serves as an executive officer, director, or member of a Compensation Committee of any other entity, an executive officer or director of which is a member of the Compensation Committee of FX Energy.

Audit Committee Report

         The Audit Committee met twice during 1999 and once to date during 2000. During the course of each meeting the Audit Committee met with management and the independent auditors separately and collectively to discuss matters pertaining to the audited financial statements. The independent auditors also discussed with the Audit Committee certain required matters pertaining to SAS 61 and the Independent Standards Board Standard No.1 regarding the auditor's independence. The Audit Committee recommended to the Board of Directors that the audited financial statements be included in FX Energy's Annual Report on Form 10-K.

         The foregoing report has been furnished by:   Peter L. Raven
                                                       Jay W. Decker
                                                       Dennis B. Goldstein

Five Year Performance Comparison

         The graph on the following page provides an indicator of cumulative total shareholder returns for FX Energy as compared with the Total Returns Index for the Nasdaq Stock Market (US companies) and industry group. The industry peer group selected by FX Energy is comprised of US companies whose stock is traded on Nasdaq and which are included in Standard Industrial Code 131 entitled "Crude Petroleum and Natural Gas." For the five year period shown on the graph, the total number of Peer Group distinct issues is 181. The total active issues on December 31, 1998 was 57. The Peer Group comprised of firms in Standard Industrial Classification Code 131 is different than the group of firms similar to FX Energy considered in determining executive compensation. The Compensation Committee selected firms from the Standard Industrial Classification Code 131 that were similar to FX Energy in terms of geographic location, size, and emphasis on exploration as compared to the level of production and reserves, and profitability. However, FX Energy believes that it is appropriate to provide cumulative total shareholder returns data based on the broader Industrial Classification Code group involving a larger number of firms.

                                 FX Energy, Inc.
                                Performance Graph
                Comparison of Five-Year Cumulative Total Returns



                        [Performance Graph appears here]

The plot points for the above graph are detailed in the following table:

------------------------------------------------------ ---------- ---------- ---------- ---------- ---------- ----------
                                                        12/1994    12/1995    12/1996    12/1997    12/1998    12/1999
------------------------------------------------------ ---------- ---------- ---------- ---------- ---------- ----------
FX Energy                                                             60.42     279.46     196.38     305.89
------------------------------------------------------ ---------- ---------- ---------- ---------- ---------- ----------
Nasdaq Stock Market (US Companies)                         99.43     140.64     172.95     212.12     298.89
------------------------------------------------------ ---------- ---------- ---------- ---------- ---------- ----------
NASDAQ Stocks (SIC 1310 -1319 US Companies) Crude         107.06     112.51     162.63     154.99      75.19
Petroleum & Natural Gas
------------------------------------------------------ ---------- ---------- ---------- ---------- ---------- ----------

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization of the previous trading day.
C. If the monthly interval, based on the fiscal year end, is not a trading day, the preceding trading day is used.
D. The index level for each series was set to $100 on January 31, 1995, the date on which FX Energy registered its Common Stock under Section 12 of the Exchange Act. (The graph indicates the value over time of a $100 investment in FX Energy made on January 31, 1995 compared to a $100 investment in each of the other two categories made on the same date.)
E. FX Energy began trading on the Nasdaq market in June 1996; from January 1995 until June 1996 FX Energy traded on the Electronic Bulletin Board under the symbol FOEX.

--------------------------------------------------------------------------------
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

         The following table sets forth, as of the Record Date, the name, address and shareholdings of each person who owns of record, or was known by FX Energy to own beneficially, 5% or more of the Common Stock currently issued and outstanding; the name and shareholdings of each director; and the shareholdings of all executive officers and directors as a group. Unless otherwise indicated, all shares consist of Common Stock, and all such shares are owned beneficially and of record by the named person or group. Options include only vested amounts; unvested options are excluded.

--------------------------------------------------------------------------------------------
                           Directors and Principal Stockholders
--------------------------------------------------------------------------------------------
                                                                              Percentage of
  Beneficial Owner            Nature of Ownership            Amount (1)       Ownership (2)
--------------------------------------------------------------------------------------------
 David N. Pierce                 Common Stock                 206,493 (3)          1.1%
                                 Options                      706,667 (6)          3.6%
                                                         -------------
                                   Total                      913,160              4.6%

 Andrew W. Pierce                Common Stock                 208,500              1.1%
                                 Options                      661,667 (6)          3.4%
                                                         -------------
                                   Total                      870,167              4.4%

 Thomas B. Lovejoy               Common Stock                 527,367 (4)          2.8%
                                 Options                      461,667 (6)          2.4%
                                                         -------------
                                   Total                      989,034              5.1%

 Scott J. Duncan                 Common Stock                 175,500 (5)          0.9%
                                 Options                      151,667 (6)          0.8%
                                                         -------------
                                   Total                      327,167              1.7%

 Peter L. Raven                  Common Stock                  40,000              0.2%
                                 Options                       10,000 (6)          0.1%
                                                         -------------
                                   Total                       50,000              0.3%

 Jay W. Decker                   Options                       12,000 (6)          0.1%

 Jerzy B. Maciolek               Options                      361,668 (6)          1.9%

 Dennis L. Tatum                 Common Stock                   2,500              0.0%
                                 Options                       46,801 (6)          0.2%
                                                         -------------
                                   Total                       49,301              0.3%

 Dennis B. Goldstein             Common Stock                   5,400 (7)          0.0%

 All Executive Officers          Common Stock               1,165,760              6.1%
   and Directors as a            Options                    2,412,137             11.3%
                                                         -------------
   Group (9 persons)               Total                    3,577,897             16.7%
                                                         =============
--------------------------------------------------------------------------------------------

(1)      Except as otherwise noted, shares are owned beneficially and of record,
         and,  such  record  stockholder  has  sole  voting,   investment,   and
         dispositive power.

(2) Calculations of total percentages of ownership outstanding for each individual assumes the exercise of currently vested options held by that individual to which the percentage relates. Percentages calculated for totals of all executive officers and directors as a group assume the exercise of all vested options held by the indicated group.
(3) Includes 48,000 shares held by David N. Pierce as custodian for minor children. Mr. Pierce is deemed to hold or share voting and dispositive power over all of such shares. Excludes 19,000 shares held by Mr.
         Pierce's wife, Mary Phillips, and 23,000 held by Mary Phillips as custodian for an adult child, of which Mr. Pierce disclaims beneficial ownership. Mr. Pierce's address is in care of FX Energy.
(4) Includes 41,000 shares held in trust for the benefit of Thomas B. Lovejoy's children, 49,500 shares held in Mr. Lovejoy's IRA account, 10,000 shares held by Mr. Lovejoy's spouse's IRA account, and 210,000 shares held by Lovejoy Associates, Inc., (of which Mr. Lovejoy is sole owner). Mr. Lovejoy is deemed to hold dispositive power over all of such shares. Mr. Lovejoy's address is 48 Burying Hill Road, Greenwich CT 06831.
(5) Includes 123,000 shares held by Scott J. Duncan jointly with his wife, Cathy H. Duncan; 7,000 shares held solely by Cathy H. Duncan; and 48,000 shares held by Cathy Duncan as custodian for minor children. Mr. Duncan is deemed to hold or share voting and dispositive power over all of such shares.
(6) These vested options give the holders the right to acquire shares of Common Stock at prices ranging from $1.50 to $10.25 per share with various expiration dates ranging from August 2000 to December 2006.
(7) Includes 400 shares held by Dennis B. Goldstein as custodian for a minor child. Mr. Goldstein is deemed to hold or share voting and dispositive power over all of such shares.

--------------------------------------------------------------------------------
             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm's length negotiations.

Consulting Agreement

         During January through April 1999, FX Energy engaged Lovejoy and Associates, a consulting company owned by Tom Lovejoy, a director of FX Energy, to advise FX Energy respecting future financing alternatives, possible sources of debt and equity financing, with particular emphasis on funding for FX Energy's Polish activities and FX Energy's relationship with the investment community at a fee of $17,000 per month. During 1999, the consulting agreement was terminated when Mr. Lovejoy became FX Energy's Chief Financial Officer.

         Officer Option Exercises and Loans

         On February 17, 1998, two of FX Energy's officers exercised options to purchase 300,000 shares of FX Energy's Common Stock at $1.50 per share that were scheduled to expire on May 6, 1998. The officers paid the cost of exercising the options by utilizing a bonus credit of $100,000 each issued to them during 1997 and signing a full recourse note payable to FX Energy for $125,000 each bearing interest at 7.7%. On April 10, 1998, in consideration of the agreement of the two officers to refrain from selling FX Energy's Common Stock in market transactions, FX Energy agreed to advance the officers, on a non-recourse basis, additional funds to cover their tax liabilities and other considerations. As of December 31, 1999, the notes receivable and accrued interest totaled $2,036,385. FX Energy had no commitment to advance additional funds to the officers.

         In consideration for extending the term from December 31, 1999 through December 31, 2000, the officers agreed that if the average closing price of the Common Stock for five consecutive trading days results in a value of the collateral equal to or above the total principal and accrued interest balances, the officers will repay the loans within 45 days thereafter either in cash or by tendering to FX Energy such number of shares which at the average closing price for the previous five consecutive trading days equals the principal and interest then accrued.

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

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FX ENERGY, INC.


Dated: May 2, 2000                           By  /s/ Scott J. Duncan
                                               ---------------------
                                               Scott J. Duncan, Vice-President