Form 10-Q
period 2000-03-31
FX ENERGY INC
filed 2000-05-15
CIK 907649

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


The number of shares of $.001 par value common stock outstanding as of May 12, 2000 was 14,849,003.

                        FX ENERGY, INC., AND SUBSIDIARIES
                                    FORM 10-Q

                                TABLE OF CONTENTS

     Item                    Description                                Page
    -------    ----------------------------------------------------   ---------

                      Part I. Financial Information

      1.       Consolidated Balance Sheets...............................  3
      1.       Consolidated Statements of Operations.....................  5
      1.       Consolidated Statements of Cash Flows.....................  6
      1.       Notes to Consolidated Financial Statements................  7
      2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................  9

                       Part II. Other Information

      6.       Exhibits and Reports on Form 8-K.......................... 17
      --       Signatures................................................ 18

                                     PART I.
                          ITEM 1. FINANCIAL STATEMENTS
                        FX ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                       March                  December
                                                                                      31, 2000                31, 1999
                                                                                  ---------------          ---------------
ASSETS

Current assets:
  Cash and cash equivalents..............................................         $   3,254,304            $   1,619,237
  Investment in marketable debt securities...............................             2,091,908                5,249,003
  Accounts receivable:
    Accrued oil sales....................................................               293,499                  243,183
    Interest receivable..................................................                29,788                  171,242
    Joint interest owners and others.....................................                62,152                   86,723
  Advances to oil and gas ventures.......................................                13,192                       --
  Inventory..............................................................                70,844                   66,361
  Other current assets...................................................               106,894                  126,006
                                                                                  ---------------          ---------------
      Total current assets...............................................             5,922,581                7,561,755
                                                                                  ---------------          ---------------

Property and equipment, at cost:
  Oil and gas properties (successful efforts method):
    Proved...............................................................             2,175,442                1,687,089
    Unproved.............................................................             1,398,546                1,382,880
  Other property and equipment...........................................             2,793,510                2,652,102
                                                                                  ---------------          ---------------
      Gross property and equipment.......................................             6,367,498                5,722,071
  Less accumulated depreciation, depletion and amortization..............            (3,216,824)              (3,173,493)
                                                                                  ---------------          ---------------
      Net property and equipment.........................................             3,150,674                2,548,578
                                                                                  ---------------          ---------------

Other assets:
  Certificates of deposit................................................               356,500                  356,500
  Other..................................................................                 2,789                    2,789
                                                                                  ---------------          ---------------
      Total other assets.................................................               359,289                  359,289
                                                                                  ---------------          ---------------
Total assets.............................................................         $   9,432,544            $  10,469,622
                                                                                  =============            =============

                                 -- Continued --

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 -- Continued --

                                                                                      March                    December
                                                                                     31, 2000                  31, 1999
                                                                                  ---------------          ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................................................         $     712,379            $     623,911
  Accrued liabilities....................................................             1,118,675                1,478,862
                                                                                  ---------------          ---------------
      Total current liabilities..........................................             1,831,054                2,102,773
                                                                                  ---------------          ---------------
      Total liabilities..................................................             1,831,054                2,102,773
                                                                                  ---------------          ---------------

Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares
    authorized, 14,849,003 issued and outstanding as of
    March 31, 2000 and December 31, 1999.................................                14,849                   14,849
  Notes receivable from officers.........................................            (1,400,040)              (1,370,873)
  Additional paid-in capital.............................................            38,480,556               38,480,556
  Accumulated deficit....................................................           (29,493,875)             (28,757,683)
                                                                                  ---------------          ---------------
    Total stockholders' equity...........................................             7,601,490                8,366,849
                                                                                  ---------------          ---------------

Total liabilities and stockholders' equity...............................         $   9,432,544            $  10,469,622
                                                                                  ===============          ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       For the three months ended
                                                                                March 31,
                                                                 ----------------------------------------
                                                                       2000                   1999
                                                                 -----------------      -----------------
Revenues:
  Oil sales............................................          $       596,630        $       233,708
  Drilling revenue.....................................                   73,738                 87,543
                                                                 -----------------      -----------------
      Total revenues...................................                  670,368                321,251
                                                                 -----------------      -----------------

Operating costs and expenses:
  Lease operating expenses.............................                  284,992                236,069
  Production taxes.....................................                    6,946                 14,368
  Geological and geophysical costs.....................                  484,409                179,832
  Drilling costs.......................................                   75,265                 52,874
  Depreciation, depletion and amortization.............                   87,068                126,429
  General and administrative...........................                  596,967                536,389
                                                                 -----------------      -----------------
      Total operating costs and expenses...............                1,535,647              1,145,961
                                                                 -----------------      -----------------
Operating loss.........................................                 (865,279)              (824,710)
                                                                 -----------------      -----------------
Other income (expense):
  Interest and other income............................                  134,254                102,191
  Interest expense.....................................                     (308)                    --
  Impairment of notes receivable from officers.........                   (4,859)                    --
                                                                 -----------------      -----------------
      Total other income...............................                  129,087                102,191
                                                                 -----------------      -----------------
Net loss...............................................          $      (736,192)       $      (722,519)
                                                                 =================      =================
Basic and diluted net loss per common share............          $          (.05)       $          (.06)
                                                                 =================      =================
Basic and diluted weighted average number
  of shares outstanding................................               14,849,003             13,054,503
                                                                 =================      =================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     For three months ended
                                                                                             March 31,
                                                                              ---------------------------------------
                                                                                    2000                  1999
                                                                              -----------------     -----------------
Cash flows from operating activities:
  Net loss...........................................................         $      (736,192)      $      (722,519)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation, depletion and amortization.......................                  87,068               126,429
      Impairment of notes receivable from officers...................                   4,859                    --
      Interest income on officer loans...............................                 (34,026)              (28,340)
  Increase (decrease) from changes in working capital items:
    Accounts receivable..............................................                 115,709                10,700
    Advances to oil and gas ventures.................................                 (13,192)                   --
    Inventory........................................................                  (4,483)                1,621
    Other current assets.............................................                  19,112                (4,214)
    Accounts payable and accrued liabilities.........................                (447,223)             (103,484)
                                                                              -----------------     -----------------
      Net cash used in operating activities..........................              (1,008,368)             (719,807)
                                                                              -----------------     -----------------
Cash flows from investing activities:
  Additions to oil and gas properties................................                (382,475)              (65,036)
  Additions to other property and equipment..........................                (131,185)              (12,382)
  Additions to other assets..........................................                      --                (2,789)
  Proceeds from sale of property interests...........................                      --                 3,000
  Purchase of marketable debt securities.............................              (1,384,905)           (1,041,915))
  Proceeds from maturing marketable debt securities..................               4,542,000             1,065,000
                                                                              -----------------     -----------------
    Net cash provided by (used in) investing activities..............               2,643,435               (54,122)
                                                                              -----------------     -----------------
Cash flows from financing activities:
  Advances to officers...............................................                      --               (97,810)
                                                                              -----------------     -----------------
    Net cash used in financing activities............................                      --               (97,810)
                                                                              -----------------     -----------------
Increase (decrease) in cash and cash equivalents.....................               1,635,067              (871,739)
Cash and cash equivalents at beginning of period.....................               1,619,237             1,811,780
                                                                              -----------------     -----------------
Cash and cash equivalents at end of period...........................         $     3,254,304       $       940,041
                                                                              =================     =================

Supplemental non-cash activity disclosure:

Non-cash investing activities

         Additions to oil and gas properties included $121,544 and $269,047 of additions financed with accounts payable and accrued liabilities for the periods ended March 31, 2000 and 1999, respectively. Additions to other property and equipment included $53,960 of additions financed with accounts payable for the period ended March 31, 2000.

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:           Basis of Presentation

         The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and Subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy's annual report on Form 10-K as amended for the year ended December 31, 1999, including the financial statements and notes thereto.

         The consolidated financial statements include the accounts of FX Energy and its wholly-owned subsidiaries and FX Energy's undivided interests in Poland. All significant inter-company accounts and transactions have been eliminated in consolidation. At March 31, 2000, FX Energy owned 100% of the voting stock of all of its subsidiaries.

         Certain   balances  in  the  1999   financial   statements   have  been
reclassified to conform to the current quarter presentation. These changes had no effect on total assets, total liabilities, stockholders' equity or net loss.

Note 2:           Income Taxes

         FX Energy recognized no income tax benefit from the losses generated in the first quarter of 2000 and the first quarter of 1999.

Note 3:           Officer Loans

         As of March 31, 2000, notes receivable and accrued interest from officers, before an impairment allowance, totaled $2,070,411, with a due date of on or before December 31, 2000. The notes receivable and accrued interest are collateralized by 233,340 shares of FX Energy's common stock. In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," FX Energy has recorded a cumulative impairment allowance of $670,371 as of March 31, 2000, including $4,859 for the quarter ended March 31, 2000 and $665,512 for the year ended December 31, 1999, based on the value of the underlying collateral.

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

         The impairment allowance will continue to be adjusted quarterly based on the market value of the collateral shares.

Note 4:  Business Segment Information

         FX Energy operates within two segments of the oil and gas industry: the exploration and production segment ("E&P") and the contract drilling and well servicing segment ("contract services").

         Reportable business segment information as of March 31, 2000 and for the three months ended March 31, 2000 follows:

                                                                   Non-
                                               Contract         Segmented
                                 E&P           Services         Items (1)         Total
                            --------------   --------------   ------------------------------
Revenues..................  $    596,630     $     73,738     $       --       $   670,368
Net loss..................      (195,659)         (52,713)      (487,820)         (736,192)
Identifiable net property
  and equipment (2).......     2,365,128          630,418        155,128         3,150,674

--------------------
(1) Net loss reconciling items include $596,967 of general and administrative expenses, $19,940 of corporate DD&A and $129,087 of other income and expense. Identifiable net property and equipment includes $155,128 of corporate office equipment, hardware and software.

(2) Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets and current liabilities are not allocated to business segments for management reporting or business segment disclosure purposes.

         Reportable business segment information as of March 31, 1999 and for the three months ended March 31, 1999 follows:

                                                                   Non-
                                               Contract         Segmented
                                 E&P           Services         Items (1)         Total
                            --------------   --------------   ------------------------------
Revenues..................  $    233,708     $     87,543     $       --       $   321,251
Net loss..................      (211,004)         (46,266)      (465,249)         (722,519)
Identifiable net property
  and equipment (2).......     1,957,953          655,963        222,374         2,836,290
--------------------

(1) Net loss reconciling items include $536,389 of general and administrative expenses, $31,051 of corporate DD&A and $102,191 of other income and expense. Identifiable net property and equipment includes $222,374 of corporate office equipment, hardware and software.
(2) Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets and current liabilities are not allocated to business segments for management reporting or business segment disclosure purposes.

Note 5:           Subsequent Events

         Fences Project Area

         On April 11, 2000, FX Energy signed an agreement with the Polish Oil and Gas Company ("POGC") under which FX Energy will earn a 49% working interest in approximately 300,000 gross acres in west central Poland (the "Fences" project area) by spending $16 million for agreed exploration drilling, seismic acquisition and related activities.

                                     PART I.

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

         o   Uncertainties regarding drilling potential and expected results;

         o The inability to estimate precisely the hydrocarbon potential of any exploration prospect or the related risks;

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

         o   Uncertainties   regarding   estimates  of   hydrocarbon   reserves,
             production rates, accumulations and recoveries;

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

Introduction

         We are an independent energy company engaged in the exploration, development and production of oil and gas from properties located primarily in the Republic of Poland. However, to date, all of our revenue from oil and gas production has been from our United States producing properties. In the western United States, we produce oil from fields in Montana and Nevada and have a drilling and well servicing company in northern Montana and oil and gas exploration prospects in several western states.

         We conduct substantially all of our exploration and development activities jointly with others and, accordingly, recorded amounts for our activities in Poland reflect only our proportionate interest in these activities.

         Our results of operations may vary significantly from period to period based on the factors discussed above and on other factors such as our exploratory and development drilling success. Therefore, the results of any one period may not be indicative of future results.

         We follow the successful efforts method of accounting for our oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, these costs plus the costs of drilling the well are expensed. The costs of development wells are capitalized, whether productive or nonproductive. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are considered not to be realizable. An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the related fair value, determined on a property-by-property basis. As a result of the foregoing, our results of operations for any particular period may not be indicative of the results that could be expected over longer periods.

         We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations or financial position. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

Results of Operations by Business Segment

         We operate within two segments of the oil and gas industry: exploration and production and contract servicing. Depreciation, depletion and amortization costs directly associated with the exploration and production and contract servicing segments are detailed within the following discussion. General and administrative costs, interest income, other income, interest expense and officer loan impairments are not allocated to individual operating segments for management or segment reporting purposes and are discussed in their entirety following the segment discussion.

         Three months ended March 31, 2000 compared to the same period of 1999

         Exploration and Production Segment

         Oil Revenues. Oil revenues were $597,000 during the first quarter of 2000, an increase of $363,000 as compared to $234,000 during the same period of 1999. During the first quarter of 2000, our oil revenues were positively affected by higher oil prices and negatively affected by lower production rates attributable to the natural production declines of our producing properties. During the first quarter of 1999, our oil revenues were adversely affected by depressed oil prices and lower production rates attributable to the natural production declines of our producing properties. A summary of the percentage change in oil revenues, average oil price and oil production for first quarter of 2000 and 1999 as compared to their respective prior year's period are set forth on the following table:

                                                     Quarter ended March 31,
                                                  -----------------------------
                                                      2000            1999
                                                  ------------     ------------
Oil revenues..................................    $   597,000      $   234,000
  Percent change versus prior year's quarter            +155%             -30%

Average oil price.............................    $     24.94      $      8.80
  Percent change versus prior year's quarter            +184%             -22%

Production volumes (bbls).....................         23,924           26,572
  Percent change versus prior year's quarter             -10%             -10%

         Lease Operating Costs. Our lease operating costs are composed of normal recurring lease operating expenses and production taxes. Lease operating costs were $292,000 during the first quarter of 2000, an increase of $42,000 as compared to $250,000 during the same period of 1999.

         Lease operating expense was $285,000 during the first quarter of 2000, an increase of $49,000 as compared to $236,000 during the same period of 1999. During the first quarter of 2000, we increased our lease operating expense to cover various repair and maintenance items that were previously deferred due to low oil prices. As a result, lifting costs were $11.91 per barrel during the first quarter of 2000, an increase of $3.03 as compared to $8.88 during the first quarter of 1999. During the first quarter of 1999, we reduced our lease operating expense by re-designing the pattern of injecting fluids into the Cut Bank Sand Unit, our principal producing property, and deferred major repairs and maintenance items due to depressed oil prices.

         Production taxes were $7,000 during the first quarter of 2000, a decrease of $7,000 as compared to $14,000 during the same period of 1999. Production taxes averaged approximately 1.2% and 6.1% of oil revenues during the first quarter of 2000 and 1999, respectively. During late 1999, the state of Montana substantially reduced the production tax rate for stripper wells, which in turn resulted in substantially less production taxes for the first quarter of 2000 as compared to the same period of 1999.

         Depreciation, Depletion and Amortization Expense - Exploration and Production. Depreciation, depletion and amortization expense for producing properties was $16,000 for the first quarter of 2000, an increase of $2,000 as compared to $14,000 during the same period of 1999. The depreciation, depletion and amortization expense rate per barrel for the first quarter of 2000 was $0.67, an increase of $0.14 as compared to $0.53 during the same period of 1999. We utilize the units-of-production method to calculate our depreciation, depletion and amortization expense for producing properties. As such, the depreciation, depletion and amortization expense rate may vary year to year based on net capitalized costs and the volumes of reserves reported in the current year's reserve report as compared to the prior year. The reserve report as of

December 31, 1999 reflected proved reserves of 1.1 million barrels of oil, 0.4 million barrels less than the 1.5 million barrels of oil reported as of December 31, 1998.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs, exploratory dry holes and non-producing leasehold impairments. Exploration costs were $484,000 during the first quarter of 2000, an increase of $304,000 as compared to $180,000 during the same period of 1999.

         Geological and geophysical costs were $484,000 during the first quarter of 2000, an increase of $304,000 as compared to $180,000 during the same period of 1999. During the first quarter of 2000, we spent $162,000 reprocessing seismic data on the Pomeranian area, $108,000 reprocessing seismic data on the Warsaw West area, $74,000 for travel and related expenses and $140,000 on other geological and geophysical activities. During the first quarter of 1999, geological and geophysical costs were comprised primarily of $75,000 for the Polish Lowlands Study, $65,000 for travel and related expenses and $40,000 for other geological and geophysical activities. Geological and geophysical costs will continue to fluctuate from period to period, based on our level of exploratory activity in Poland and the respective cost participation percentage of our industry partners.

         We had no exploratory dry hole costs during the first quarter of 2000 and 1999. During late 1998, we participated in drilling two exploratory wells, the Czernic 277-2 and the Poniatowa 317-1, on the Lublin Basin area in Poland, both of which were subsequently determined to be exploratory dry holes during February 1999. The Czernic 277-2 and the Poniatowa 317-1 were each counted as exploratory wells under the Apache Exploration Program. As such, Apache Corporation ("Apache") covered all of our pro-rata share of costs for each well.

         There were no non-producing leasehold impairments during the first quarter of 2000 and 1999. As of March 31, 2000, we had capitalized unproved property costs of $1.399 million, including $692,000 domestically and $707,000 in Poland. In accordance with generally accepted accounting principles, an impairment charge will be recognized, determined on a property-by-property basis, in the event we determine any capitalized unproved property costs are not recoverable following unsuccessful exploratory drilling or other factors. Non-producing leasehold impairments will continue to vary from period to period based on our determination that capitalized costs of unproved properties, on a property-by-property basis, are not realizable.

         Contract Servicing Segment

         Contract Servicing Revenues. We had contract servicing revenues of $74,000 during the first quarter of 2000, a decrease of $14,000 as compared to $88,000 for the first quarter of 1999. During the first quarter of 2000 and 1999, our drilling rig was idle, and all revenues were generated by our well servicing equipment. Contract servicing revenue will continue to fluctuate from period to period based on whether our drilling rig is active, the degree of emphasis on utilizing equipment on our own properties, the number of wells drilled, the amount of retained working interest, if any, and other factors.

         Contract Servicing Costs. Contract servicing costs were $75,000 during the first quarter of 2000, an increase of $22,000 as compared to $53,000 for the same period of 1999. During the first quarter of 2000, our well and servicing equipment generated a gross profit of 25% on direct costs of $55,000 and incurred downtime maintenance costs of $20,000 associated with our drilling rig. During the first quarter of 1999, our well and servicing equipment generated a gross profit of 39% on direct costs of $53,000, and the drilling rig was idle. Contract servicing costs will continue to fluctuate from period to period based on whether our drilling rig is active, the degree of emphasis on utilizing equipment on our own properties, the number of wells drilled, the amount of retained working interest, if any, and other factors.

         Depreciation, Depletion and Amortization Expense - Contract Servicing. Depreciation, depletion and amortization expense for contract servicing was $51,000 during the first quarter of 2000, a decrease of $30,000 as compared to $81,000 during the same period of 1999. Depreciation, depletion and amortization expense for contract servicing was lower during the first quarter of 2000 as compared to the same quarter of 1999 due to capital items being depreciated in the first quarter of 1999 subsequently becoming fully depreciated prior to the first quarter of 2000.

         Non-segmented Information

         Depreciation, Depletion and Amortization Expense - Corporate. Depreciation, depletion and amortization expense for corporate activities was $20,000 during the first quarter of 2000, a decrease of $11,000 as compared to $31,000 during the same period of 1999. Depreciation, depletion and amortization expense for corporate activities was lower during the first quarter of 2000 as compared to the same quarter of 1999 due to capital items being depreciated in the first quarter of 1999 subsequently becoming fully depreciated prior to the first quarter of 2000.

         General and Administrative Costs. General and administrative costs were $597,000 during the first quarter of 2000, an increase of $61,000 as compared to $536,000 for the same period of 1999. During the first quarter of 2000, we incurred substantially more travel and other associated costs as compared to the same period of 1999. General and administrative costs are expected to be higher in future periods as we begin to pay for part of our pro-rata share of Apache's general and administrative costs in Poland beginning in July 2000.

         Interest and Other Income. Interest and other income was $134,000 during the first quarter of 2000, an increase of $32,000 as compared to $102,000 during the same period of 1999. Our cash and marketable debt securities balance was $5.346 million as of March 31, 2000, $1.499 million more than the balance of $3.847 million as of March 31, 1999. As a result of higher average cash and marketable debt securities balances during the first quarter of 2000 as compared to the same period of 1999, we earned $126,000 of interest income during the first quarter of 2000, an increase of $34,000 as compared to $92,000 for the same period of 1999.

         Officer Loan Impairment. Officer loan impairment was $5,000 for the quarter ended March 31, 2000, as compared to no officer loan impairment for the same period of 1999. In accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," we recorded an additional impairment allowance of $5,000 for the quarter ended March 31, 2000. The notes receivable from officers totaled $1.4 million as of March 31, 2000, including principal and interest of $2.070 million reduced by an impairment allowance of $670,000. The notes receivable from officers are collateralized by 233,340 shares of our common stock. The impairment allowance will continue to be adjusted quarterly based on the market value of the collateral shares.

Liquidity and Capital Resources

         Historically, we have relied primarily on proceeds from the sale of equity securities to fund our operating and investing activities. During 1999, 1998 and 1997, we received net proceeds from the sale of securities of $7.067 million, $166,000 and $253,000, respectively. We also benefit from funds provided by industry partners. We intend to obtain funds for our planned activities from the sale of additional securities, project financing, sale of partial property interests, strategic alliances with other energy or financial partners or other arrangements, all of which may dilute the interest of our existing stockholders or our interest in the specific project financed. There can be no assurance we will be able to obtain funds that will enable us to carry out our planned activities.

         Working Capital

         Our working capital was $4.092 million as of March 31, 2000, a decrease of $1.367 million as compared to $5.459 million at December 31, 1999. The decrease was due principally to a net loss before depreciation, depletion and amortization costs of $649,000 and net additions to property and equipment of $645,000 during the first quarter of 2000.

         Operating Activities

         Net cash used in operating activities was $1.008 million during the first quarter of 2000, an increase of $288,000 as compared to $720,000 for the same period of 1999. We used net cash in operating activities before changes in working capital items of $678,000 and $624,000 during the first quarter of 2000 and 1999, respectively. Cash used to fund changes in working capital items was $330,000 and $96,000 during the first quarter of 2000 and 1999, respectively.

         Investing Activities

         Our investing activities provided net cash of $2.643 million during the first quarter of 2000, as compared to using net cash of $54,000 during the same period of 1999. During the first quarter of 2000, we spent $322,000 on drilling the Wilga 3 development well in Poland, spent $44,000 to upgrade our domestic properties, spent $16,000 on annual concession fees for the Baltic project area in Poland, spent $16,000 on office equipment, spent a net amount of $116,000 to upgrade our drilling and well servicing equipment and realized a net amount of $3.157 million from investing in marketable debt securities. During the first quarter of 1999, we spent $31,000 on upgrading our producing properties, spent $33,000 on annual concession fees relating to the Baltic Project area, received $3,000 from the sale of a partial property interest in the Williston Basin of North Dakota, spent $8,000 to upgrade our drilling well servicing equipment, spent $5,000 to upgrade our corporate office equipment, spent $3,000 on other assets and realized a net amount of $23,000 from investing in marketable debt securities.

         Financing Activities

         No cash was used in financing activities during the first quarter of 2000, as compared to $98,000 used in the same period of 1999. During the first quarter of 1999, we advanced two of our officers a total of $98,000. As of April 8, 1999, we had no further commitment to advance additional funds to the officers.

         In the past our strategic partners have provided a substantial amount of the capital required under our exploratory agreements with them and we expect they may continue to do so in the future. For instance, in 1997, Apache committed to cover our fifty-percent share of an exploration program in Poland estimated to cost $60 million gross ($30 million net). Apache has covered approximately $40 million of those costs through the end of 1999 and is now committed to covering our share of costs to drill four additional wells, shoot 350 kilometers of 2-D seismic and a portion of our share of Apache's overhead in Poland during 2000. Other industry partners have previously covered approximately $2.9 million of our share of costs in other projects during the last five years.

Capital Requirements

         We had $5.3 million of cash and marketable securities with no long-term debt as of March 31, 2000. As a result of our recent Wilga exploration success and our new Fences project, we now need additional capital to fund our share of ongoing planned, exploration, appraisal, development, production and property acquisition activities in Poland during the remainder of 2000 and 2001. We intend to obtain funds for these purposes from the sale of additional securities, project financing, sale of partial property interests, strategic alliances with other energy or financial partners or other arrangements, all of which may dilute the interest of our existing stockholders or our interest in the specific project financed. There can be no assurance we will be able to obtain funds that will enable us to carry out our planned activities as discussed below:

         Fences Project Area. We have agreed to spend $16 million of exploration costs in the Fences project area to earn a 49% interest. We expect the $16 million will cover the costs to drill the Kleka 11, well now underway and approximately five additional exploratory wells and to acquire approximately 200 square kilometers of 3-D seismic to supplement the 3-D seismic already acquired by POGC. After the first $16 million, all costs and net revenues will be shared 49% by us and 51% by POGC. The first well, the Kleka 11, which was started by POGC, is expected to reach target depth in May 2000. We and POGC are currently discussing the schedule for operations to be conducted during the balance of 2000 and 2001.

         Wilga Project Area. We are currently drilling the Wilga 3, a development well next to the Wilga 2. One additional well is scheduled and two additional wells are anticipated to be drilled in the Wilga area during 2000. Additional wells may be drilled thereafter. We estimate each well in the Wilga area will cost an average of approximately $3.0 million gross ($1.4 million net). We anticipate completing production facilities and pipelines during the fourth quarter of 2000 at a cost of approximately $11.0 million gross ($5.0 million net). Initial production from the Wilga area is anticipated to commence during the first half of 2001.

         Based on our exploration success in the Wilga project area and our planned completion of production facilities, we anticipate receiving production revenue from the Wilga field in early 2001. We expect these revenues will supplement our capital from other sources for further development of the Wilga field.

         We have initiated discussions with a commercial lender for a possible project loan secured by proved reserves that may be developed through the Wilga drilling effort. We expect the amount that may be available from this commercial lender would equal about half of the discounted net present value of proved reserves that we may be able to establish. There can be no assurance we can establish such a credit facility. In any event, borrowed funds are not likely to be available until significant proved reserves are established through additional drilling.

         Apache Exploration Program. During the remainder of 2000, we expect to have almost all of our share of exploration activities relating to the Apache Exploration Program paid for by Apache. We and Apache have scheduled one well in each of the Warsaw West, Pomeranian and Carpathian project areas plus an additional 350 square kilometers of 2-D seismic in the Carpathian area. The three exploratory wells are scheduled to be drilled prior to the end of 2000. Apache is obligated to cover our pro-rata share of costs for an additional exploratory well, which is expected to be drilled during 2001 in an area to be selected.

         During the first quarter of 2000, in an effort to conserve our capital, we signed an agreement with Apache, whereby Apache would cover our share of costs to shoot 300 kilometers of 2-D seismic data in the Pomeranian area and 422 kilometers of 2-D seismic data in the Warsaw West area in exchange for their commitment to cover our share of costs in one exploratory well. Under terms of the Apache Exploration Program, Apache has covered our share of costs to drill five exploratory wells to date and is now committed to covering our share of costs to drill four additional exploratory wells in Poland.

         Property Acquisition. We will need additional capital if we are able to reach an agreement with POGC to purchase appraisal, development or exploration projects on existing POGC discoveries, shut-in fields and under-developed properties in Poland. Capital may be required to pay costs of acquisition, the installation of production infrastructure and the implementation of a long-term exploitation program. We may undertake such projects alone or under our arrangement with Apache. We intend to seek additional capital that may be required for such purposes through a variety of means, including the issuance of debt and equity securities, project financing, bank financing or other financing alternatives. There can be no assurance we will be able to obtain funds that will enable us to participate in any such acquisitions.

         Other. We expect to incur minimal exploration expenditures on our Baltic Project area in Poland during the remainder of 2000 and 2001. Similarly, we expect to incur minimal appraisal and development expenditures on our domestic operations during the remainder of 2000 and 2001.

         We may change the allocation of capital among the categories of anticipated expenditures, depending upon future events that we cannot predict. For example, we may change the allocation of our expenditures based on the actual results and costs of future exploration, appraisal, development, production, property acquisition and other activities. In addition, we may have to change our anticipated expenditures if costs of placing the Wilga field into production are higher, if the field is smaller than expected or if the commencement of production takes longer than expected.

                                    PART II.
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are included as part of this report:

                    SEC
  Exhibit        Reference
   Number         Number                      Title of Document
-------------  --------------  -------------------------------------------------
  Item 10                      Material Contracts
-------------  --------------  -------------------------------------------------
10.1                10         Agreement  effective January 1, 2000,  between FX
                               Energy. Inc, and Apache Overseas, Inc.

 Item 27                       Financial Data Schedule
-------------  --------------  -------------------------------------------------
   27.01            27         Financial Data Schedule

 (b)     Reports on form 8-K

           During the quarter ended March 31, 2000, FX Energy filed the following reports on Form 8-K:

       Date of Event Reported                    Item(s) Reported
-------------------------------------   -----------------------------------
          January 25, 2000                     Item 5. Other Events
           March 6, 2000                       Item 5. Other Events
           March 30, 2000                      Item 5. Other Events

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FX ENERGY, INC.
                                          ---------------
                                           (Registrant)



Date:  May 15, 2000                       By  /s/ David N. Pierce
                                              -------------------
                                              President, Director,
                                              Chief Executive Officer


Date:  May 15, 2000                       By  /s/ Dennis L. Tatum
                                              -------------------
                                              Vice-President, Treasurer and
                                              Chief Accounting Officer