Form 10-Q
period 2000-06-30
FX ENERGY INC
filed 2000-07-27
CIK 907649

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

The number of shares of $0.001 par value common stock outstanding as of July 27, 2000, was 17,838,575.

                        FX ENERGY, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                TABLE OF CONTENTS

Item                              Description                             Page
----  ----------------------------------------------------------------    ----

                          Part I. Financial Information

 1.   Consolidated Balance Sheets.................................           3
 1.   Consolidated Statements of Operations.......................           5
 1.   Consolidated Statements of Cash Flows......................            6
 1.   Notes to Consolidated Financial Statements..................           7
 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................          10

                           Part II. Other Information

 2.   Changes in Securities and Use of Proceeds...................          21
 4.   Submission of Matters to a Vote of Security Holders.........          21
 6.   Exhibits and Reports on Form 8-K............................          22
 --   Signatures..................................................          23

                                     PART I.
                          ITEM 1. FINANCIAL STATEMENTS

                        FX ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                          June              December
                                                                        30, 2000            31, 1999
                                                                   -----------------  ------------------
ASSETS

Current assets:
  Cash and cash equivalents.....................................   $       9,974,261  $        1,619,237
  Investment in marketable debt securities......................           3,222,843           5,249,003
  Accounts receivable:
    Accrued oil sales...........................................             296,186             243,183
    Interest receivable.........................................              86,909              86,723
    Joint interest owners and others............................             272,312             171,242
  Advances to oil and gas ventures..............................             587,534                  --
  Inventory.....................................................              54,160              66,361
  Other current assets..........................................              33,129             126,006
                                                                   -----------------  ------------------
        Total current assets....................................          14,527,334           7,561,755
                                                                   -----------------  ------------------

Property and equipment, at cost:
  Oil and gas properties (successful efforts method):
    Proved......................................................           4,106,099           1,687,089
    Unproved....................................................             955,307           1,382,880
  Other property and equipment..................................           2,856,116           2,652,102
                                                                   -----------------  ------------------
        Gross property and equipment............................           7,917,522           5,722,071
  Less accumulated depreciation, depletion and amortization.....          (3,268,895)         (3,173,493)
                                                                   -----------------  ------------------
        Net property and equipment..............................           4,648,627           2,548,578
                                                                   -----------------  ------------------

Other assets:
  Certificates of deposit ......................................             356,500             356,500
  Other.........................................................               2,789               2,789
                                                                   -----------------  ------------------
        Total other assets......................................             359,289             359,289
                                                                   -----------------  ------------------

Total assets....................................................   $      19,535,250  $       10,469,622
                                                                   =================  ==================

                                               -- Continued --

             The accompanying notes are an integral part of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 -- Continued --

                                                                          June              December
                                                                        30, 2000            31, 1999
                                                                   -----------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................   $       1,890,521  $          623,911
  Accrued liabilities...........................................           3,395,131           1,478,862
                                                                   -----------------  ------------------
    Total current liabilities...................................           5,285,652           2,102,773
                                                                   -----------------  ------------------

    Total liabilities...........................................           5,285,652           2,102,773
                                                                   -----------------  ------------------

Commitments (Note 8)

Stockholders' equity:
  Common stock, $.001 par value, 100,000,000 and 30,000,000
    shares authorized as of June 30, 2000 and December 31,
    1999, respectively; 17,838,575 and 14,849,003 shares
    issued and outstanding as of June 30, 2000 and December
    31, 1999, respectively......................................              17,839              14,849
  Notes receivable from officers................................          (1,327,122)         (1,370,873)
  Additional paid-in capital....................................          47,823,961          38,480,556
  Accumulated deficit...........................................         (32,265,080)        (28,757,683)
                                                                   -----------------  ------------------
    Total stockholders' equity..................................          14,249,598           8,366,849
                                                                   -----------------  ------------------

Total liabilities and stockholders' equity......................   $      19,535,250  $       10,469,622
                                                                   =================  ==================

             The accompanying notes are an integral part of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For the three months ended       For the six months ended
                                                               June 30,                        June 30,
                                                     ------------------------------  ------------------------------
                                                         2000            1999            2000            1999
                                                     --------------  --------------  -------------- ---------------
Revenues:
  Oil sales........................................  $    613,147    $    360,044    $  1,209,777   $    593,752
  Contract servicing...............................       312,193          91,254         385,931        178,797
                                                     --------------  --------------  -------------- ---------------
      Total revenues...............................       925,340         451,298       1,595,708        772,549
                                                     --------------  --------------  -------------- ---------------

Operating costs and expenses:
  Lease operating expenses.........................       251,977         178,568         536,969        414,637
  Production taxes.................................         9,601          24,323          16,547         38,691
  Geological and geophysical costs.................       680,483         160,994       1,164,892        340,826
  Exploratory dry hole costs.......................       928,759          32,859         928,759         32,859
  Impairment of unproved oil and gas properties....       674,158              --         674,158             --
  Contract servicing costs.........................       259,164          80,512         334,429        133,386
  Depreciation, depletion and amortization.........        94,279         125,960         181,347        252,389
  General and administrative.......................       804,513         742,558       1,401,480      1,278,947
                                                     --------------  --------------  -------------- ---------------
      Total operating costs and expenses...........     3,702,934       1,345,774       5,238,581      2,491,735
                                                     --------------  --------------  -------------- ---------------

Operating loss.....................................    (2,777,594)       (894,476)     (3,642,873)    (1,719,186)
                                                     --------------  --------------  -------------- ---------------
Other income (expense):
  Interest and other income........................       115,655         105,243         249,600        207,434
  Impairment of notes receivable from officers.....      (109,266)             --        (114,124)            --
                                                     --------------  --------------  -------------- ---------------
      Total other income...........................         6,389         105,243         135,476        207,434
                                                     --------------  --------------  -------------- ---------------

Net loss...........................................  $ (2,771,205)   $   (789,233)   $ (3,507,397)  $ (1,511,752)
                                                     ==============  ==============  ============== ===============

Basic and diluted net loss per common share........  $      (0.18)   $      (0.06)   $      (0.23)  $      (0.11)
                                                     ==============  ==============  ============== ===============
Basic and diluted weighted average number
  of shares outstanding............................    15,142,866      14,016,618      14,995,935     13,538,218
                                                     ==============  ==============  ============== ===============

             The accompanying notes are an integral part of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            For the six months ended June 30,
                                                                          -------------------------------------
                                                                                 2000                1999
                                                                          ------------------  -----------------
Cash flows from operating activities:
  Net loss............................................................    $       (3,507,397) $      (1,511,752)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation, depletion and amortization........................               181,347            252,389
      Impairment of unproved oil and gas properties...................               674,158                 --
      Impairment of notes receivable from officers....................               114,124                 --
      Interest income on officer loans................................               (70,373)           (62,792)
  Increase (decrease) from changes in working capital items:
    Accounts receivable...............................................              (154,259)          (118,947)
    Advances to oil and gas ventures..................................              (587,534)          (157,054)
    Inventory.........................................................                12,201              2,441
    Other current assets..............................................                92,877            (17,659)
    Accounts payable and accrued liabilities..........................               882,879           (690,971)
                                                                          ------------------  -----------------
      Net cash used in operating activities...........................            (2,361,977)        (2,304,345)
                                                                          ------------------  -----------------

Cash flows from investing activities:
  Additions to oil and gas properties.................................              (365,595)          (210,249)
  Additions to other property and equipment...........................              (289,959)           (63,438)
  Additions to other assets...........................................                    --             (2,789)
  Proceeds from sale of property interests............................                    --              6,000
  Purchase of marketable debt securities..............................            (3,715,840)        (5,459,874)
  Proceeds from maturing marketable debt securities...................             5,742,000          1,957,000
                                                                          ------------------  -----------------
      Net cash provided by (used in) investing activities.............             1,370,606         (3,773,350)
                                                                          ------------------  -----------------

Cash flows from financing activities:
  Advances to officers................................................                    --           (597,563)
  Proceeds from sale of common stock (net of offering costs...........             9,312,451          7,057,403
  Proceeds from the exercise of warrants..............................                33,944                 --
                                                                          ------------------  -----------------
      Net cash provided by (used in) financing activities.............             9,346,395          6,459,840
                                                                          ------------------  -----------------

Increase in cash and cash equivalents.................................             8,355,024            382,145
Cash and cash equivalents at beginning of period......................             1,619,237          1,811,780
                                                                          ------------------  -----------------
Cash and cash equivalents at end of period............................    $        9,974,261  $       2,193,925
                                                                          ==================  =================

             The accompanying notes are an integral part of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:           Basis of Presentation

         The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and Subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy's quarterly report on Form 10-Q for the three months ended March 31, 2000, and the annual report on Form 10-K for the year ended December 31, 1999, including the financial statements and notes thereto.

         The consolidated financial statements include the accounts of FX Energy and its wholly-owned subsidiaries and undivided interests in Poland. All significant inter-company accounts and transactions have been eliminated in consolidation. At June 30, 2000, FX Energy owned 100% of the voting stock of all of its subsidiaries.

         Certain   balances  in  the  1999   financial   statements   have  been
reclassified to conform to the current quarter presentation. These changes had no effect on total assets, total liabilities, stockholders' equity or net loss.

Note 2:           Income Taxes

         FX Energy recognized no income tax benefit from the losses generated in the first six months of 2000 and the first six months of 1999.

Note 3:           Officer Loans

         As of June 30, 2000, notes receivable and accrued interest from officers, before an impairment allowance, totaled $2,106,759, with a due date of on or before December 31, 2000. The notes receivable and accrued interest are collateralized by 233,340 shares of FX Energy's common stock. In accordance with "Accounting by Creditors for Impairment of a Loan," or SFAS 114, FX Energy has recorded a cumulative impairment allowance of $779,637 as of June 30, 2000, including $114,124 for the six months ended June 30, 2000, based on the value of the underlying collateral.

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

         The impairment allowance will continue to be adjusted quarterly based on the market value of the collateral shares until the officer loans are deemed paid in full.

Note 4:           Net Loss Per Share

         Basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net loss by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants and convertible preferred stock. Options and warrants to purchase 4,146,167 shares of common stock at prices ranging from $1.50 to $10.25 per share with a weighted average of $5.25 per share were outstanding at June 30, 2000. Options and warrants to purchase 3,678,240 shares of common stock at prices ranging from $1.50 to $10.25 per share with a weighted average price of $5.17 per share were outstanding at June 30, 1999. No options or warrants were included in the computation of diluted earnings per share for the periods ended June 30, 2000 and 1999, because the effect would have been antidilutive.

Note 5:  Business Segments

         FX Energy operates within two segments of the oil and gas industry: the exploration and production segment ("E&P") and the contract servicing segment. Mining, which consisted solely of gold exploration on FX Energy's Sudety Project Area in Poland, has been discontinued and is not considered a reportable business segment by FX Energy. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, current liabilities and other assets are not allocated to business segments for management reporting or reportable business segment disclosure purposes.

         Reportable business segment information for the three months ended June 30, 2000, the six months ended June 30, 2000 and as of June 30, 2000 follows:

                                        Reportable Segments
                                   -------------------------------      Non-              Non-
                                                      Contract       Reportable        Segmented
                                        E&P           Servicing       Segments           Items            Total
                                   ---------------  --------------  --------------   --------------   --------------
Three months ended June 30, 2000:
      Revenues.................  $      613,147   $     312,193   $          --   $           --   $       925,340
      Net Loss (1).............      (1,949,913)         (3,801)             --         (817,491)       (2,771,205)

Six months ended June 30, 2000:
      Revenues.................       1,209,777         385,931              --               --         1,595,708
      Net Loss(2)..............      (2,145,572)        (56,514)             --       (1,305,311)       (3,507,397)

As of June 30, 2000:
      Identifiable net property
         and equipment(3)......       3,834,464         676,576              --          137,587         4,648,627

(1) Nonsegmented items include $804,513 of general and administrative expenses, $115,655 of other income, $19,367 of corporate DD&A and an officer loan impairment of $109,266.
(2) Nonsegmented items include $1,401,480 of general and administrative expenses, $249,600 of other income, $39,307 of corporate DD&A and an officer loan impairment of $114,124.
(3) Nonsegmented items include $137,587 of corporate office equipment, hardware and software.

         Reportable business segment information for the three months ended June 30, 1999, the six months ended June 30, 1999, and as of June 30, 1999 follows:

                                        Reportable Segments
                                   -------------------------------      Non-              Non-
                                                      Contract       Reportable        Segmented
                                        E&P           Servicing       Segments           Items            Total
                                   ---------------  --------------  --------------   --------------   --------------
Three months ended June 30, 1999:
      Revenues.................  $      360,044   $      91,254   $          --   $           --   $       451,298
      Net Loss(1)..............         (35,750)        (70,193)        (14,682)         (668,608)        (789,233)

Six months ended June 30, 1999:
      Revenues.................         593,752         178,797              --               --           772,549
      Net Loss(2)..............        (241,652)       (116,458)        (19,784)      (1,133,858)       (1,511,752)

As of June 30, 1999:
      Identifiable net property
         and equipment(3)......       2,014,387         623,405              --           193,760        2,831,552

(1) Nonsegmented items include $742,558 of general and administrative expenses, $105,243 of other income and $31,293 of corporate DD&A.
(2) Nonsegmented items include $1,278,947 of general and administrative expenses, $207,434 of other income and $62,345 of corporate DD&A.
(3) Nonsegmented items include $193,760 of corporate office equipment, hardware and software.

Note 6:           Supplemental Noncash Activity Disclosure

         Noncash Investing Activities

         During the six months ended June 30, 2000 and June 30, 1999, additions to oil and gas properties included unproved property additions of $2,300,000 and $197,000, respectively, financed by accrued liabilities.

Note 7:           Private Placement of Securities

         During June 2000, FX Energy completed a private placement of 2,969,000 shares of common stock that resulted in net proceeds of $9,312,451 ($10,391,500 gross). The proceeds from this placement are to be used to partially fund current planned ongoing exploration and development activities in Poland and for other general corporate purposes.

Note 8:           Fences Project Area

         On April 11, 2000, FX Energy signed an agreement with the Polish Oil and Gas Company ("POGC") under which FX Energy will earn a 49% working interest in approximately 300,000 gross acres in west central Poland (the "Fences" project area) by spending $16.0 million for agreed drilling, seismic acquisition and other related activities.

         On June 28, 2000, FX Energy announced that the Kleka 11, the first well drilled in the Fences project area, was an exploratory success after the well tested a calculated open flow rate of 34.3 MMcf of gas per day from a Rotliegendes sandstone reservoir.

                                     ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Forward-Looking Information May Prove Inaccurate

         This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend" and similar words and expressions. Statements that describe FX Energy's future strategic plans, goals or objectives are also forward-looking statements. FX Energy intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934.

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

The forward-looking information is based on present circumstances and on FX Energy's predictions respecting events that have not occurred, which may not occur or which may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report. FX Energy is not obligated to update such forward-looking statements to reflect subsequent events or circumstances.

Introduction

         FX Energy is an independent energy company engaged in the exploration, development and production of oil and gas from properties located primarily in the Republic of Poland. However, to date, all of FX Energy's production has been from its United States producing properties. In the western United States, FX Energy produces oil from fields in Montana and Nevada and has a drilling and well servicing company in northern Montana and oil and gas exploration prospects in several western states.

         FX Energy conducts substantially all of its exploration and development activities jointly with others and, accordingly, recorded amounts for FX Energy's activities in Poland reflect only FX Energy's proportionate interest in these activities.

         FX Energy's results of operations may vary significantly from period to period based on the factors discussed above and on other factors such as FX Energy's exploratory and development drilling success. Therefore, the results of any one period may not be indicative of future results.

         FX Energy follows the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, these costs plus the costs of drilling the well are expensed. The costs of development wells are capitalized, whether productive or nonproductive. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are considered not to be realizable. An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the related fair value, determined on a property-by-property basis. As a result of the foregoing, FX Energy's results of operations for any particular period may not be indicative of the results that could be expected over longer periods.

         FX Energy has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations or financial position. Based on that review, FX Energy believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

Results of Operations by Business Segment

         FX Energy operates within two segments of the oil and gas industry: the exploration and production segment and the contract servicing segment. Mining, which consisted solely of gold exploration on FX Energy's Sudety Project Area in Poland, has been discontinued and is excluded from the following discussion. Depreciation, depletion and amortization costs ("DD&A") directly associated with their respective segments are detailed within the following discussion. General and administrative costs ("G&A"), interest income, other income and officer loan impairment are not allocated to individual operating segments for management or segment reporting purposes and are discussed in their entirety following the segment discussion.

         Comparison of the second quarter of 2000 to the second quarter of 1999

         Exploration and Production

         A summary of the percentage change in oil revenues, average oil price, production volumes and lifting cost per barrel for the second quarter of 2000 and 1999, as compared to their respective prior year's period ,is set forth in the following table:

                                                                         Quarter ended June 30,
                                                                  -------------------------------------
                                                                        2000                1999
                                                                  -----------------   -----------------
Oil revenues................................................      $      613,000      $      360,000
  Percent change versus prior year's quarter................                +70%                +32%

Average oil price...........................................      $        24.86      $        14.22
  Percent change versus prior year's quarter................                +75%                +43%

Production volumes (bbls)...................................              24,668              25,323
  Percent change versus prior year's quarter................                 -3%                -13%

Lifting cost per barrel.....................................      $        10.21      $         7.05
  Percent change versus prior year's quarter................                +45%                 -9%

         Oil Revenues. Oil revenues were $613,000 during the second quarter of 2000, an increase of $253,000, as compared to $360,000 during the same period of 1999. During the second quarters of 2000 and 1999, FX Energy's oil revenues were positively affected by increased oil prices and negatively affected by lower production rates attributable to the natural production declines of FX Energy's producing properties, as compared to their respective prior year period.

         Lease Operating Costs. FX Energy's lease operating costs are composed of normal recurring lease operating expenses ("LOE") and production taxes. Lease operating costs were $262,000 during the second quarter of 2000, an increase of $59,000, as compared to $203,000 during the same period of 1999. A comparative discussion of each component of lease operating costs incurred during the second quarter of 2000 and 1999 follows:

         LOE costs were $252,000 during the second quarter of 2000, an increase of $73,000, as compared to $179,000 during the same period of 1999. During the second quarter of 2000, FX Energy incurred substantially more workover, maintenance and repair costs as it completed work that had been postponed due to low oil prices during 1999. During the second quarter of 1999, FX Energy deferred workovers and reduced its LOE costs by redesigning the pattern of injecting fluids into the Cut Bank Sand Unit, its principal producing property.

         Production taxes were $10,000 during the second quarter of 2000, a decrease of $14,000, as compared to $24,000 during the same period of 1999. During the second quarters of 2000 and 1999, production taxes averaged approximately 1.6% and 6.8% of oil revenues, respectively. During late 1999, the state of Montana substantially reduced the production tax rate for stripper wells, which in turn resulted in substantially lower production taxes for the second quarter of 2000, as compared to the same period of 1999.

         DD&A Expense - E&P. DD&A expense for producing properties was $18,000 for the second quarter of 2000, an increase of $4,000, as compared to $14,000 during the same period of 1999. The DD&A rate per barrel for the second quarter of 2000 was $0.73, an increase of $0.19, as compared to

$0.54 during the same period of 1999. The DD&A rate increase for the second quarter of 2000, as compared to the same period of 1999, was due principally to a 29% reduction in estimated proved reserves as of December 31, 1999, as compared to December 31, 1998.

         Exploration Costs. FX Energy's exploration costs consist of geological and geophysical costs ("G&G"), exploratory dry holes and nonproducing leasehold impairments. Exploration costs were $2,283,000 during the second quarter of 2000, an increase of $2,089,000, as compared to $194,000 during the same period of 1999. Exploration costs include $20,000 of G&G costs relating to gold exploration in Poland during the second quarter of 1999, which are excluded from the following discussion of each component of exploration costs.

         G&G costs were $680,000 during the second quarter of 2000, an increase of $539,000, as compared to $141,000 during the same period of 1999. During the second quarter of 2000, FX Energy incurred approximately $561,000 of 2-D seismic acquisition and other G&G related costs on its primary project areas in Poland. During the second quarter of 1999, FX Energy's G&G costs were primarily covered by Apache in accordance with the Apache Exploration Program terms. G&G costs will continue to fluctuate from period to period, based on FX Energy's level of exploratory activity in Poland and the respective cost participation percentage of FX Energy's industry partners.

         Exploratory dry hole costs were $929,000 during the second quarter of 2000, an increase of $896,000, as compared to $33,000 during the same period of 1999. During the second quarter of 2000, the Wilga 3 was determined to be an exploratory dry hole after it tested the perimeter of the northwest section of the Wilga field, an area where proved reserves were not assigned prior to drilling. In accordance with Generally Accepted Accounting Principles, or "GAAP," the Wilga 3 has been classified as an exploratory dry hole for accounting purposes, although in industry parlance FX Energy previously referred to the Wilga 3, the first well drilled near the Wilga 2 discovery well, as either an appraisal or a developmental well. Under the terms of a recent revision to the Apache Exploration Program, Apache covered one half of FX Energy's 45% share of costs to drill the Wilga 3. All of the exploratory dry hole costs incurred during the second quarter of 1999 were associated with the Gladysze 1A, an exploratory dry hole drilled during 1997.

         Nonproducing leasehold impairments were $674,000 during the second quarter of 2000, as compared to no nonproducing leasehold impairments during the second quarter of 1999. During the second quarter of 2000, FX Energy wrote off $674,000 of nonproducing leasehold costs relating to the Williston Basin in North Dakota, where it has no further exploration plans. Nonproducing leasehold impairments will continue to vary from period to period based on FX Energy's determination that capitalized costs of unproved properties, on a property by property basis, are considered not to be realizable.

         Contract Servicing

         Contract Servicing Revenues. Contract servicing revenues were $312,000 during the second quarter of 2000, an increase of $221,000, as compared to $91,000 for the same period of 1999. During the second quarter of 2000, FX Energy performed substantially more contract services, as compared to the same period of 1999. Contract servicing revenues will continue to fluctuate period to period based on market conditions, the degree of emphasis on utilizing equipment on Company owned properties and other factors.

         Contract Servicing Costs. Contract servicing costs were $259,000 during the second quarter of 2000, an increase of $178,000, as compared to $81,000 for the same period of 1999. During the second quarters of 2000 and 1999, contract servicing costs were 83% and 88%, respectively, of contract servicing revenues. Contract servicing costs will continue to fluctuate period to period based on the contract servicing revenues generated, degree of emphasis on utilizing equipment on Company owned properties and other factors.

         DD&A Expense - Contract Servicing. DD&A expense for contract servicing was $57,000 during the second quarter of 2000, a decrease of $24,000, as compared to $81,000 during the same period of 1999, primarily due to capital items being depreciated during the second quarter of 1999 subsequently becoming fully depreciated prior to or during the second quarter of 2000.

         Nonsegmented Information

         G&A Costs. G&A costs were $805,000 during the second quarter of 2000, an increase of $62,000, as compared to $743,000 for the same period of 1999. During the second quarter of 2000, FX Energy incurred substantially more legal, travel and other associated G&A costs as a result of its increased level of activities in Poland, as compared to the same period of 1999. Through June 30, 2000, Apache has covered all of FX Energy's pro rata share of Apache's G&A costs in Poland. Effective July 1, 2000, FX Energy will begin to pay approximately 32.5% of Apache's G&A costs in Poland, to be adjusted as each of Apache's remaining drilling requirements is completed, up to a maximum of 50%. We expect that our initial share of such costs will be approximately $600,000 per quarter.

         DD&A Expense - Corporate. DD&A expense for corporate activities was $19,000 during the second quarter of 2000, a decrease of $12,000, as compared to $31,000 during the same period of 1999, primarily due to capital items being depreciated during the first second quarter of 1999 subsequently becoming fully depreciated prior to or during the second quarter of 2000.

         Interest and Other Income. Interest and other income was $116,000 during the second quarter of 2000, an increase of $11,000, as compared to $105,000 during the same period of 1999. During the second quarter of 2000, FX Energy's cash and marketable debt securities average balances were relatively unchanged, as compared to the same period of 1999.

         Officer Loan Impairment. Officer loan impairment was $109,000 for the second quarter of 2000, as compared to no officer loan impairment for the same period of 1999. In accordance with SFAS 114, FX Energy recorded an officer loan impairment of $109,000 for the second quarter of 2000. The notes receivable from officers totaled $1,327,000 as of June 30, 2000, representing principal and interest of $2,107,000 reduced by a cumulative impairment allowance of $780,000. The notes receivable from officers are collateralized by 233,340 shares of FX Energy's common stock. The impairment allowance will continue to be adjusted quarterly based on the market value of the collateral shares.

         Comparison of the first six months of 2000 to the first six months of 1999

         Exploration and Production

         A summary of the percentage change in oil revenues, average oil price production volumes and lifting cost per barrel for the first six months of 2000 and 1999, as compared to their respective prior year's period, is set forth in the following table:

                                                                       Six months ended June 30,
                                                                  -------------------------------------
                                                                        2000                1999
                                                                  -----------------   -----------------
Oil revenues................................................      $    1,210,000      $      594,000
  Percent change versus prior year's quarter................               +103%                 -2%

Average oil price...........................................      $        24.90      $        11.44
  Percent change versus prior year's quarter................               +118%                 +8%

Production volumes (Bbls)...................................              48,592              51,895
  Percent change versus prior year's quarter................                 -6%                 -9%

Lifting cost per barrel.....................................      $        11.05      $         7.99
  Percent change versus prior year's quarter................                +38%                 -9%

         Oil Revenues. Oil revenues were $1,210,000 during the first six months of 2000, an increase of $616,000 as compared to $594,000 during the same period of 1999. During the first six months of 2000, FX Energy's oil revenues were positively affected by increased oil prices, which were partially offset by lower production rates attributable to the natural production declines of FX Energy's producing properties. During the first six months of 1999, FX Energy's oil revenues were positively affected by higher oil prices and negatively affected by lower production rates attributable to the natural production declines of FX Energy's producing properties.

         Lease Operating Costs. Lease operating costs were $554,000 during the first six months of 2000, an increase of $100,000, as compared to $454,000 during the same period of 1999. A comparative discussion of each component of lease operating costs incurred during the first six months of 2000 and 1999 follows:

         LOE costs were $537,000 during the first six months of 2000, an increase of $122,000, as compared to $415,000 during the same period of 1999. During the first six months of 2000, FX Energy incurred substantially more workover, maintenance and repair costs as it completed work that had been postponed due to low oil prices during 1999. During the first six months of 1999, FX Energy deferred workovers and reduced its LOE costs by redesigning the pattern of injecting fluids into the Cut Bank Sand Unit, its principal producing property.

         Production taxes were $17,000 during the first six months of 2000, a decrease of $22,000, as compared to $39,000 during the same period of 1999. During the first six months of 2000 and 1999, production taxes averaged approximately 1.4% and 6.6% of oil revenues, respectively. During late 1999, the state of Montana substantially reduced the production tax rate for stripper wells, which in turn resulted in substantially lower production taxes for the first six months of 2000, as compared to the same period of 1999.

         DD&A Expense - E&P. DD&A expense for producing properties was $34,000 for the first six months of 2000, an increase of $6,000, as compared to $28,000 during the same period of 1999. The DD&A rate per barrel for the first six months of 2000 was $0.70, an increase of $0.16, as compared to $0.54 during the same period of 1999. The DD&A rate increase for the first six months of 2000, as compared to the same period of 1999, was due principally to a 29% reduction in estimated proved reserves as of December 31, 1999, as compared to December 31, 1998.

         Exploration Costs. Exploration costs were $2,768,000 during the first six months of 2000, an increase of $2,394,000, as compared to $374,000 during the same period of 1999. Exploration costs include $20,000 of G&G costs relating to gold exploration in Poland during the first six months of 1999, which are excluded from the following discussion of each component of exploration costs.

         G&G costs were $1,165,000 during the first six months of 2000, an increase of $844,000, as compared to $321,000 during the same period of 1999. During the first six months of 2000, FX Energy incurred approximately $958,000 of 2-D seismic acquisition and other G&G related costs on its primary project areas in Poland. During the first six months of 1999, FX Energy's G&G costs were primarily covered by Apache in accordance with the Apache Exploration Program terms. G&G costs will continue to fluctuate from period to period, based on FX Energy's level of exploratory activity in Poland and the respective cost participation percentage of FX Energy's industry partners.

         Exploratory dry hole costs were $929,000 during the first six months of 2000, an increase of $896,000, as compared to $33,000 during the same period of 1999. During the first six months of 2000, the Wilga 3 was determined to be an exploratory dry hole after it tested the perimeter of the northwest section of the Wilga field, an area where proved reserves were not assigned prior to drilling. In accordance with GAAP, the Wilga 3 has been classified as an exploratory dry hole for accounting purposes, although in industry parlance FX Energy previously referred to the Wilga 3, the first well drilled near the Wilga 2 discovery well, as either an appraisal or a developmental well. Under the terms of a recent revision to the Apache Exploration Program, Apache covered one half of FX Energy's 45% share of costs to drill the Wilga 3. All of the exploratory dry hole costs incurred during the first six months of 1999 were associated with the Gladysze 1A, an exploratory dry hole drilled during 1997.

         Nonproducing leasehold impairments were $674,000 during the first six months of 2000, as compared to no nonproducing leasehold impairments during the first six months of 1999. During the first six months of 2000, FX Energy wrote off $674,000 of nonproducing leasehold costs relating to the Williston Basin in North Dakota, where it has no further exploration plans. Nonproducing leasehold impairments will continue to vary from period to period based on FX Energy's determination that capitalized costs of unproved properties, on a property by property basis, are considered not to be realizable.

         Contract Servicing

         Contract Servicing Revenues. Contract servicing revenues were $386,000 during the first six months of 2000, an increase of $207,000, as compared to $179,000 during the first six months of 1999. During the first six months of 2000, FX Energy performed substantially more contract services, as compared to the same period of 1999. Contract servicing revenues will continue to fluctuate period to period based on market conditions, the degree of emphasis on utilizing equipment on Company owned properties and other factors.

         Contract Servicing Costs. Contract servicing costs were $334,000 during the first six months of 2000, an increase of $201,000, as compared to $133,000 for the same period of 1999. During the first six months of 2000 and 1999, contract servicing costs were 87% and 75%, respectively, of contract servicing revenues. Contract servicing costs will continue to fluctuate period to period based on the contract servicing revenues generated, degree of emphasis on utilizing equipment on Company owned properties and other factors.

         DD&A Expense - Contract Servicing. DD&A expense for contract servicing was $108,000 during the first six months of 2000, a decrease of $54,000, as compared to $162,000 during the same period of 1999, primarily due to capital items being depreciated during the first six months of 1999 subsequently becoming fully depreciated prior to or during the first six months of 2000.

         Nonsegmented Information

         G&A Costs. G&A costs were $1,401,000 during the first six months of 2000, an increase of $122,000, as compared to $1,279,000 for the same period of 1999. During the first six months of 2000, FX Energy incurred substantially more legal, travel and other associated G&A costs as a result of its increased level of activities in Poland, as compared to the same period of 1999. Through June 30, 2000, Apache has covered all of FX Energy's pro rata share of Apache's G&A costs in Poland. Effective July 1, 2000, FX Energy will begin to pay approximately 32.5% of Apache's G&A costs in Poland, to be adjusted as each of Apache's remaining drilling requirements is completed, up to a maximum of 50%. We expect that our initial share of such costs will be approximately $600,000 per quarter.

         DD&A Expense - Corporate. DD&A expense for corporate activities was $39,000 during the first six months of 2000, a decrease of $23,000, as compared to $62,000 during the same period of 1999, primarily due to capital items being depreciated during the first six months of 1999 subsequently becoming fully depreciated prior to or during the first six months of 2000.

         Interest and Other Income. Interest and other income was $250,000 during the first six months of 2000, an increase of $43,000, as compared to $207,000 during the same period of 1999. FX Energy's average cash and marketable debt securities balances were higher during the first six months of 2000, as compared to the same period of 1999. As a result, FX Energy earned $241,000 of interest income during the first six months of 2000, an increase of $35,000, as compared to $206,000 for the same period of 1999.

         Officer Loan Impairment. Officer loan impairment was $114,000 for the six months ended June 30, 2000, as compared to no officer loan impairment for the same period of 1999. In accordance with SFAS No. 114, FX Energy recorded an officer loan impairment of $114,000 for the first six months of 2000. The notes receivable from officers totaled $1,327,000 as of June 30, 2000, representing principal and interest of $2,107,000 reduced by a cumulative impairment allowance of $780,000. The notes receivable from officers are collateralized by 233,340 shares of FX Energy's common stock. The impairment allowance will continue to be adjusted quarterly based on the market value of the collateral shares.

Financial Condition

         Liquidity and Cash Flows

         Working Capital. FX Energy's working capital was $9,242,000 as of June 30, 2000, an increase of $3,783,000, as compared to $5,459,000 at December 31, 1999. The increase was principally due to net proceeds of $9,312,000 ($10,392,000 gross) from a private placement of 2,969,000 shares of FX Energy's common stock during the second quarter of 2000, which was partially offset by a net loss of $3,507,000 for the first six months of 2000 and approximately $2,547,000 of capitalized costs incurred in Poland during the first six months of 2000.

         Cash Flows from Operating Activities. Net cash used in operating activities was $2,362,000 during the first six months of 2000, an increase of $58,000, as compared to $2,304,000 for the same period of 1999. During the first six months of 2000 and 1999, FX Energy had net losses of $2,608,000 and $1,322,000, respectively, before DD&A, impairments and interest income on officer loans. Also, during the first six months of 2000 and 1999, FX Energy's working capital items changed by an increase of $246,000 and a decrease of $982,000, respectively.

         Cash Flows from Investing Activities. Net cash provided by investing activities was $1,371,000 during the first six months of 2000, as compared to $3,773,000 used in investing activities for the same period of 1999. During the first six months of 2000, FX Energy spent $119,000 to upgrade its domestic producing properties, $247,000 on its Polish properties, $274,000 on upgrading its contract servicing equipment, $16,000 on office equipment, and realized a net amount $2,027,000 from maturing marketable debt securities. During the first six months of 1999, FX Energy spent $73,000 on upgrading its producing properties, a net amount of $131,000 on unproved properties, $56,000 on upgrading its contract servicing equipment, $10,000 on other assets and a net amount of $3,503,000 on purchasing marketable debt securities.

         Cash Flows from Financing Activities. Net cash provided by financing activities was $9,346,000 during the first six months of 2000, an increase of $2,886,000, as compared to $6,460,000 during the same period of 1999. During the first six months of 2000, FX Energy realized net proceeds after offering costs of $9,312,000 from the private placement of 2,969,000 shares of FX Energy's common stock and $34,000 from the exercise of warrants to purchase 20,572 shares of FX Energy's common stock. During the first six months of 1999, FX Energy advanced two of its officers a total of $597,000 and realized net proceeds after offering costs of $7,057,000 from the sale of 1,792,500 shares of FX Energy's common stock.

         Capital Requirements

         As of June 30, 2000, FX Energy had $13.2 million of cash, cash equivalents and marketable debt securities with no long-term debt. In order to fully fund its current planned exploration and development activities, FX Energy will need additional debt or equity capital during late 2000 or early 2001.

         Fences Project Area. On April 11, 2000, FX Energy agreed to spend the first $16.0 million of exploration and development costs on the Fences project area to earn a 49% interest. FX Energy expects the $16.0 million will cover the costs to drill five wells (approximately $2.5 million per well) and the acquisition of approximately 200 square kilometers of 3-D seismic data (approximately $3.5 million). After the first $16.0 million is spent, all costs and net revenues will be shared 49% by FX Energy and 51% by POGC.

         On June 28, 2000, FX Energy announced that the Kleka 11, the first exploratory well drilled in the Fences project area, was an exploratory success after the well tested a calculated open flow rate of 34.3 MMcf of gas per day from a Rotliegendes sandstone reservoir. The Kleka 11 is located approximately one kilometer from a pipeline. FX Energy expects to commence production from the Kleka 11 by the end of 2000 or early 2001. The next well, the Mieszkow 1, is expected to commence drilling during the third quarter of 2000. FX Energy expects to utilize any net revenue it receives in the future from the Fences project area to supplement its capital from other sources to further explore and develop the Fences project area.

         Wilga  Project  Area.   During  January  2000,   Apache  completed  its
commitment to pay FX Energy's 45% share of costs to drill the Wilga 2, a successful exploratory well which tested at an initial flow rate of 16.9 MMcf of gas and 570 Bbls of condensate per day. On June 22, 2000, Apache agreed to cover one half of FX Energy's share of costs to drill the Wilga 3 and Wilga 4 wells in exchange for a release of Apache's commitment to cover FX Energy's share of costs for one exploratory well in Poland. FX Energy will pay its 45% share of costs for all further costs in the Wilga project area, including drilling additional wells as warranted, which are expected to cost an average of approximately $3.0 million gross per well ($1.4 million net per well) and the construction of production facilities and pipelines during 2001 at a cost of approximately $11.0 million gross ($5.0 million net).

         On June 5, 2000, the Wilga 3 was determined to be an exploratory dry hole, with an estimated net cost of $0.9 million, after the well encountered Carboniferous sands and a Lower Devonian sand package that tested noncommercial in a separate fault block from the Wilga 2 discovery well. The next well, the Wilga 4, commenced drilling on June 17, 2000, on the opposite side of the Wilga 2 discovery well.

         Subject to further success in the Wilga project area and completion of a pipeline and production facilities, FX Energy anticipates receiving production revenue from the Wilga field during 2001. FX Energy expects to utilize any net revenue it receives in the future from the Wilga project area to supplement its capital from other sources to further explore and develop the Wilga project area.

         Apache Exploration Program. During the remainder of 2000, FX Energy expects to have substantially all of its share of exploration activities relating to the Apache Exploration Program paid for by Apache. Apache is required to cover FX Energy's share of costs to drill three exploratory wells and the cost to shoot 350 kilometers of 2-D seismic data. During the second half of 2000, FX Energy and Apache have scheduled to commence drilling one exploratory well in each of the Warsaw West and Pomeranian project areas.

         POGC Property Acquisition. FX Energy will need additional capital if it is able to reach an agreement with POGC to purchase an interest in any of POGC's exploration, appraisal, development or producing projects in Poland. FX Energy may undertake such projects alone or in partnership with Apache or other industry partners. FX Energy intends to seek additional capital that may be required for such purposes through a variety of means, including the issuance of debt and equity securities, project financing, bank financing or other financing alternatives. FX Energy cannot assure that it will be able to obtain funds that will enable it to participate in any such further acquisitions or joint activities.

         Other. FX Energy expects to incur minimal exploration expenditures on its Baltic project area in Poland during the remainder of 2000 and 2001. Similarly, FX Energy expects to incur minimal exploration, appraisal and development expenditures on its domestic operations during the remainder of 2000 and 2001.

         FX Energy may change the allocation of capital among the categories of anticipated expenditures depending upon future events that it cannot predict. For example, FX Energy may change the allocation of its expenditures based on the actual results and costs of future exploration, appraisal, development, production, property acquisition and other activities. In addition, FX Energy may have to change its anticipated expenditures if costs of placing any particular discovery into production are higher, if the field is smaller or if the commencement of production takes longer than expected.

         FX Energy may obtain funds for future capital investments from the sale of additional securities, project financing, sale of partial property interests, strategic alliances with other energy or financial partners or other arrangements, all of which may dilute the interest of its existing stockholders or its interest in the specific project financed.

         FX Energy previously initiated discussions with a commercial lender for a possible project loan secured by proved reserves that may be developed as a result of its Wilga discovery. FX Energy now intends to expand those discussions to include possible project loan financing for the Kleka discovery as well as other possible discoveries. FX Energy cannot assure it can establish such a credit facility. In any event, borrowed funds are not likely to be available until significant reserves are established through additional drilling. If FX Energy is able to obtain such a loan, amounts initially allocated to develop those discoveries may be allocated to other operations in Poland.

                                    PART II.
                                OTHER INFORMATION


                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Private Placement of Securities

         During June 2000, FX Energy completed a private placement of 2,969,000 shares of its common stock that resulted in net proceeds of $9.3 million ($10.4 million gross), without registration under the Securities Act. These securities were issued in reliance on the exemptions from the registration and prospectus delivery requirements of the Securities Act provided in Section 4(2) thereof and Rule 506 under Regulation D promulgated by thereunder. The basis for FX Energy's reliance on the exemptions was that the securities were sold to 19 investors, all of whom were "accredited investors" as defined in Rule 501 under Regulation D; all of the investors were provided with detailed business, technical and financial information about FX Energy, and all investors were fully informed that the sale of the securities was restricted under the Securities Act. Each investor acknowledged in writing that the securities purchased constituted restricted securities and the certificates representing such securities would bear a restrictive legend and stop transfer instructions could be lodged against the transfer of such certificates. A notice on Form D was timely filed with the Securities and Exchange Commission.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 28, 2000, at the annual meeting of the Company's  stockholders,
the  stockholders   approved  the  following   matters  submitted  to  them  for
consideration:

         (a) elected Andrew W. Pierce, Jay W. Decker, and Jerzy B. Maciolek as directors of the Company by a plurality;

         (b)      approved the FX Energy, Inc. 1999 Stock Option and Award Plan:

                  For:  11,980,320      Against: 1,100,395    Abstain: 125,078

         (c)      approved  the  amendment  to the FX Energy,  Inc.  Articles of
                  Incorporation   increasing  the  Company's  capitalization  to
                  100,000,000 shares of common stock.

                  For:  11,575,777      Against: 1,539,381     Abstain: 90,635

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are included as part of this report:

          Exhibit        SEC
           Number     Reference   Title of Document               Location
                       Number
         -----------------------------------------------------------------------
           27.01         27       Financial Data Schedule        This Filing

         (b)      Reports on form 8-K

         During the quarter ended June 30, 2000, FX Energy filed the following current reports on Form 8-K:

        Date of Event Reported                     Item(s) Reported
        ----------------------                     ----------------
        April 26, 2000                           Item 5. Other Events
        May 18, 2000                             Item 5. Other Events
        June 6, 2000                             Item 5. Other Events
        June 20, 2000                            Item 5. Other Events
        June 28, 2000                            Item 5. Other Events

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FX ENERGY, INC.
                                           ---------------
                                           (Registrant)


Date: July 27, 2000                        By  /s/ David N. Pierce
                                               -------------------
                                               President, Director, and Chief
                                               Executive Officer

Date: July 27, 2000                        By  /s/ Dennis L. Tatum
                                               -------------------
                                               Vice-President, Treasurer, and
                                               Chief Accounting Officer