Form 10-Q
period 2000-09-30
FX ENERGY INC
filed 2000-11-07
CIK 907649

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                           Commission File No. 0-25386

                                 FX ENERGY, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

              NEVADA                                     87-0504461
              ------                                     ----------
 (State or other jurisdiction of                       (IRS Employer
  Incorporation or organization)                    Identification No.)


                         3006 Highland Drive, Suite 206
                           Salt Lake City, Utah 84106
                           --------------------------
                    (Address of principal executive offices)

                                 (801) 486-5555
                                 --------------
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares of $0.001 par value common stock outstanding as of November 6, 2000, was 17,861,575.

                        FX ENERGY, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                TABLE OF CONTENTS

 Item                            Description                              Page
------  -------------------------------------------------------------    ------
                          Part I. Financial Information

  1.    Consolidated Balance Sheets..................................      3
  1.    Consolidated Statements of Operations........................      5
  1.    Consolidated Statements of Cash Flows........................      6
  1.    Notes to Consolidated Financial Statements...................      7
  2.    Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................     11

                           Part II. Other Information

  6.    Exhibits and Reports on Form 8-K.............................     22
  --    Signatures...................................................     23

                                     PART I.
                          ITEM 1. FINANCIAL STATEMENTS

                        FX ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                               September             December
                                                                                30, 2000             31, 1999
                                                                           -------------------  -------------------
ASSETS

Current assets:
     Cash and cash equivalents........................................   $         1,232,063  $          1,619,237
     Investment in marketable debt securities.........................             4,027,106             5,249,003
     Accounts receivable:
          Accrued oil sales...........................................               311,367               243,183
          Interest receivable.........................................               100,042                86,723
          Joint interest owners and others............................               138,284               171,242
     Advances to oil and gas ventures.................................             1,593,614                    --
     Inventory........................................................                87,684                66,361
     Other current assets.............................................               186,361               126,006
                                                                           -------------------  -------------------
               Total current assets...................................             7,676,521             7,561,755
                                                                           -------------------  -------------------

Property and equipment, at cost:
     Oil and gas properties (successful efforts method):
          Proved......................................................             4,273,294             1,687,089
          Unproved....................................................             1,399,852             1,382,880
     Other property and equipment.....................................             3,237,768             2,652,102
                                                                           -------------------  -------------------
                Gross property and equipment..........................             8,910,914             5,722,071
     Less accumulated depreciation, depletion and amortization........            (3,363,502)           (3,173,493)
                                                                           -------------------  -------------------
                Net property and equipment............................             5,547,412             2,548,578
                                                                           -------------------  -------------------

Other assets:
     Certificates of deposit .........................................               356,500               356,500
     Other............................................................                 2,789                 2,789
                                                                           -------------------  -------------------
               Total other assets.....................................               359,289               359,289
                                                                           -------------------  -------------------

Total assets..........................................................   $        13,583,222  $         10,469,622
                                                                           ===================  ===================

                                 -- Continued --

         The accompanying notes are an integral part of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 -- Continued --

                                                                          September             December
                                                                          30, 2000              31, 1999
                                                                     --------------------  --------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable............................................. $          1,209,794  $            623,911
     Accrued liabilities..........................................            1,097,875             1,478,862
                                                                     --------------------  --------------------
          Total current liabilities...............................            2,307,669             2,102,773
                                                                     --------------------  --------------------

Commitments (Note 8)

Stockholders' equity:
     Common stock, $.001 par value, 100,000,000 and 30,000,000
          shares authorized as of September 30, 2000 and
          December 31, 1999, respectively; 17,849,075 and
          14,849,003 shares issued and outstanding as of
          September 30, 2000 and December 31, 1999, respectively..               17,849                14,849
     Notes and interest receivable from officers..................             (765,659)           (1,370,873)
     Deferred compensation from stock option
          modifications...........................................           (1,304,978)                   --
     Additional paid-in capital...................................           49,381,427            38,480,556
     Accumulated deficit..........................................          (36,053,086)          (28,757,683)
                                                                     --------------------  --------------------
          Total stockholders' equity..............................           11,275,553             8,366,849
                                                                     --------------------  --------------------
Total liabilities and stockholders' equity........................ $         13,583,222  $         10,469,622
                                                                     ====================  ====================

         The accompanying notes are an integral part of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the three months ended       For the nine months ended
                                                                     September 30,                   September 30,
                                                             ------------------------------  -------------------------------
                                                                 2000            1999             2000            1999
                                                             --------------  --------------  ---------------  --------------
Revenues:
     Oil sales............................................ $      664,261  $      451,917  $    1,874,038   $    1,045,669
     Contract servicing..................................         586,586         410,540         972,517          589,337
                                                             --------------  --------------  ---------------  --------------
            Total revenues................................      1,250,847         862,457       2,846,555        1,635,006
                                                             --------------  --------------  ---------------  --------------

Operating costs and expenses:
     Lease operating expenses.............................        285,350         216,822         822,319          631,459
     Production taxes.....................................         79,565          12,031          96,112           50,722
     Geological and geophysical costs.....................      1,323,581         364,145       2,488,473          704,971
     Exploratory dry hole costs...........................        969,461         580,000       1,898,220          612,859
     Impairment of unproved oil and gas properties........             --              --         674,158               --
     Contract servicing costs............................         440,039         249,311         774,468          382,697
     Depreciation, depletion and amortization.............         94,607         116,353         275,954          368,742
     General and administrative costs.....................        609,187         551,430       2,010,667        1,830,377
     Apache Poland general and administrative costs.......        558,057              --         558,057               --
     Amortization of deferred compensation................        260,995              --         260,995               --
                                                             --------------  --------------  ---------------  --------------
            Total operating costs and expenses............      4,620,842       2,090,092       9,859,423        4,581,827
                                                             --------------  --------------  ---------------  --------------

Operating loss............................................     (3,369,995)     (1,227,635)     (7,012,868)      (2,946,821)
                                                             --------------  --------------  ---------------  --------------

Other income (expense):
     Interest and other income............................        179,024         155,215         428,625          362,649
     Impairment of notes receivable from officers.........       (597,035)             --        (711,160)              --
                                                             --------------  --------------  ---------------  --------------
            Total other income (expense)..................       (418,011)        155,215        (282,535)         362,649
                                                             --------------  --------------  ---------------  --------------

Net loss.................................................. $   (3,788,006) $   (1,072,420) $   (7,295,403)  $   (2,584,172)
                                                             ==============  ==============  ===============  ==============

Basic and diluted net loss per common share............... $       (0.21)  $        (0.08) $       (0.46)   $        (0.18)
                                                             ==============  ==============  ===============  ==============
Basic and diluted weighted average number
    Of shares outstanding.................................     17,838,803      14,847,916      15,950,475       13,979,582
                                                             ==============  ==============  ===============  ==============

         The accompanying notes are an integral part of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             -------------------------------------
                                                                                   2000                1999
                                                                             ------------------  -----------------
Cash flows from operating activities:
     Net loss............................................................  $       (7,295,403) $       (2,584,172)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
             Depreciation, depletion and amortization....................             275,954             368,742
             Exploratory dry hole costs..................................                  --             128,922
             Impairment of unproved oil and gas properties...............             674,158                  --
             Impairment of notes receivable from officers...............              711,160                  --
             Interest on officer loans...................................            (105,947)            (98,366)
             Amortization of deferred compensation.......................             260,995                  --
     Increase (decrease) from changes in:
         Accounts receivable.............................................             (48,545)            (99,587)
         Advances to oil and gas ventures................................          (1,593,614)            (52,414)
         Inventory.......................................................             (21,323)              1,515
         Other current assets............................................             (60,355)            (84,964)
         Accounts payable and accrued liabilities........................             204,897            (752,642)
                                                                             ------------------  -----------------
              Net cash used in operating activities......................          (6,998,023)         (3,172,966)
                                                                             ------------------  -----------------

Cash flows from investing activities:
     Additions to oil and gas properties.................................          (3,277,335)           (390,086)
     Additions to other property and equipment...........................            (671,611)            (76,672)
     Additions to other assets...........................................                  --              (2,789)
     Proceeds from sale of property interests............................                  --               6,000
     Purchase of marketable debt securities..............................          (5,113,103)         (6,138,711)
     Proceeds from maturing marketable debt securities...................           6,335,000           3,157,000
                                                                             ------------------  -----------------
         Net cash used in investing activities...........................          (2,727,049)         (3,445,258)
                                                                             ------------------  -----------------

Cash flows from financing activities:
     Advances to officers................................................                  --            (597,563)
     Proceeds from sale of common stock (net of offering costs)..........           9,272,454           7,053,553
     Proceeds from exercise of warrants and options......................              65,444              13,250
                                                                             ------------------  -----------------
          Net cash provided by financing activities......................           9,337,898           6,469,240
                                                                             ------------------  -----------------

Decrease in cash and cash equivalents....................................            (387,174)           (148,984)
Cash and cash equivalents at beginning of period.........................           1,619,237           1,811,780
                                                                             ------------------  -----------------
Cash and cash equivalents at end of period...............................  $        1,232,063  $        1,662,796
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

                        FX ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:           Basis of Presentation

         The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and Subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy's quarterly report on Form 10-Q for the three months ended March 31, 2000, the quarterly report on Form 10-Q for the six months ended June 30, 2000, and the annual report on Form 10-K for the year ended December 31, 1999, including the financial statements and notes thereto.

         The consolidated financial statements include the accounts of FX Energy, its wholly-owned subsidiaries and its undivided interests in Poland and the United States. All significant inter-company accounts and transactions have been eliminated in consolidation. At September 30, 2000, FX Energy owned 100% of the voting stock of all of its subsidiaries.

Note 2:           Income Taxes

         FX Energy recognized no income tax benefit from the losses generated in the first nine months of 2000 and the first nine months of 1999.

Note 3:           Officer Loans

         As of September 30, 2000, notes receivable and accrued interest from officers, before an impairment allowance, totaled $2,142,331, with a due date of on or before December 31, 2000. The notes receivable and accrued interest are collateralized by 233,340 shares of FX Energy's common stock. In accordance with "Accounting by Creditors for Impairment of a Loan," or SFAS 114, FX Energy has recorded a cumulative impairment allowance of $1,376,673 as of September 30, 2000, including $711,160 for the nine months ended September 30, 2000, based on the value of the underlying collateral.

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

Note 4:           Net Loss Per Share

         Basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net loss by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants and convertible preferred stock. Options and warrants to purchase 4,135,667 shares of common stock at prices ranging from $1.50 to $10.25 per share with a weighted average of $5.26 per share were outstanding at September 30, 2000. Options and warrants to purchase 3,692,572 shares of common stock at prices ranging from $1.50 to $10.25 per share with a weighted average price of $5.17 per share were outstanding at September 30, 1999. No options or warrants were included in the computation of diluted earnings per share for the periods ended September 30, 2000 and 1999, because the effect would have been antidilutive.

Note 5:  Business Segments

         FX Energy operates within two segments of the oil and gas industry: the exploration and production segment ("E&P") and the contract servicing segment. Mining, which consisted solely of gold exploration on FX Energy's Sudety Project Area in Poland, has been discontinued and is not considered a reportable business segment by FX Energy. Identifiable net property and equipment are reported by business segment for management and segment reporting purposes. Current assets, current liabilities and other assets are not allocated to business segments for management or segment reporting purposes.

         Reportable business segment information for the three months ended September 30, 2000, nine months ended September 30, 2000 and as of September 30, 2000 follows:

                                        Reportable Segments
                                   -------------------------------     Non-
                                                      Contract        Segmented
                                        E&P           Servicing         Items            Total
                                   ---------------  --------------  ---------------  --------------
Three months ended September 30, 2000:
      Revenues.................  $      664,261   $     586,586   $          --    $    1,250,847
      Net profit or (loss) (1).      (2,571,180)         84,506      (1,301,332)       (3,788,006)

Nine months ended September 30, 2000:
      Revenues.................       1,874,038         972,517              --         2,846,555
      Net loss (2).............      (4,716,752)         27,992      (2,606,643)       (7,295,403)

As of September 30, 2000:
      Identifiable net property
         and equipment (3).....       4,426,777         988,610         132,025         5,547,412

(1) Non-segmented items include $13,139 of corporate DD&A, $609,187 of general and administrative costs, $260,995 of amortization of deferred compensation, $179,024 of other income and an officer loan impairment of $597,035.
(2) Non-segmented items include $52,446 of corporate DD&A, $2,010,667 of general and administrative costs, $260,995 of amortization of deferred compensation, $428,625 of other income and an officer loan impairment of $711,160.
(3) Non-segmented items include $132,025 of corporate office equipment, hardware and software.

         Reportable business segment information for the three months ended September 30, 1999, nine months ended September 30, 1999 and as of September 30, 1999 follows:

                                        Reportable Segments
                                   -------------------------------     Non-              Non-
                                                      Contract       Reportable        Segmented
                                        E&P           Servicing       Segments           Items            Total
                                   ---------------  --------------  --------------   --------------   --------------
Three months ended September 30, 1999:
      Revenues.................  $      451,917   $     410,540   $          --   $           --   $       862,457
      Net profit or (loss) (1).        (721,408)         80,296         (11,571)        (419,737)       (1,072,420)

Nine months ended September 30, 1999:
      Revenues.................       1,045,669         589,337              --               --         1,635,006
      Net loss (2).............        (963,059)        (36,164)        (31,355)      (1,553,594)       (2,584,172)

As of September 30, 1999:
      Identifiable net property
         and equipment (3).....       2,116,829         549,169              --          176,772         2,842,770

(1) Non-segmented items include $23,522 of corporate DD&A, $551,430 of general and administrative costs, and $155,215 of other income.
(2) Non-segmented items include $85,866 of corporate DD&A, $1,830,377 of general and administrative costs and $362,649 of other income.
(3) Non-segmented items include $176,772 of corporate office equipment, hardware and software.


Note 6:           Supplemental Non-Cash Activity Disclosure

         Non-Cash Investing Activities

         During the nine months ended September 30, 1999, additions to oil and gas properties included $131,500 of unproved property additions financed by accrued liabilities.

Note 7:  Private Placement of Securities

         During June 2000, FX Energy completed a private placement of 2,969,000 shares of common stock that resulted in net proceeds of $9,272,454 ($10,391,500 gross). The proceeds from this placement have been used to partially fund current planned ongoing exploration and development activities in Poland and for other general corporate purposes.

Note 8:           Fences Project Area

         On April 11, 2000, FX Energy signed an agreement with the Polish Oil and Gas Company ("POGC") under which FX Energy will earn a 49% working interest in approximately 300,000 gross acres in west central Poland (the "Fences" project area) by spending $16.0 million for agreed drilling, seismic acquisition and other related activities.

         On June 28, 2000, FX Energy announced that the Kleka 11, the first exploratory well drilled in the Fences project area, was an exploratory success after the well tested a calculated open flow rate of 34.3 MMcf of gas per day from a Rotliegendes sandstone reservoir. The next exploratory well, the Mieszkow 1, commenced drilling during September 2000.

         During the third quarter of 2000, FX Energy paid $5,573,931 to POGC under this agreement, leaving a remaining commitment of $10,426,069.

Note 9:           Deferred Compensation

         On August 4, 2000, FX Energy extended the term of 678,000 options that were to expire during 2000 for a period of two years, with a one-year vesting period. The extended options include 500,000 options held by officers of FX Energy, 78,000 options held by other employees of FX Energy and 100,000 options held by a consultant to FX Energy. In accordance with "Accounting for Certain Transactions Involving Stock Compensation" or FIN 44, FX Energy recognized deferred compensation of $1,566,000, including $1,188,000 covering the intrinsic value applicable to officers and employees and $378,000 covering the fair market value calculated using the Black Scholes model for consultants. The calculation was based on the date the options were extended and the deferred compensation will be amortized to expense over the one-year vesting period.

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

         Readers of this report are cautioned that any forward-looking statements, including those regarding FX Energy or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

         o the future results of drilling individual wells and other exploration and development activities;
         o uncertainties regarding drilling potential and expected results;
         o the availability of required additional capital and the terms on which it can be obtained;
         o the inability to estimate precisely the hydrocarbon potential of any exploration prospect or the related risks;
         o future variations in well performance as compared to initial test data;
         o future events that may result in the need for additional capital;
         o        fluctuations in prices for oil and gas;
         o uncertainties of certain terms to be determined in the future relating to FX Energy's oil and gas interests, including exploitation fees, royalty rates and other matters;
         o future drilling and other exploration schedules and sequences for various wells and other activities;
         o uncertainties regarding estimates of hydrocarbon reserves, production rates, accumulations and recoveries;
         o uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Poland;
         o the future ability of FX Energy to attract strategic partners to share the costs of exploration, exploitation, development and acquisition activities; and
         o future plans and the financial and technical resources of strategic partners.

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

Results of Operations by Business Segment

         FX Energy operates within two segments of the oil and gas industry: the exploration and production segment and the contract servicing segment. Mining, which consisted solely of gold exploration on FX Energy's Sudety Project Area in Poland, has been discontinued and is excluded from the following discussion. Depreciation, depletion and amortization costs ("DD&A") and general and administrative costs ("G&A") directly associated with their respective segments are detailed within the following discussion. Amortization of deferred compensation, interest income, other income and officer loan impairment are not allocated to individual operating segments for management or segment reporting purposes and are discussed in their entirety following the segment discussion.

         Comparison of the third quarter of 2000 to the third quarter of 1999

         E&P - Oil and Gas Segment

         A summary of the percentage change in oil revenues, average oil prices, production volumes and lifting costs per barrel for the third quarters of 2000 and 1999, as compared to their respective prior year's period, is set forth in the following table:

                                                                    Quarter ended September 30,
                                                               --------------------------------------
                                                                     2000                1999
                                                               ------------------  ------------------
Oil revenues.................................................         $  664,000          $  452,000
  Percent change versus prior year's quarter.................               +47%                +64%

Average oil price............................................          $   27.60           $   18.02
  Percent change versus prior year's quarter.................               +53%                +93%

Production volumes (bbls)....................................             24,069              25,075
  Percent change versus prior year's quarter.................                -4%                -15%

Lifting cost per barrel......................................          $   11.86           $    8.65
  Percent change versus prior year's quarter.................               +37%                +11%

         Oil Revenues. Oil revenues were $664,000 during the third quarter of 2000, an increase of $212,000, as compared to $452,000 during the same period of 1999. During the third quarters of 2000 and 1999, FX Energy's oil revenues were positively affected by increased oil prices and negatively affected by lower production rates attributable to the natural production declines of FX Energy's producing properties.

         Lease Operating Costs. FX Energy's lease operating costs are composed of normal recurring lease operating expenses ("LOE") and production taxes. Lease operating costs were $365,000 during the third quarter of 2000, an increase of $136,000, as compared to $229,000 during the same period of 1999. A comparative discussion of each component of lease operating costs incurred during the third quarter of 2000 and 1999 follows:

         LOE was $285,000 during the third quarter of 2000, an increase of $68,000, as compared to $217,000 during the same period of 1999. During the third quarter of 2000, FX Energy plugged and abandoned ten inactive wells on the Cut Bank Sand Unit, its principal producing property, at a net cost of approximately $92,000. During the third quarter of 1999, FX Energy deferred workovers and reduced its LOE by utilizing a redesigned pattern of injecting fluids into the Cut Bank Sand Unit, which was initiated during the first quarter of 1999.

         Production taxes were $80,000 during the third quarter of 2000, an increase of $68,000, as compared to $12,000 during the same period of 1999. During 1999, the state of Montana passed legislation to reduce the production tax rate to as low as 0.5% for stripper oil wells. The legislation also included a provision whereby the production tax rate would increase to as much as 12.8% for stripper wells if the average price of west Texas intermediate crude oil ("WTI") exceeded $30 per barrel during any calendar quarter. In the event the price of WTI exceeded $30 per barrel, the higher tax rate would apply to all production during the then-current calendar quarter. During the third quarter of 2000, WTI exceeded $30 per barrel, resulting in substantially higher production taxes during the third quarter of 2000, as compared to the same period of 1999. During the third quarters of 2000 and 1999, production taxes averaged approximately 11.98% and 0.03% of oil revenues, respectively.

         Exploration Costs. FX Energy's exploration costs consist of geological and geophysical costs ("G&G"), exploratory dry holes and nonproducing leasehold impairments. Exploration costs were $2,293,000 during the third quarter of 2000, an increase of $1,349,000, as compared to $944,000 during the same period of 1999. Exploration costs include $12,000 of G&G costs relating to gold exploration in Poland incurred during the third quarter of 1999, which are excluded from the following discussion of each component of exploration costs:

         G&G costs were $1,324,000 during the third quarter of 2000, an increase of $972,000, as compared to $352,000 during the same period of 1999. During the third quarter of 2000, FX Energy spent $1,050,000 on acquiring 3-D seismic data on two separate areas within its Fences project area in western Poland. During the third quarter of 1999, FX Energy's G&G costs were primarily covered by Apache Corporation ("Apache") in accordance with the Apache Exploration Program terms, except for the Pomeranian and Warsaw West project areas, where FX Energy spent $140,000 and $97,000, respectively, primarily on reprocessing 2-D seismic data. G&G costs will continue to fluctuate from period to period, based on FX Energy's level of exploratory activity in Poland and the respective cost participation percentage of FX Energy's industry partners.

         Exploratory dry hole costs were $969,000 during the third quarter of 2000, an increase of $389,000, as compared to $580,000 during the same period of 1999. During the third quarter of 2000, FX Energy drilled the Wilga 4 on the Lublin Basin project area, which subsequently was determined to be an exploratory dry hole on August 31, 2000, at a cost of approximately $838,000. Also, during the third quarter of 2000, FX Energy incurred $131,000 of additional costs associated with the Wilga 3 well, an exploratory dry hole drilled on the Lublin Basin project area during the second quarter of 2000. During the third quarter of 1999, FX Energy wrote off $580,000 of costs associated with reentering the Stryszawa 2K well in the Lachowice area of southern Poland after the well did not obtain a commercial production rate.

         There were no nonproducing leasehold impairments during the third quarters of 2000 and 1999. As of September 30, 2000, FX Energy had capitalized unproved property costs of $1,400,000, including $18,000 domestically and $1,382,000 in Poland. Nonproducing leasehold impairments will vary from period to period based on FX Energy's determination that capitalized costs of unproved properties, on a property-by-property basis, are not realizable.

         DD&A Expense - E&P. DD&A expense for producing properties was $20,000 for the third quarter of 2000, an increase of $8,000, as compared to $12,000 during the same period of 1999. The DD&A rate per barrel for the third quarter of 2000 was $0.81, an increase of $0.34, as compared to $0.47 during the same period of 1999. The DD&A rate increase for the third quarter of 2000, as compared to the same period of 1999, was due principally to a 29% reduction in estimated proved reserves as of December 31, 1999, as compared to December 31, 1998.

         Apache Poland G&A Costs. Apache Poland G&A costs consist of FX Energy's share of direct overhead costs incurred by Apache in Poland in accordance with terms of the Apache Exploration Program. Apache Poland G&A costs were $558,000 during the third quarter of 2000, as compared to no Apache Poland G&A costs during the same period of 1999. Prior to July 1, 2000, Apache covered all of FX Energy's pro rata share of Apache Poland G&A costs. Effective July 1, 2000, FX Energy began paying approximately 35% of Apache Poland G&A costs, to be adjusted as each of Apache's remaining drilling requirements are completed, up to a maximum of 50%. The annual budgeted amount of Apache Poland G&A costs is subject to advance joint approval by FX Energy and Apache.

         Contract Servicing

         Contract Servicing Revenues. Contract servicing revenues were $587,000 during the third quarter of 2000, an increase of $176,000, as compared to $411,000 during the same period of 1999. The increase in revenue during the third quarter of 2000, as compared to the same period of 1999, was primarily due to improved market conditions as a result of higher oil prices. During the third quarters of 2000 and 1999, FX Energy's contract servicing segment generated gross profit before depreciation of $147,000 and $162,000, respectively. Contract servicing revenues will continue to fluctuate period to period based on market conditions, the degree of emphasis on utilizing equipment on Company owned properties and other factors.

         Contract Servicing Costs. Contract servicing costs were $440,000 during the third quarter of 2000, an increase of $191,000, as compared to $249,000 for the same period of 1999. In general, contract servicing costs are directly related to contract servicing revenues. During the third quarters of 2000 and 1999, contract servicing costs were 75% and 61%, respectively, of contract servicing revenues. Contract servicing costs will continue to fluctuate period to period based on the contract servicing revenues generated, market conditions, degree of emphasis on utilizing equipment on Company owned properties and other factors.

         DD&A Expense - Contract Servicing. DD&A expense for contract servicing was $62,000 during the third quarter of 2000, a decrease of $18,000, as compared to $80,000 during the same period of 1999, primarily due to capital items being depreciated during the third quarter of 1999 subsequently becoming fully depreciated prior to or during the third quarter of 2000.

         Nonsegmented Information

         DD&A Expense - Corporate. DD&A expense for corporate activities was $13,000 during the third quarter of 2000, a decrease of $11,000, as compared to $24,000 during the same period of 1999. The decrease during the third quarter of 2000, as compared to the same period of 1999, is primarily the result of office equipment, furniture and software being depreciated during the third quarter of 1999 subsequently becoming fully depreciated prior to or during the third quarter of 2000.

         G&A Costs. G&A costs were $609,000 during the third quarter of 2000, an increase of $58,000, as compared to $551,000 for the same period of 1999. During the third quarter of 2000, FX Energy incurred more domestic G&A costs relating to expanding its presence in Poland, as compared to the same period of 1999. G&A costs are expected to continue at current or higher levels, with fluctuations from period to period primarily due to the level of FX Energy's activities in Poland.

         Amortization of Deferred Compensation. Amortization of deferred compensation was $261,000 for the third quarter of 2000, as compared to no amortization of deferred compensation during the same period of 1999. On August 4, 2000, FX Energy extended the term of 678,000 options that were to expire during 2000 for a period of two years, with a one-year vesting period. In accordance with FIN 44, FX Energy will incur deferred compensation cost of $1,566,000, including $1,188,000 covering the intrinsic value applicable to officers and employees and $378,000 covering the fair market value calculated using the Black Scholes model for consultants, amortized to expense over the one-year vesting period.

         Interest and Other Income. Interest and other income was $179,000 during the third quarter of 2000, an increase of $24,000, as compared to $155,000 during the same period of 1999. FX Energy's cash and marketable debt securities average balances during the third quarter of 2000 were slightly higher, as compared to the same period of 1999. As a result, interest income was $179,000 during the third quarter of 2000, an increase of $26,000, as compared to $153,000 during the same period of 1999.

         Officer Loan Impairment. Officer loan impairment was $597,000 for the third quarter of 2000, as compared to no officer loan impairment for the same period of 1999. In accordance with SFAS 114, FX Energy recorded an officer loan impairment of $597,000 for the third quarter of 2000. The book value of the notes receivable from officers totaled $766,000 as of September 30, 2000, representing principal and interest of $2,142,000 reduced by a cumulative impairment allowance of $1,376,000. The notes receivable from officers are collateralized by 233,340 shares of FX Energy's common stock. The impairment allowance will continue to be adjusted quarterly based on the market value of the collateral shares.

         Comparison of the first nine months of 2000 to the first nine months of 1999

         E&P - Oil and Gas Segment

         A summary of the percentage change in oil revenues, average oil prices, production volumes and lifting costs per barrel for the first nine months of 2000 and 1999, as compared to their respective prior year's period, is set forth in the following table:

                                                                     Nine Months Ended September 30,
                                                               ---------------------------------------------
                                                                       2000                    1999
                                                               ---------------------   ---------------------
Oil revenues.................................................           $ 1,874,000             $ 1,046,000
  Percent change versus prior year's first nine months.......                  +79%                    +19%

Average oil price............................................             $   25.79               $   13.59
  Percent change versus prior year's first nine months.......                  +90%                    +33%

Production volumes (bbls)....................................                72,662                  76,970
  Percent change versus prior year's first nine months.......                   -6%                    -11%

Lifting costs per barrel.....................................             $   11.32               $    8.20
  Percent change versus prior year's first nine months.......                  +38%                     -3%

         Oil Revenues. Oil revenues were $1,874,000 during the first nine months of 2000, an increase of $828,000, as compared to $1,046,000 during the same period of 1999. During the first nine months of 2000 and 1999, FX Energy's oil revenues were positively affected by increased oil prices and negatively affected by lower production rates attributable to the natural production declines of FX Energy's producing properties.

         Lease Operating Costs. Lease operating costs were $918,000 during the first nine months of 2000, an increase of $236,000, as compared to $682,000 during the same period of 1999. A comparative discussion of each component of lease operating costs incurred during the first nine months of 2000 and 1999 follows:

         LOE was $822,000 during the first nine months of 2000, an increase of $191,000, as compared to $631,000 during the same period of 1999. During the first nine months of 2000, FX Energy incurred substantially more workover, maintenance and repair costs as it completed work that had been postponed due to low oil prices during 1999. Also, during the first nine months of 2000, FX Energy plugged and abandoned ten inactive wells on the Cut Bank Sand Unit. During the first nine months of 1999, FX

Energy deferred workovers and redesigned the pattern of injecting fluids into the Cut Bank Sand Unit in an effort to reduce its operating costs.

         Production taxes were $96,000 during the first nine months of 2000, an increase of $45,000 as compared to $51,000 during the same period of 1999. During 1999, the state of Montana passed legislation to reduce the production tax rate to as low as 0.5% for stripper oil wells. The legislation also included a provision whereby the production tax rate would increase to as much as 12.8% for stripper wells if the average price of WTI exceeded $30 per barrel during any calendar quarter. In the event the price of WTI exceeded $30 per barrel, the higher tax rate would apply to all production during the then-current calendar quarter. During the third quarter of 2000, WTI exceeded $30 per barrel, resulting in a higher effective production tax rate during the first nine months of 2000, as compared to the same period of 1999. During the first nine months of 2000 and 1999, production taxes averaged approximately 5.1% and 4.9% of oil revenues, respectively.

         Exploration Costs. Exploration costs were $5,061,000 during the first nine months of 2000, an increase of $3,743,000, as compared to $1,318,000 during the same period of 1999. Exploration costs include $31,000 of G&G costs relating to gold exploration in Poland incurred during the first nine months of 1999, which are excluded from the following discussion of each component of exploration costs:

         G&G costs were $2,488,000 during the first nine months of 2000, an increase of $1,814,000, as compared to $674,000 during the same period of 1999. During the first nine months of 1999, FX Energy spent $1,050,000 on acquiring 3-D seismic data on two separate areas within the Fences project area and $1,078,000 on acquiring and processing 2-D seismic data on areas within FX Energy's Area of Mutual Interest with Apache in Poland. During the first nine months of 1999, FX Energy's G&G costs were primarily covered by Apache in accordance with the Apache Exploration Program terms, except for the Pomeranian and Warsaw West project areas, where FX Energy spent $168,000 and $97,000, respectively, primarily on reprocessing 2-D seismic data. G&G costs will continue to fluctuate from period to period, based on FX Energy's level of exploratory activity in Poland and the respective cost participation percentage of FX Energy's industry partners.

         Exploratory dry hole costs were $1,898,000 during the first nine months of 2000, an increase of $1,285,000, as compared to $613,000 during the first nine months of 1999. During the first nine months of 2000, FX Energy drilled the Wilga 3 and Wilga 4 wells, both of which were subsequently determined to be exploratory dry holes at a cost of $1,060,000 and $838,000, respectively. During the first nine months of 1999, FX Energy wrote off $580,000 relating to the cost of reentering the Stryszawa 2K in the Lachowice area after the well did not obtain a commercial production rate and incurred $33,000 of additional costs relating to the Gladysze 1A, an exploratory dry hole drilled in Poland on the Baltic project area during 1997.

         Nonproducing leasehold impairments were $674,000 during the first nine months of 2000, as compared to no nonproducing leasehold impairments during 1999. During the first nine months of 2000, FX Energy wrote off $674,000 of nonproducing leasehold costs relating to the Williston Basin in North Dakota, where it has no further exploration plans. As of September 30, 2000, FX Energy had capitalized unproved property costs of $1,400,000, including $18,000 domestically and $1,382,000 in Poland. Nonproducing leasehold impairments will continue to vary from period to period based on FX Energy's determination that capitalized costs of unproved properties, on a property-by-property basis, are not realizable.

         DD&A Expense - E&P. DD&A expense for producing properties was $54,000 for the first nine months of 2000, an increase of $14,000, as compared to $40,000 during the same period of 1999. The DD&A rate per barrel for the first nine months of 2000 was $0.74, an increase of $0.22, as compared to $0.52 during the same period of 1999. The DD&A rate increase for the first nine months of 2000, as compared to the same period of 1999, was due principally to a 29% reduction in estimated proved reserves as of December 31, 1999, as compared to December 31, 1998.

         Apache Poland G&A Costs. Apache Poland G&A costs were $558,000 during the first nine months of 2000, as compared to no Apache Poland G&A costs during the same period of 1999. Prior to July 1, 2000, Apache covered all of FX Energy's pro rata share of Apache Poland G&A costs. Effective July 1, 2000, FX Energy began paying approximately 35% of Apache Poland G&A costs, to be adjusted as each of Apache's remaining drilling requirements are completed, up to a maximum of 50%. The annual budgeted amount of Apache Poland G&A costs is subject to advance joint approval by FX Energy and Apache.

         Contract Services - Oil and Gas Segment

         Contract Servicing Revenues. Contract servicing revenues were $973,000 during the first nine months of 2000, an increase of $384,000, as compared to $589,000 during the first nine months of 1999. The increase in revenue during the first nine months of 2000, as compared to the same period of 1999, was primarily due to improved market conditions as a result of higher oil prices. During the first nine months of 2000 and 1999, FX Energy's contract servicing segment generated gross profit before depreciation of $198,000 and $207,000, respectively. Contract servicing revenues will continue to fluctuate period to period based on market conditions, the degree of emphasis on utilizing equipment on Company owned properties and other factors.

         Contract Servicing Costs. Contract servicing costs were $774,000 during the first nine months of 2000, an increase of $391,000, as compared to $383,000 for the same period of 1999. In general, contract servicing costs are directly related to contract servicing revenues. During the first nine months of 2000 and 1999, contract servicing costs were 80% and 65%, respectively, of contract servicing revenues. Contract servicing costs will continue to fluctuate period to period based on the contract servicing revenues generated, market conditions, degree of emphasis on utilizing equipment on Company owned properties and other factors.

         DD&A Expense - Contract Servicing. DD&A expense for contract servicing was $170,000 during the first nine months of 2000, a decrease of $73,000, as compared to $243,000 during the same period of 1999, primarily due to capital items being depreciated during the first nine months of 1999 subsequently becoming fully depreciated prior to or during the first nine months of 2000.

         Nonsegmented Information

         DD&A Expense - Corporate. DD&A expense for corporate activities was $52,000 during the first nine months of 2000, a decrease of $34,000, as compared to $86,000 during the same period of 1999. The decrease during the first nine months of 2000, as compared to the same period of 1999, is primarily the result of office equipment, furniture and software being depreciated during the first nine months of 1999 subsequently becoming fully depreciated prior to or during the first nine months of 2000.

         G&A Costs. G&A costs were $2,011,000 during the first nine months of 2000, an increase of $181,000, as compared to $1,830,000 for the same period of 1999. During the first nine months of 2000, FX Energy incurred more domestic G&A costs relating to expanding its presence in Poland, as compared to the same period of 1999. G&A costs are expected to continue at current or higher levels, with fluctuations from period to period primarily due to the level of FX Energy's activities in Poland.

         Amortization of Deferred Compensation. Amortization of deferred compensation was $261,000 for the first nine months of 2000, as compared to no amortization of deferred compensation during the same period of 1999. On August 4, 2000, FX Energy extended the term of 678,000 options that were to expire during 2000 for a period of two years, with a one-year vesting period. In accordance with FIN 44, FX Energy will incur deferred compensation cost of $1,566,000, including $1,188,000 covering the intrinsic value applicable to officers and employees and $378,000 covering the fair market value calculated using the Black Scholes model for consultants, amortized to expense over the one-year vesting period.

         Interest and Other Income. Interest and other income was $429,000 during the first nine months of 2000, an increase of $66,000, as compared to $363,000 during the same period of 1999. FX Energy's average cash and marketable debt securities balances were slightly higher during the first nine months of 2000, as compared to the same period of 1999. As a result, FX Energy earned $421,000 of interest income during the first nine months of 2000, an increase of $62,000, as compared to $359,000 for the same period of 1999. Interest and other income will continue to fluctuate from period to period, primarily due to the average cash and marketable debt securities balances.

         Officer Loan Impairment. Officer loan impairment was $711,000 for the first nine months of 2000, as compared to no officer loan impairment for the same period of 1999. In accordance with SFAS 114, FX Energy recorded an officer loan impairment of $711,000 for the first nine months of 2000. The book value of the notes receivable from officers totaled $766,000 as of September 30, 2000, representing principal and interest of $2,142,000 reduced by a cumulative impairment allowance of $1,376,000. The notes receivable from officers are collateralized by 233,340 shares of FX Energy's common stock. The impairment allowance will continue to be adjusted quarterly based on the market value of the collateral shares.

         Financial Condition

         Working Capital. FX Energy's working capital was $5,369,000 as of September 30, 2000, a decrease of $90,000, as compared to $5,459,000 at December 31, 1999. During the first nine months of 2000, FX Energy received net cash from financing activities of $9,338,000, which was offset by $6,998,000 of cash used in operating activities and $2,727,000 of cash used in investing activities, as set forth in the following discussion:

         Operating Activities. Net cash used in operating activities was $6,998,000 during the first nine months of 2000, an increase of $3,285,000, as compared to $3,173,000 for the same period of 1999. During the first nine months of 2000, FX Energy had a net loss after noncash operating adjustments of $5,479,000 and incurred negative net working capital changes of $1,519,000. During the first nine months of 1999, FX Energy had a net loss after operating adjustments of $2,185,000 and incurred negative net working capital changes of $988,000.

         Investing Activities. Net cash used in investing activities was $2,727,000 during the first nine months of 2000, a decrease of $718,000, as compared to $3,445,000 for the same period of 1999. During the first nine months of 2000, FX Energy spent $2,429,000 to drill the Kleka 11, $157,000 on upgrading its producing properties, $691,000 on unproved properties, $646,000 on upgrading and acquiring additional contract servicing equipment and $26,000 on miscellaneous assets. Also, during the first nine months of 2000, FX Energy spent $5,113,000 on acquiring marketable debt securities and received

$6,335,000 from maturing marketable debt securities. During the first nine months of 1999, FX Energy spent $78,000 on upgrading its producing properties, a net amount of $305,000 on unproved properties, $63,000 on upgrading its drilling well servicing equipment and $17,000 on miscellaneous assets. Also, during the first nine months of 1999, FX Energy spent $6,139,000 on acquiring marketable debt securities and received $3,157,000 from maturing marketable debt securities.

         Financing Activities. Net cash provided by financing activities was $9,338,000 during the first nine months of 2000, an increase of $2,869,000, as compared to $6,469,000 for the same period of 1999. During the first nine months of 2000, FX Energy realized net proceeds after offering costs of $9,272,000 from the sale of 2,969,000 shares of FX Energy's common stock and $65,000 from the exercise of options and warrants to purchase 31,072 shares of FX Energy's common stock. During the first nine months of 1999, FX Energy advanced two of its officers a total of $598,000, realized net proceeds after offering costs of $7,054,000 from the sale of 1,792,500 shares of FX Energy's common stock and $13,000 from the exercise of options to purchase 2,000 shares of FX Energy's common stock.

Capital Requirements

         As of September 30, 2000, FX Energy had approximately $5.3 million of cash, cash equivalents and marketable debt securities with no long-term debt. FX Energy believes this amount will be sufficient to cover its present minimum exploration and operating commitments through 2000 and into 2001. In order to fully fund its current planned exploration and development activities beyond early 2001, FX Energy will need additional debt or equity capital.

         FX Energy has initiated discussions with commercial lenders and gas purchasers for possible project funding related to its Kleka 11 discovery and possible other future discoveries. If FX Energy is not able to obtain such funding, it may need additional capital from other sources to fund the balance of its capital expenditure budget for the Fences project area and other planned activities.

         Fences Project Area. FX Energy has agreed to spend $16.0 million of exploration and development costs on the Fences project area to earn a 49% interest. To date, FX Energy has paid approximately $5.6 million of this commitment, including $2.4 million to drill the Kleka 11, a $1.0 million advance to commence drilling the Mieszkow 1 and $2.2 million to commence two separate 3-D seismic surveys. After FX Energy completes its $16.0 million commitment, POGC will begin bearing its 51% share of further costs.

         FX Energy expects to utilize any net revenue it receives from the development of its Kleka 11 discovery and other future discoveries in the Fences project area to supplement its capital from other sources to further explore and develop the Fences project area.

         Apache Exploration Program. During the remainder of 2000 and early 2001, FX Energy expects to have substantially all of its share of exploration activities relating to the Apache Exploration Program paid for by Apache. Apache is required to cover FX Energy's share of costs to drill three exploratory wells and to acquire approximately 340 kilometers of 2-D seismic data.

         On October 23, 2000, Apache commenced drilling the Tuchola 108-2, an exploratory well on the Pomeranian project area in northwest Poland in which FX Energy has a 42.5% working interest. Before the end of 2000, Apache plans to commence drilling the Annapol 254-1, an exploratory well on the West Warsaw project area in central Poland in which FX Energy has a 50% working interest. During 2001, Apache plans to drill an additional exploratory well in a yet to be determined location in Poland. Apache will cover FX Energy's share of costs for all three of the aforementioned exploratory wells.

         FX Energy is evaluating its Wilga project area with Apache and POGC. Under the terms of FX Energy's agreement with Apache and POGC, any party has the right to propose that certain activities be undertaken, elect to participate in activities proposed by others or elect not to participate. If a party elects not to participate in specific activities, the other parties nevertheless have the right to proceed.

         Other. If FX Energy has the opportunity to participate in additional appraisal, development or exploration projects with POGC, it may be required to obtain additional capital. FX Energy expects to incur minimal exploration expenditures on its Baltic project area in Poland during the remainder of 2000 and 2001. Similarly, FX Energy expects to incur minimal exploration, appraisal and development expenditures on its domestic operations during the remainder of 2000 and 2001.

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

                                    PART II.
                                OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are included as part of this report:

             SEC
 Exhibit  Reference
  Number   Number           Title of Document                         Location
--------------------------------------------------------------------------------

   3.01      3      Restated and Amended Articles of Incorporation   This Filing

  10.01      10     Option Extensions with related schedules         This Filing

  27.01      27     Financial Data Schedule                          This Filing

(b)      Reports on form 8-K

         During the quarter ended September 30, 2000, FX Energy filed the following items on Form 8-K:

             Date of Event Reported               Item(s) Reported
             ----------------------               ----------------
                August 31, 2000                 Item 5. Other Events
               September 12, 2000               Item 5. Other Events
               September 28, 2000               Item 5. Other Events

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

                                          FX ENERGY, INC.
                                          ---------------
                                            (Registrant)


Date: November 6, 2000                    By  /s/ David N. Pierce
                                              -------------------
                                               President, Director,
                                               Chief Executive Officer

Date: November 6, 2000                    By  /s/ Dennis L. Tatum
                                              -------------------
                                               Vice-President, Treasurer and
                                               Chief Accounting Officer