Form 10-K
period 2000-12-31
FX ENERGY INC
filed 2001-03-20
CIK 907649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission File Number: 0-25386

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

Registrant's telephone number, including area code:     Telephone (801) 486-5555
                                                         Telecopy (801) 486-5575

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. As of March 15, 2001, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $89,217,000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 9, 2001, FX Energy had outstanding 17,680,235 shares of its common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE. FX Energy's definitive Proxy Statement in connection with the 2001 Annual Meeting of Stockholders is incorporated by reference in response to Part III of this Annual Report.

--------------------------------------------------------------------------------
                                 FX ENERGY, INC.
              Form 10-K for the fiscal year ended December 31, 2000
--------------------------------------------------------------------------------

                                Table of Contents

  Item                                                                     Page
-----------                                                               ------
                                     Part I

   --       Special Note on Forward-Looking Statements....................     1
1. and 2.   Business and Properties.......................................     2
    3.      Legal Proceedings.............................................    28
    4.      Submission of Matters to a Vote of Security Holders...........    28

                                     Part II
    5.      Market for Common Equity and Related Stockholder Matters......    29
    6.      Selected Consolidated Financial Data..........................    30
    7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................    32
    7A.     Qualitative and Quantitative Disclosure about Market Risk.....    40
    8.      Financial Statements and Supplementary Data...................    40
    9.      Changes and Disagreements with Accountants on Accounting
                 and Financial Disclosure.................................    40

                                    Part III
   10.      Directors and Officers of Registrant..........................    41
   11.      Executive Compensation........................................    41
   12.      Security Ownership of Certain Beneficial Owners
                 and Management...........................................    41
   13.      Certain Relationships and Related Transactions................    41

                                     Part IV
   14.      Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K.................................................    42
   --       Signature Page................................................    49
   --       Report of  Independent Accountants............................   F-1

--------------------------------------------------------------------------------
                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

         This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend" and similar words and expressions. We intend that the forward-looking statements will be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that describe our future strategic plans, goals or objectives are also forward-looking statements.

         Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

         o the future results of drilling individual wells and other exploration and development activities;

         o future variations in well performance as compared to initial test data;

         o future events that may result in the need for additional capital;

         o        the prices at which we may be able to sell oil or gas;

         o        fluctuations in prevailing prices for oil and gas;

         o uncertainties of certain terms to be determined in the future relating to our oil and gas interests, including exploitation fees, royalty rates and other matters;

         o future drilling and other exploration schedules and sequences for various wells and other activities;

         o        uncertainties    regarding   future    political,    economic,
                  regulatory, fiscal, taxation and other policies in Poland;

         o the cost of additional capital that we may require and possible related restrictions on our future operating or financing flexibility;

         o        our future ability to attract strategic  partners to share the
                  costs   of   exploration,    exploitation,   development   and
                  acquisition activities; and

         o future plans and the financial and technical resources of strategic partners.

         The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, which may not occur or which may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors detailed in this report. The forward-looking statements included in this report are made only as of the date of this report.

                                     PART I

--------------------------------------------------------------------------------
                     ITEMS 1. AND 2. BUSINESS AND PROPERTIES
--------------------------------------------------------------------------------

Introduction

         We are an independent oil and gas company focused on exploration, development and production opportunities in the Republic of Poland. With the help of our partners, we were the first western company to discover and produce gas in Poland. We also hold rights to more oil and gas exploration acreage in Poland than any other western company. Our ongoing activities are conducted under strategic alliances with the Polish Oil and Gas Company, or POGC, and/or Apache Corporation. These alliances allow us to utilize the operating and technical personnel of those companies, gain access to geological and geophysical data, manage our exploration risk and obtain other necessary support in Poland.

         We conduct exploration and development activities with our partner, POGC, in the Fences project area in western Poland under an agreement signed in 2000, whereby we will earn a 49.0% interest by spending $16.0 million of exploration costs to balance expenditures already made by POGC. In and near the Fences project area, POGC has developed and refined two exploration models: one model has resulted in four gas fields in the Rotliegendes trend associated with the Poznan Depression in the Fences project area; the other model has resulted in six gas fields in the Zechstein Reef trend associated with the Wolsztyn Block immediately west of the Fences project area. All of these fields were developed by POGC before our agreement started. Now, we are applying these two exploration models to test several structures defined by 3-D seismic on those portions of the Rotliegendes and Zechstein Reef trends located in the Fences project area.

         The Kleka 11, our first exploratory well in the Fences project area, discovered the Kleka East field and brings the number of fields in the Rotliegendes trend to five. The Kleka 11 commenced producing in February 2001 and is currently producing at a rate of approximately 4 Mmcf per day into the main POGC gas grid. The next exploratory well, the Mieszkow 1, reached planned total depth structurally low to prognosis and is currently being sidetracked and directionally drilled to a new bottom hole location. We anticipate following the Mieszkow 1 with a development well in the same structure, if warranted, or with exploratory wells based on the Zaniemysl or Donatowo 3-D seismic grids, which are expected to be available for drill site selection in the second quarter of 2001.

         We also conduct oil and gas exploration activities with Apache in four project areas in Poland, which we refer to as the Apache Exploration Program. During 2000, we and Apache completed a 2-D seismic data acquisition program covering approximately 328 kilometers and drilled an exploratory well, the Tuchola 108-2, in the Pomeranian project area. During January 2001, the Tuchola 108-2 tested at a flow rate of 9.5 Mmcf of gas per day from the Main Dolomite Reef formation at a depth between 2,535 meters and 2,595 meters. The test was limited by the capacity of the surface equipment. The Tuchola 108-2 is currently being completed.

         Our immediate goal in the Apache Exploration Program is to determine whether a trend of commercially productive Main Dolomite Reef fields exists in the Pomeranian project area similar to the Main Dolomite Reef trend that produces from a number of fields on the southern side of Poland's Permian Basin. Accordingly, we will move the rig that drilled the Tuchola 108-2 to a location (the Chojnice 108-6) three kilometers northwest of the Tuchola 108-2, where we will test a Main Dolomite Reef target at a depth of approximately 2,500 meters. We have also started a 2-D seismic acquisition program covering approximately 280 kilometers during the first half of 2001 to confirm a number of Main Dolomite Reef leads that appear to be on trend with the Tuchola 108-2 discovery. Under terms of the Apache Exploration Program, Apache will cover our 42.5% share of costs to drill the Tuchola 108-2 and Chojnice 108-6 exploratory wells. We will be responsible for our share of all further costs on the Pomeranian project area.

         During the balance of 2001, we expect to continue acquiring seismic and drilling wells in the Fences project area with POGC and the Pomeranian project area with Apache and POGC, in each case seeking to capitalize on successes in identified geological trends. We also expect to advance our discussions with POGC concerning the possible acquisition of an interest in producing properties.

Business Strategy

         Our business strategy remains focused on Poland, where we compensate for our small size by leveraging the financial and technical resources of our larger partners in what have become strategic relationships. We seek the potential rewards of high potential exploration opportunities while endeavoring to minimize our exposure to the risks normally associated with exploration. The principal components of our business strategy are as follows:

         Focus on Poland

         We believe Poland is an attractive oil and gas exploration and production opportunity because of its known productive basins, its limited oil and gas exploration and development and its heavy dependence on oil and gas imports. Poland's industrial infrastructure and fiscal regime favorable to foreign investment reinforce the attractiveness of Poland.

         Apply Technical and Financial Leverage

         POGC has developed 3-D seismic-based exploration models that have been refined since the mid-1990s in the Rotliegendes and Zechstein Reef trends in western Poland. We are using these models to explore and develop the Rotliegendes and Zechstein Reef trends in our Fences project area without incurring the cost of developing those models. In addition, we believe the Fences project area is well suited to debt funding. Accordingly, we are seeking capital from power development companies, banks and other lenders to fund the majority of development costs in the Fences project area. The recent Tuchola 108-2 discovery in the Main Dolomite Reef formation, if confirmed by additional seismic and drilling, may give us a third such trend where we can apply mature exploration models and where the criteria for project financing may be reached at a relatively early stage. It also represents the successful use of financial leverage directly resulting from Apache covering our share of costs for initial exploratory wells under the Apache Exploration Program.

         Reduce our Exploration Risk Profile

         Historically, we have managed exploration risk by limiting capital exposure. Now, we are also managing exploration risk by focusing on the use of tested exploration models in known producing trends. The Fences project area represents a relatively lower risk area because of its production history and because we are able to use exploration models developed by POGC for this area. The Main Dolomite Reef trend, if confirmed in the Pomeranian project area, should also have a lower risk profile because of its similarity to the more fully explored analog trend along the southern edge of Poland's Permian Basin.

Strategic Relationships

         Polish Oil and Gas Company

         POGC is a fully integrated oil and gas company owned by the Treasury of the Republic of Poland. Our strategic alliance with POGC provides us with access to important exploration data as well as technical and operational support. POGC has granted us and Apache each the right to earn up to a one-third interest in POGC-controlled acreage near our Lublin, Pomeranian and Carpathian project areas. In turn, we and Apache have granted POGC an option to earn up to a one-third interest in our Lublin, Pomeranian and Carpathian project areas. As previously indicated, we signed an agreement during 2000 to participate with POGC in the Fences project area, where POGC is the operator. In addition, we have made proposals to participate in additional appraisal, development or exploration projects with POGC. We believe that our relationship with POGC will provide additional opportunities in Poland.

         Apache Corporation

         Apache is a leading independent exploration and production company based in the United States with extensive operations in the United States, Canada, Australia, Egypt, Poland and China. We and Apache have joint operating agreements on our Pomeranian, Warsaw West, Lublin and Carpathian project areas with Apache as operator. Apache does not participate in our Fences or Baltic project areas. Under the terms of the Apache Exploration Program, Apache has covered our share of the costs to drill the equivalent of nine exploratory wells and to acquire over 1,661 kilometers of 2-D seismic data to date. During 2001, Apache will cover our share of costs to drill the Chojnice 108-6, the tenth and final carried exploratory well in Poland.

         Rolls Royce Power Ventures

         In March 2001, we signed an agreement with Rolls-Royce Power Ventures Limited, or RRPV, London, England, that provides RRPV with an option on gas supplies from our wells in Poland. The gas will be used to support the development of a planned RRPV power project in Poland. While our agreement with RRPV covers only a single planned power project, it is possible this arrangement may grow to include other projects and expand into a strategic relationship. Under the agreement, RRPV is providing us with $5.0 million to be used for exploration and development of gas reserves in Poland. We do not expect RRPV to require gas until 2002 or later. In the interim, we expect to sell our Polish gas production to POGC under our existing gas sales agreement.

Assumptions

         References to us in this report include FX Energy, Inc., our subsidiaries and the entities or enterprises organized under Polish law in which we have an interest and through which we conduct our activities in that country. As discussed, we have entered into arrangements with POGC and Apache through which each company has separate rights to participate in various activities and projects in Poland.

         For the purposes of presenting information in this report, all gross and net well and acreage positions in Poland assume the following:

         o POGC does not exercise its rights to participate in the portions of the areas controlled by us and Apache, except where it has elected to participate with the interest indicated prior to the date of this report; and

         o We and Apache each will exercise our respective options to participate in POGC-controlled acreage at 33.3% each.

         All historical production and test data about Poland, excluding wells in which we have participated, have been derived from information furnished by either POGC or the Polish Ministry of Environmental Protection, Natural Resources and Forestry.

The Republic of Poland

         The Republic of Poland, with a population of approximately 39 million people, peacefully asserted its independence in 1989 and adopted a new constitution that established a parliamentary democracy. Since 1989, Poland has enacted comprehensive economic reform programs and stabilization measures that have enabled it to form a free-market economy that is currently one of the fastest growing in eastern Europe, with annual growth rates of approximately 5% and estimated annual inflation rates ranging from 7.4% and 9.5% between 1998 and 2000.

         Poland's international trade has also undergone significant progress. Since 1989, Poland's economic ties have turned from the east to the west, with most of its current international trade with the countries of the European Union and the United States. The Polish government credits foreign investment as a forceful growth factor, generating over one third of the country's total investment and acting as a powerful restraint on unemployment. According to the Polish Foreign Investment Agency, or PAIZ, cumulative foreign direct investment flows into Poland is estimated to have aggregated approximately $43.0 billion through mid-2000, including approximately $3.7 billion during the first half of 2000.

         Since its relatively recent transition to a market economy and a parliamentary democracy, Poland is continuing to experience significant economic growth and political changes. Poland has developed and is refining legal and regulatory systems characteristic of parliamentary democracies with interpretation and procedural safeguards to ensure the rule of law. The Polish government has generally taken steps to harmonize Polish legislation with that of the European Union in anticipation of Poland's entry into the European Union and to facilitate interaction with European Union members.

         Poland's legal framework and fiscal regime for oil and gas exploration and production are attractive, as Poland has actively encouraged investment by foreign companies to offset its own lack of sufficient capital to further explore and develop the country's oil and gas resources. In July 1995, Poland's Council of Ministers approved a program to restructure and privatize the Polish petroleum sector. Under this plan, the Plock refinery has been privatized as a publicly held company whose stock trades on the London and Warsaw stock exchanges. We expect that the gas distribution segments of POGC will be privatized next, followed by the exploration, production and oilfield services segment. Increased participation by Western companies using Western capital in the oil and gas sector is consistent with the approved privatization policy.

         Since 1995, the Polish corporate income tax rate has been reduced 2% per year to 30% for 2000 and 28% for 2001. Further reductions in the income tax rate of 2% per year may be enacted down to a rate of 22%. Additional tax relief may be available for certain qualifying capital investments that provide deductions during the initial years of operation under certain circumstances.

         Since the 1850s, when oil was first commercially produced in Poland, in excess of 122 MMBbls of oil and 2.6 Tcf of gas in the southeastern Carpathian region and 24 MMBbls of oil and 2.3 Tcf of gas in the western Polish Permian Basin trend have been produced to date. Prior to becoming a parliamentary democracy during 1989, the exploration and development of Poland's oil and gas resources were hindered by a combination of foreign influence, a centrally controlled economy, limited financial resources and a lack of modern exploration technology. In the early 1990s, the World Bank lent Poland $250 million, drawn down over five years, to fund the purchase of new exploration and drilling equipment. Poland currently has estimated oil reserves of approximately 115.0 MMBbls of oil and imports, approximately 98% of its annual oil consumption needs, primarily from countries of the former Soviet Union and the Middle East. Poland also currently has estimated gas reserves of approximately 5.0 Tcf and imports approximately more than 70% of its annual gas consumption needs, primarily from countries of the former Soviet Union. Poland is about the size of New Mexico and contains approximately 77.3 million acres. As of the date of this report, we had exploration rights to approximately 14.4 million of those acres.

         During 1999, Poland joined NATO and has set an objective of joining the European Union by 2003. In order to achieve member status in the European Union, Poland must raise its environmental standards. Currently, coal is the dominant energy source, accounting for 94% of energy production and 65% of energy usage in Poland as recently as 1998. Increased consumption of natural gas, as an alternative to coal, is considered to be a key component in meeting the European Union's strict environmental guidelines for its members. The demand for gas in Poland is expected to double over the next ten years, primarily due to increased economic growth and conversion to gas from coal as an energy source for power plants.

         Poland has crude oil pipelines serving the major refineries and a network of gas pipelines serving major metropolitan, commercial, industrial and gas production areas, including significant portions of our acreage. Poland has a well-developed infrastructure of hard-surfaced roads and railways over which we believe oil produced could be transported for sale. There are refineries in Gdansk and Plock in Poland and one in Germany near the western Polish border that we believe could process any crude oil we may produce in Poland. All facilities and pipelines currently used to gather and transport oil and gas in Poland are owned by POGC.

Exploration, Development and Production Activities in Poland

         Polish Exploration Rights

         As of December 31, 2000, our oil and gas exploration rights in Poland were comprised of the following gross acreage components:

                                                                  POGC-Controlled Areas (1)
                                               FX Energy      -----------------------------------     Total Gross
                                            Concessions (1)     Concessions         Exclusive          Acreage
                                            ----------------  -----------------  ----------------  -----------------
                                                            (Rounded to the nearest 100,000 acre)
         Project Area:
           Fences (2)......................            --            300,000                 --           300,000

           Apache Exploration Program (3)
             Lublin Basin..................     3,300,000            600,000                 --         3,900,000
             Carpathian....................     1,400,000            200,000          1,300,000         2,900,000
             Pomeranian....................     2,200,000                 --          1,300,000         3,500,000
             Warsaw West...................     2,900,000                 --                 --         2,900,000
                                            ----------------  -----------------  ----------------  -----------------
               Total.......................     9,800,000            800,000          2,600,000        13,200,000
                                            ----------------  -----------------  ----------------  -----------------

           Baltic Project Area (4).........       900,000                 --                 --           900,000
                                            ----------------  -----------------  ----------------  -----------------
             Total gross acreage...........    10,700,000          1,100,000          2,600,000        14,400,000
                                            ================  =================  ================  =================

--------------------------

         (1) In the Apache Exploration Program, POGC-controlled areas include approximately 0.8 million acres of existing POGC Concessions and approximately 2.6 million acres for which POGC has been granted the exclusive right to obtain concessions by the government of Poland. We and Apache each have separate options to participate in the exploration of POGC-controlled areas, with up to a one-third interest each. In turn, POGC has an option to participate with up to a one-third interest, determined on a block-by-block basis, in the exploration of the FX Energy Concession portion of the respective areas. The Warsaw West and the Baltic project areas are not subject to POGC options.
         (2) On April 11, 2000, we entered into an agreement with POGC to earn a 49.0% interest in the Fences project area by spending $16.0 million of exploration costs.
         (3) We and Apache each have a 50.0% beneficial interest in all FX Energy Concessions within the Apache Exploration Program.
         (4)      We own 100% of the Baltic project area.

         As we continually explore and evaluate our acreage in Poland, we expect to increasingly focus our operational and financial efforts on known productive trends and recent discoveries. As we do so, we may elect not to retain our interest in acreage that we determine carries a higher exploration risk.

         Fences Project Area

         Fences Project Area Exploration Agreement

         On April 11, 2000, we agreed to spend $16.0 million of exploration costs on the Fences project area to earn a 49.0% interest. When expenditures exceed $16.0 million, POGC will pay its 51.0% share of further costs. During 2000, we paid $6.7 million to POGC under this agreement, including approximately $4.6 million for drilling activities and $2.1 million for 3-D seismic activities. Upon completion of the Mieszkow 1 well and the 3-D seismic grids at Donatowo and Zaniemysl, we will have expended a total of approximately $9.6 million, leaving a remaining commitment of approximately $6.4 million.

         The Fences project area consists of approximately 300,000 gross acres in a region of west central Poland encompassing significant portions of two gas-producing trends. The following description of POGC's prior activity in the Rotliegendes trend associated with the Poznan Depression and in the Zechstein Reef trend associated with the Wolsztyn Block indicates the success POGC has had with exploration models that we are now using:

         The Rotliegendes Trend

         In the Rotliegendes trend associated with the Poznan Depression, POGC has discovered four fields: Kaleje, Kleka, Radlin and Jarocin. Our recent Kleka East discovery brings the number of fields in this trend to five; if successful, the Mieszkow 1 well would raise the total to six fields. The Rotliegendes trend continues for approximately 45 kilometers within the Fences project area. Extensive drilling by POGC shows that reservoir quality is relatively uniform throughout the Rotliegendes trend. All structural traps drilled by POGC to date contain gas accumulations, with the size of the accumulation approximately proportionate to the size of the structure. During the past two years, POGC has acquired 3-D seismic data over the entire trend within the Fences project area, except for a gap of approximately 100 square kilometers in the Zaniemysl area. During 2000, we completed field acquisition of 3-D seismic to fill this gap. During 2001, we intend to finish processing and interpreting the Zaniemysl 3-D seismic grid and, if warranted, drill an exploratory well as funding permits.

         Our first structural target in the Fences project area was Kleka East, a 3-D seismic-defined Rotliegendes prospect approximately two kilometers southeast of POGC's three well Kleka field. Our Kleka 11 well began producing in February 2001 and is currently producing at a rate of approximately 4 Mmcf per day. The next exploratory well, the Mieszkow 1, reached planned total depth structurally low to prognosis and is currently being sidetracked and directionally drilled to a new bottom hole location. During the second quarter of 2001, we will evaluate the results of the Mieszkow 1 and the Zaniemysl 3-D seismic grid to select sites for additional drilling.

         The Zechstein Reef Trend

         In the Zechstein Reef trend, POGC has discovered gas in six Zechstein Reef buildups in a 35-kilometer stretch along the Wolsztyn Block immediately west of the Fences project area. These fields consist of Koscian, Rensko, Bonikowo, Wielichowo, Ruchocice and Racot. When drilling on 3-D seismic data in the Zechstein Reef trend, every Zechstein Reef prospect POGC has drilled has contained hydrocarbons, and 24 of 27 wells (89%) have been completed for production. We believe this success rate is attributable to specific 3-D processing techniques that POGC has developed to identify areas of probable porosity within these reefs. The Zechstein Reef trend appears to run approximately 45 kilometers inside the Fences project area before continuing to the southeast.

         We have completed field acquisition on an approximately 100 square kilometer 3-D seismic grid in the Donatowo area in the western portion of the Fences project area. This 3-D seismic grid covers several apparent Zechstein Reef buildups identified by 2-D seismic data acquired by POGC. As funding permits, we will continue to acquire additional 3-D seismic data along the Zechstein Reef trend in the Fences project area. During 2001, we intend to finish processing and interpreting the Donatowo 3-D seismic grid and, if warranted, drill an exploratory well as funding permits.

         Apache Exploration Program

         The Apache Exploration Program consists of various agreements that govern our joint operations with Apache that were signed between 1997 through early 2001. The initial primary terms of the Apache Exploration Program included a commitment by Apache to cover our share of costs to drill ten exploratory wells and to acquire 2,000 kilometers of 2-D seismic data to earn a 50.0% interest in our Lublin Basin and Carpathian project areas. The initial terms were later modified to allow the ten exploratory wells to be drilled anywhere in Poland. As of December 31, 2000, Apache has, in effect, paid our share of costs to drill an equivalent of nine exploratory wells (including two that were being drilled as of December 31, 2000) and to acquire 1,661 kilometers of 2-D seismic data.

         The following table shows the detail and status of Apache's work commitment as of December 31, 2000, as it pertains to exploratory drilling and 2-D seismic data acquisition:

                                                  Well Name or                             FX Energy's    Carried
                                                   Kilometers         Status of Apache      Working        Well
                    Project Area                 of 2-D Seismic        Work Commitment      Interest      Count
         ----------------------------------- ----------------------- -------------------- ------------- -----------
         Exploratory drilling:
             Lublin Basin....................Czernic.277-2...........Fulfilled.................33.3%         1.0
             Lublin Basin....................Poniatowa.317-1.........Fulfilled.................47.5          1.0
             Lublin Basin....................Witkow.1................Fulfilled.................45.0          1.0
             Lublin Basin....................Siedliska.2.............Fulfilled.................33.3          1.0
             Lublin Basin....................Wilga.2.................Fulfilled.................45.0          1.0
             Lublin Basin....................Wilga.3.................Fulfilled.(1).............45.0          0.5
             Lublin Basin....................Wilga.4.................Fulfilled.(1).............45.0          0.5
             Pomeranian......................Tuchola.108-2...........Unfulfilled.(2)...........42.5          1.0
             Warsaw West.....................Annopol.254-1...........Unfulfilled.(2)...........50.0          1.0
             Pomeranian .....................Chojnice.108-6..........Unfulfilled.(2)...........42.5          1.0

         2-D Seismic data acquisition:
             Pomeranian......................300.kilometers..........Fulfilled.(3).............50.0          0.4
             Warsaw West.....................422.kilometers..........Fulfilled.(3).............50.0          0.6
             Lublin Basin....................1,650.kilometers........Fulfilled.................50.0          --
             Carpathian......................350.kilometers..........11.km.fulfilled.(4).......50.0          --
                                                                                                        -----------
         Total carried well count....................................................................       10.0
                                                                                                        ===========

------------------------
         (1) Apache agreed to cover one-half of our share of costs to drill the Wilga 3 and 4 wells in exchange for the release of its commitment to cover our share of costs to drill one exploratory well in Poland.
         (2) As of December 31, 2000, the Tuchola 108-2 and the Annopol 254-1 were in the process of being drilled. Drilling operations on the Chojnice 108-6 are expected to commence during the first half of 2001.
         (3) Apache agreed to cover our share of costs to shoot 722 kilometers of 2-D seismic data in the Pomeranian and Warsaw West project areas in exchange for the release of its commitment to cover our share of costs to drill one exploratory well in Poland.
         (4) Effective January 1, 2001, we signed the Poland 2001 Agreement with Apache, whereby we agreed to release Apache's remaining commitment to pay for our 50.0% share of costs to shoot 339 kilometers of 2-D seismic data on the Carpathian project area. In return, Apache agreed to issue us a credit of $932,000 against all outstanding and future invoices billed to us by Apache pertaining to our joint operations in Poland. If our actual share of costs to shoot the 339 kilometers of 2-D seismic data on the Carpathian project area exceeds $932,000, the excess will be covered by Apache.

         Additional terms of the Apache Exploration Program include Apache covering our share of costs for the following items:

         o our 45.0% share of costs to perform a flow test, and if warranted, complete the Wilga 2 well;

         o all concession and usufruct fees in the Lublin Basin and Carpathian project areas (approximately $855,000), which was fulfilled by Apache during 2000; and

         o all of Apache Poland general and administrative costs through June 30, 2000. Thereafter, we are obligated to pay 35.0% of Apache's monthly Polish general and administrative costs, to be increased by 5.0% upon Apache completing each of its three remaining drilling requirements, up to a maximum of 50.0%.
                  Effective with the completion of drilling operations on the Tuchola 108-2, Annopol 254-1 and Chojnice 108-6 wells, we will be obligated to pay 50.0% of Apache Poland general and administrative costs.

         The Apache Exploration Program also included an Area of Mutual Interest Agreement, or AMI, between us and Apache, whereby each party was required to offer the other a 50.0% interest in any new activity entered into by either party within the AMI that included all of Poland, except for the Fences and Baltic project areas, which began on January 1, 1999, and terminated on December 31, 2000. Apache is the operator of all areas controlled by us and Apache within the acreage covered by the Apache Exploration Program.

         Pomeranian Project Area

         The 3.5 million acre Pomeranian project area is located in northwestern Poland and consists of exploration rights on 2.2 million gross acres held by us and Apache and options on 1.3 million gross acres controlled by POGC. We and Apache have an option to participate, with up to a one-third interest each, in the exploration of the POGC option acreage. In turn, POGC has the option to participate in the exploration of the acreage we and Apache hold, with up to a one-third interest, by participating in the first exploratory well on each 250,000 acre block.

         The Pomeranian project area lies along the under-explored northern edge of the Permian Basin in northwestern Poland. To date, the Pomeranian project area is relatively unexplored and has had no significant oil and gas production. Geologic survey test wells previously drilled by the Polish government have recorded oil and gas shows. POGC has made available to us and Apache the existing seismic data and well logs and cores from the Pomeranian project area for reprocessing and analysis. We believe portions of the Pomeranian project area may be geologically similar to the producing trends along the southern edge of Poland's Permian Basin.

         During 2000, we and Apache acquired approximately 328 kilometers of additional 2-D seismic data in the Pomeranian project area and commenced drilling an exploratory well, the Tuchola 108-2, to test the Main Dolomite and other objectives. A preliminary open-hole test in early January 2001 on the Tuchola 108-2 resulted in a flow rate of 9.5 Mmcf of gas per day from the Main Dolomite Reef formation at a depth between 2,535 meters and 2,595 meters. The flow rate was limited by the capacity of the surface equipment. The Tuchola 108-2 well is being completed in an approximately 200 foot thick section of the Main Dolomite. The Tuchola 108-2 discovery is the first confirmation on the northern margin of the Permian Basin of a commercial accumulation in the Main Dolomite Reef trend that produces on the southern margin from the BMB field and other fields in Poland.

         The next well on the Pomeranian project area, the Chojnice 108-6, will test the Main Dolomite at a depth of approximately 2,500 meters at a drill site located approximately three kilometers northwest of the Tuchola 108-2. The Chojnice 108-6 is expected to be drilled during the second quarter of 2001. Drilling will commence as soon as the rig that drilled the Tuchola 108-2 can be moved to the Chojnice 108-6 location. During 2001, a 2-D seismic program covering approximately 280 kilometers will be conducted to confirm a number of additional Main Dolomite Reef leads.

         Under terms of the Apache Exploration Program, Apache is committed to cover our 42.5% share of costs to drill the Tuchola 108-2 and Chojnice 108-6 exploratory wells. We will be responsible for our share of all other further costs on the Pomeranian project area.

         Warsaw West Project Area

         The 2.9 million-acre Warsaw West project area is located in central Poland. We and Apache each own a 50.0% interest in the Warsaw West project area. POGC has no option to participate in the Warsaw West project area.

         To date, there has been no oil or gas production from the Warsaw West project area. During December 2000, we and Apache commenced drilling the Annopol 254-1 on the Warsaw West project area to test lower Permian and Carboniferous objectives. The Annopol 254-1 was determined to be an exploratory dry hole in February 2001. Under terms of the Apache Exploration Program, Apache covered our 50.0% share of costs to drill the Annopol 254-1. We and Apache are now currently evaluating whether to acquire an additional 520 kilometers of 2-D seismic data by November 2001 on the Warsaw West project area, in order to hold the Warsaw West project area beyond the first three year exploration period.

         Lublin Project Area

         The 3.9 million-acre Lublin project area in central southeast Poland consists of exploration rights on approximately 3.3 million gross acres held by us and Apache and options to participate in 600,000 acres controlled by POGC. We and Apache have an option to participate, with up to a one-third interest each, in the exploration of the

POGC option acreage. In turn, POGC has the option to participate in the exploration of the acreage that we and Apache hold, with up to a one-third interest, by participating in the first exploratory well on each 250,000 acre block.

         The first four exploratory wells under the Apache Exploration Program, all drilled within the Lublin project area prior to 2000, were exploratory dry holes. In accordance with the terms of the Apache Exploration Program, Apache covered our share of costs for each of the four wells. The fifth exploratory well, Wilga 2, was a successful discovery. Initial production tests on the Wilga 2 yielded a combined gross flow rate of 16.9 Mmcf of gas and 570 Bbls of condensate per day from the Carboniferous at a depth of approximately 2,800 meters. We and Apache each have a 45.0% working interest and POGC has a 10.0% working interest in the 250,000 acre block containing the Wilga 2 discovery. The Wilga 2 well was followed by two offsets, the Wilga 3 and 4, which were exploratory dry holes. During the first half of 2001, we and our partners plan an extended flow test on the Wilga 2 to assess the potential for commercial production in light of pipeline and facility expenditures that would be required. Under terms of the Apache Exploration Program, Apache will cover our costs to test and complete the Wilga 2. The agreements covering the Wilga 2 also specify that each partner has the right to propose that certain activities be undertaken and elect whether to participate in such activities proposed by itself or others. If a partner elects to not participate in such activities relating to the Wilga 2, the other partners nevertheless have the right to proceed.

         The first three-year exploration period of a six-year exploration period covering approximately 3.3 million acres held by us and Apache on the Lublin project area expires during 2001. We anticipate relinquishing all of the approximately 3.3 million acres on the Lublin project area, except for approximately 250,000 acres, which covers Block 255 and includes the Wilga 2 discovery.

         Carpathian Project Area

         The 2.9 million acre Carpathian project area is located in southern Poland and comprises exploration rights on 1.4 million gross acres held by us and Apache and options on 1.5 million gross acres controlled by POGC. We and Apache have an option to participate, with up to a one-third interest each, in the exploration of the POGC option acreage. In turn, POGC has the option to participate in the exploration of the acreage that we and Apache own, with up to a one-third interest, by participating in the first exploratory well on each 250,000-acre block.

         Oil and gas were first discovered in the Carpathian project area in 1854. A limited number of deep wells drilled in recent years by POGC evidence additional possible reservoir potential within the area. Over the past few years, there have been several new oil and gas discoveries in the Carpathian region. Potential producing horizons within the Carpathian project area include the Jurassic, Miocene, Cretaceous and Devonian. We and Apache have identified several new leads in the Carpathian project area based on reprocessed existing seismic data.

         During 1999, we and Apache each elected to participate, with a 5.0% interest each, in drilling the Andrychow 6 located within POGC-controlled acreage on the Carpathian project area. The Andrychow 6, which was operated by POGC, was determined to be an exploratory dry hole after testing a Devonian formation yielded noncommercial results. Also, during 1999, we and Apache commenced testing and recompletion operations on the Lachowice Farm-in, an undeveloped gas discovery on a POGC concession located within the Carpathian project area. Under terms of the agreement, we and Apache agreed to pay the costs of testing three shut-in wells and, if warranted, additional wells and production infrastructure in order to earn a one-third interest each in the project. The test results from this project did not warrant constructing gathering and processing facilities. On May 4, 2000, we and Apache each turned the project back to POGC and terminated the Lachowice Farm-in.

         The first three-year exploration period of a six-year exploration period covering approximately 1.4 million acres held by us and Apache on the Carpathian project area expires at the end of 2001. In order to begin the second three year exploration period on the aforementioned acreage, we and Apache must acquire at least 339 kilometers of 2-D seismic and commence drilling an exploratory well by the end of 2001. We and Apache are currently evaluating whether to continue exploration activities on the Carpathian project area.

         Other Polish Project Areas

         Baltic Project Area

         The Baltic project area, which was our first exploration project area in Poland, is located onshore near the Baltic Sea and consists of exploration rights covering approximately 900,000 gross and net acres in northern Poland. The Baltic project area is part of the Baltic Platform geological region that covers the southeastern portion of the Baltic Sea, portions of the bordering onshore areas of northern Poland and areas to the northeast in the Kaliningrad district of Russia, Lithuania and Latvia. Approximately 34 onshore and offshore fields have been discovered in the Baltic Platform. Industry sources report that four of the largest fields in this region had produced an aggregate of over 150 MMBbls of high-grade oil through 1994.

         During 1997, we drilled two exploratory wells on the Baltic project area. Both wells, the Gladysze 1-A and the Orneta 1, were exploratory dry holes. We hold a 100% interest in the Baltic project area and have no further work commitments. We do not currently plan to conduct any exploratory activities on the Baltic project area during 2001. However, recently reported Cambrian successes in southern Kaliningrad near the Polish border, coupled with the recent exploratory successes in our other project areas in Poland, may encourage industry interest in participating with us on this project area in the future.

Polish Properties

         Legal Framework

         General Usufruct and Concession Terms

         In 1994, Poland adopted the Geological and Mining Law, which specifies the process for obtaining domestic exploration and exploitation rights. All of our rights in Poland have been awarded pursuant to this law. Under the Geological and Mining Law, the concession authority enters into oil, gas and mining usufruct agreements that grant the holder the exclusive right to explore for and exploit the designated oil and gas or minerals for a specified period under prescribed terms and conditions. The holder of the mining usufruct must also acquire an exploration concession to obtain surface access to the exploration area by applying to the concession authority and providing the opportunity for comment by local governmental authorities. If a commercially viable discovery is made in an exploration concession area, it is necessary for the holder of the exploration concession license to obtain an exploitation concession license for a specific term by then applying to the concession authority and negotiating with local government authorities. The holder of a usufruct and exploration and exploitation concession licenses must also acquire rights to use the land from the surface owner.

         The concession authority has granted us oil and gas exploration rights on the Lublin, Carpathian, Pomeranian and Baltic project areas, granted Apache oil and gas exploration rights on the Warsaw West project area and granted POGC oil and gas exploration rights on the Fences project area and on POGC option acreage. The agreements divide these areas into blocks, generally containing approximately 250,000 acres each. Concession licenses have been acquired for surface access to all areas that lie within existing usufructs. The first three-year exploration period begins after the date of the last concession signed under each respective usufruct. We believe all material concession terms have been satisfied to date.

         Fences Project Area

         The Fences project area consists of portions of three oil and gas exploration concessions (Koscian-Serem, Solec-Jarocin and Jaraczewo-Pogorzela concessions) controlled by POGC. Three producing fields lie within the concession boundaries (Radlin, Kleka and Kaleje), but are excluded from the Fences project area.

         The following table sets forth the exploration terms of each Fences project area exploratory oil and gas concession:

                                                                     Six-Year Exploration Period
                                                                  ----------------------------------    Optional
                                                                     Beginning           End            Extension
                                                                  ---------------- -----------------  --------------
         POGC concession:
           Koscian-Serem........................................      9/28/95          9/28/01          3 years
           Solec-Jarocin........................................      4/30/96          4/30/02          3 years
           Jaraczewo-Pogorzela..................................     11/19/96         11/19/02          3 years

         We believe POGC has paid all required usufruct and concession fees and completed all material work commitments to date for the three exploratory oil and gas concessions included within the Fences project area.

         Apache Exploration Program and the Baltic Project Area

         For concessions controlled by us and/or Apache, each of the oil and gas usufructs divides exploration rights into successive exploration periods expiring in three and six years, respectively, after the grant of the last concession agreements covered by the applicable usufruct. A number of exploratory wells are required to be drilled during the first three-year and second three-year exploration periods, a minimum amount of 2-D seismic data acquisition must be completed (except in the Baltic project area), and other expenditures must be made, all as set forth in the applicable usufructs, in order to retain an interest in each usufruct.

         During each respective six-year exploration period, we have committed to the following obligations in Poland, presented on a gross basis, to retain our exploratory concession acreage, excluding the Fences project area, POGC option acreage and POGC exclusive acreage:

                                            Start of First       Exploratory Drilling
                                              Three Year     ------------------------------------
                                   Whole      Exploration      First Three       Second Three     2-D Seismic Data
                                   Blocks       Period       Year Period (1)    Year Period (2)    Acquisition (3)
         ---------------------------------- ---------------- ----------------- ------------------ ------------------
         Project Area:
           Lublin Basin:
             Vistula (4).........     8         08/08/97           1 well       1 well per block        500 km
             Lublin Middle.......     7         06/30/98           2 wells      1 well per block        500 km
             Block 298...........     1         06/30/98           1 well           2 wells             150 km
             Kamarow.............     7         03/04/98           2 wells      1 well per block        500 km
           Carpathian............    12         12/31/98           1 well            2 wells            350 km
           Pomeranian............    10         12/31/98           1 well            2 wells            600 km
           Warsaw West...........    13         11/13/98           1 well            2 wells          1,500 km
           Baltic................     3         03/07/96           1 well            1 well             None

-------------------
         (1) As of December 31, 2000, we had fulfilled our exploratory drilling requirements for the first three-year exploration period on all usufructs except for Block 298 and Kamarow, where we had previously drilled one exploratory well. We have also participated in drilling four exploratory wells (Czernic 277-2, Siedliska 2, Witkow 1 and Andrychow 6) that were on concessions controlled by POGC.
         (2) In the Vistula, Lublin Middle and Kamarow usufructs, one exploratory well must be drilled in each previously undrilled block by the end of the second three-year exploration period to retain the exploratory acreage within each particular block.
         (3) As of December 31, 2000, we had fulfilled all 2-D seismic data requirements in the Vistula, Lublin Middle and Kamarow areas, acquired 11 kilometers of 2-D seismic data in the Carpathian project area, 328 kilometers of 2-D seismic data in the Pomeranian project area and 480 kilometers of 2-D seismic data in the Warsaw West project area. As of December 31, 2000, no 2-D seismic data had been acquired in Block 298. All 2-D seismic data acquisition must be completed during the first three-year exploration period, except for the Warsaw West project area, which includes 1,000 kilometers of 2-D seismic data in the first three-year exploration period and 500 kilometers in the second three-year exploration period.
         (4) During 2000, we relinquished all of our Vistula acreage, with the exception of the approximately 250,000 acre Block 255, which includes the Wilga 2 discovery.

         As of December 31, 2000, all required usufruct/concession payments had been made in each of the above project areas, including $695,000 for the Lublin Basin project area, $160,000 for the Carpathian project area,

$250,000 for the Pomeranian project area, $390,000 for the Warsaw West project area and $149,000 for the Baltic project area. As of December 31, 2000, the only outstanding usufruct/concession fee obligation was $15,666, the final payment due under the Baltic project area usufruct, which was paid during February 2001.

         During 2001, the first three-year exploration period expires for the Lublin Middle, Block 298, Kamarow, Carpathian, Pomeranian and Warsaw West usufructs. We intend to relinquish all acreage pertaining to the Lublin project area usufructs that expire during 2001. We are evaluating all other usufructs expiring during 2001 to elect whether to relinquish or retain the acreage under each usufruct and begin the second three-year exploration period.

         If commercially viable oil or gas is developed, the concession owner would be required to apply for an exploitation concession, as provided by the usufructs, with a term of 30 years and so long thereafter as commercial production continues. Upon the grant of the exploitation concession, the concession owner may become obligated to pay a fee, to be negotiated within the range of 0.01% to 0.05% of the market value of the estimated recoverable reserves in place, payable in five equal annual installments. The concession owner would also be required to pay a royalty on any production, the amount of which will be set by the concession authority, within a range established on the base royalty rate for the mineral being extracted. The base royalty rate for oil and gas is 6.0%. This rate could be increased unilaterally to up to 10.0% (the current statutory maximum base royalty rate) by the Council of Ministers. The concession authority can set the royalty rate for any particular commercial production in a range between 50.0% and 150.0% of the base royalty rate, depending on the economic viability of such operation, but not to exceed the statutory maximum rate. Therefore, with the current base rate of 6.0% for oil and gas, the concession authority could establish the royalty rate between 3.0% and 9.0%. If, however, the base rate were increased to 10.0%, the current statutory maximum, the royalty rate would be between 5.0% and 15.0%. The royalty rate could vary for different producing fields and could be changed from time to time during the productive life of a field. Local governments will receive 60.0% of any royalties paid on production. The usufruct owner could be subject to significant delays in obtaining the consents of local authorities or satisfying other governmental requirements prior to obtaining an exploitation concession.

Polish Production, Transportation and Marketing

         Poland has crude oil pipelines traversing the country and a network of gas pipelines serving major metropolitan, commercial, industrial areas and gas production areas, including significant portions of our acreage. Poland has a well-developed infrastructure of hard-surfaced roads and railways over which we believe oil produced could be transported for sale. There are refineries in Gdansk and Plock in Poland and one in Germany near the western Polish border that we believe could process crude oil produced in Poland. Should we choose to export any oil or gas we produce, we will be required to obtain prior governmental approval.

         During early 2001, we and POGC constructed a pipeline from the Kleka 11 well approximately four kilometers to POGC's Radlin field gas processing facility and began selling gas produced from the Kleka 11 well to POGC under a five-year contract that may be terminated by us with a 90-day written notice.

         We have granted RRPV an option exercisable until March 2002, to enter into an agreement to purchase up to 17 Mmcf of gas per day from our wells in Poland, subject to availability. The gas will be used to support the development of a planned RRPV power project. Contract prices will be adjustable during the term of the agreement, based in part on the domestic price of electricity. Gas will be delivered at the POGC pipeline connection, and RRPV will be responsible for transportation costs. RRPV will be required to take at least 80% of the gas it agrees to purchase. We may sell to others gas we produce in excess of the reserves required to supply the RRPV contract.

Domestic Properties

         Producing Properties

         We currently produce oil domestically in Montana and Nevada. All of our producing properties, except for the Rattlers Butte field (an exploratory discovery during 1997), were purchased during 1994. A summary of our average daily production, average working interest and net revenue interest for our domestic producing properties during 2000 follows:

                                                     Average Daily Production
                                                              (Bbls)                Average           Average
                                                    ----------------------------    Working         Net Revenue
                                                       Gross           Net         Interest          Interest
                                                    ------------- -------------- -------------- --------------------
         Domestic producing properties:
           Cut Bank..............................           269           231          99.5%           85.7%
           Bears Den.............................            24            10          48.0            39.2
           Rattlers Butte........................            30             2           6.3             5.1
           Trap Spring...........................            12             2          21.6            20.0
           Munson Ranch..........................            43            15          36.0            34.1
           Bacon Flat............................            43             5          16.9            12.5
                                                    ------------- --------------
             Total...............................           421           265
                                                    ============= ==============

         In Montana, we operate the Cut Bank and Bears Den fields and have an interest in the Rattlers Butte field, which is operated by an industry partner. Production in the Cut Bank field commenced with the discovery of oil in the 1940s at an average depth of approximately 2,900 feet. The Southwest Cut Bank Sand Unit, which is the core of our interest in the field, was originally formed by Phillips Petroleum Company in 1963. An initial pilot waterflood program was started in 1964 by Phillips and eventually encompassed the entire unit with producing wells on 40 and 80 acre spacing. In the Cut Bank field, we own an average working interest of 99.5% in 104 producing oil wells, 18 active injection wells and one active water supply well. The Bears Den field was discovered in 1929 and has been under waterflood since 1990. In the Bears Den field, we own a 48.0% working interest in three active water injection wells and five producing oil wells, which produce oil at a depth of approximately 2,430 feet. The Rattlers Butte field was discovered during 1997. In the Rattlers Butte field, we own a 6.3% working interest in two oil wells producing at a depth of approximately 5,800 feet and one active water injection well.

         In Nevada, we operate the Trap Spring and Munson Ranch fields and have an interest in the Bacon Flat field, which is operated by an industry partner. The Trap Spring field was discovered in 1976. In the Trap Spring field, we produce oil from a depth of approximately 3,700 feet from one well, with a working interest of 21.6%. The Munson Ranch field was discovered in 1988. In the Munson Ranch field, we produce oil at an average depth of 3,800 feet from five wells, with an average working interest of 36.0%. The Bacon Flat field was discovered in 1981. In the Bacon Flat field, we produce oil from one well at a depth of approximately 5,000 feet, with a 16.9% working interest.

Domestic Marketing and Production

         The following table sets forth our average net daily oil production, average sales price and average production costs associated with our domestic oil production during the periods indicated:

                                                                                    Years Ended December 31,
                                                                              --------------------------------------
                                                                                 2000         1999         1998
                                                                              -----------  -----------  ------------
         Domestic producing property data:
           Average daily net oil production (Bbls)..........................        265          279           315
           Average sales price per Bbl......................................    $ 26.14      $ 15.35        $ 9.78
           Average production costs per Bbl(1)..............................    $ 13.99      $  9.50        $ 9.11

-------------------
         (1) Production costs include lifting costs (electricity, fuel, water, disposal, repairs, maintenance, pumper, transportation and similar items) and production taxes. Production costs do not include such items as G&A costs, depreciation, depletion, state income taxes or federal income taxes.

         We sell oil at posted field prices to one of several purchasers in each of our production areas. For the years ended December 31, 2000, 1999 and 1998, over 85.0% of our total oil sales were to CENEX, a regional refiner and marketer. Posted prices are generally competitive among crude oil purchasers. Our crude oil sales contracts may be terminated by either party upon 30 days' notice.

         Oilfield Services - Drilling Rig and Well Servicing Equipment

         In Montana, we perform a variety of third-party contract oilfield services, including drilling, workovers, location work, cementing and acidizing. During 2000, we purchased an idle drilling rig, which was subsequently converted to a workover rig, cementing equipment and other associated oilfield equipment costing approximately $250,000 in an effort to expand our oilfield services business to take advantage of the current shortage of oilfield services. We now have a drilling rig capable of drilling to a vertical depth of 6,000 feet, a workover rig, two service rigs, cementing equipment, acidizing equipment and other associated oilfield servicing equipment that we utilize in our oilfield services business. We started our oilfield services business in 1998, in an effort to increase our domestic revenues, which had declined due to depressed oil prices during 1998. Our oilfield services revenues have grown from $322,000 in 1998 to $1.3 million in 2000.

Proved Reserves

         Proved reserves are the estimated quantities of crude oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions. Our proved oil and gas reserve quantities and values are based on estimates prepared by independent reserve engineers in accordance with guidelines established by the Securities and Exchange Commission, or SEC. Operating costs, production taxes and development costs were deducted in determining the quantity and value information. Such costs were estimated based on current costs and were not adjusted to anticipate increases due to inflation or other factors. No price escalations were assumed and no amounts were deducted for general overhead, depreciation, depletion and amortization, interest expense and income taxes. The proved reserve quantity and value information is based on the weighted average price on December 31, 2000 of $21.33 per bbl for oil in the United States and $2.09 per MMbtu for gas in Poland. The determination of oil and gas reserves is based on estimates and is highly complex and interpretive, as there are numerous uncertainties inherent in estimated quantities and values of proved reserves, projecting future rates of production and timing of development expenditures. The estimated present value, discounted at 10% per annum, of the discounted future net cash flows, or PV-10 Value, was determined in accordance with SFAS No. 69 "Disclosure About Oil and Gas Activities." Our proved reserve estimates are subject to continuing revisions as additional information becomes available or assumptions change.

         Estimates of our proved domestic oil reserves were prepared by Larry Krause Consulting, an independent engineering firm in Billings, Montana. Estimates of our proved Polish gas reserves were prepared by Troy-Ikoda Limited, an independent engineering firm in the United Kingdom. No estimates of our proved reserves have been filed with or included in any report to any other federal agency during 2000.

         The following summary of proved reserve information as of December 31, 2000, represents estimates net to us only and should not be construed as exact:

                                                  Domestic                       Poland
                                         ----------------------------  ----------------------------      Total
                                            Oil        PV-10 Value        Gas        PV-10 Value      PV-10 Value
                                         -----------  ---------------  -----------  ---------------  ---------------
                                          (MBbls)     (In thousands)     (Mmcf)     (In thousands)   (In thousands)
         Proved reserves:
           Developed producing.........        1,161      $   4,505             --      $      --         $   4,505
           Undeveloped.................           59            404          2,381          2,511             2,915
                                         -----------  ---------------  -----------  ---------------  ---------------
             Total.....................        1,220      $   4,909          2,381      $   2,511         $   7,420
                                         ===========  ===============  ===========  ===============  ===============

         Proved undeveloped Polish gas reserves in the above table relate to the Kleka 11 well only, which was drilled during 2000 and commenced production during February 2001.

Drilling Activities

         The following table sets forth the exploratory wells that we drilled during the years ended December 31, 2000, 1999 and 1998. We did not drill any development wells during 2000, 1999 or 1998:

                                                                      Years Ended December 31,
                                                 -------------------------------------------------------------------
                                                         2000                   1999                   1998
                                                 ---------------------  ---------------------  ---------------------
                                                   Gross       Net       Gross        Net       Gross        Net
                                                 ---------- ----------  ---------  ----------  ---------  ----------
         Discoveries:
           Poland..............................       1.0        0.5         1.0         0.5        --         --
           Domestic............................        --         --          --          --        --         --
                                                 ---------- ----------  ---------  ----------  ---------  ----------
             Total.............................       1.0        0.5         1.0        0.5         --         --
                                                 ---------------------  ---------  ----------  ---------  ----------

         Exploratory dry holes:
           Poland..............................       2.0        1.0         5.0        1.6         --         --
           Domestic............................        --         --          --         --         --         --
                                                 ---------- ----------  ---------  ----------  ---------  ----------
             Total.............................       2.0        1.0         5.0        1.6         --         --
                                                 ---------- ----------  ---------  ----------  ---------  ----------
         Total wells drilled...................        3.0       1.5         6.0        2.1         --         --
                                                 ========== ==========  =========  ==========  =========  ==========

         As of December 31, 2000, there were three exploratory wells that were being drilled in Poland and are excluded from the above table: the Tuchola 108-2 (an exploratory success during January 2001; 42.5% working interest); Annopol 254-1 (exploratory dry hole during February 2001; 50.0% working interest) and Mieszkow 1 (still drilling at the date of this report; 49.0% working interest).

Wells and Acreage

         As of December 31, 2000, we had 118 gross and 109 net producing oil wells, all of which are located in Montana and Nevada. As of December 31, 2000, we did not have any producing wells in Poland.

         The following table sets forth our gross and net acres of developed and undeveloped oil and gas acreage as of December 31, 2000:

                                                                   Developed                    Undeveloped
                                                          ----------------------------  ----------------------------
                                                             Gross           Net           Gross           Net
                                                          ----------------------------  ----------------------------
         Domestic:
           North Dakota.................................           --            --           12,688        12,688
           Montana......................................       10,732        10,418            1,150         1,057

           Nevada.......................................          400           128               37            16
                                                          -------------  -------------  ------------- --------------
              Total.....................................       11,132        10,546           13,875        13,761
                                                          -------------  -------------  ------------- --------------

         Poland: (1)
           Apache Exploration Program (2)
             Lublin Basin...............................           --            --        3,300,000     1,650,000
             Carpathian.................................           --            --        1,400,000       700,000
             Pomeranian.................................           --            --        2,200,000     1,100,000
             Warsaw West................................           --            --        2,900,000     1,450,000
                                                          -------------  -------------  ------------- --------------
               Total....................................           --            --        9,800,000     4,900,000
                                                          -------------  -------------  ------------- --------------

           Baltic project area..........................           --            --          900,000       900,000
           Fences project area (3)......................          225           110          300,000       147,000
                                                          -------------  -------------  ------------- --------------
               Total Polish acreage.....................          225           110       11,000,000     5,947,000
                                                          -------------  -------------  ------------- --------------
         Total Acreage..................................       11,357        10,656       11,013,875     5,960,761
                                                          =============  =============  ============= ==============

------------------
         (1) All undeveloped Polish acreage is rounded to the nearest 100,000 acres.
         (2) Gives effect to 50.0% beneficial ownership of Apache in the Lublin Basin, Carpathian, Pomeranian and Warsaw West areas in our joint exploration arrangements with Apache under the Apache Exploration Program. Does not give effect to options on POGC-controlled areas containing approximately 0.6 million acres in the Lublin Basin area, 1.5 million acres in the Carpathian area and 1.3 million acres in the Pomeranian area under the POGC option agreements.
         (3) Developed acreage in the Fences project area is attributable to the Kleka 11 well only.

Government Regulation

         Poland

         Our activities in Poland are subject to political, economic and other uncertainties, including the adoption of new laws, regulations or administrative policies that may adversely affect us or the terms of our exploration or production rights; political instability and changes in government or public or administrative policies; export and transportation tariffs and local and national taxes; foreign exchange and currency restrictions and fluctuations; repatriation limitations; inflation; environmental regulations and other matters. These operations in Poland are subject to the Geological and Mining Law dated as of September 4, 1994 and the Protection and Management of the Environment Act dated as of January 31, 1980, which are the current primary statutes governing environmental protection. Agreements with the government of Poland respecting our areas create certain standards to be met regarding environmental protection. Participants in oil and gas exploration, development and production activities generally are required to (1) adhere to good international petroleum industry practices, including practices relating to the protection of the environment; and, (2) prepare and submit geological work plans, with specific attention to environmental matters, to the appropriate agency of state geological administration for its approval prior to engaging in field operations such as seismic data acquisition, exploratory drilling and field-wide development. Poland's regulatory framework respecting environmental protection is not as fully developed and detailed as that which exists in the United States. We intend to conduct our operations in Poland in accordance with good international petroleum industry practices and, as they develop, Polish requirements.

         As Poland continues to progress towards its stated goal of becoming a member of the European Union, it is expected to pass further legislation aimed at harmonizing Polish environmental law with that of the European Union.

         Domestic

         State and Local Regulation of Drilling and Production

         Our exploration and production operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells that may be drilled and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production.

         Our oil production is affected to some degree by state regulations. States in which we operate have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes and related regulations are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. Certain state regulatory authorities also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit.

         Environmental Regulations

         The federal government and various state and local governments have adopted laws and regulations regarding the control of contamination of the environment. These laws and regulations may require the acquisition of a permit by operators before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas and impose substantial liabilities for pollution resulting from our operations. These laws and regulations may also increase the costs of drilling and operation of wells. We may also be held liable for the costs of removal and damages arising out of a pollution incident to the extent set forth in the Federal Water Pollution Control Act, as amended by the Oil Pollution Act of 1990, or OPA '90. In addition, we may be subject to other civil claims arising out of any such incident. As with any owner of property, we are also subject to clean-up costs and liability for hazardous materials, asbestos or any other toxic or hazardous substance that may exist on or under any of our properties. We believe that we are in compliance in all material respects with such laws, rules and regulations and that continued compliance will not have a material adverse effect on our operations or financial condition. Furthermore, we do not believe that we are affected in a significantly different manner by these laws and regulations than our competitors in the oil and gas industry.

         The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. Furthermore, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

         The Resource Conservation and Recovery Act, or RCRA, and regulations promulgated thereunder govern the generation, storage, transfer and disposal of hazardous wastes. RCRA, however, excludes from the definition of hazardous wastes "drilling fluids, produced waters and other wastes associated with the exploration, development, or production of crude oil, gas or geothermal energy." Because of this exclusion, many of our operations are exempt from RCRA regulation. Nevertheless, we must comply with RCRA regulations for any of our operations that do not fall within the RCRA exclusion.

         The OPA '90 and related regulations impose a variety of regulations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. OPA '90 establishes strict liability for owners of facilities that are the site of a release of oil into "waters of the United States." While OPA '90 liability more typically applies to facilities near substantial bodies of water, at least one district court has held that OPA '90 liability can attach if the contamination could enter waters that may flow into navigable waters.

         Stricter standards in environmental legislation may be imposed on the oil and gas industry in the future, such as proposals made in Congress and at the state level from time to time, that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes" and make the reclassified wastes subject to more stringent and costly handling, disposal and clean-up requirements. The impact of any such changes, however, would not likely be any more burdensome to us than to any other similarly situated company involved in oil and gas exploration and production.

         Federal and Indian Leases

         A substantial part of our producing properties in Montana is operated under oil and gas leases issued by the Bureau of Land Management or by the Blackfeet Tribe under the supervision of the Bureau of Indian Affairs. These activities must comply with rules and orders that regulate aspects of the oil and gas industry, including drilling and operating on leased land and the calculation and payment of royalties to the federal government or the governing Indian nation. Operations on Indian lands must also comply with applicable requirements of the governing body of the tribe involved including, in some instances, the employment of tribal members. We believe we are currently in full compliance with all material provisions of such regulations.

         Safety and Health Regulations

         We must also conduct our operations in accordance with various laws and regulations concerning occupational safety and health. Currently, we do not foresee expending material amounts to comply with these occupational safety and health laws and regulations. However, since such laws and regulations are frequently changed, we are unable to predict the future effect of these laws and regulations.

Title to Properties

         We rely on sovereign ownership of exploration rights and mineral interests by the Polish government in connection with our activities in Poland and have not conducted and do not plan to conduct any independent title examination. We regularly consult with our Polish legal counsel when doing business in Poland.

         Nearly all of our domestic working interests are held under leases from third parties. We typically obtain a title opinion concerning such properties prior to the commencement of drilling operations. We have obtained such title opinions or other third party review on nearly all of our producing properties, and we believe that we have satisfactory title to all such properties sufficient to meet standards generally accepted in the oil and gas industry. Our domestic properties are subject to typical burdens, including customary royalty interests and liens for current taxes, but we have concluded that such burdens do not materially interfere with the use of such properties. Further, we believe the economic effects of such burdens have been appropriately reflected in our acquisition cost of such properties and reserve estimates. Title investigation before the acquisition of undeveloped properties is less thorough than that conducted prior to drilling, as is standard practice in the industry.

Employees and Consultants

         As of December 31, 2000, we had 34 employees, consisting of eight in Salt Lake City, Utah; 23 in Oilmont, Montana; one in Greenwich, Connecticut; and two in Houston, Texas. Our employees are not represented by a collective bargaining organization. We consider our relationship with our employees to be satisfactory. We also regularly engage technical consultants to provide specific geological, geophysical and other professional services.

Offices and Facilities

         Our corporate offices, located at 3006 Highland Drive, Salt Lake City, Utah, contain approximately 3,010 square feet and are rented at $2,960 per month under a month to month agreement. In Montana, we own a 16,160 square foot building located at the corner of Central and Main in Oilmont, where we utilize 4,800 square feet for our field office and rent the remaining space to unrelated third parties for $875 per month. In Poland, we rent a small office suite for $1,400 per month in Warsaw, at Al. Jana Pawla II 29, as an office of record in Poland.

Risk Factors

         Our business is subject to a number of material risks, including, but not limited to, the following factors related directly and indirectly to our business activities in the United States and Poland:

         Risks Relating to our Business

         Our success depends largely on our discovery of economic quantities of oil or gas in Poland.

         We currently have a limited amount of production in the United States and Poland. We do not currently generate sufficient revenues to cover our costs of operation, including our exploration and general and administrative costs, and will continue to rely on funds from external sources until we generate sufficient revenue to cover these costs. Our exploration programs in Poland are based on interpretations of geological and geophysical data. The factors listed below, most of which are outside our control, may prevent us from establishing additional commercial production or substantial reserves as a result of our exploration, appraisal and development activities in Poland:

         o        we  cannot   assure  that  any  future  well  will   encounter
                  commercial quantities of oil or gas;

         o there is no way to predict in advance of drilling and testing whether any prospect encountering oil or gas will yield oil or gas in sufficient quantities to cover drilling or completion costs or to be economically viable;

         o one or more appraisal wells may be required to confirm the commercial potential of an oil or gas discovery;

         o we may continue to incur exploration costs in specific areas even if initial appraisal wells are plugged and abandoned or, if completed for production, do not result in production of commercial quantities of oil or gas; and

         o drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including operating problems encountered during drilling, weather conditions, compliance with governmental requirements, shortages or delays in the delivery of equipment or availability of services and other factors.

         We have had limited exploratory success in Poland.

         We have participated in drilling 14 exploratory wells in Poland, including three exploratory successes (the Wilga 2, Kleka 11 and Tuchola 108-2), ten exploratory dry holes and one exploratory well that is currently drilling (Mieszkow 1) as of the date of this report. In the Fences project area, we have drilled one exploratory success and are currently drilling another exploratory well. In the Apache Exploration Program, Apache has, in effect, covered our share of costs to drill an equivalent of nine exploratory wells, including two exploratory successes and seven exploratory dry holes. We have also drilled two exploratory dry holes in the Baltic project area and one in the Carpathian project area. In addition, we participated in testing and appraising two shut-in gas wells in the Lachowice Farm-in that did not result in commercial production.

         Of our three exploratory successes in Poland, only the Kleka 11 well is currently producing. The Wilga 2 is located approximately 19 kilometers from the nearest pipeline and has yet to be completed for production. During the first half of 2001, we and our partners plan an extended flow test on the Wilga 2 to assess the potential for commercial production, in light of pipeline and facility expenditures that would be required. The Tuchola 108-2 is located approximately five kilometers from the nearest pipeline and is currently being tested and completed for production.

         We have limited control over our exploration and development activities in Poland.

         We rely to a significant extent on the expertise and financial capabilities of our strategic partners, POGC and Apache. The failure of either POGC or Apache to perform its obligations under contracts with us would most likely have a material adverse effect on us. In particular, we have prepared our exploration budget through 2002 based on the participation of and funding to be provided by Apache and POGC. In the future, we may become even more reliant upon the operational expertise and financial capabilities of our strategic partners. Apache has worldwide oil and gas interests outside of Poland in which we do not participate. Apache is only committed to drilling one additional well in Poland under the Apache Exploration Program. If Apache's separately held interests should become more promising to Apache than interests held with us in Poland, Apache may focus its efforts, funds, expertise and other resources elsewhere. In addition, should our relationship with POGC or Apache deteriorate or terminate, our oil and gas activities in Poland may be adversely affected.

         Although we have rights to participate in exploration and development activities on some POGC-controlled acreage, we have no right to initiate such activities. Further, we have no interest in the underlying agreements, licenses and grants from the Polish agencies governing the exploration, exploitation, development or production of acreage controlled by POGC. Thus, our program in Poland involving POGC-controlled acreage would be adversely affected if POGC should elect not to pursue activities on such acreage, if the relationship between us, POGC or Apache should deteriorate or terminate or if POGC or the government agencies should fail to fulfill the requirements of or elect to terminate such agreements, licenses or grants.

         We may not achieve the results anticipated in placing our current or future discoveries into production.

         We may encounter delays in commencing the production and the sale of gas in Poland, including our recent gas discoveries and other possible future discoveries. The possible delays may include obtaining rights-of-way to connect to the POGC pipeline system, construction permits, availability of materials and contractors, the signing of an oil or gas purchase contract and other factors. Such delays would correspondingly delay the commencement of cash flow and may require us to obtain additional short-term financing pending commencement of production. Further, we may design proposed surface and pipeline facilities based on possible estimated results of additional drilling. We cannot assure that additional drilling will establish additional reserves or production that will provide an economic return for planned expenditures for facilities. We may have to change our anticipated expenditures if costs of placing a particular discovery into production are higher, if the project is smaller or if the commencement of production takes longer than expected.

         We cannot assure the exploration models we are using in Poland will improve our chances of finding oil or gas in Poland.

         We cannot assure the exploration models we, POGC or Apache have developed will provide a useful or effective guide for selecting exploration prospects and drilling targets. We will have to revise or replace these exploration models as a guide to further exploration if ongoing drilling results do not confirm their validity. These exploration models may be based on incomplete or unconfirmed data and theories that have not been fully tested. The seismic data, other technologies and the study of producing fields in the area do not enable us to know conclusively prior to drilling that oil or gas will be present in commercial quantities. We cannot assure that the analogies that we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

         We cannot accurately predict the size of exploration targets or foresee all related risks.

         Notwithstanding the accumulation and study of 2-D and 3-D seismic data, drilling logs, production information from established fields and other data, we cannot predict accurately the oil or gas potential of individual prospects and drilling targets or the related risks. Our predictions are only rough, preliminary geological estimates of the forecasted volume and characteristics of possible reservoirs and are not an estimate of reserves. In some cases, our estimates may be based on a review of data from other exploration or producing fields in the area that may not be similar to our exploration prospects. We may require several test wells and long-term analysis of test data and history of production to determine the oil or gas potential of individual prospects.

         Privatization   of  POGC  could  affect  our  relationship  and  future
opportunities in Poland.

         Our activities in Poland have benefited from our relationship with POGC, which has provided us with exploration acreage, seismic data and production data under our agreements. The Polish government has commenced the privatization of POGC by selling POGC's refining assets and has stated its intent to privatize other segments of POGC. The timing of such privatization is unclear and beyond our control. Privatization may result in new policies, strategies or ownership that could adversely affect our existing relationship and agreements, as well as the availability of opportunities with POGC in the future.

         We have a history of operating losses and may require additional capital in the future to fund our operations.

         From our inception in January 1989 through December 31, 2000, we have incurred cumulative net losses of $40.0 million. We expect that our exploration and production activities may continue to result in net losses and that our accumulated deficit may increase. We anticipate that we may incur losses through 2001 and possibly beyond, depending on whether our activities in Poland and the United States result in sufficient revenues to cover related operating expenses.

         Until sufficient cash flow from operations can be obtained, we expect we will need additional capital to fully fund our ongoing planned exploration, appraisal, development and property acquisition programs in Poland. Outside of the $5.0 million of financing we received from RRPV during March 2001, we have no current arrangement for any such additional financing, but may seek required funds from the issuance of additional debt or equity securities, project financing, strategic alliances or other arrangements. Although we are currently negotiating with commercial lenders to establish a credit facility, we can offer no assurances that we will be able to obtain financing on acceptable or favorable terms. Obtaining additional financing may dilute the interest of our existing stockholders or our interest in the specific project being financed. We cannot assure that additional funds could be obtained or, if obtained, would be on terms favorable to us. In addition to planned activities in Poland, we may require additional funds for general corporate purposes.

         Our initial production in Poland is encumbered to secure repayment of a $5.0 million loan due RRPV.

         We have agreed to encumber a portion of our gas reserves in Poland and the related proceeds from gas sales to secure repayment of a $5.0 million loan from RRPV. If RRPV elects to buy gas we produce in Poland, the loan will be repayable over eight years. If RRPV elects not to buy our gas, the loan will be repayable in March 2003, unless converted to common stock. Unless converted to common stock, the loan will have to be repaid notwithstanding the level of production from our producing properties, our other cash requirements or the potentially greater financial return from other expenditures. In addition, our agreements with RRPV contain financial and operating covenants that are customary for transactions of this nature, including limitations on additional indebtedness. Our agreement with RRPV also specifies usual and customary events of default. If the loan is not repaid timely or a default occurs, RRPV would have the right to obtain possession of our encumbered property interests.

         The loss of key personnel could have an adverse impact on our operations.

         We rely on our officers and key employees and their expertise, particularly David N. Pierce, Chairman, President and Chief Executive Officer; Thomas B. Lovejoy, Vice-Chairman and Chief Financial Officer; Andrew W. Pierce, Vice-President and Chief Operating Officer; and Jerzy B. Maciolek, Vice-President of Exploration. The loss of the services of any of these individuals may materially and adversely affect us. We have entered into employment agreements with Mr. David Pierce, Mr. Andrew Pierce, Mr. Maciolek and other key executives. We do not maintain key man insurance on any of our employees.

         The price we receive for gas we sell will likely be lower than free market gas prices in western Europe.

         The limited volume and single source of our production means we cannot assure uninterruptible production or production in amounts that would be meaningful to industrial users, which may depress the price we may be able to obtain. There is currently no competitive market for the sale of gas in Poland. Accordingly, we expect that the prices we receive for the gas we produce will be lower than would be the case in a competitive setting and may be lower than prevailing western European prices, at least until a fully competitive market develops in Poland. Similarly, there is no established market relationship between gas prices in short-term and long-term sales agreements. The availability of abundant quantities of gas from former members of the Soviet Union and the low cost of electricity from coal-fired generating facilities may also tend to depress gas prices in Poland.

         Oil and gas price decreases and volatility could adversely affect our operations and our ability to obtain financing.

         Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to the following factors:

         o        the market and price structure in local markets;

         o        changes in the supply of and demand for oil and gas;

         o        market uncertainty;

         o political conditions in international oil and gas producing regions;

         o the extent of production and importation of oil and gas into existing or potential markets;

         o        the level of consumer demand;

         o weather conditions affecting production, transportation and consumption;

         o the competitive position of oil or gas as a source of energy, as compared with coal, nuclear energy, hydroelectric power and other energy sources;

         o the availability, proximity and capacity of gathering systems, pipelines and processing facilities;

         o the refining and processing capacity of prospective oil or gas purchasers;

         o        the  effect  of  government   regulation  on  the  production,
                  transportation and sale of oil and gas; and

         o        other factors beyond our control.

         We have not entered into any agreements to protect us from price fluctuations and may not do so in the future.

         Our industry is subject to numerous operating risks. Insurance may not be adequate to protect us against all these risks.

         Our oil and gas drilling and production operations are subject to hazards incidental to the industry. These hazards include blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. To lessen the effects of these hazards, we maintain insurance of various types to cover our domestic operations. We cannot assure that the general liability insurance of $9.0 million carried by us or the $25.0 million carried by Apache, as the operator of the Apache Exploration Program, can continue to be obtained on reasonable terms. POGC, as operator of the Fences project area, is self-insured. We do not plan to purchase well control insurance on wells we drill in the Fences project area and may elect not to purchase such insurance on wells drilled in other areas in Poland as well. The current level of insurance does not cover all of the risks involved in oil and gas exploration, drilling and production. Where additional insurance coverage does exist, the amount of coverage may not be sufficient to pay the full amount of such liabilities. We may not be insured against all losses or liabilities that may arise from all hazards because such insurance is unavailable at economic rates, because of limitations on existing insurance coverage or other factors. For example, we do not maintain insurance against risks related to violations of environmental laws. We would be adversely affected by a significant adverse event that is not fully covered by insurance. Further, we cannot assure that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

         Risks Relating to Conducting Business in Poland

         Polish laws, regulations and policies may be changed in ways that could adversely impact our business.

         Our oil and gas exploration, development and production activities in Poland are and will continue to be subject to ongoing uncertainties and risks, including:

         o possible changes in government personnel, the development of new administrative policies and practices and political conditions in Poland that may affect the administration of agreements with governmental agencies or enterprises;

         o        possible  changes  to  the  laws,   regulations  and  policies
                  applicable to us and our partners or the oil and gas industry in Poland in general;

         o uncertainties as to whether the laws and regulations will be applicable in any particular circumstance;

         o uncertainties as to whether we will be able to enforce our rights in Poland;

         o uncertainty as to whether we will be able to demonstrate, to the satisfaction of the Polish authorities, our, POGC's and Apache's compliance with governmental requirements respecting exploration expenditures, results of exploration, environmental protection matters and other factors;

         o the inability to recover previous payments to the Polish government made under the exploration rights or any other costs incurred respecting those rights if we were to lose or cancel our exploration and exploitation rights at any time;

         o        political instability and possible changes in government;

         o        export and transportation tariffs;

         o        local and national tax requirements;

         o expropriation or nationalization of private enterprises and other risks arising out of foreign government sovereignty over our acreage in Poland; and

         o possible significant delays in obtaining opinions of local authorities or satisfying other governmental requirements in connection with a grant of an exploitation concession.

         Poland has a developing regulatory regime, regulatory policies and interpretations.

         Poland has a developing regulatory regime governing exploration and development, production, marketing, transportation and storage of oil and gas. These provisions were recently promulgated and are relatively untested. Therefore, there is little or no administrative or enforcement history or established practice that can aid us in evaluating how the regulatory regime will affect our operations. It is possible that such governmental policies will change or that new laws and regulations, administrative practices or policies or interpretations of existing laws and regulations will materially and adversely affect our activities in Poland. For example, Poland's laws, policies and procedures may be changed to conform to the minimum requirements that must be met before Poland is admitted as a full member of the European Union.

         Our  oil  and  gas   operations   are   subject  to  rapidly   changing
         environmental laws and regulations that could negatively impact our operations.

         Operations on our project areas are subject to environmental laws and regulations in Poland that provide for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas exploration and development. Additionally, if significant quantities of gas are produced with oil, regulations prohibiting the flaring of gas may inhibit oil production. In such circumstances, the absence of a gas gathering and delivering system may restrict production or may require significant expenditures to develop such a system prior to producing oil and gas. We may be required to prepare and obtain approval of environmental impact assessments by governmental authorities in Poland prior to commencing oil or gas production, transportation and processing functions.

         We and our partners cannot assure that we have complied with all applicable laws and regulations in drilling wells, acquiring seismic data or completing other activities in Poland to date. The Polish government may adopt more restrictive regulations or administrative policies or practices. The cost of compliance with current regulations or any changes in environmental regulations could require significant expenditures. Further, breaches of such regulations may result in the imposition of fines and penalties, any of which may be material. These environmental costs could have a material adverse effect on our financial condition or results of operations in the future.

         Certain risks of loss arise from our need to conduct transactions in foreign currency.

         The amounts in our agreements relating to our activities in Poland are normally expressed and payable in United States dollars or equivalent Polish zlotys. Conversions between United States dollars and Polish zlotys are made on the date amounts are paid or received. In the future, our financial results and cash flows in Poland may be affected by fluctuations in exchange rates between the Polish zloty and the United States dollar. We have not hedged our foreign currency activities in the past and do not plan to do so. Currencies used by us may not be convertible at satisfactory rates. In addition, the official conversion rates between United States and Polish currencies may not accurately reflect the relative value of goods and services available or required in Poland. Further, inflation may lead to the devaluation of the Polish zloty.

         Under Poland's Foreign Exchange Law, prior to making transfers of nonresident income (such as dividends, interest, rent) abroad, a bank generally must be furnished with documents evidencing title for the payment, as well as with a certificate issued by the Polish tax authorities confirming the expiration of tax liability in Poland or a foreign exchange permit releasing the transferor from this obligation. If the income to be transferred is not subject to taxation in Poland, a written declaration to this effect may be sufficient.

         Given that the Foreign Exchange Law has come into effect recently and no detailed rules and regulations under it have been issued to date by the Polish authorities, the interpretation of the law's provisions will remain subject to considerable uncertainty in the near term.

         Risks Related to an Investment in our Common Stock

         Our stockholder rights plan and bylaws discourage unsolicited takeover proposals and could prevent our stockholders from realizing a premium on our common stock.

         We  have a  stockholder  rights  plan  that  may  have  the  effect  of discouraging unsolicited takeover proposals. The rights issued under the stockholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. In addition, our articles of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that our stockholders may consider to be in their best interests that include:

         o provisions that members of the board of directors are elected and retire in rotation; and

         o the ability of the board of directors to designate the terms of, and to issue new series of, preferred shares.

         Together,   these  provisions  and  our  stockholder  rights  plan  may discourage transactions that otherwise could involve payment to our stockholders of a premium over prevailing market prices for our common shares.

         Our common stock price has been and may continue to be extremely volatile.

         Our common stock has traded as low as $2.88 and as high as $10.13 during intra-day trading between January 1, 1999, and the date of this report. Some of the factors leading to this volatility include:

 o the  outcome  of
individual wells or the timing of exploration efforts in Poland;

         o the potential sale by us of newly issued common stock to raise capital or by existing stockholders of restricted securities;

         o price and volume fluctuations in the general securities markets that are unrelated to our results of operations;

         o the investment community's view of companies with assets and operations outside the United States in general and in Poland in particular;

         o        actions or announcements by POGC or Apache that may affect us;

         o        prevailing world prices for oil and gas;

         o        the potential of our current and planned activities in Poland;
                  and

         o changes in stock market analysts' recommendations regarding us, other oil and gas companies or the oil and gas industry in general.

         We may encounter additional exploration failures in Poland that will adversely affect the trading prices for our common stock.

Oil and Gas Terms

         The  following  terms  have the  indicated  meaning  when  used in this
Report:

         "Bbl" means barrel of oil.

         "Carried" or "Carry" refers to an agreement under which one party (carrying party) agrees to pay for all or a specified portion of costs of another party (carried party) on a property in which both parties own a portion of the working interest.

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

         "Field" means an area consisting of single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic conditions. "Gross" acres and "gross" wells means the total number of acres or wells, as the case may be, in which an interest is owned, either directly or though a subsidiary or other Polish enterprise in which we have an interest.

         "Horizon" means an underground geological formation, which is the portion of the larger formation that has sufficient porosity and permeability to constitute a reservoir. "MBbls" means thousand barrels of oil.

         "MMBbls" means million barrels of oil.

         "MMbtu" means million British thermal units, a unit of heat energy used to measure the amount of heat that can be generated by burning gas or oil. "Mmcf" means million cubic feet of natural gas.

         "Net" means, when referring to wells or acres, the fractional ownership working interests held by us, either directly or through a subsidiary or other Polish enterprise in which we have an interest, multiplied by the gross wells or acres.

         "Proved reserves" means the estimated quantities of crude oil, gas and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. "Proved reserves" may be developed or undeveloped.

         "PV-10 Value" means the estimated future net revenue to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10.0%. These amounts are calculated net of estimated production costs and future development costs, using prices and costs in effect as of a certain date, without escalation and without giving effect to non-property related expenses such G&A costs, debt service, future income tax expense or depreciation, depletion and amortization.

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

--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         We are not a party to any material legal proceedings, and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

--------------------------------------------------------------------------------
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

--------------------------------------------------------------------------------
                      ITEM 5. MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

Price Range of Common Stock and Dividend Policy

         The following table sets forth for the periods indicated the high and low closing prices for our common stock as quoted under the symbol "FXEN" on the Nasdaq National Market:

                                                                        Low          High
                                                                     ----------    ----------
        2001:
          First Quarter (through March 15, 2001).................     $  3.50        $  5.94

        2000:
          Fourth  Quarter........................................     $  3.19        $  4.81
          Third Quarter..........................................        3.28           5.69
          Second Quarter.........................................        4.44           8.31
          First Quarter..........................................        5.13           7.94

        1999:
          Fourth  Quarter........................................     $  4.00         $ 7.00
          Third Quarter..........................................        6.31           9.43
          Second Quarter.........................................        4.13           7.00
          First Quarter..........................................        4.00           9.75

         On March 15, 2001, the closing price per share of our common stock on the Nasdaq National Market was $5.32.

         The market price for our common stock has been volatile in the past and could fluctuate significantly in response to the results of specific exploration and development activities, variations in quarterly operating results, fluctuations in oil and gas prices and changes in recommendations by securities analysts. In addition, the securities markets regularly experience significant price and volume fluctuations that are often unrelated or disproportionate to the results of operations of particular companies. In particular, securities such as the common stock of companies doing substantially all of their business in emerging market countries such as Poland are, to varying degrees, influenced by economic and market conditions in other emerging market countries. Although economic conditions are different in each country, investors' reactions to developments in one country may affect the securities of issuers doing business in other countries, including Poland. There can be no assurance that the trading price of our common stock would not be adversely affected by events elsewhere, especially in emerging market countries. These broad fluctuations may adversely affect the market price of our common stock.

         We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to reinvest any future earnings to further expand our business. We estimate that, as of March 15, 2001, we had approximately 4,200 stockholders.

--------------------------------------------------------------------------------
                  ITEM 6. SELECTED CONSOLIDATED FINANCILA DATA
--------------------------------------------------------------------------------

         The following selected consolidated financial data of FX Energy, Inc. and its subsidiaries for the five years ended December 31, 2000, are derived from the audited financial statements and notes thereto of FX Energy, Inc. and its subsidiaries, certain of which are included in this report. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

                                                              Years Ended December 31,
                                           ---------------------------------------------------------------
                                              2000         1999         1998         1997         1996
                                           ------------ ------------ ------------ ------------ -----------
                                                      (In thousands, except per share amounts)
      Statement of Operations Data

Revenues:
  Oil sales.............................   $     2,521  $     1,554  $     1,124  $     2,040  $     2,346
  Oilfield services revenues............        1,290          865          323           496           75
  Gain on sale of property interests....           --           --          467           272           --
                                           ------------ ------------ ------------ ------------ -----------
    Total revenues......................        3,811        2,419        1,914         2,808        2,421
                                           ------------ ------------ ------------ ------------ -----------
Operating costs and expenses:
  Lease operating costs (1).............        1,349          962        1,046         1,239        1,225
  Exploration costs (2).................        7,389        3,053        2,127         5,314        3,716
  Impairments (3).......................           --           --        5,885            --           --
  Oilfield services.....................        1,084          642          240           329          154
  Depreciation, depletion and
    amortization........................          386          494          672           635          558
  General and administrative............        2,654        2,962        2,572         2,566        1,715
  Apache Poland general and
    administrative......................          957           --           --            --           --
  Amortization of deferred
    compensation........................          652           --           --            --           --
                                           ------------ ------------ ------------ ------------ -----------
      Total operating costs and expenses       14,471        8,113       12,542        10,083        7,368
                                           ------------ ------------ ------------ ------------ -----------

Operating loss..........................      (10,660)      (5,694)     (10,628)       (7,275)      (4,947)
                                           ------------ ------------ ------------ ------------ -----------

Other income (expense):
  Interest and other income.............          557          511          506           662          370
  Interest expense......................           (2)          (7)          --           (83)        (333)
  Impairment of notes receivable from
    officers............................         (738)        (666)          --            --           --
                                           ------------ ------------ ------------ ------------ -----------
      Total other income (expense)......         (183)        (162)         506           579           37
                                           ------------ ------------ ------------ ------------ -----------
Net loss before extraordinary gain......      (10,843)      (5,856)     (10,122)       (6,696)      (4,910)
                                           ------------ ------------ ------------ ------------ -----------
  Extraordinary gain....................           --           --           --         3,076           --
                                           ------------ ------------ ------------ ------------ -----------
Net loss................................   $  (10,843)  $   (5,856)  $  (10,122)  $    (3,620) $    (4,910)
                                           ============ ============ ============ ============ ===========

Basic and diluted net loss per share:
  Net loss before extraordinary gain....   $    (0.66)  $    (0.41)  $    (0.78)  $    (0.53)  $     (0.49)
  Extraordinary gain....................           --           --           --         0.24            --
                                           ------------ ------------ ------------ ------------ -----------
    Net loss............................   $    (0.66)  $    (0.41)  $    (0.78)  $    (0.29)  $     (0.49)
                                           ============ ============ ============ ============ ===========

Basic and diluted weighted average
  shares outstanding....................       16,435       14,199       12,979        12,597       10,018

                                  - Continued -

                                                                        Years Ended December 31,
                                                        ---------------------------------------------------------
                                                          2000        1999       1998        1997        1996
                                                        ---------- ----------- ----------  ---------- -----------
                                                                             (In thousands)

               Cash Flow Statement Data
Net cash used in operating activities (4).............   $ (6,082) $  (2,984)   $ (3,091)  $  (2,402)  $  (3,496)

Net cash provided by (used in) investing activities (4)    (3,834)    (3,678)      1,066      (3,110)     (7,160)
Net cash provided by (used in) financing activities...      9,375      6,469        (674)      1,679      18,259

                                                                              December 31,
                                                        ---------------------------------------------------------
                                                          2000        1999       1998        1997        1996
                                                        ---------- ----------- ----------  ---------- -----------
                                                                             (In thousands)

                  Balance Sheet Data
Working capital.......................................  $     616  $   5,459   $   3,965   $   8,494   $  13,843
Total assets..........................................     10,570     10,470       8,253      18,555      22,994
Long-term debt........................................         --         --          --          --       1,500
Stockholders' equity..................................      8,231      8,367       6,920      17,612      20,908

-----------------
(1)      Includes lease operating expenses and production taxes.
(2) Includes geophysical and geological costs, exploratory dry hole costs and nonproducing leasehold impairments.
(3)      Includes domestic proved property write down.
(4) The years ended December 31, 1999, 1998, 1997 and 1996, have been adjusted to include exploratory dry hole costs in investing activities rather than as a component of operating activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion of our historical financial condition and results of operations should be read in conjunction with Item 6. "Selected Consolidated Financial Data," our Consolidated Financial Statements and related Notes contained in this report.

Introduction

         We are an independent energy company engaged in the exploration, development and production of oil and gas from properties located in the United States and Poland. Through the end of 2000, all of our production revenue has been from our United States producing properties. In the western United States, we produce oil from fields in Montana and Nevada and have an oilfield services company in northern Montana and oil and gas exploration prospects in several western states.

         We conduct substantially all of our exploration and development activities in Poland jointly with others and, accordingly, recorded amounts for our activities in Poland reflect only our proportionate interest in these activities.

         Our results of operations may vary significantly from year to year based on the factors discussed in "Risk Factors" and on other factors such as our exploratory and development drilling success. Therefore, the results of any one year may not be indicative of future results.

         We follow the successful efforts method of accounting for our oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, the costs of drilling the well are expensed. The costs of development wells are capitalized, whether productive or nonproductive. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are considered not to be realizable. An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the related fair value, determined on a property-by-property basis. As a result of the foregoing, our results of operations for any particular period may not be indicative of the results that could be expected over longer periods.

         We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations or financial position. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

Results of Operations by Business Segment

         We operate within two segments of the oil and gas industry: the exploration and production segment, or E&P, and the oilfield services segment. Mining, which consisted solely of gold exploration on our Sudety project area in Poland, has been discontinued and is excluded from the following discussion. Depreciation, depletion and amortization costs, or DD&A, and general and administrative costs, or G&A, directly associated with their respective segments are detailed within the following discussion. Amortization of deferred compensation, interest income, other income, officer loan impairment and other costs, which are not allocated to individual operating segments for management or segment reporting purposes, are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and information regarding nonsegmented items for the years ended December 31, 2000, 1999 and 1998 follows:

         Exploration and Production Segment

         A summary of the amount and percentage change, as compared to their respective prior year period, for oil revenues, average oil prices, production volumes and lifting costs per barrel for the years ended December 31, 2000, 1999 and 1998, is set forth in the following table:

                                                                                        Year Ended December 31,
                                                                         ------------------------------------------------------
                                                                               2000              1999               1998
                                                                         ----------------- -----------------  -----------------
                     Oil revenues......................................     $2,521,000        $1,554,000         $1,124,000
                       Percent change versus prior year................         +62.2%            +38.3%

                     Average oil price.................................         $26.14            $15.35              $9.78
                       Percent change versus prior year................         +70.3%            +57.0%

                     Production volumes (Bbls).........................         96,416           101,275            114,909
                       Percent change versus prior year................          -4.8%            -11.9%

                     Lifting costs per barrel (1)......................         $12.13             $8.88              $8.41
                       Percent change versus prior year................         +36.6%             +5.5%

------------------------
         (1) Lifting costs per barrel are computed by dividing lease operating expenses by the total barrels of oil produced.

         Oil Revenues. Oil revenues were $2.5 million, $1.6 million and $1.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. During these three years, our oil revenues fluctuated primarily due to volatile oil prices, the degree of maintenance performed and declining production rates attributable to the natural production declines of our producing properties.

         Gain on Sale of Property Interests. There was no gain on sale of property interests for the years ended December 31, 2000 and 1999. We recognized a gain on sale of property interests of $467,000 during the year ended December 31, 1998. During 1998, Apache paid us $500,000 in initial cash consideration relating to its participation in our Carpathian project area, which was offset by $33,000 of associated costs. The amount of gain on sale of property interests will continue to vary from year to year, depending on the timing of completed deals and the amount of up-front cash consideration, if any.

         Lease Operating Costs. Our lease operating costs consist of normal recurring lease operating expenses and production taxes. Lease operating costs were $1.3 million, $962,000 and $1.0 million for the years ended December 31, 2000, 1999 and 1998, respectively, or $13.99, $9.50 and $9.11, respectively, per barrel of oil produced.

         Lease operating expenses were $1.2 million, $899,000 and $966,000 for the years ended December 31, 2000, 1999 and 1998, respectively. During 2000, we plugged and abandoned ten inactive wells at a total cost of approximately $92,000 on the Cut Bank Sand Unit, our principal producing property, and incurred substantially more maintenance and repair costs as we completed work that had been postponed due to low oil prices during prior years. As a result, lifting costs per barrel were $12.13 during 2000, an increase of $3.25 as compared to the same period on 1999. During 1999 and 1998, we performed only routine maintenance on our producing properties and deferred workovers in an effort to control operating costs due to low oil prices. Lifting costs per barrel were relatively flat during 1999 and 1998, amounting to $8.88 and $8.41 per barrel, respectively.

         Production taxes were $179,000, $63,000 and $80,000 for the years ended December 31, 2000, 1999 and 1998, respectively, or 7.1%, 4.1% and 7.0% of oil revenues, respectively. During 1999, the state of Montana passed legislation to reduce the production tax rate to as low as 0.5% for stripper oil wells. The legislation also included a provision whereby the production tax rate would increase to as much as 12.8% for stripper wells if the average price of west Texas intermediate crude oil, or WTI, exceeded $30 per barrel during any calendar quarter. In the event the average price of WTI exceeded $30 per barrel, the higher tax rate would apply to all production during the then-current calendar quarter. During the third and fourth quarters of 2000, the average price of WTI exceeded $30 per barrel, resulting in a higher effective production tax rate during 2000, as compared to 1999. During 1999, production taxes decreased to an average of approximately 4.1% of annual oil revenues, as compared to 7.0% during 1998, primarily due to the reduction in the production tax rate on stripper wells in Montana and the average price of WTI not exceeding $30 per barrel during any quarter of 1999. The change in the amount of production taxes from year to year is directly attributable to the combination of fluctuating of oil prices, production tax rate changes and the amount of oil produced.

         DD&A Expense - Producing Operations. DD&A expense for producing properties was $73,000, $51,000 and $231,000 for the years ended December 31, 2000, 1999 and 1998, respectively, or $0.76, $0.50 and $2.01 per barrel, respectively. The increase in DD&A expense of $0.26 per barrel during 2000, as compared to the same period of 1999, is primarily attributed to a 456,000 barrel decrease in the amount of estimated proved reserves as of December 31, 1999, as compared to December 31, 1998. The decrease in DD&A expense of $1.51 during 1999, as compared to the December 31, 1998, is directly attributable to the $5.9 million write-down of our domestic proved developed oil and gas properties during 1998, which resulted in a substantially lower depreciable property basis during 1999, as compared to 1998.

         Domestic Proved Property Impairment. There were no domestic proved property impairments for the years ended December 31, 2000 or 1999. For the year ended December 31, 1998, we incurred a domestic proved developed property impairment of $5.9 million due to low oil prices experienced during 1998, coupled with forecasted continuation of depressed oil prices and our decision to focus our limited resources on Poland. As of December 31, 1998, the estimated net present value for our domestic proved properties was approximately $472,000, consisting solely of proved developed reserves. In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets To Be Disposed of," we recorded total impairment expense of $5.9 million for the year ended December 31, 1998, which represented the difference between the net book value of our domestic proved developed properties and the related fair value, determined on a property-by-property basis, as of December 31, 1998.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs, or G&G, exploratory dry holes and nonproducing leasehold impairments. Exploration costs were $7.4 million, $3.1 million and $2.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. G&G costs of $31,000 and $29,000 incurred during the years ended December 31, 1999 and 1998, respectively, relate to our discontinued gold exploration in Poland, which is excluded from the following discussion of each component of exploration costs.

         G&G costs were $4.7 million, $1.9 million and $2.1 million during the years ended December 31, 2000, 1999 and 1998, respectively. During 2000, we spent approximately $2.1 million on acquiring 3-D seismic data in the Fences project area, approximately $477,000 on acquiring 2-D seismic data on the Lublin Basin, Pomeranian and Warsaw West project areas and granted stock options valued at approximately $81,000 to a Polish consultant. During 1999, we spent approximately $310,000 reprocessing 2-D seismic data on the Pomeranian and Warsaw West project areas, granted stock options valued at approximately $119,000 to a Polish consultant and spent approximately $374,000 evaluating potential property acquisitions from POGC. During 1998, we incurred approximately $400,000 of cost relating to our share of the Lublin project area 2-D seismic data acquisition program with Apache and $75,000 relating to a geological and geophysical study. From January 1, 1998, through December 31, 2000, we spent an average amount of approximately $1.6 million annually relating to analyzing seismic data and the wages and associated expenses for employees and consultants directly engaged in geological and geophysical activities. Subject to available funding, G&G costs are expected to continue at current or higher levels as we further our exploratory efforts in Poland.

         Exploratory dry hole costs were $2.0 million, $1.0 million and $17,000 for the years ended December 31, 2000, 1999 and 1998, respectively. During 2000, we drilled the Wilga 3 and Wilga 4 wells near our Wilga 2 discovery on the Lublin Basin project area, both of which were subsequently determined to be exploratory dry holes costing a net amount of $1.1 million and $900,000, respectively, after Apache covered one-half of our 45.0% share of costs to drill the Wilga 3 and Wilga 4 wells under terms of the Apache Exploration Program. During 1999, we participated in drilling three exploratory dry holes in Poland. Two of these wells, the Siedliska 2 and Witkow 1, were carried exploratory wells under the Apache Exploration Program. As such, Apache covered all of our pro rata share of costs for both wells. We retained and paid for a 5.0% interest in the Andrychow 6 well, an exploratory dry hole on the Carpathian project area, which cost $99,000. On the Lachowice Farm-in, we spent $869,000 to recomplete one shut-in well and test another shut-in well, both of which were noncommercial. Also, during 1999, we spent $33,000 associated with the Gladysze 1-A, an exploratory dry hole drilled on the Baltic project area during 1997. During 1998, we participated in drilling two exploratory dry holes, the Czernic 277-2 and the Poniatowa 317-1, on the Lublin project area in Poland. Both wells were carried exploratory wells under the Apache Exploration Program. As such, Apache covered all of our pro rata share of costs for both wells. All of the exploratory dry hole costs recorded during 1998 were associated with wells drilled prior to 1998.

         Nonproducing leasehold impairments were $674,000 and $93,000 for the years ended December 31, 2000 and 1999, respectively. There were no nonproducing leasehold impairments during the year ended December 31, 1998. During 2000, we incurred a nonproducing leasehold impairment $674,000 relating to the Williston Basin in North Dakota, where we no longer have exploration plans. During 1999, we incurred a nonproducing leasehold impairment of $72,000 relating to the Lachowice Farm-in, which was noncommercial after recompleting a shut-in well and testing another shut-in well yielded noncommercial results, and $21,000 pertaining to a prospect in Nevada where we no longer have exploration plans. Nonproducing leasehold impairments will vary from period to period based on our determination that capitalized costs of unproved properties, on a property-by-property basis, are not realizable.

         Apache Poland G&A Costs. Apache Poland G&A costs consist of our share of direct overhead costs incurred by Apache in Poland in accordance with the terms of the Apache Exploration Program. Apache Poland G&A costs were $957,000 for the year ended December 31, 2000. There were no Apache Poland G&A costs during the years ended December 31, 1999, and 1998. Prior to July 1, 2000, Apache covered all of our pro rata share of Apache Poland G&A costs. Effective July 1, 2000, we began paying approximately 35.0% of Apache Poland G&A costs, to be adjusted as each of Apache's remaining drilling requirements are completed, up to a maximum of 50.0%. In addition to the $957,000 of Apache Poland G&A we paid during 2000, Apache covered approximately $34,000 of Apache Poland G&A costs incurred by us during the second half of 2000 under an amendment to the Apache Exploration Program effective January 1, 2001, referred to as the Poland 2001 Agreement, whereby Apache agreed to issue us a credit of $923,000 against any outstanding invoices as of December 31, 2000, as well as any future costs billed by Apache in return for the release of its commitment to cover our share of costs to shoot 339 kilometers of 2-D seismic data in the Carpathian project area. The annual budgeted amount of Apache Poland G&A costs is subject to advance joint approval.

         Oilfield Services Segment

         Oilfield Services Revenues. Oilfield services revenues were $1.3 million, $865,000 and $323,000 for the years ended December 31, 2000, 1999 and 1998, respectively. During 2000, oilfield services revenues were $425,000 higher than the same period of 1999, primarily due to improved market conditions as a result of higher oil prices. During all of 2000 and 1999, we focused our oilfield servicing equipment on third-party contract oilfield services in an effort to increase our domestic revenues rather than utilizing it on our company-owned properties. During 1998, our oilfield services revenues consisted of $323,000 from third-party contract oilfield services work conducted in the third and fourth quarters as we began to shift the primary focus of utilizing our oilfield servicing equipment to third-party contract work rather than work performed on company-owned properties. Oilfield services revenues will continue to fluctuate year to year based on market demand, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties and other factors.

         Oilfield Servicing Costs. Oilfield servicing costs were $1.1 million, $642,000 and $240,000 for the years ended December 31, 2000, 1999 and 1998, respectively, or 84.0%, 74.2% and 74.4% of oilfield servicing revenues, respectively. During 2000, oilfield servicing costs were a higher percentage of oilfield services revenues, as compared to 1999 and 1998, due to higher than normal maintenance and repair costs associated with our oilfield servicing equipment. During 1999, oilfield servicing costs as a percentage of oilfield services revenues, were relatively flat as compared to the same period of 1998. In general, oilfield servicing costs are directly associated with oilfield services revenues. As such, oilfield servicing costs will continue to fluctuate year to year based on revenues generated, market demand, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $247,000, $334,000 and $322,000 for the years ended December 31, 2000, 1999 and 1998, respectively. We spent $779,000, $138,000 and $156,000 on upgrading our oilfield servicing equipment during 2000, 1999 and 1998, respectively. DD&A expense was $87,000 lower during 2000, as compared to 1999, due to prior year capital additions becoming fully depreciated during 2000. DD&A expense was $12,000 higher during 1999, as compared to 1998, due to prior year capital additions being depreciated for an entire year.

         Nonsegmented Items

         DD&A Expense - Corporate. DD&A expense for corporate activities was $66,000, $110,000 and $118,000 for the years ended December 31, 2000, 1999 and
1998, respectively.  We spent $33,000, $20,000 and $85,000 during 2000, 1999 and
1998, respectively, on software, hardware and office equipment utilized primarily for corporate purposes. DD&A expense for corporate activities was progressively lower year to year, primarily due to assets purchased in prior years becoming fully depreciated coupled with a lesser amount of asset additions in the ensuing years.

         G&A Costs. G&A costs were $2.7 million, $3.0 million and $2.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. During 2000, G&A costs were $307,000 lower, as compared to the same period of 1999, primarily due to lower payroll and associated costs. During 1999, G&A costs were $390,000 higher, as compared to the same period of 1998, primarily due to higher payroll and other related costs associated with our increasing emphasis on expanding our activities in Poland. Subject to available funding, G&A costs are expected to be at current or higher levels in future periods as we expand our presence in Poland.

         Amortization of Deferred Compensation. Amortization of deferred compensation was $652,000 for the year ended December 31, 2000. There was no amortization of deferred compensation during the years ended December 31, 1999 and 1998. On August 4, 2000, we extended the term of options and warrants to purchase 678,000 shares of our common stock that were to expire during 2000 for a period of two years, with a one-year vesting period. In accordance with FIN 44 "Accounting for Certain Transactions Involving Stock Compensation," we incurred deferred compensation cost of $1.6 million, including $1.2 million covering the intrinsic value applicable to officers and employees and $378,000 covering the fair market value calculated using the Black-Scholes model for a consultant, to be amortized to expense over the one-year vesting period.

         Interest and Other Income. Interest and other income were $557,000, $512,000 and $506,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Our cash, cash equivalent and marketable debt securities balances were $2.4 million, $6.9 million and $4.7 million as of December 31, 2000, 1999 and 1998, respectively. The average cash and marketable securities balances during 2000, 1999, and 1998 were relatively constant from year to year. We earned interest income of $531,000, $499,000 and $492,000 during 2000, 1999 and 1998, respectively. Accrued interest income associated with officers' notes receivable was $140,000, $134,000 and $64,000 during 2000, 1999 and 1998, respectively.

         Interest Expense. Interest expense was $2,000 and $8,000 for the years ended December 31, 2000 and 1999. We had no interest expense for the year ended December 31, 1998. During 2000, we incurred $2,000 of interest expense relating to financing the purchase of five pickups used in our Montana operations with one-year notes. During 1999, we incurred $8,000 of interest expense primarily relating to the settlement of an audit by the Blackfeet Tribe pertaining to the Cut Bank Field. During the three years ended December 31, 2000, 1999 and 1998, we had no long-term debt.

         Officer Loan Impairment. Officer loan impairment was $738,000 and $666,000 for the years ended December 31, 2000 and 1999, respectively. There was no officer loan impairment for the year ended December 31, 1998. In accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," the notes receivable from officers carrying value was $773,000 as of December 28, 2000, including principal and interest of $2.2 million reduced by an impairment allowance of $1.4 million based on the market value of 233,340 shares of the our common stock held as collateral. On December 28, 2000, the officers surrendered the collateral shares to us in return for the cancellation of the notes receivable from officers and we recorded the resulting acquisition of 233,340 shares of treasury stock at a cost of $773,000.

         Income Taxes. We incurred net losses of $10.8 million, $5.9 million and $10.1 million for the years ended December 31, 2000, 1999 and 1998, respectively, which can be carried forward to offset future taxable income. SFAS No. 109 "Accounting for Income Taxes" requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our ability to realize the benefit of our deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of our exploration and development activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in our conclusion that a full valuation allowance be provided. Accordingly, we did not recognize any income tax benefit in our consolidated statement of operations for these years.

         Net Loss.  We incurred  net losses of $10.8  million,  $5.9 million and
$10.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The net loss in 2000 was due principally to $7.4 million of exploration costs, an officer loan impairment of $738,000 and $2.7 million of G&A costs. The net loss in 1999 was due principally to $3.1 million of exploration costs, an officer loan impairment of $666,000 and $3.0 million of G&A costs. The net loss in 1998 was due principally to $2.1 million of exploration costs, a domestic proved property impairment of $5.9 million and $2.6 million of G&A costs.

Liquidity and Capital Resources

         Historically, we have relied primarily on proceeds from the sale of our common stock to fund our operating and investing activities. During March 2001, we signed a $5.0 million loan agreement with RRPV to partially fund our planned ongoing activities in Poland during 2001. During 2000 and 1999, we received net proceeds of $9.3 million and $7.1 million, respectively, from the sale of our common stock in private transactions. We also benefit from funds provided by our industry partners, primarily Apache.

         Working Capital. We had working capital of $616,000, $5.5 million and $4.0 million as of December 31, 2000, 1999 and 1998, respectively. Working capital as of December 31, 2000, was $4.8 million lower, as compared to the end of 1999, primarily due to a net loss of $10.8 million during 2000, which was partially offset by net proceeds of $9.3 million from a private placement of 2,969,000 shares of our common stock. Working capital as of December 31, 1999, was $1.5 million higher, as compared to the end of 1998, primarily due to net proceeds of $7.1 million from the private placement of 1,792,500 shares of our common stock, which was partially offset by a $5.9 million net loss during 1999.

         Operating Activities. We used net cash of $6.1 million, $3.0 million and $3.1 million in our operating activities during 2000, 1999 and 1998, respectively, primarily as a result of the net losses incurred in those years. During 2000, 1999 and 1998, we spent $6.4 million, $3.4 million and $4.0 million, respectively, on operating activities exclusive of changes in working capital items. Net changes in working capital items increased cash used in operating activities by $335,000 $450,000 and $869,000 during 2000, 1999 and 1998, respectively.

         Investing Activities. We used net cash of $3.9 million and $3.7 million in investing activities during 2000 and 1999, respectively. During 1998, we received net cash from investing activities of $1.1 million. During 2000, we spent $2.0 million on exploratory dry holes, $2.6 million on additions to proved properties, $2.3 million on additions to unproved properties, $779,000 on additions to oilfield servicing equipment, $33,000 on corporate assets, $6.3 million on purchasing marketable debt securities and received $10.3 million from maturing or sold marketable debt securities. During 1999, we spent $1.0 million on exploratory dry holes, $603,000 on additions to properties, equipment and other assets, received $6,000 from the sale of property interests, spent $6.6 million on purchasing marketable debt securities and received $4.3 million from maturing or sold marketable debt securities. During 1998, we spent $17,000 on exploratory dry holes, $441,000 on additions to properties, equipment and other assets, received $513,000 of proceeds from the sale of property interests and equipment, spent $6.6 million on purchasing marketable debt securities and received $7.6 million from maturing or sold marketable debt securities.

         Financing Activities. We received net cash of $9.4 million and $6.5 million from our financing activities during 2000 and 1999, respectively. During 1998, we used net cash of $674,000 in our financing activities. During 2000, we received net proceeds of $9.3 million ($10.4 million gross) from the private placement of 2,969,000 shares of our common stock and received $103,000 in cash and $156,000 in the form of a full recourse promissory note secured by 52,000 shares of our common stock from the exercise of options and warrants to purchase 95,572 shares of our common stock. Also, during 2000, we acquired 233,340 shares of treasury stock at a cost of $773,000 in a noncash transaction. During 1999, we advanced $598,000 to two officers, received net proceeds of $7.1 million ($7.2 million gross) from a private placement of 1,792,500 shares of common stock and $13,000 from the exercise of options on 2,000 shares of common stock. During 1998, we advanced $840,000 to officers and received $166,000 in cash and a full recourse note receivable of $250,000 from the exercise of options and warrants to purchase 382,622 shares of our common stock.

         In the past, our strategic partners have provided a substantial amount of the capital required under our exploration agreements with them. We anticipate they may continue to do so in the future. For instance, in 1997, Apache committed to cover our share of an exploration program in Poland originally estimated to cost $60.0 million gross (approximately $30.0 million net). Based on the original estimate, Apache had spent approximately of $48.0 million of those gross costs through December 31, 2000. As of December 31, 2000, Apache had a remaining commitment to cover our share of approximately $5.1 million of net costs in Poland, comprised primarily of the following items:

         o our share of costs to drill three exploratory wells (two of which were drilling as of December 31, 2000);

         o the first $818,000 of costs (other than carried costs) incurred after December 31, 2000;

         o our 45.0% share of costs to flow test and, if warranted, complete the Wilga 2 for production; and

         o 15.0% (to be reduced by 5.0% as each of the three remaining exploratory wells are drilled) of Apache's G&A in Poland, computed on a monthly basis.

         Other industry partners have previously covered approximately $2.9 million of our share of costs in other projects during the last five years.

Capital Requirements

         General. As of December 31, 2000, we had approximately $2.4 million of cash, cash equivalents and marketable debt securities with no long-term debt. We believe this amount, along with the proceeds of a $5.0 million loan agreement we signed during March 2001 with RRPV, the remaining Apache carried costs and positive cash flow generated from our E&P and oilfield services segments, will be sufficient to cover our minimum exploration and operating commitments during 2001. We have initiated discussions with commercial lenders and other gas purchasers for possible project funding related to our recent discoveries in Poland as well as possible other future discoveries. In order to fully fund or accelerate our current planned exploration and development activities, we will need additional capital. The timing, pace, scope and amount of our capital expenditures are largely dependent on the availability of capital.

         RRPV Financing. In March 2001, we signed a $5.0 million 9.5% convertible note with RRPV. The proceeds are to be used for exploration and development of additional gas reserves in Poland. In consideration for the loan, we granted RRPV an option to purchase up to 17 Mmcf per day of gas we produce in Poland. If RRPV elects to buy gas we produce in Poland, the loan will be repayable over eight years. If RRPV elects not to buy our gas, the loan will be repayable in March 2003 unless converted to restricted common stock at $5.00 per share, subject to adjustment in certain circumstances. As security for the loan, we have granted RRPV a lien on a portion of our gas reserves in Poland.

         Fences Project Area. We have agreed to spend $16.0 million of exploration costs on the Fences project area to earn a 49.0% interest. To date, we have paid approximately $6.7 million of this commitment, including $2.4 million to drill the Kleka 11, $2.2 million of drilling costs relating to the Mieszkow 1 and $2.1 million to commence two separate 3-D seismic data surveys. After we complete our $16.0 million commitment, POGC will begin bearing its 51.0% share of further costs. During 2001, we expect to spend approximately $1.7 million to finish processing the Zaniemysl and Donatowo 3-D seismic grids, $1.2 million on Mieskow 1 and approximately $2.8 million each on one or more additional exploratory wells, as warranted and as funding permits.

         Apache Exploration Program. During most of 2001, we expect that a substantial portion of our share of costs relating to the Apache Exploration Program will be covered by Apache. We have elected to utilize our tenth and final well carry on the Chojnice 108-6, an exploratory well on the Pomeranian project area, where we have a 42.5% working interest. In addition, Apache must cover the first $818,000 of costs we incur during 2001 (other than carried costs) relating to our joint activities with Apache in Poland and the portion of Apache Poland G&A that is attributable to the uncompleted portion of Apache's ten exploratory well work commitment.

         During 2001, on the Pomeranian project area, we plan to participate in an approximately $1.2 million gross 2-D seismic program covering approximately 280 kilometers to confirm Main Dolomite Reef leads on regional 2-D seismic data and drill one or more exploratory wells (including the Chojnice 108-6), costing approximately $2.8 million gross each to drill and complete, as warranted and as funding permits.

         During the first half of 2001, on the Lublin project area, Apache will cover our 45.0% share of costs for an extended flow test on the Wilga 2 well and, if warranted, completion of the well for production. The Wilga 2 extended flow test will assess the potential for commercial production in light of pipeline and facility expenditures that would be required.

         On the Warsaw West project area, we and Apache are currently evaluating whether to acquire an additional 520 kilometers of 2-D seismic data by November 2001, in order to fulfill the remaining work commitment required for the first three year exploration period on the Warsaw West project area usufruct.

         On the Carpathian project area, we and Apache are currently evaluating whether to acquire an additional 339 kilometers of 2-D seismic data and commence drilling an exploratory well by the end of 2001, in order to fulfill the remaining work commitments required for the first three year exploration period on the usufruct.

         Other. If we have the opportunity to participate in additional appraisal, development or exploration projects with POGC, we may be required to obtain additional capital. We expect to incur minimal exploration expenditures on our Baltic project area in Poland during 2001. Similarly, we expect to incur minimal exploration, appraisal and development expenditures on our domestic operations during 2001.

         We may change the allocation of capital among the categories of anticipated expenditures depending upon future events that we cannot predict. For example, we may change the allocation of our expenditures based on the actual results and costs of future exploration, appraisal, development, production, property acquisition and other activities. In addition, we may have to change our anticipated expenditures if costs of placing any particular discovery into production are higher, if the field is smaller or if the commencement of production takes longer than expected. We may obtain funds for future capital investments from the sale of additional securities, project financing, sale of partial property interests, strategic alliances with other energy or financial partners or other arrangements, all of which may dilute the interest of our existing stockholders or our interest in the specific project financed.

--------------------------------------------------------------------------------
       ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------
Market Risk

         Our major market risk exposure continues to be the price we receive for our production. Realized pricing is primarily driven by the prevailing worldwide price of oil applicable to the United States, and the domestic price of gas in Poland, subject to gravity, energy content and other adjustments for the actual oil and gas sold. Historically, oil and gas prices have been volatile and unpredictable. Price volatility relating to our domestic oil production and Polish gas production is expected to continue into the future. See "Items 1. and
2. Business and Properties: Risk Factors."

         We do not engage in any hedging activities to protect ourselves against market risks associated with oil and gas price fluctuations, although we may elect to do so if we achieve a significant amount of production in Poland. We currently do not have any derivative financial instruments.

Foreign Currency Risk

         We have entered into various agreements in Poland, primarily in U.S. Dollars or the U.S. Dollar equivalent of the Polish Zloty. We conduct our day-to-day business on this basis as well. The Polish Zloty is subject to exchange rate fluctuations that are beyond our control. The exchange rates for the Polish Zloty were 4.13, 4.14 and 3.51 per U.S. dollar as of December 31, 2000, 1999 and 1998, respectively.

         We do not currently engage in hedging transactions to protect ourselves against foreign currency risks, nor do we intend to do so in the foreseeable future.

--------------------------------------------------------------------------------
              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

         Our financial statements, including the accountant's report, are included beginning at page F-1 immediately following the signature page of this report.

--------------------------------------------------------------------------------
        ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         We have not disagreed on any items of accounting treatment or financial disclosure with our auditors.

                                    PART III

--------------------------------------------------------------------------------
                 ITEM 10. DIRECTORS AND OFFICERS OF REGISTRANT
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2001 annual meeting of stockholders under the caption "ELECTION OF DIRECTORS: Executive Officers, Directors and Nominees" and "Compliance with Section 16(a) of the Exchange Act" is incorporated herein by reference.

--------------------------------------------------------------------------------
                        ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2001 annual meeting of stockholders under the caption "ELECTION OF DIRECTORS: Executive Compensation" is incorporated herein by reference.


--------------------------------------------------------------------------------
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2001 annual meeting of stockholders under the caption "ELECTION OF DIRECTORS: Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

         As of December 31, 2000, we had options and warrants that were issued and outstanding to purchase an aggregate of up to 4,572,917 shares of common stock at exercise prices ranging from $1.50 to $10.25 per share, with a weighted average exercise price of $5.16 per share. Of those warrants and options, 3,462,200 shares of common stock are issuable on the exercise of options held by our officers and directors at exercise prices ranging from $1.50 to $10.25 per share, with a weighted average exercise price of $4.87 per share, including options to purchase 2,284,207 shares that are not fully vested. The existence of such warrants and options may prove to be a hindrance to future financing by us, and the exercise of such warrants and options may further dilute the interests of all other stockholders. The possible future resale of common stock issuable on the exercise of such warrants and options could adversely affect the prevailing market price of our common stock. Further, the holders of options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

--------------------------------------------------------------------------------
            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2001 annual meeting of stockholders under the caption "ELECTION OF DIRECTORS: Certain Relationships and Related Transactions" is incorporated herein by reference.

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

         1.  Financial Statements. See the following beginning at page F-1:

                                                                           Page
                                                                           -----

             Report of Independent
               Accountants............................................     F-1
             Consolidated Balance Sheets as of December 31, 2000
               and 1999...............................................     F-2
             Consolidated Statements of Operations for each of
               the three years ended December 31, 2000, 1999 and
               1998, respectively.....................................     F-3
             Consolidated Statements of Cash Flows for each of
               the three years ended December 31, 2000, 1999 and
               1998, respectively.....................................     F-5
             Consolidated Statements of Stockholders' Equity for
               each of the three years ended December 31, 2000,
               1999 and 1998, respectively............................     F-6
             Notes to the Consolidated Financial
               Statements.............................................     F-7

         2. Supplemental Schedules. The Financial Statement schedules have been omitted because they are not applicable or the required information is otherwise included in the accompanying Financial Statements and the notes thereto.

         3. Exhibits. The following exhibits are included as part of this report:

                            SEC
               Exhibit   Reference
                Number     Number                         Title of Document                           Location
              ---------- ----------- ------------------------------------------------------------ -----------------
               Item 3.               Articles of Incorporation and Bylaws
              -----------------------------------------------------------------------------------
              3.1            3       Restated and Amended Articles of  Incorporation              Incorporated by
                                                                                                    Reference(11)

              3.2            3       Bylaws                                                       Incorporated by
                                                                                                    Reference(1)

               Item 4.               Instruments Defining the Rights of Security Holders
              -----------------------------------------------------------------------------------
              4.1            4       Specimen Stock Certificate                                   Incorporated by
                                                                                                    Reference(1)

              4.2            4       Form of Designation of Rights, Privileges, and Preferences   Incorporated by
                                       of Series A Preferred Stock                                  Reference(14)

              4.3            4       Form of Rights Agreement dated as of April 4, 1997,          Incorporated by
                                       between FX Energy, Inc. and Fidelity Transfer Corp.          Reference(14)

                            SEC
               Exhibit   Reference
                Number     Number                         Title of Document                           Location
              ---------- ----------- ------------------------------------------------------------ -----------------
               Item 10.              Material Contracts
              -----------------------------------------------------------------------------------
              10.1           10      Mining Usufruct Agreement between the State Treasury of      Incorporated by
                                       the Republic of Poland and Frontier Poland Exploration       Reference(3)
                                       and Producing Company, Sp. z o.o. dated August 22, 1995,
                                       relating to Blocks 51, 52, 71, 72, 91, 92, 93, 111, 112
                                       and 113 (Baltic)

              10.2           10      Amendment No. 1 to Mining Usufruct Agreement dated August    Incorporated by
                                       15, 1996 (Baltic)                                            Reference(4)

              10.3           10      Amendment No. 2 to Mining Usufruct Agreement dated August    Incorporated by
                                       22, 1996 (Baltic)                                            Reference(15)

              10.4           10      Form of concession dated December 20, 1995, relating to      Incorporated by
                                       Baltic Concessions granted pursuant to the Mining            Reference(5)
                                       Usufruct Agreement dated August 15, 1996, with related
                                       schedule

              10.5           10      Mining Usufruct Agreement between the State Treasury of      Incorporated by
                                       the Republic of Poland and Lubex Petroleum Company Sp. z     Reference(10)
                                       o.o. dated December 20, 1996, relating to concession
                                       blocks 255, 275, 295, 316, 336, 337 and 338 (Lublin)

              10.6           10      Mining Usufruct Agreement between the State Treasury of      Incorporated by
                                       the Republic of Poland and Apache Poland Sp. z o.o. and      Reference(12)
                                       FX Energy Poland Sp. z o.o. (East), commercial
                                       partnership dated October 14, 1997, related to
                                       concession blocks 257, 258, 277, 278, 297, 317 and 318
                                       (Lublin)

              10.7           10      Mining Usufruct Agreement between the State Treasury of      Incorporated by
                                       the Republic of Poland and Apache Poland Sp. z o.o. and      Reference(12)
                                       FX Energy Poland Sp. z o.o. (East), commercial
                                       partnership dated October 14, 1997, related to
                                       concession block 298 (Lublin)

              10.8           10      Mining Usufruct Agreement between the State Treasury of      Incorporated by
                                       the Republic of Poland and Apache Poland Sp. z o.o. and      Reference(12)
                                       FX Energy Poland Sp. z o.o. (East), commercial
                                       partnership dated October 14, 1997, related to
                                       concession blocks 319, 320, 339, 340, 340A, 359, 360,
                                       360A, 379, 380 and 380A (Lublin)

              10.9           10      Mining Usufruct Agreement between the State Treasury of      Incorporated by
                                       the Republic of Poland and FX Energy Poland Sp. z o.o.       Reference(12)
                                       (East) and Gasex Production Company Sp. z o.o.,
                                       commercial partnership, dated October 14, 1997, related
                                       to concession blocks 410, 411, 412, 413, 414, 415, 430,
                                       431, 432, 433, 452 and 453 (Western Carpathian)

                            SEC
               Exhibit   Reference
                Number     Number                         Title of Document                           Location
              ---------- ----------- ------------------------------------------------------------ -----------------
              10.10          10      Mining Usufruct Agreement between the State Treasury of      Incorporated by
                                       the Republic of Poland and FX Energy Poland Sp. z o.o.       Reference(12)
                                       and Partners, commercial partnership, dated October 30,
                                       1997, related to concession blocks 85, 86, 87, 88, 89,
                                       105,108, 109, 129 and 149 in northwestern Poland
                                       (Pomeranian)

              10.11          10      Option Agreement dated July 18, 1997, between Polish Oil     Incorporated by
                                       and Gas Company, FX Energy, Inc. and Apache Overseas,        Reference(12)
                                       Inc.

              10.12          10      Participation Agreement dated effective as of April 16,      Incorporated by
                                       1997, between Apache Overseas, Inc. and FX Energy, Inc.      Reference(13)
                                       pertaining to the Lublin Concessions

              10.13          10      Letter Agreement dated February 27, 1998, between FX         Incorporated by
                                       Energy, Inc. and Apache Overseas, Inc. regarding             Reference(15)
                                       modification to all agreements for acreage in Poland
                                       under established area of mutual interest

              10.14          10      Participation Agreement dated effective February 27, 1998,   Incorporated by
                                        between FX Energy, Inc. and Apache Overseas, Inc.           Reference(15)
                                        pertaining to the Western Carpathian Concession

              10.15          10      Participation Option Agreement dated effective               Incorporated by
                                        February 27, 1998, between FX Energy, Inc. and Apache       Reference(15)
                                        Overseas, Inc. pertaining to the Pomeranian Concession

              10.16          10      Prospect Agreement between Apache Poland Sp. z o.o. and FX   Incorporated by
                                       Energy Poland Sp. z o.o. dated April 17, 1998                Reference(18)

              10.17          10      Option Agreement dated effective as of February 2, 1998,     Incorporated by
                                       between POGC, FX Energy, Inc. and Apache Overseas, Inc.      Reference (15)
                                       pertaining to the Western Carpathian Concessions

              10.18          10      Option Agreement dated March 5, 1998, effective as of        Incorporated by
                                       April 16, 1997, between FX Energy, Inc., Apache              Reference(17)
                                       Overseas, Inc. and POGC, relating to FX Energy's
                                       Carpathian Area Concessions.

              10.19          10      Option Agreement between FX Energy Poland Sp. z o.o. and     Incorporated by
                                       POGC dated effective May 20, 1998, relating to               Reference(19)
                                       Pomeranian Concessions

              10.20          10      Agreement dated October 21, 1996, between Sudety Mining      Incorporated by
                                       Company Sp. z o.o. and the State Treasury of the             Reference(9)
                                       Republic of Poland, for the establishment of the mining
                                       usufruct for the purpose of gold exploration in the
                                       Sudety Concessions

              10.21          10      Earn-In and Exploration Letter of Intent dated June 13,      Incorporated by
                                       1997, between FX Energy, Inc. and Homestake Mining           Reference(12)
                                       Company of California

                            SEC
               Exhibit   Reference
                Number     Number                         Title of Document                           Location
              ---------- ----------- ------------------------------------------------------------ -----------------
              10.22          10      Form of Mining Usufruct Agreement between the State          Incorporated by
                                       Treasury of the Republic of Poland and FX Energy Poland      Reference(15)
                                       Sp. z o.o. Commercial Partnership, dated October 16,
                                       1997, relating to Sudety Concession blocks 43, 63, 64,
                                       65, with related schedule.

              10.23          10      Earn-in, Exploration, and Joint Venture Agreement between    Incorporated by
                                       Homestake Mining Company of California and FX Energy,        Reference(15)
                                       Inc., effective December 31, 1997, regarding exploration
                                       for precious metals in the Republic of Poland (Sudety)

              10.24          10      Agreement between Apache Overseas, Inc. and FX Energy,       Incorporated by
                                       Inc. dated effective January 1, 1999, pertaining to oil      Reference(20)
                                       and gas operations in Poland

              10.25          10      Agreement on Cooperation in the Lachowice Area between       Incorporated by
                                       POGC, Apache Overseas, Inc., Apache Poland, Sp. Z o.o.,      Reference(20)
                                       FX Energy, Inc. and FX Energy Poland Sp. Z o.o. dated
                                       February 26, 1999

              10.26          10      Frontier Oil Exploration Company 1995 Stock Option and       Incorporated by
                                       Award Plan*                                                  Reference(4)

              10.27          10      Form of FX Energy, Inc. 1996 Stock Option and Award Plan*    Incorporated by
                                                                                                    Reference(10)

              10.28          10      Form of FX Energy, Inc. 1997 Stock Option and Award Plan*    Incorporated by
                                                                                                    Reference(20)

              10.29          10      Form of FX Energy, Inc. 1998 Stock Option and Award Plan*    Incorporated by
                                                                                                    Reference(20)

              10.30          10      Employment Agreements between FX Energy, Inc. and each of    Incorporated by
                                       David Pierce and Andrew Pierce, effective January 1,         Reference(1)
                                       1995*

              10.31          10      Amendments to Employment Agreements between FX Energy,       Incorporated by
                                       Inc. and each of David Pierce and Andrew Pierce,             Reference(8)
                                       effective May 30, 1996*

              10.32          10      Form of Stock Option with related schedule (D. Pierce and    Incorporated by
                                       A. Pierce)*                                                  Reference(1)

              10.33          10      Form of Stock Option granted to D. Pierce and A. Pierce*     Incorporated by
                                                                                                    Reference(1)

              10.34          10      Form of Non-Qualified Stock Option with related schedule*    Incorporated by
                                                                                                    Reference(4)

              10.35          10      Letter Agreement dated effective August 3 , 1995, between    Incorporated by
                                       Lovejoy Associates, Inc. and FX Energy, Inc. re:             Reference(4)
                                       Financial Consulting Engagement*

                            SEC
               Exhibit   Reference
                Number     Number                         Title of Document                           Location
              ---------- ----------- ------------------------------------------------------------ -----------------
              10.36          10      Letter Agreement dated effective August 3, 1995, between     Incorporated by
                                       Lovejoy Associates, Inc. and FX Energy, Inc. re:             Reference(4)
                                       Indemnification

              10.37          10      Non-Qualified Stock Option granted to Thomas B. Lovejoy*     Incorporated by
                                                                                                    Reference(4)

              10.38          10      Letter Agreement dated effective December 31, 1997,          Incorporated by
                                       between FX Energy, Inc. and Lovejoy Associates, Inc. re:     Reference(15)
                                       Extension of Consulting Engagement*

              10.39          10      Employment Agreement between FX Energy, Inc. and Jerzy B.    Incorporated by
                                       Maciolek*                                                    Reference(8)

              10.40          10      Addendum to Employment Agreement between FX Energy, Inc.     Incorporated by
                                       and Jerzy B. Maciolek*                                       Reference(15)

              10.41          10      Second Addendum to Employment Agreement between FX Energy,   Incorporated by
                                       Inc. and Jerzy B. Maciolek*                                  Reference(15)

              10.42          10      Employment Agreement between FX Energy, Inc. and Scott J.    Incorporated by
                                       Duncan*                                                      Reference(15)

              10.43          10      Form of Indemnification Agreement between FX Energy, Inc.    Incorporated by
                                       and certain directors, with related schedule*                Reference(10)

              10.44          10      Form of Option granted to executive officers and             Incorporated by
                                       directors, with related schedule*                            Reference(10)

              10.45          10      Memorandum of Understanding regarding officer loans          Incorporated by
                                       (reformed June 19, 1998)                                     Reference(16)

              10.46          10      Limited Recourse Promissory Note of David N. Pierce in the   Incorporated by
                                       amount of $950,954 (reformed June 19, 1998)                  Reference(16)

              10.47          10      Pledge and Security Agreement between FX Energy, Inc. and    Incorporated by
                                       David N. Pierce (reformed June 19, 1998)                     Reference(16)

              10.48          10      Agreement To Hold Collateral between FX Energy, Inc. and     Incorporated by
                                       David N. Pierce and Kruse, Landa & Maycock, as agent to      Reference(16)
                                       hold collateral (reformed June 19, 1998)

              10.49          10      Limited Recourse Promissory Note of Andrew W. Pierce in      Incorporated by
                                       the amount of $769,924 (reformed June 19, 1998)              Reference(16)

              10.50          10      Pledge and Security Agreement between FX Energy, Inc. and    Incorporated by
                                       Andrew W. Pierce (reformed June 19, 1998)                    Reference(16)

              10.51          10      Agreement To Hold Collateral between FX Energy, Inc. and     Incorporated by
                                       Andrew W. Pierce and Kruse, Landa & Maycock, as agent to     Reference(16)
                                       hold collateral (reformed June 19, 1998)

              10.52          10      Form of Indemnification Agreement between FX Energy, Inc.    Incorporated by
                                       and certain directors, with related schedule                 Reference(20)

                            SEC
               Exhibit   Reference
                Number     Number                         Title of Document                           Location
              ---------- ----------- ------------------------------------------------------------ -----------------
              10.53          10      Agreement on Cooperation in Exploration of Hydrocarbons on   Incorporated by
                                       Foresudetic Monocline dated April 11, 2000, between          Reference(22)
                                       Polskie Gornictwo Naftowe I Gazownictwo S.A. (POGC) and
                                       FX Energy Poland, Sp. z o.o. relating to Fences project
                                       area

              10.54          10      Agreement effective as of January 1, 2000, between FX        Incorporated by
                                       Energy, Inc. and Apache Overseas, Inc.                       Reference(23)

              10.55          10      Option extensions with related schedules                     Incorporated by
                                                                                                    Reference(24)

              10.56          10      Poland 2001 Agreement dated as of January 1, 2001, between   This Filing
                                       Apache Overseas, Inc. and FX Energy, Inc.

              10.57          10      US$5,000,000 9.5% Convertible Secured Note dated as of       This Filing
                                       March 9, 2001

              10.58          10      Form of Pledge Agreement FX Energy Poland Sp. z o.o. and     This Filing
                                       Rolls Royce Power Ventures Limited dated March 9, 2001
                                       and related schedules


               Item 21               Subsidiaries of the Registrant
              -----------------------------------------------------------------------------------
              21.1                   Schedule of Subsidiaries                                     Incorporated by
                                                                                                    Reference(15)

               Item 23               Consents of Experts and Counsel
              -----------------------------------------------------------------------------------
              23.1           23      Consent of PricewaterhouseCoopers LLP, independent           This Filing
                                       accountants
              23.2           23      Consent of Larry D. Krause, Petroleum Engineer               This Filing
              23.3           23      Consent of Troy-Ikoda Limited, Petroleum Engineers           This Filing

--------------------------------
              Incorporated by reference notes:

         * Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit.
         (1) Incorporated by reference from the registration statement on Form SB-2, SEC File No. 33-88354-D.
         (2) Incorporated by reference from the report on Form 8-K dated August 16, 1995.
         (3) Incorporated by reference from the report on Form 8-K dated August 22, 1995.
         (4) Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 1995.
         (5) Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 1995.
         (6) Incorporated by reference from the reports on Form 8-K dated May 3, 1996.
         (7) Incorporated by reference from the report on Form 8-K dated May 21, 1996.
         (8) Incorporated by reference from the registration statement on Form S-1, SEC File No.333-05583.
         (9) Incorporated by reference from the report on Form 8-K dated October 1, 1996.
         (10) Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 1996.
         (11) Incorporated by reference from the proxy statement respecting the 1997 annual meeting of shareholders.
         (12) Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended September 30, 1997.
         (13) Incorporated by reference from the report on Form 8-K dated August 6, 1997.
         (14) Incorporated by reference from the report on Form 8-K dated April 4, 1997.
         (15) Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 1997.
         Incorporated by reference notes (continued):

         (16) Incorporated by reference from the annual report on Form 10-Q for the quarter ended March 31, 1998, as amended on Form 10-Q/A filed July 15, 1998.
         (17) Incorporated by reference from the report on Form 8-K dated March 23, 1998.
         (18) Incorporated by reference from the report on Form 8-K dated April 20, 1998.
         (19) Incorporated by reference from the report on Form 8-K dated June 2, 1998.
         (20) Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 1999.
         (21) Incorporated by reference from the report on Form 8-K dated April 11, 2000.
         (22) Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended March 31, 2000.
         (23) Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 2000

(b)      Reports on Form 8-K.

         During the quarter ended December 31, 2000, we filed the following items on Form 8-K:

                    Date of Event Reported         Item(s) Reported
                  ---------------------------  --------------------------
                  October 23, 2000               Item 5. Other Events
                  November 3, 2000               Item 5. Other Events
                  December 8, 2000               Item 5. Other Events
                  December 18, 2000              Item 5. Other Events

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 15, 2001.                         FX ENERGY, INC.
                                                (Registrant)


                                                /s/ David N. Pierce
                                                -------------------------------
                                                David N. Pierce, President and
                                                Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  March 15, 2001

                          /s/ David N. Pierce
                          ----------------------------------------------------
                          David N. Pierce, Director and President
                          (Principal Executive and Financial Officer)

                          /s/ Andrew W. Pierce
                          ----------------------------------------------------
                          Andrew W. Pierce, Director, Vice President
                          (Principal Operations Officer)

                          /s/ Jerzy B. Maciolek
                          ----------------------------------------------------
                          Jerzy B. Maciolek, Vice President International Exploration
                          and Director

                          /s/ Thomas B. Lovejoy
                          ----------------------------------------------------
                          Thomas B. Lovejoy, Director,
                          Chief Financial Officer and Vice Chairman

                          /s/ Scott J. Duncan
                          ----------------------------------------------------
                          Scott J. Duncan, Director, Vice President
                          Investor Relations and Secretary

                          /s/ Dennis L. Tatum
                          ----------------------------------------------------
                          Dennis L. Tatum, Director, Vice President
                          and Treasurer (Principal Accounting Officer)

                          /s/ Peter L. Raven
                          ----------------------------------------------------
                          Peter L. Raven, Director

                          /s/ Jay W. Decker
                          ----------------------------------------------------
                          Jay W. Decker, Director

                          /s/ Dennis B. Goldstein
                          ----------------------------------------------------
                          Dennis B. Goldstein, Director

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of FX Energy, Inc. and Subsidiaries:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, and stockholders' equity present fairly, in all material respects, the consolidated financial position of FX Energy, Inc., and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 12, 2001

                                       FX ENERGY, INC. AND SUBSIDIARIES
                                          Consolidated Balance Sheets
                                       As of December 31, 2000 and 1999

                                                                                                 2000              1999
                                                                                          -----------------  ----------------
ASSETS
Current assets:
    Cash and cash equivalents...........................................................  $     1,079,038    $     1,619,237
    Investment in marketable debt securities............................................        1,281,993          5,249,003
    Receivables:
        Accrued oil sales...............................................................          250,954            243,183
        Joint interest and other receivables............................................          143,763             86,723
        Interest receivable.............................................................           31,935            171,242
    Inventory...........................................................................           87,920             66,361
    Other current assets................................................................           80,313            126,006
                                                                                          -----------------  ----------------
            Total current assets........................................................        2,955,916          7,561,755
                                                                                          -----------------  ----------------

Property and equipment, at cost:
    Oil and gas properties (successful efforts method):
        Proved..........................................................................        4,318,056          1,687,089
        Unproved........................................................................        3,031,863          1,382,880
    Other property and equipment........................................................        3,333,791          2,652,102
                                                                                          -----------------  ----------------
        Gross property and equipment....................................................       10,683,710          5,722,071

    Less accumulated depreciation, depletion and amortization...........................       (3,428,649)        (3,173,493)
                                                                                          -----------------  ----------------
        Net property and equipment......................................................        7,255,061          2,548,578
                                                                                          -----------------  ----------------
Other assets:
    Certificates of deposit.............................................................          356,500            356,500
    Deposits............................................................................            2,789              2,789
                                                                                          -----------------  ----------------
        Total other assets..............................................................          359,289            359,289
                                                                                          -----------------  ----------------

Total assets............................................................................   $   10,570,266     $   10,469,622
                                                                                          =================  ================

                                                  -Continued-

                     The accompanying notes are an integral part of these consolidated financial statements

                                                       F-2

                                       FX ENERGY, INC. AND SUBSIDIARIES
                                          Consolidated Balance Sheets
                                       As of December 31, 2000 and 1999
                                                  -Continued-

                                                                                                 2000              1999
                                                                                          -----------------  ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable....................................................................  $        598,926   $        623,911
    Accrued liabilities.................................................................        1,740,604          1,478,862
            Total current liabilities...................................................        2,339,530          2,102,773
                                                                                          -----------------  ----------------

Commitments (Note 5)

Stockholders' equity:
    Preferred stock, $.001 par value, 5,000,000 shares authorized as of December
        31, 2000 and 1999; no shares outstanding........................................               --                 --
    Common stock, $.001 par value,  100,000,000 and 30,000,000 shares authorized
        as  of  December  31,  2000  and  1999,  respectively;   17,913,575  and
        14,849,003 shares issued as of December 31, 2000 and 1999, respectively.........           17,914             14,849
    Treasury stock, at cost, 233,340  shares as of December 31, 2000;
        no shares as of December 31, 1999...............................................         (773,055)                --
    Notes and interest receivable from officers.........................................               --         (1,370,873)
    Note receivable from stock option exercise..........................................         (156,000)                --
    Deferred compensation from stock option modifications...............................         (913,485)                --
    Additional paid in capital..........................................................       49,655,675         38,480,556
    Accumulated deficit.................................................................      (39,600,313)       (28,757,683)
                                                                                          -----------------  ----------------
        Total stockholders' equity......................................................        8,230,736          8,366,849
                                                                                          -----------------  ----------------

Total liabilities and stockholders' equity..............................................   $   10,570,266     $   10,469,622
                                                                                          =================  ================


              The accompanying notes are an integral part of these consolidated financial statements

                                       FX ENERGY, INC. AND SUBSIDIARIES
                                     Consolidated Statements of Operations
                             For the years ended December 31, 2000, 1999 and 1998

                                                                              2000               1999              1998
                                                                        ----------------  -----------------  ----------------
Revenues:
    Oil sales.........................................................  $     2,520,779   $     1,554,474    $     1,123,511
    Oilfield services.................................................        1,290,055           864,689            322,769
    Gain on sale of property interests................................               --                --            466,891
                                                                        ----------------  -----------------  ----------------
        Total revenues................................................        3,810,834         2,419,163          1,913,171
                                                                        ----------------  -----------------  ----------------

Operating costs and expenses:
    Lease operating expenses..........................................        1,169,478           899,258            966,732
    Production taxes..................................................          178,921            63,141             79,602
    Geological and geophysical costs..................................        4,679,391         1,959,422          2,109,375
    Exploratory dry hole costs........................................        2,034,206         1,001,433             17,422
    Impairment of oil and gas properties..............................          674,158            92,605          5,885,042
    Oilfield services.................................................        1,084,129           641,871            240,061
    Depreciation, depletion and amortization..........................          385,807           494,052            671,277
    General and administrative ("G&A") costs..........................        2,654,430         2,961,878          2,572,212
    Apache Poland G&A costs...........................................          956,936                --                 --
    Amortization of deferred compensation (G&A).......................          652,489                --                 --
                                                                        ----------------  -----------------  ----------------
        Total operating costs and expenses............................       14,469,945         8,113,660         12,541,723
                                                                        ----------------  -----------------  ----------------

Operating loss........................................................      (10,659,111)       (5,694,497)       (10,628,552)
                                                                        ----------------  -----------------  ----------------

Other income (expense):
    Interest and other income.........................................          557,080           511,636            506,209
    Interest expense..................................................           (2,422)           (7,997)                --
    Impairment of notes receivable from officers......................         (738,177)         (665,512)                --
                                                                        ----------------  -----------------  ----------------
        Total other income (expense)..................................         (183,519)         (161,873)           506,209
                                                                        ----------------  -----------------  ----------------

Net loss..............................................................    $ (10,842,630)   $   (5,856,370)     $ (10,122,343)
                                                                        ================  =================  ================

Basic and diluted net loss per share..................................  $          (.66)  $          (.41)   $         (.78)
                                                                        ================  =================  ================

Basic and diluted weighted average number of shares
   outstanding.......................................................       16,435,436        14,198,724         12,978,900
                                                                        ================  =================  ================

                The accompanying notes are an integral part of these consolidated financial statements

                        FX ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the years ended December 31, 2000, 1999 and 1998

                                                                              2000               1999              1998
                                                                        ----------------  -----------------  ----------------
Cash flows from operating activities:
    Net loss.........................................................     $ (10,842,630)   $   (5,856,370)     $ (10,122,343)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
            Depreciation, depletion and amortization.................           385,807           494,052            671,277
            Impairment of oil and gas properties.....................           674,158            92,605          5,885,042
            Impairment of notes receivable from officers.............           738,177           665,512                 --
            Accrued interest income from officer loans...............          (140,359)         (134,295)           (64,170)
            Gain on sale of property interests.......................                --                --           (466,891)
            Exploratory dry hole costs...............................         2,034,206         1,001,433             17,422
            Common stock and stock options issued for services.......            80,813           302,687            119,375
            Amortization of deferred compensation (G&A)..............           652,489                --                 --
        Increase (decrease) from changes in working capital items:
            Receivables..............................................            74,496          (100,044)           260,024
            Inventory................................................           (21,559)            1,966               (945)
            Other current assets.....................................            45,693           (59,953)            20,960
            Accounts payable and accrued liabilities.................           236,757           608,285            588,908
                                                                        ----------------  -----------------  ----------------
                Net cash used in operating activities................        (6,081,952)       (2,984,122)        (3,091,341)
                                                                        ----------------  -----------------  ----------------
Cash flows from investing activities:
    Additions to oil and gas properties..............................        (6,988,314)       (1,224,688)          (197,187)
    Additions to other property and equipment........................          (812,340)         (137,094)          (260,877)
    Net change in other assets.......................................                --            (2,789)                --
    Proceeds from sale of property interests.........................                --             6,000            506,000
    Proceeds from sale of equipment..................................                --                --              6,928
    Purchase of marketable debt securities...........................        (6,314,990)       (6,617,089)        (6,578,332)
    Proceeds from marketable debt securities.........................        10,282,000         4,298,000          7,589,000
                                                                        ----------------  -----------------  ----------------
        Net cash provided by (used in) investing activities..........        (3,833,644)       (3,677,660)         1,065,532
                                                                        ----------------  -----------------  ----------------

Cash flows from financing activities:
    Notes receivable from officers...................................                --          (597,563)          (840,357)
    Proceeds from issuance of common stock, net of offering costs....         9,272,453         7,053,552                 --
    Proceeds from the exercise of options and warrants...............           102,944            13,250            166,027
                                                                        ----------------  -----------------  ----------------
            Net cash provided by (used in) financing activities......         9,375,397         6,469,239           (674,330)
                                                                        ----------------  -----------------  ----------------

Decrease in cash.....................................................          (540,199)         (192,543)        (2,700,139)
Cash and cash equivalents at beginning of year.......................         1,619,237         1,811,780          4,511,919
                                                                        ----------------  -----------------  ----------------
Cash and cash equivalents at end of year.............................   $     1,079,038   $     1,619,237    $     1,811,780
                                                                        ================  =================  ================

                The accompanying notes are an integral part of these consolidated financial statements

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
              For the years ended December 31, 2000, 1999 and 1998

                                                                              2000               1999              1998
                                                                        ----------------  -----------------  ----------------
Common shares issued:
    Beginning balance.................................................       14,849,003        13,054,503         12,661,881
    Sale of common stock..............................................        2,969,000         1,792,500                 --
    Exercise of options and warrants..................................           95,572             2,000            382,622
    Common stock issued for services..................................               --                --             10,000
                                                                        ----------------  -----------------  ----------------
        Total common shares outstanding...............................       17,913,575        14,849,003         13,054,503
                                                                        ================  =================  ================

Stockholders' equity:
    Common stock, $.001 par value:
        Beginning balance.............................................  $          14,849 $          13,055  $          12,662
        Sale of common stock..........................................            2,969             1,792                 --
        Exercise of options and warrants..............................               96                 2                383
        Common stock issued for services..............................               --                --                 10
                                                                        ----------------  -----------------  ----------------
            Total common stock........................................           17,914            14,849             13,055
                                                                        ----------------  -----------------  ----------------
    Treasury stock:
        Acquisition of treasury stock (233,340 shares at cost)........         (773,055)               --                 --
                                                                        ----------------  -----------------  ----------------
            Total treasury stock......................................         (773,055)               --                 --
                                                                        ----------------  -----------------  ----------------
    Notes receivable from officers:
        Beginning balance.............................................       (1,370,873)       (1,304,527)                --
        Advances to officers..........................................               --          (597,563)        (1,240,357)
        Interest......................................................         (140,359)         (134,295)           (64,170)
        Impairment....................................................          738,177           665,512                 --
        Shares tendered for payment of notes receivable from officers.          773,055                --                 --
                                                                        ----------------  -----------------  ----------------
            Total notes receivable from officers......................               --        (1,370,873)        (1,304,527)

    Notes receivable from stock option exercise:
        Recourse note receivable from stock option exercise...........         (156,000)               --                 --
                                                                        ----------------  -----------------  ----------------
            Total note receivable from stock option exercise..........         (156,000)               --                 --
                                                                        ----------------  -----------------  ----------------
    Deferred compensation from stock option modifications:
        Deferred compensation from stock option modifications.........       (1,565,974)               --                 --
        Amortization of deferred compensation (G&A)...................          652,489                --                 --
                                                                        ----------------  -----------------  ----------------
            Total deferred compensation from stock option modifications        (913,485)               --                 --
                                                                        ----------------  -----------------  ----------------
    Additional paid in capital:
        Beginning balance.............................................       38,480,556        31,112,861         30,377,852
        Sale of common stock, net of offering costs...................        9,269,484         7,051,760                 --
        Exercise of options and warrants..............................          258,848            13,248            615,644

        Common stock and stock options issued for services............           80,813           302,687            119,365

        Deferred compensation from stock option modifications.........        1,565,974                --                 --
                                                                        ----------------  -----------------  ----------------

            Total additional paid in capital..........................       49,655,675        38,480,556         31,112,861
                                                                        ----------------  -----------------  ----------------
    Accumulated deficit:
        Beginning balance.............................................      (28,757,683)      (22,901,313)       (12,778,970)

        Net loss for year.............................................      (10,842,630)       (5,856,370)       (10,122,343)
                                                                        ----------------  -----------------  ----------------

            Total accumulated deficit.................................      (39,600,313)      (28,757,683)       (22,901,313)

Total stockholders' equity............................................  $     8,230,736   $     8,366,849    $     6,920,076
                                                                        ================  =================  ================

              The accompanying notes are an integral part of these consolidated financial statements

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements

Note 1:  Summary of Significant Accounting Policies

         Organization

FX Energy, Inc., a Nevada corporation, and its subsidiaries (collectively referred to hereinafter as the "Company") operate in the oil and gas industry in Poland and the United States. In Poland, the Company is engaged in oil and gas exploration, appraisal, development and property acquisition activities. In the United States, the Company is engaged in exploring, developing and producing oil and gas properties and operates an oilfield services company.

          Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and the Company's undivided interests in Poland. All significant inter-company accounts and transactions have been eliminated in consolidation. At December 31, 2000, the Company owned 100% of the voting common stock or other equity securities of its subsidiaries.

             Cash Equivalents

The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

            Concentration of Credit Risk

The majority of the Company's receivables are within the oil and gas industry, primarily from the purchasers of its oil and its industry partners. The receivables are not collateralized. To date, the Company has experienced minimal bad debts. The majority of the Company's cash and cash equivalents is held by three financial institutions in Utah, Montana and New York.

         Inventory

Inventory consists primarily of tubular goods and production related equipment and is valued at the lower of average cost or market.

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

Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are not considered to be realizable. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties is provided on a property-by-property basis using the unit-of-production method. The computation of DD&A takes into consideration dismantlement, restoration and abandonment costs and the anticipated proceeds from equipment salvage. The estimated dismantlement, restoration and abandonment costs are expected to be substantially offset by the estimated residual value of lease and well equipment.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -

An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the related fair value determined on a property-by-property basis. (Note 12)

Gains and losses are recognized on sales of entire interests in proved and unproved properties. Sales of partial interests are generally treated as a recovery of costs.

         Other Property and Equipment

Other property and equipment, including oilfield servicing equipment, are stated at cost. Depreciation of other property and equipment is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 40 years) of the respective assets. The costs of normal maintenance and repairs are charged to expense as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of other property and equipment sold, or otherwise disposed of, and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in current operations.

 Other property and equipment historical cost, presented on a gross basis before accumulated depreciation, is summarized as follows:

                                                                                     December 31,           Estimated
                                                                             ----------------------------  Useful Life
                                                                                 2000            1999       (in years)
                                                                             -------------  -------------  -------------
                                                                                     (In thousands)
         Other property and equipment:
             Oilfield servicing equipment..................................  $      2,509   $      1,906         6
             Trucks........................................................          236            190          5
             Building......................................................           95             80         40
             Office equipment and furniture................................          494            476       3 to 6
                                                                             -------------  -------------
                 Total.....................................................  $      3,334   $      2,652
                                                                             =============  =============

         Supplemental Disclosure of Cash Flow Information

Non-cash investing and financing  transactions not reflected in the consolidated statements of cash flows include the following:
                                                                                           Year Ended December 31,
                                                                                     -----------------------------------
                                                                                        2000         1999       1998
                                                                                     ----------  ----------- -----------
                                                                                                (In thousands)
         Non cash investing and financing transactions:
             Shares tendered for payment of notes receivable from officers.........  $     773   $      --  $      --
             Bonus applied to stock option exercise by officers....................         --          --        200
             Recourse notes receivable from officers due to stock option exercise..         --          --        250
             Reclassification of notes receivable from officers....................         --          --        150
             Recourse note receivable from stock option exercise...................        156          --         --
             Non-cash consideration received from the sale of equipment............         23          --         --
             Additions to oil and gas properties financed with accrued liabilities.         --          63         --

Supplemental  disclosure  of cash paid for interest and income taxes include the following:
                                                                                           Year Ended December 31,
                                                                                     -----------------------------------
                                                                                        2000         1999        1998
                                                                                     ----------  ----------- -----------
                                                                                                (In thousands)
         Supplemental disclosure:
             Cash paid during the year for interest................................  $       2   $       8    $      --
             Cash paid during the year for income taxes............................         --          --           --

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -

         Revenue Recognition

Revenues associated with oil sales are recorded when the title passes and are net of royalties. Oilfield service revenues are recognized when the related service is performed.

         Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. Nonemployee stock-based compensation is accounted for using the fair value method in accordance with SFAS No. 123 "Accounting for Stock-based Compensation."

         Income Taxes

Deferred income taxes are provided for the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Such difference may result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively.

         Reclassifications

Certain   balances  in  the  1999  and  1998  financial   statements  have  been
reclassified to conform to the current year presentation. These changes had no effect on total assets, total liabilities, stockholders' equity or net loss.

         Foreign Operations

The Company's investments and operations in Poland are comprised of U.S. Dollar expenditures.

         Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to the consolidated financial statements include the unaudited estimates of proved oil and gas reserve quantities and the related discounted future net cash flows. (Note 13)

         Net Loss Per Share

Basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net loss by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants and convertible preferred stock. Outstanding options and warrants as of December 31, 2000, 1999 and 1998 were as follows:

                                                                                      Options and
                                                                                       Warrants          Price Range
                                                                                   ------------------ ------------------
         December 31, 2000.......................................................      4,572,917       $1.50 - $10.25
         December 31, 1999.......................................................      4,167,073       $1.50 - $10.25
         December 31, 1998.......................................................      3,684,239       $1.50 - $10.25

The Company had a net loss in 2000, 1999 and 1998. The above options or warrants were not included in the computation of diluted earnings per share for the years ended December 31, 2000, 1999 or 1998 because the effect would have been antidilutive. On March 9, 2001, the Company entered into a financing agreement whereby an additional 1.0 million common shares may be issued under certain circumstances. (Note 14)

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -

Note 2:  Investment in Marketable Debt Securities

The Company follows the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2000 and 1999, the Company's marketable debt securities consisted of corporate bonds with remaining contractual maturities of less than twelve months and a carrying amount which approximated market value. The Company has classified all of its marketable debt securities as available for sale as of December 31, 2000 and held to maturity as of December 31, 1999.

Note 3:  Performance Bond Deposits

As of December 31, 2000, the Company had a replacement bond to a federal agency in the amount of $463,000, which was collateralized by certificates of deposit totaling $231,500. In addition, there are certificates of deposit totaling $125,000 covering performance bonds in other states.

Note 4:  Accrued Liabilities

The Company's accrued liabilities as of December 31, 2000 and 1999 are composed of the following:

                                                                                                    December 31,
                                                                                             ----------------------------
                                                                                                 2000           1999
                                                                                             -------------  -------------
                                                                                                     (In thousands)
         Accrued liabilities:
             Compensation costs...........................................................   $      1,388   $        985
             Contractual bonus............................................................            300            200
             Unproved property additions..................................................             --             63
             Exploratory dry hole costs...................................................             --             99
             Seismic costs................................................................             --             28
             Other costs..................................................................             53            104
                                                                                             -------------  -------------
                 Total....................................................................   $      1,741   $      1,479
                                                                                             =============  =============

The accrued compensation costs as of December 31, 2000 include $560,000 relating to the 2000 bonuses and $828,000 pertaining to unpaid 1999 bonuses and accrued raises. The accrued compensation costs as of December 31, 1999 include unpaid 1999 bonuses only.

Note 5:  Commitments

         Fences Project Area

On April 11, 2000, the Company signed an agreement with the Polish Oil and Gas Company, or POGC, under which the Company will earn a 49.0% working interest in approximately 300,000 gross acres in west central Poland (the "Fences" project area) by spending $16.0 million for agreed drilling, seismic acquisition and other related activities.

During 2000, the Company paid $6,689,000 to POGC under the agreement, including approximately $4,586,000 for drilling activities and $2,103,000 for 3-D seismic activities, leaving a remaining commitment of $9,311,000.

         Apache Exploration Program

The Apache Exploration Program December 31, consists of various agreements signed between the Company and Apache Corporation, or Apache, during 1997 through January 1, 2001 (Note 14).

The initial primary terms of the Apache Exploration Program included a commitment by Apache to cover the Company's share of costs to drill ten exploratory wells and to acquire 2,000 kilometers of 2-D seismic to earn a fifty-percent interest in the Company's Lublin Basin and Carpathian

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -

project areas. The initial terms were later modified to allow the ten exploratory wells to be drilled anywhere in Poland. As of December 31, 2000, Apache has, in effect, paid the Company's share of costs to drill an equivalent of nine exploratory wells (including two that were being drilled as of December 31, 2000) and to acquire 1,661 kilometers of 2-D seismic.

         Capital Requirements

As of December 31, 2000, the Company had approximately $2.4 million of cash, cash equivalents and marketable debt securities with no long-term debt. The Company believes this amount, along with the proceeds of a $5.0 million loan agreement it signed during March 2001 (Note 14), the remaining Apache carried costs and positive cash flow generated from its E&P and oilfield services segments, will be sufficient to cover the Company's minimum exploration and operating commitments during 2001. The Company has initiated discussions with commercial lenders and other gas purchasers for possible project funding related to its recent discoveries in Poland as well as possible other future discoveries. In order to fully fund or accelerate the Company's current planned exploration and development activities, it will need additional capital. The timing, pace, scope and amount of the Company's capital expenditures are largely dependent on the availability of capital.

         Employment and Consulting Agreements

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

On July 1, 1996, the Company entered into a three-year employment agreement with Jerzy B. Maciolek, an officer of the Company. The employment agreement provided for a contractual bonus of $100,000 to be issued annually on May 12, 1998, 1999 and 2000 to be applied against future stock option exercises. In the event such bonuses are not used by Mr. Maciolek and his employment with the Company is terminated, the Company must pay the contractual bonuses to Mr. Maciolek in cash. As of December 31, 2000, the Company had accrued $300,000 relating to the contractual bonuses. In the event the employment contract is terminated by the Company, other than for cause, or by Mr. Maciolek for cause or because of a change in control of the Company, Mr. Maciolek is entitled to a termination payment equal to any accrued but unpaid salary, unreimbursed expenses, benefits, and his salary for the remaining term of the employment agreement. Additionally, all options held by Mr. Maciolek shall immediately vest and not be forfeited. The agreement is automatically extended for an additional one year upon each anniversary date of the effective date unless otherwise terminated pursuant to the terms thereof.

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

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -

Note 6: Income Taxes

The Company recognized no income tax benefit from the losses generated during 2000, 1999 and 1998. The components of the net deferred tax asset as of December 31, 2000 and 1999 are as follows:

                                                                                                 2000           1999
                                                                                            -------------  -------------
                                                                                                   (In thousands)
         Deferred tax liability:
             Property and equipment basis differences.....................................  $       (213)  $       (104)

         Deferred tax asset:
             Net operating loss carryforwards:                                                    11,340         10,203
                 United States............................................................         2,771            977
                 Poland...................................................................
             Oil and gas properties.......................................................         1,218          1,218
             Impairment of notes receivable from officers.................................           523            248
             Options issued for services..................................................           143            113
             Other........................................................................           331            193
             Valuation allowance..........................................................       (16,113)       (12,848)
                                                                                            -------------  -------------
                 Total....................................................................  $         --   $         --
                                                                                            =============  =============

The change in the valuation allowance during 2000, 1999 and 1998 is as follows:

                                                                                       Year Ended December 31,
                                                                             -------------------------------------------
                                                                                 2000           1999           1998
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
          Valuation allowance:
              Balance, beginning of year..................................    $    (12,848)  $    (10,685)  $     (6,131)
              Decrease due to property and equipment basis differences....             109              4             22
              Increase due to impairment of oil and gas  properties.......              --             --         (2,196)
              Increase due to net operating loss..........................          (2,931)        (1,989)        (2,444)
              Other.......................................................            (443)          (178)            64
                                                                              ------------   ------------   ------------
                  Total...................................................    $    (16,113)  $    (12,848)  $    (10,685)
                                                                              ============   ============   ============

SFAS No. 109 "Accounting for Income Taxes" requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and expansion of the Company's oil and gas producing activities. The risks associated with that growth requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided at December 31, 2000 and 1999.

         United States NOL

At December 31, 2000, the Company had net operating loss ("NOL") carryforwards in the United States of approximately $30,402,000 available to offset future taxable income, of which approximately $18,749,000 expires from 2008 through 2012 and $11,653,000 expires subsequent to 2017. The utilization of the NOL carryforwards in the United States against future taxable income in the United States may become subject to an annual limitation if there is a change in ownership. The NOL carryforwards in the United States include $6,326,000 relating to tax deductions resulting from the exercise of stock options. The tax benefit from adjusting the valuation allowance related to this portion of the NOL carryforward in the United States will be credited to additional paid-in capital.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -

         Polish NOL

As of December 31, 2000, the Company had NOL carryforwards in Poland totaling approximately $7,428,000, including $4,809,000 and $2,619,000 generated in 2000 and 1999, respectively. The NOL carryforwards in Poland may be carried forward five years in Poland. However, no more than fifty-percent of the NOL carryforwards in Poland for any given year may be applied against Polish income in succeeding years.

Note 7:  Private Placement of Common Stock

During June 2000, the Company completed a private placement of 2,969,000 shares of common stock that resulted in net proceeds of approximately $9,272,000 ($10,392,000 gross). The proceeds from this placement were used to partially fund ongoing exploration and development activities in Poland and for other general corporate purposes.

On April 8, 1999, the Company initiated a private placement that resulted in the sale of 1,792,500 shares of common stock for net proceeds of approximately $7,054,000 ($7,170,000 gross). The proceeds from this placement were used to partially fund ongoing exploration and development activities in Poland and for other general corporate purposes.

Note 8:  Stock Options and Warrants

         Stock Options

 As of December 31, 2000, the Company's 1999 Stock Option Plan had issued options to purchase 474,917 shares out of a maximum total of 500,000 authorized shares allowed within the 1999 Stock Option Plan. As of December 31, 2000, all other prior year stock option plans had issued the maximum allowed options under each respective stock option plan. The Company has submitted the 2000 Stock Option Plan, which includes a maximum of 600,000 options, for shareholder approval at the 2001 annual shareholders' meeting. As of the date of this report, no options had been issued under the 2000 Stock Option Plan.

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

As of December 31, 2000, the Company had options outstanding under the stock option plans as well as from other individual grants. The Company applies APB Opinion No. 25 and related interpretations in accounting for options granted under the stock option plans and for other option agreements. Had compensation cost for the Company's options been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated in the following table:

                                                                                      Year Ended December 31,
                                                                             -------------------------------------------
                                                                                 2000           1999           1998
                                                                             -------------  -------------  -------------
                                                                              (In thousands, except per share amounts)
         Net loss:
              As reported..................................................  $   (10,843)   $    (5,856)   $   (10,122)
              Pro forma....................................................      (12,733)        (7,930)       (11,680)

         Basic and diluted net loss per share:
              As reported..................................................  $     (0.66)   $     (0.41)   $    (0.78)
              Pro forma....................................................        (0.77)         (0.56)        (0.90)

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -


The effects of applying SFAS No. 123 are not necessarily representative of the effects on the reported net income or loss for future years.

The fair value of each option granted to employees and consultants during 2000, 1999 and 1998 is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were utilized for the Black-Scholes valuation: (1) expected volatility of 79.8% to 86.6% for 2000, 80.5% for 1999 and 76.2% for 1998; (2) expected lives ranging from four to seven years; (3) risk-free interest rates at the date of grant ranging from 4.44% to 6.43%; and, (4) dividend yield of zero for each year.

The following table summarizes fixed option activity for the years ended December 31, 2000, 1999 and 1998:

                                                                         December 31,
                                        --------------------------------------------------------------------------------
                                                   2000                       1999                      1998
                                        --------------------------------------------------------------------------------
                                                        Weighted                   Weighted                  Weighted
                                                        Average                    Average                    Average
                                          Number of     Exercise     Number of     Exercise    Number of     Exercise
                                           Shares        Price        Shares        Price        Shares        Price
                                        --------------------------------------------------------------------------------
          Fixed Options Outstanding:
              Beginning of year.........   3,896,501    $   5.248     3,413,667    $   5.183     3,357,500    $   4.473
              Granted...................     501,750    $   4.063       521,000        5.866       480,000        8.875
              Exercised.................     (75,000)   $   3.000       (2,000)        6.625      (303,000)       1.500
              Canceled..................        (334)   $   8.625      (36,166)        7.920      (120,833)       8.400
                                        --------------             --------------             -------------
                  End of year...........   4,322,917    $   5.149     3,896,501    $   5.248     3,413,667    $   5.183
                                        ==============             ==============             =============

          Exercisable at year-end.......   2,744,183    $   5.613     2,872,681    $   4.656     2,329,012    $   4.350
                                        ==============             ==============             =============

The weighted average fair value per share of options granted during 2000, 1999 and 1998 was $2.56, $3.61 and $3.93, respectively.

The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                                                  December 31, 2000
                                ---------------------------------------------------------------------------------------
                                                     Outstanding                                 Exercisable
                                ------------------------------------------------------  -------------------------------
                                                  Weighted Average
                                  Number of           Remaining           Weighted         Number of      Weighted
                Exercise           Options        Contractual Life        Average           Options        Average
                 Prices          Outstanding         (in years)        Exercise Price     Exercisable   Exercise Price
         --------------------------------------  --------------------  ---------------  --------------  ---------------
         $   1.500                     178,000                 1.59          $ 1.500               --          $    --
              3.000                  1,625,000                 1.73            3.000        1,225,000            3.000
              4.063 - 5.750            988,750                 6.33            4.894          166,341            5.750
              6.625 - 7.375            554,500                 5.64            6.802          530,500            6.781
              8.250 - 8.875            970,667                 3.53            8.700          816,342            8.714
             10.250                     6,000                  4.13           10.250            6,000           10.250
                                ---------------  --------------------  ---------------  --------------  ---------------
                Total.........       4,322,917                 4.72          $ 5.149        2,744,183          $ 5.613
                                ===============  ====================  ===============  ==============  ===============

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -

         Warrants

The following table summarizes changes in outstanding and exercisable warrants during the years ended December 31, 2000, 1999 and 1998:

                                                                 Year Ended December 31,
                                    -----------------------------------------------------------------------------------
                                               2000                        1999                        1998
                                    --------------------------- --------------------------- ---------------------------
                                     Number of    Price Range    Number of    Price Range    Number of    Price Range
                                      Shares                      Shares                       Shares
                                    ------------ -------------- ------------ -------------- ------------  -------------
          Warrants outstanding:
            Beginning of year.....      270,572   $1.65 - 6.90      270,572   $1.65 - 6.90     350,194      $1.10 - 6.90
            Exercised.............       20,572          $1.65           --             --      79,622       1.10 - 2.60
                                    ------------                ------------                ------------

                  End of year.......    250,000   $3.00 - 6.90      270,572   $1.65 - 6.90     270,572      $1.10 - 6.90
                                    ============                ============                =============

The 250,000 warrants outstanding as of December 31, 2000 are comprised of 150,000 warrants with an exercise price of $6.90 per share and an expiration date of August 7, 2001 and 100,000 warrants with an exercise price of $3.00 per share and an expiration date of August 3, 2002.

         Option and Warrant Extensions

On August 4, 2000, the Company extended the term of options and warrants to purchase 678,000 shares of the Company's common stock that were to expire during 2000 for a period of two years, with a one-year vesting period. In accordance with FIN 44 "Accounting for Certain Transactions Involving Stock Compensation," the Company incurred deferred compensation costs of $1.6 million, including $1.2 million covering the intrinsic value applicable to officers and employees and $378,000 covering the fair market value calculated using the Black-Scholes model for a consultant, to be amortized to expense over the one-year vesting period.

         Note Receivable From Stock Option Exercises

On November 8, 2000, a former employee exercised an option to purchase 52,000 shares of the Company's common stock at a price of $3.00 per share. The former employee elected to pay for the cost of the exercise by signing a full recourse promissory note with the Company for $156,000. Terms of the note receivable include a three-year term with annual principal payments of $52,000 plus interest accrued at 9.5%.

Note 9:  Related Party Transactions

         Notes Receivable from Officers

On February 17, 1998, two of the Company's officers exercised options to purchase 300,000 shares of the Company's common stock at $1.50 per share that were scheduled to expire on May 6, 1998. The officers paid for the cost of exercising the options by utilizing a contractual bonus of $100,000 each issued to them during 1997 and signing a full recourse note payable to the Company for $125,000 each with interest accrued at 7.7%. On April 10, 1998, in consideration of the agreement of the two officers to not sell the Company's common stock in market transactions, the Company agreed to advance the officers, on a non-recourse basis, additional funds to cover their tax liabilities and other considerations. As of December 31, 1999, the officers had been advanced a total amount of $1,838,000. The carrying value of the notes receivable from officers was $773,000 as of December 28, 2000, including principal of $1,838,000 and accrued interest of $339,000, which was reduced by an impairment allowance of $1,404,000 based on the market value of 233,340 shares of the Company's common stock held as collateral. On December 28, 2000, the officers surrendered the collateralized shares to the Company in return for the cancellation of the notes receivable from officers and the Company recorded 233,340 shares of treasury stock at a cost of $773,000.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -


Note 10:  Quarterly Financial Data (Unaudited)

Summary quarterly information for the years ended December 31, 2000 and 1999 is as follows:

                                                                          Quarter Ended
                                             ---------------------------------------------------------------------------
                                               December 31        September 30          June 30              March 31
                                             -----------------  -----------------  ------------------ ------------------
                                                             (In thousands, except per share amounts)
         2000:
             Revenues......................     $        965        $     1,251       $        925       $        670
             Net operating loss............           (3,646)            (3,370)            (2,778)              (865)
             Net loss......................           (3,548)            (3,788)            (2,771)              (736)
             Basic and diluted net loss per
               common share................     $       (.22)      $       (.21)      $       (.18)      $       (.05)

         1999:
             Revenues......................     $        785       $        862       $        451       $        321
             Operating loss................           (2,746)            (1,228)              (895)              (825)
             Net loss......................           (3,272)            (1,072)              (789)              (723)
             Basic and diluted net loss per
                 common share..............     $       (.21)      $       (.08)      $       (.06)      $       (.06)

Note 11:  Business Segments

The Company operates within two business segments of the oil and gas industry: exploration and production ("E&P") and oilfield services. Mining, which is comprised solely of gold exploration on the Company's Sudety project area in Poland, has been discontinued and is excluded from the discussion herein.

The Company's revenues associated with its E&P activities are comprised of oil sales from its producing properties in Montana and Nevada and gains on the sale of partial property interests of the Company's exploratory properties in Poland. During 2000, 1999 and 1998, over 85.0% of the Company's total oil sales were to one purchaser located in Montana. The Company believes this purchaser could be replaced, if necessary, without a loss in revenue. E&P operating costs are comprised of: (1) exploration costs (geological and geophysical costs, exploratory dry holes, non-producing leasehold impairments and Apache Poland G&A costs), and, (2) lease operating costs (lease operating expenses and production taxes). Substantially all exploration costs are related to the Company's operations in Poland and all lease operating costs are related to the Company's domestic production. The Company's revenues associated with its oilfield services segment are comprised of contract drilling and well servicing fees generated by the Company's oilfield servicing equipment in Montana. Oilfield servicing costs are comprised of direct costs associated with its oilfield services. DD&A directly associated with a respective business segment is disclosed within that business segment. The Company does not allocate current assets, corporate DD&A, general and administrative costs, amortization of deferred compensation, interest income, interest expense, impairment of notes receivable from officers, other income or other expense to its operating business segments for management and business segment reporting purposes. All material inter-company transactions between the Company's business segments are eliminated for management and business segment reporting purposes.

Information on the Company's operations by business segment for the years ended December 31, 2000, 1999 and 1998 is summarized as follows:

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -


                                                                                    Year Ended December 31, 2000
                                                                             -------------------------------------------
                                                                                              Oilfield
                                                                                 E&P          Services        Total
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
          Operations summary:
              Revenues.....................................................  $     2,521    $     1,290    $      3,811
              Cash operating costs.........................................        8,710          1,084           9,794
              Non-cash operating costs (1).................................          983             --             983
                                                                             -------------  -------------  -------------
                  Operating income or (loss) before DD&A...................       (7,172)           206          (6,966)
              DD&A expense.................................................           73            247             320
                                                                             -------------  -------------  -------------
                  Operating loss...........................................  $    (7,245)   $       (41)   $     (7,286)
                                                                             =============  =============  =============

          Identifiable net property and equipment:
              Unproved property -  Poland (2)..............................  $     3,014    $        --    $      3,014
              Unproved property - Domestic.................................           18             --              18
              Proved properties - Domestic.................................          623             --             623
              Proved properties - Poland...................................        2,429             --           2,429
              Equipment and other..........................................           --          1,045           1,045
                                                                             -------------  -------------  -------------

                  Total....................................................  $     6,084    $      1,045   $      7,129
                                                                             =============  =============  =============

          Property and equipment capital expenditures (3)..................  $      6,988   $       780    $      7,768
                                                                             =============  =============  =============
---------------------
(1)      Includes stock options valued at $81,000 issued to a Polish citizen for consulting  services,  accrued  bonuses of $228,000 and a non-producing property impairment of $674,000.
(2)      Includes  $2,157,000  relating  to the  Mieszkow  1,  which  was in the process of being drilled as of December 31, 2000.
(3)      E&P includes $2,034,000 of costs that were reclassed to exploratory dry hole expense, $2,631,000 of proved property additions and $2,323,000 of unproved property additions.

                                                                                    Year Ended December 31, 1999
                                                                             -------------------------------------------
                                                                                              Oilfield
                                                                                 E&P          Services        Total
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
          Operations summary:
              Revenues.....................................................  $     1,554    $       865    $      2,419
              Cash operating costs (1).....................................        3,500            642           4,142
              Non-cash operating costs (2).................................          484             --             484
                                                                             -------------  -------------  -------------
                  Operating income or (loss) before DD&A...................       (2,430)           223          (2,207)

              DD&A expense.................................................           51            334             385
                                                                             -------------  -------------  -------------
                  Operating loss...........................................  $    (2,481)   $      (111)   $     (2,592)
                                                                             =============  =============  =============

          Identifiable net property and equipment:
              Unproved property -  Poland..................................  $       691    $        --    $        691
              Unproved property - Domestic.................................          692             --             692
              Proved properties - Domestic.................................          494             --             494
              Equipment and other..........................................           --            581             581
                                                                             -------------  -------------  -------------
                  Total....................................................  $     1,877    $       581    $      2,458
                                                                             =============  =============  =============

          Property and equipment capital expenditures (3)..................  $     1,386    $         138  $      1,524
                                                                             =============  =============  =============
------------------------

(1) Excludes $31,000 of exploratory costs relating to the Company's gold concessions.
(2) Includes stock options valued at $119,000 issued to a Polish citizen for consulting services, accrued bonuses of $344,000 and $21,000 non-producing leasehold impairment comprised of costs incurred prior to 1999.
(3) E&P includes $1,073,000 of costs that were reclassed to expense, including $1,001,000 of exploratory dry hole costs and $72,000 of non-producing property impairments, and, $81,000 of proved property additions and $232,000 of unproved property additions.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -


                                                                                    Year Ended December 31, 1998
                                                                             -------------------------------------------
                                                                                              Oilfield
                                                                                 E&P          Services        Total
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
          Operations summary:
              Revenues (1).................................................  $      1,590   $       323    $      1,913
              Cash operating costs (2).....................................         3,025           240           3,265
              Non-cash operating costs (3)................................            119            --             119
                                                                             -------------  -------------  -------------
                  Operating income or (loss) before DD&A...................        (1,554)           83          (1,471)
              DD&A expense.................................................           231           322             553
                                                                             -------------  -------------  -------------
                 Operating loss............................................  $     (1,785)  $      (239)   $     (2,024)
                                                                             =============  =============  =============

          Identifiable net property and equipment:
              Unproved property -  Poland..................................  $        461   $        --    $        461
              Unproved property - Domestic.................................           717            --             717
              Proved properties - Domestic.................................           463            --             463
              Equipment and other..........................................            --           780             780
                                                                             -------------  -------------  -------------
                  Total....................................................  $      1,641   $       780    $      2,421
                                                                             =============  =============  =============

          Property and equipment capital expenditures (4)..................  $        197   $       156    $        353
                                                                             =============  =============  =============

---------------------

(1) E&P revenues include $1,123,000 generated domestically and $467,000 generated in Poland.
(2) Excludes $29,000 of exploratory costs relating to the Company's gold concessions.
(3) Includes Company common stock issued for services of $119,000 and excludes non-cash impairment charge of $5,885,000 for domestic proved properties.
(4) E&P property includes $17,000 of costs that were reclassed to exploratory dry hole costs, $132,000 of proved property additions and $48,000 of unproved property additions.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -

A reconciliation of the segment information to the consolidated totals for 2000, 1999 and 1998 follows:

                                                                                      Years Ended December 31,
                                                                             -------------------------------------------
                                                                                 2000           1999           1998
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
         Revenues:
           Reportable segments.............................................  $      3,811   $      2,419   $     1,913

           Non-reportable segments.........................................            --             --            --
                                                                             -------------  -------------  -------------

            Total revenues.................................................  $      3,811   $      2,419   $     1,913
                                                                             =============  =============  =============

         Operating loss:
           Reportable segments.............................................  $    (7,286)   $    (2,592)   $    (2,024)
           Expense or (revenue) adjustments:
             Non-reportable segments.......................................           --             31             29
             Impairment of domestic proved property........................           --             --          5,885
             Corporate DD&A expense........................................           66            109            118
             General and administrative expenses...........................        2,654          2,962          2,572
             Amortization of deferred compensation (G&A)...................          652             --             --
                                                                                       1             --
             Other.........................................................            1             --              1
                                                                             -------------  -------------  -------------
               Total net operating loss....................................    $ (10,659)   $    (5,694)    $  (10,629)
                                                                             =============  =============  =============

         Net property and equipment:
           Reportable segments.............................................  $     7,129    $     2,458    $     2,421
           Corporate assets................................................          126             91            178
                                                                             -------------  -------------  -------------
             Net property and equipment....................................  $     7,255    $     2,549    $     2,599
                                                                             =============  =============  =============

         Property and equipment capital expenditures:
           Reportable segments.............................................  $     7,768    $     1,524    $      197
           Corporate assets................................................           33             19           105
                                                                             -------------  -------------  -------------
             Net property and equipment capital expenditures...............  $     7,01     $     1,543    $      302
                                                                             =============  =============  =============

Note 12:  Disclosure about Oil and Gas Properties and Producing Activities

         Impairment of Unproved Oil and Gas Properties


During 2000, the Company recorded an impairment expense of $674,000 relating to the Williston Basin in North Dakota where it no longer has further exploration plans. During 1999, the Company recorded an impairment expense of $21,000 relating to a prospect located in Nevada where it no longer has exploration plans and $72,000 relating to the Lachowice Farm-in in Poland after the recompletion of one shut-in well and the testing of another shut-in well yielded non-commercial results.

         Impairment of Domestic Proved Oil and Gas Properties

In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be disposed of," the Company must record an impairment expense if the Company determines the net book value of its proved oil and gas properties, on a property-by-property basis, exceeds the aggregate future net revenues from such properties. As of December 31, 1998, the Company's future undiscounted net revenues from its domestic proved developed properties was $1,015,000 and its discounted future net revenues (PV-10 Value) of it domestic proved developed properties was $472,000. The future net revenues at December 31, 1998 were computed using a price of $8.11 per barrel, the average price at December 31, 1998. Accordingly, the Company recorded an impairment expense of $5,885,000 in 1998, which reduced the carrying value of its domestic proved properties to $463,000, an amount which approximated the fair value of its domestic proved developed reserves determined on a property-by-property basis.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -


         Capitalized Oil and Gas Property Costs

Capitalized costs relating to oil and gas exploration and production activities as of December 31, 2000 and 1999 are summarized as follows:

                                                                               Domestic        Poland         Total
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
         December 31, 2000:
             Proved properties.............................................  $     1,889    $      2,429   $      4,318
             Unproved properties...........................................           18           3,014          3,032
                                                                             -------------  -------------  -------------
               Total gross properties......................................        1,907           5,443          7,350
             Less accumulated depreciation, depletion and amortization.....       (1,266)             --         (1,266)
                                                                             -------------  -------------  -------------
                    Total..................................................  $       641    $      5,443   $      6,084
                                                                             =============  =============  =============

         December 31, 1999:
             Proved properties.............................................  $     1,687    $         --   $      1,687
             Unproved properties...........................................          692             691          1,383
                                                                             -------------  -------------  -------------
               Total gross properties......................................        2,379             691          3,070
             Less accumulated depreciation, depletion and amortization.....       (1,193)             --         (1,193)
                                                                             -------------  -------------  -------------
                    Total..................................................  $     1,186    $        691   $       1,877
                                                                             =============  =============  =============

         Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities during 2000, 1999 and 1998, whether capitalized or expensed, are summarized as follows:

                                                                               Domestic        Poland         Total
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
         Year ended December 31, 2000:
             Acquisition of properties:
                 Proved....................................................  $        --    $         --   $         --
                 Unproved..................................................           --              21            21

             Exploration costs (1).........................................          692          11,200        11,892
             Development costs.............................................          202              --           202
                                                                             -------------  -------------  -------------
                 Total.....................................................  $       894    $     11,221   $    12,115
                                                                             =============  =============  =============
         ----------------------------
         (1)      Includes  $2,429,000  relating  to the  Kleka  11,  which  was categorized as proved property as of December 31, 2000.
                                                                               Domestic        Poland         Total
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
         Year ended December 31, 1999:
             Acquisition of properties:
                 Proved....................................................  $        --    $         --   $         --
                 Unproved..................................................            1             230           231
             Exploration costs.............................................           38           3,016         3,054
             Development costs.............................................           82              --            82
                                                                             -------------  -------------  -------------
                 Total.....................................................  $       121    $      3,246   $     3,367
                                                                             =============  =============  =============


                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -

                                                                               Domestic        Poland         Total
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
         Year ended December 31, 1998:
             Acquisition of properties:
                 Proved....................................................  $        --    $         --   $         --
                 Unproved..................................................           15              33            48
             Exploration costs.............................................           34           2,092         2,126
             Development costs.............................................          132              --           132
                                                                             -------------  -------------  -------------
                 Total.....................................................  $       181    $      2,125   $     2,306
                                                                             =============  =============  =============

Note 13:  Summary Oil and Gas Reserve Data (Unaudited)

         Estimated Quantities of Proved Reserves


Proved reserves are the estimated quantities of crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions. The Company's proved oil and gas reserve quantities and values are based on estimates prepared by independent reserve engineers in accordance with guidelines established by the Securities and Exchange Commission. Operating costs, production taxes and development costs were deducted in determining the quantity and value information. Such costs were estimated based on current costs and were not adjusted to anticipate increases due to inflation or other factors. No price escalations were assumed and no amounts were deducted for general overhead, depreciation, depletion and amortization, interest expense and income taxes. The proved reserve quantity and value information is based on the weighted average price on December 31, 2000 of $21.33 per bbl for oil domestically and $2.09 per MMbtu for gas in Poland. The determination of oil and gas reserves is based on estimates and is highly complex and interpretive, as there are numerous uncertainties inherent in estimated quantities and values of proved reserves, projecting future rates of production and timing of development expenditures. The estimates are subject to continuing revisions as additional information becomes available or assumptions change.

Estimates of the Company's proved domestic reserves were prepared by Larry Krause Consulting, an independent engineering firm in Billings, Montana. Estimates of the Company's proved Polish reserves were prepared by Troy-Ikoda Limited, and independent engineering firm in the United Kingdom. The following unaudited summary of proved developed reserve quantity information represents estimates only and should not be construed as exact:

                                                                       Crude Oil                    Natural Gas
                                                              ----------------------------  ----------------------------
                                                                Domestic        Poland        Domestic        Poland
                                                              -------------  -------------  -------------  -------------
                                                              (In thousand barrels of oil)   (In millions of cubic feet)
         Proved Developed Reserves:
           December 31, 2000................................        1,161             --             --             --
           December 31, 1999................................        1,080             --             --             --
           December 31, 1998................................        1,535             --             --             --

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -


The following unaudited summary of proved developed and undeveloped reserve quantity information represents estimates only and should not be construed as exact:

                                                                       Crude Oil                    Natural Gas
                                                              ----------------------------  ----------------------------
                                                                Domestic        Poland        Domestic        Poland
                                                              -------------  -------------  -------------  -------------
                                                               (In thousands of barrels)    (In millions of cubic feet)
         December 31, 2000:
             Beginning of year.............................         1,080             --             --             --
             Extensions and discoveries....................            --             --             --          2,381
             Revisions of previous estimates...............           236             --             --             --
             Production....................................           (96)            --             --             --
                                                              -------------  -------------  -------------  -------------
                 End of year...............................         1,220             --             --          2,381
                                                              -------------  -------------  -------------  -------------

         December 31, 1999:
             Beginning of year.............................         1,535             --             --             --
             Revisions of previous estimates...............          (354)            --             --             --
             Production....................................          (101)            --             --             --
                                                              -------------  -------------  -------------  -------------
                 End of year...............................         1,080             --             --             --
                                                              -------------  -------------  -------------  -------------

         December 31, 1998:
             Beginning of year.............................         4,760             --             --             --
             Revisions of previous estimates...............        (3,110)            --             --             --
             Production....................................          (115)            --             --             --
                                                              -------------  -------------  -------------  -------------
                 End of year...............................         1,535             --             --             --
                                                              -------------  -------------  -------------  -------------

         Standardized Measure of Discounted Future Net Cash Flows ("SMOG") and Changes Therein Relating to Proved Oil Reserves

Estimated discounted future net cash flows and changes therein were determined in accordance with SFAS No. 69 "Disclosure About Oil and Gas Activities." Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is essential for a proper understanding and assessment of the data presented. The assumptions used to compute the proved reserve valuation do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. Assigning monetary values to the reserve quantity estimation process does not reduce the subjective and ever-changing nature of such reserve estimates. Additional subjectivity occurs when determining present values because the rate of producing the reserves must be estimated. In addition to errors inherent in predicting the future, variations from the expected production rates also could result directly or indirectly from factors outside the Company's control, such as unintentional delays in development, environmental concerns and changes in prices or regulatory controls. The reserve valuation assumes that all reserves will be disposed of by production. However, if reserves are sold in place, additional economic considerations also could affect the amount of cash eventually realized. Future development and production costs are computed by estimating expenditures to be incurred in developing and producing the proved oil reserves at the end of the period, based on period-end costs and assuming continuation of existing economic conditions. A discount rate of 10.0% per year was used to reflect the timing of the future net cash flows. The discounted future net cash flows for the Company's Polish reserves are based on a gas sales contract with a term of five years that the Company signed with POGC during December 2000.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -

The components of SMOG are detailed below:

                                                                               Domestic        Poland         Total
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
         December 31, 2000:
             Future cash flows.............................................  $    26,025    $     3,532     $   29,557
             Future production costs.......................................      (16,216)          (476)       (16,692)
             Future development costs......................................         (195)            --           (195)
             Future income tax expense.....................................           --             --             --
                                                                             -------------  -------------  -------------
             Future net cash flows ........................................        9,614          3,056         12,670
             10% annual discount for estimated timing of cash flows........       (4,705)          (545)        (5,250)
                                                                             -------------  -------------  -------------
             Discounted net future cash flows..............................  $     4,909    $     2,511    $     7,420
                                                                             =============  =============  =============

         December 31, 1999:
             Future cash flows.............................................  $    24,229    $        --    $    24,229
             Future production costs.......................................      (15,240)            --        (15,240)
             Future development costs......................................         (105)            --           (105)
             Future income tax expense.....................................           --             --             --
                                                                             -------------  -------------  -------------
             Future net cash flows ........................................        8,884             --          8,884
             10% annual discount for estimated timing of cash flows........       (3,424)            --         (3,424)
                                                                             -------------  -------------  -------------
             Discounted net future cash flows..............................  $     5,460    $        --    $     5,460
                                                                             =============  =============  =============

         December 31, 1998:
             Future cash flows.............................................  $    12,518    $        --    $    12,518
             Future production costs.......................................      (11,408)            --        (11,408)
             Future development costs......................................          (95)            --            (95)
             Future income tax expense.....................................           --             --             --
                                                                             -------------  -------------  -------------
             Future net cash flows ........................................        1,015             --          1,015
             10% annual discount for estimated timing of cash flows........         (543)            --           (543)
                                                                             -------------  -------------  -------------
             Discounted net future cash flows..............................  $        472   $        --    $        472
                                                                             =============  =============  =============

The principal sources of changes in SMOG are detailed below:
                                                                                      Year Ended December 31,
                                                                             -------------------------------------------
                                                                                 2000           1999           1998
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
         SMOG sources:
             Balance, beginning of year.................................... $       5,460   $        472   $     13,575
             Sales of oil produced, net of production costs................        (1,172)          (592)           (77)
             Net changes in prices and production costs....................          (159)         5,032         (4,482)
             Extensions and discoveries, net of future costs...............         2,511             --             --
             Changes in estimated future development costs.................           (53)            (6)         2,875
             Previously estimated development costs incurred during
                 the year..................................................           202             82            132
             Revisions in previous quantity estimates......................           (31)        (1,650)        (9,076)
             Accretion of discount.........................................           546             47          1,357
             Net change in income taxes....................................            --             --           (952)
             Changes in rates of production and other......................           116          2,075         (2,880)
                                                                             -------------  -------------  -------------
                 Balance, end of year......................................  $      7,420   $      5,460   $        472
                                                                             =============  =============  =============

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -

Note 14:  Subsequent Events

         Poland 2001 Agreement

Effective January 1, 2001, the Company signed an agreement with Apache, whereby both parties agreed to terminate their AMI in Poland, effective December 31, 2000. The Company also agreed to release Apache's remaining commitment to pay for the Company's fifty-percent share of costs to shoot 339 kilometers of 2-D seismic on the Carpathian project area. In return, Apache agreed to issue the Company a credit of $932,000 against any then current outstanding unpaid and future invoices billed to the Company by Apache pertaining to the Company's joint operations in Poland with Apache. As of December 31, 2000, there was $114,000 of outstanding Apache invoices which had not been paid by the Company, leaving a net credit of $818,000 as of January 1, 2001. If the Company's share of actual costs to shoot the 339 kilometers of 2-D seismic on the Carpathian project area exceeds $932,000, the excess will be covered by Apache.

         Financing with Rolls Royce Power Ventures

On March 9, 2001, the Company signed a $5.0 million 9.5% convertible note and gas purchase option agreement with Rolls Royce Power Ventures ("RRPV"). The proceeds from the loan are to be used for exploration and development of additional gas reserves in Poland.

In consideration for the loan, the Company granted RRPV an option to purchase up to 17 Mmcf of gas per day from the Company's Polish properties in Poland, subject to availability. The Company's gas production will be delivered at a POGC pipeline connection and RRPV will be responsible for transportation costs. RRPV will be required to take at least 80% of the gas it agrees to purchase. The Company may sell to others gas it produces in excess of the reserves required to supply the RRPV agreement.

If RRPV elects to purchase gas from the Company, the loan will be repayable over eight years. If RRPV elects not to buy the Company's gas, the loan will be repayable in February 2003 unless converted to restricted common stock at $5.00 per share, subject to adjustment under certain circumstances. As security for the loan, the Company will grant RRPV a lien on a portion of the Company's gas reserves in Poland.