Form 10-Q
period 2001-03-31
FX ENERGY INC
filed 2001-05-11
CIK 907649

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 (801) 486-5555
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


The number of shares of $0.001 par value common stock outstanding as of May 11, 2001, was 17,680,235.

                        FX ENERGY, INC. AND SUBSIDIARIES
               Form 10-Q for the three months ended March 31, 2001



                                TABLE OF CONTENTS


 Item                                                                     Page
---------                                                                ------
                             Part I. Financial Information

  1.     Consolidated Balance Sheets....................................   3
  1.     Consolidated Statements of Operations..........................   5
  1.     Consolidated Statements of Cash Flows..........................   6
  1.     Notes to Consolidated Financial Statements.....................   7
  2.     Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................  10
  3.     Qualitative and Quantitative Disclosures About Market Risk.....  19

                               Part II. Other Information

  6.     Exhibits and Reports on Form 8-K...............................  20
  --     Signatures.....................................................  20

                                     PART I.
                          ITEM 1. FINANCIAL STATEMENTS

                        FX ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                             March            December
                                                                            31, 2001          31, 2000
                                                                        ----------------- ------------------
ASSETS

Current assets:
  Cash and cash equivalents...........................................   $     4,028,608   $     1,079,038
  Investment in marketable debt securities............................                --         1,281,993
  Accounts receivable:
    Accrued oil sales.................................................           275,768           250,954
    Interest receivable...............................................             6,524            31,935
    Joint interest owners and others..................................            81,152           143,763
  Inventory...........................................................            86,814            87,920
  Other current assets................................................            56,715            80,313
                                                                        ----------------- ------------------
    Total current assets..............................................         4,535,581         2,955,916
                                                                        ----------------- ------------------

Property and equipment, at cost:
  Oil and gas properties (successful efforts method):
    Proved............................................................         4,602,737         4,318,056
    Unproved..........................................................         3,340,530         3,031,863
    Other property and equipment......................................         3,469,813         3,333,791
                                                                        ----------------- ------------------
      Gross property and equipment....................................        11,413,080        10,683,710
    Less accumulated depreciation, depletion and amortization.........        (3,567,280)       (3,428,649)
                                                                        ----------------- ------------------
        Net property and equipment....................................         7,845,800         7,255,061
                                                                        ----------------- ------------------

Other assets:
  Certificates of deposit.............................................           356,500           356,500
  Other...............................................................             2,789             2,789
                                                                        ----------------- ------------------
    Total other assets................................................           359,289           359,289
                                                                        ----------------- ------------------
Total assets..........................................................    $   12,740,670    $   10,570,266
                                                                        ================= ==================

                                 -- Continued --

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                 -- Continued --


                                                                             March            December
                                                                            31, 2001          31, 2000
                                                                        ----------------- ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................  $       532,556    $       598,926
  Accrued liabilities.................................................        3,447,026          1,740,604
                                                                        ----------------- ------------------
    Total current liabilities.........................................        3,979,582          2,339,530
                                                                        ----------------- ------------------

Long-term debt:
  Notes payable (Note 3)..............................................        2,295,757                 --
                                                                        ----------------- ------------------
    Total liabilities.................................................        6,275,339          2,339,530
                                                                        ----------------- ------------------

Stockholders' equity:
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 17,680,235 outstanding as of
    March 31, 2001 and December 31, 2000..............................           17,914             17,914
  Treasury stock, at cost, 233,340 shares.............................         (773,055)          (773,055)
  Note receivable from option exercise................................         (156,000)          (156,000)
  Deferred compensation from stock option modifications...............         (521,991)          (913,485)
  Additional paid-in capital..........................................       49,655,675         49,655,675
  Accumulated deficit.................................................      (41,757,212)       (39,600,313)
                                                                        ----------------- ------------------
    Total stockholders' equity........................................        6,465,331          8,230,736
                                                                        ----------------- ------------------
Total liabilities and stockholders' equity............................    $  12,740,670      $  10,570,266
                                                                        ================= ==================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                        For the Three Months Ended March 31,
                                                                        ------------------------------------
                                                                              2001              2000
                                                                        ----------------- ------------------
Revenues:
  Oil and gas sales...................................................  $        597,067  $        596,630
  Oilfield services...................................................            43,538            73,738
                                                                        ----------------- ------------------
    Total revenues....................................................           640,605           670,368
                                                                        ----------------- ------------------

Operating costs and expenses:
  Lease operating expenses............................................           300,265           284,992
  Production taxes....................................................             5,428             6,946
  Geological and geophysical costs....................................         1,201,480           484,409
  Exploratory dry hole costs..........................................             1,602                --
  Oilfield services...................................................           115,830            75,265
  Depreciation, depletion and amortization............................           138,633            87,068
  General and administrative (G&A)....................................           681,896           596,967
  Amortization of deferred compensation (G&A).........................           391,494                --
                                                                        ----------------- ------------------
    Total operating costs and expenses................................         2,836,628         1,535,647
                                                                        ----------------- ------------------

Operating loss........................................................        (2,196,023)         (865,279)
                                                                        ----------------- ------------------

Other income (expense):
  Interest and other income...........................................            52,384           134,254
  Interest expense....................................................           (13,260)             (308)
  Impairment of notes receivable from officers........................                --            (4,859)
                                                                        ----------------- ------------------
    Total other income................................................            39,124           129,087
                                                                        ----------------- ------------------

Net loss..............................................................  $     (2,156,899) $       (736,192)
                                                                        ================= ==================

Basic and diluted net loss per common share...........................  $           (.12) $           (.05)
                                                                        ================= ==================

Basic and diluted weighted average number
     of shares outstanding............................................        17,680,235        14,849,003
                                                                        ================= ==================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                        For the Three Months Ended March 31,
                                                                        ------------------------------------
                                                                              2001              2000
                                                                        ----------------- ------------------
Cash flows from operating activities:
  Net loss...........................................................   $     (2,156,899) $       (736,192)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation, depletion and amortization.......................            138,633            87,068
      Impairment of notes receivable from officers...................                 --             4,859
      Interest income on officer loans...............................                 --           (34,026)
      Amortization of deferred compensation (G&A)....................            391,494                --
      Exploratory dry hole costs.....................................              1,602                --
  Increase (decrease) from changes in working capital items:
    Accounts receivable..............................................             63,208           115,709
    Advances to oil and gas ventures.................................                 --           (13,192)
    Inventory........................................................              1,106            (4,483)
    Other current assets.............................................             23,598            19,112
    Accounts payable and accrued liabilities.........................            917,622          (447,223)
                                                                        ----------------- ------------------
      Net cash used in operating activities..........................           (619,636)       (1,008,368)
                                                                        ----------------- ------------------
Cash flows from investing activities:
  Additions to oil and gas properties................................           (101,950)         (382,475)
  Additions to other property and equipment..........................           (110,837)         (131,185)
  Purchase of marketable debt securities.............................                 --        (1,384,905)
  Proceeds from maturing marketable debt securities..................          1,281,993         4,542,000
                                                                        ----------------- ------------------
    Net cash provided by investing activities........................          1,069,206         2,643,435
                                                                        ----------------- ------------------
Cash flows from financing activities:
  Proceeds from notes payable........................................          2,500,000                --
                                                                        ----------------- ------------------
    Net cash provided by financing activities........................          2,500,000                --
                                                                        ----------------- ------------------
Increase in cash and cash equivalents................................          2,949,570         1,635,067
Cash and cash equivalents at beginning of period.....................          1,079,038         1,619,237
                                                                        ----------------- ------------------
Cash and cash equivalents at end of period...........................   $      4,028,608  $      3,254,304
                                                                        ================= ==================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


Note 1:   Basis of Presentation

         The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and Subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy's annual report on Form 10-K for the year ended December 31, 2000, including the financial statements and notes thereto.

         The consolidated financial statements include the accounts of FX Energy and its wholly-owned subsidiaries and FX Energy's undivided interests in Poland. All significant inter-company accounts and transactions have been eliminated in consolidation. At March 31, 2001, FX Energy owned 100% of the voting stock of all of its subsidiaries.

Note 2:   Income Taxes

         FX Energy recognized no income tax benefit from the losses generated in the first quarter of 2001 and the first quarter of 2000.

Note 3:  Financing with Rolls Royce Power Ventures

         On March 9, 2001, FX Energy signed a $5.0 million, 9.5% loan agreement and gas purchase option agreement with Rolls Royce Power Ventures ("RRPV"). The proceeds from the loan are to be used for exploration and development of additional gas reserves in Poland. In consideration for the loan, FX Energy granted RRPV an option to purchase up to 17 Mmcf of gas per day from FX Energy's properties in Poland, subject to availability. FX Energy's gas production will be delivered to a Polish Oil and Gas Company ("POGC") pipeline connection and RRPV will be responsible for transportation costs. RRPV will be required to take at least 80% of the gas it agrees to purchase. FX Energy may sell to others gas it produces in excess of the reserves required to supply the RRPV agreement. If RRPV elects to purchase gas from FX Energy, the loan will be repayable over eight years. If RRPV elects not to buy FX Energy's gas, the loan will be repayable in March 2003 unless converted to restricted common stock at $5.00 per share, the market value of FX Energy's common stock at the time the terms with RRPV were finalized, subject to adjustment under certain circumstances. As security for the loan, FX Energy will grant RRPV a lien on a portion of the Company's gas reserves in Poland.

         As of March 31, 2001, FX Energy had received $2.5 million from RRPV under this arrangement. The loan is interest free for the first year. For financial reporting purposes, FX Energy imputed interest expense for the first year at 9.5%, or $216,895, to be amortized ratably over the one-year interest free period and recorded an option premium of $216,895 pertaining to granting RRPV an option to purchase gas from FX Energy's properties in Poland, to be amortized ratably to other income over the one-year option period.

Note 4:   Net Loss Per Share

         Basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net loss by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants and convertible preferred stock. Options and warrants to purchase 4,562,417 shares of common stock at prices ranging from $1.50 to $10.25 per share with a weighted average of $5.16 per share were outstanding at March 31, 2001. Options and warrants to purchase 4,146,167 shares of common stock at prices ranging from $1.50 to $10.25 per share with a weighted average price of $5.25 per share were outstanding at March 31, 2000. No options or warrants were included in the computation of diluted earnings per share for the periods ended March 31, 2001 and 2000, because the effect would have been antidilutive.

Note 5:  Business Segment Information

         FX Energy operates within two segments of the oil and gas industry: the exploration and production segment ("E&P") and the oilfield services segment. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes. Reportable business segment information as of March 31, 2001 and for the three months ended March 31, 2001 follows:

                                                                                  Non-
                                                                Oilfield       Segmented
                                                  E&P           Services       Items (1)         Total
                                             --------------- --------------- --------------- ---------------
Business segment information:
  Revenues................................... $     584,681  $      43,538   $           --   $    628,219
  Net loss...................................      (970,102)      (142,324)      (1,044,473)    (2,156,899)
  Identifiable net property and
    equipment................................     6,619,046      1,107,277          119,477      7,845,800

-------------------
(1) Net loss reconciling items include $10,208 of corporate DD&A, $681,896 of general and administrative expenses, $391,493 of amortization of deferred compensation (G&A) and $39,124 of other income and expense. Identifiable net property and equipment includes $119,477 of corporate office equipment, hardware and software.

         Reportable business segment information as of March 31, 2000 and for the three months ended March 31, 2000 follows:

                                                                                 Non-
                                                                Oilfield       Segmented
                                                  E&P           Services       Items (1)         Total
                                             --------------- --------------- --------------- ---------------
Business segment information:
  Revenues..................................  $     596,630  $      73,738   $           --   $    670,368
  Net loss..................................       (195,659)       (52,713)        (487,820)      (736,192)
  Identifiable net property and
    Equipment...............................      2,365,128        630,418          155,128      3,150,674

--------------------
(1) Net loss reconciling items include $19,940 of corporate DD&A, $596,967 of general and administrative expenses and $129,087 of other income and expense. Identifiable net property and equipment includes $155,128 of corporate office equipment, hardware and software.

Note 6:  Supplemental non-cash activity disclosure:

         Non-cash investing activities not reflected in the consolidated statements of cash flows include additions to oil and gas properties of $493,000 and $121,544 acquired with accounts payable and accrued liabilities as of March 31, 2001 and 2000, respectively, and additions to other property and equipment of $25,185 and $53,960 acquired with accounts payable as of March 31 2001 and 2000, respectively.

Note 7:   Subsequent Events

Stock Option Extensions

         On April 5, 2001, FX Energy extended the term of options to purchase 125,000 shares of the Company's common stock that were to expire during 2001 for a period of two years, with a one-year vesting period. FX Energy incurred deferred compensation cost of $218,750, including $175,000 covering the intrinsic value applicable to 100,000 options held by an executive and $43,750 covering the intrinsic value applicable to 25,000 options held by an nonexecutive employee, to be amortized to expense over the one-year vesting period.

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

Introduction

         We are an independent energy company engaged in the exploration, development and production of oil and gas from properties located in the Republic of Poland and the United States. In Poland, we produce gas and have exploration projects with Apache Corporation ("Apache") and POGC. In the United States, we produce oil from fields in Montana and Nevada and have an oilfield services company in northern Montana.

         We conduct substantially all of our production, exploration and development activities jointly with others and, accordingly, recorded amounts for our activities in Poland and the United States reflect only our proportionate interest in these activities.

         Our results of operations may vary significantly from period to period based on the factors discussed above and on other factors such as our exploratory and development drilling success. Therefore, the results of any one period may not be indicative of future results.

         We follow the successful efforts method of accounting for our oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, these costs plus the costs of drilling the well are expensed. The costs of development wells are capitalized, whether productive or nonproductive. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are considered not to be realizable. An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net cash flows determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the related fair value, determined on a property-by-property basis. As a result of the foregoing, our results of operations for any particular period may not be indicative of the results that could be expected over longer periods.

         We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations or financial position, including FASB No. 133 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

Results of Operations by Business Segment

         We operate within two segments of the oil and gas industry: the exploration and production segment, or E&P, and the oilfield services segment. Depreciation, depletion and amortization costs, or DD&A, and general and administrative costs, or G&A, directly associated with their respective segments are detailed within the following discussion. Amortization of deferred compensation (G&A), interest income, other income, officer loan impairment and other costs, which are not allocated to individual operating segments for management or segment reporting purposes, are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and the information regarding nonsegmented items for three months ended March 31, 2001 and 2000 follows:

         Quarter ended March 31, 2001 compared to the same period of 2000

         Exploration and Production Segment

         FX Energy's oil and gas revenues are comprised of oil production in the United States and gas production in Poland. A summary of the percentage change in oil and gas revenues, average prices and production for first quarter of 2001 and 2000 as compared to their respective prior year's period are set forth on the following table:

                                                                  Quarter Ended March 31,
                                               -------------------------------------------------------------
                                                            2001                            2000
                                               -----------------------------    ----------------------------
                                                    Oil            Gas              Oil            Gas
                                               -------------- --------------    ------------- --------------
Revenues......................................     $ 535,000      $  62,000       $ 597,000        $     --
  Percent change versus prior year's quarter..          -10%             --           +155%              --

Average price per (Bbl or Mcf)................     $   22.85       $   1.58 (1)   $   24.94        $     --
  Percent change versus prior year's quarter..           -8%             --           +184%              --
Production volumes (Bbls or Mcf)..............        23,395         39,570          23,924              --
  Percent change versus prior year's quarter..           -2%             --            -10%              --

--------------------
(1)    The contract price prior to adjusting for Btu content was $2.02 per Mcf.

         Oil Revenues. Oil revenues were $535,000 during the first quarter of 2001, a decrease of $62,000 as compared to $597,000 during the same period of 2000. During the first quarter of 2001, our oil revenues were negatively affected by lower oil prices and lower production rates attributable to the natural production declines of our producing properties, as compared to the same period of 2000. During the first quarter of 2000, our oil revenues were positively affected by higher oil prices and negatively affected by lower production rates attributable to the natural production declines of our producing properties, as compared to the same period of 1999.

         Gas Revenues. Gas revenues were $62,000 during the first quarter of 2001, as compared to no gas revenues during the same period of 2000. The Kleka 11, our first producing well in Poland, began producing in late February 2001. We are currently selling gas produced by the Kleka 11 to POGC under a five-year contract based on U.S. dollar pricing that may be terminated by us with a 90-day written notice.

         Lease Operating Costs. Our lease operating costs are composed of normal recurring lease operating expenses and production taxes. Lease operating costs were $306,000 during the first quarter of 2001, an increase of $14,000 as compared to $292,000 during the same period of 2000.

         Lease operating expense was $300,000 during the first quarter of 2001, an increase of $15,000 as compared to $285,000 during the same period of 2000. Lease operating expense incurred during the first quarter of 2001 includes approximately $6,000, or an estimated $0.16 per Mcf produced, associated solely with the Kleka 11 well that began producing in Poland during February 2001. There were no lease operating expenses in Poland during same period of 2000. During the first quarter of 2001, we incurred $294,000 of lease operating expenses in the United

States, relatively unchanged as compared to $285,000 during the same period of 2000. During the first quarter of 2001 in the United States, lifting costs were $12.56 per barrel, an increase of $0.65, as compared to $11.91 during the same period of 2000. During the first quarter of 2000, our lease operating expense in the United States increased as compared to the same period of 1999 as a result of various repair and maintenance items that were previously deferred due to low oil prices.

         Production taxes are solely attributable to our United States oil production. Production taxes were $6,000 during the first quarter of 2001, a decrease of $1,000 as compared to $7,000 during the same period of 2000. The $1,000 decrease is attributable to lower oil prices and production volumes during the first quarter of 2001, as compared to the same period of 2000. Production taxes averaged approximately 1.0% and 1.2% of oil revenues during the first quarter of 2001 and 2000, respectively.

         DD&A Expense - Exploration and Production. DD&A expense for producing properties was $59,000 for the first quarter of 2001, an increase of $43,000 as compared to $16,000 during the same period of 2000. DD&A expense incurred during the first quarter of 2001 includes approximately $44,000, or $1.10 per Mcf, associated solely with the Kleka 11 well that began producing in Poland during February 2001. There was no DD&A expense in Poland during same period of 2000. During the first quarter of 2001, the DD&A expense per barrel for oil produced in the United States was $0.63, relatively unchanged, as compared to $0.67 during the same period of 2000.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs, exploratory dry holes and non-producing leasehold impairments. Exploration costs were $1.203 million during the first quarter of 2001, an increase of $719,000 as compared to $484,000 during the same period of 2000.

         Geological and geophysical costs were $1.201 million during the first quarter of 2001, an increase of $717,000 as compared to $484,000 during the same period of 2000. During the first quarter of 2001, we incurred $1.031 million of 3-D seismic costs on the Fences project area and $170,000 on other geological and geophysical activities in Poland. During the first quarter of 2000, we spent $162,000 reprocessing seismic data on the Pomeranian project area, $108,000 reprocessing seismic data on the Warsaw West project area and $214,000 on other geological and geophysical activities in Poland. Geological and geophysical costs will continue to fluctuate from period to period, based on our level of exploratory activity in Poland and the respective cost participation percentage of our industry partners.

         Exploratory dry hole costs were $2,000 during the first quarter of 2001, as compared to no exploratory dry hole costs during the same period of 2000. During the first quarter of 2001, we incurred $2,000 of exploratory dry hole costs relating to the Andrychow 6, an exploratory dry hole drilled on the Carpathian project area during 1999. On May 8, 2001, we announced that the Chojnice 108-6 was an exploratory dry hole. Apache will cover our 42.5% share of costs to drill the Chojnice 108-6, the tenth and final carried exploratory well under terms of the Apache Exploration Program.

         There were no non-producing leasehold impairments during the first quarter of 2001 and 2000. As of March 31, 2001, we had capitalized unproved property costs of $3.341 million, consisting of $2.450 million relating to the Mieszkow 1 (as of the date of this report drilling operations on the Mieszkow 1 had been suspended pending the reprocessing and interpretation of 3-D seismic data to evaluate the continuation of drilling operations), $873,000 relating to other properties in Poland and $18,000 in the United States. Non-producing leasehold impairments may vary from period to period based on our determination that capitalized costs of unproved properties, on a property-by-property basis, are not realizable.

         Apache Poland G&A Costs. Apache Poland G&A costs consist of our share of direct overhead costs incurred by Apache in Poland in accordance with the terms of the Apache Exploration Program. There were no recorded Apache Poland G&A costs during the first quarter of 2001 and 2000. Prior to July 1, 2000, Apache covered all of our pro rata share of Apache Poland G&A costs. As of the date of this report, we are responsible for 45% of Apache Poland G&A costs, to be adjusted up to 50% after Apache completes drilling the Chojnice 108-6. Under an amendment to the Apache Exploration Program effective January 1, 2001, referred to as the Poland 2001 Agreement, Apache agreed to issue us a credit of $932,000 against any outstanding invoices as of December 31, 2000, as well as any future costs billed by Apache in return for the release of its commitment to cover our share of costs to shoot 339 kilometers of 2-D seismic data in the Carpathian project area. As of March 31, 2001, $532,000 had been applied against the $932,000 credit, including $283,000 of Apache Poland G&A costs incurred during the first quarter of 2001.

         Oilfield Services Segment

         Oilfield Services Revenues. Oilfield services revenues were $44,000 during the first quarter of 2001, a decrease of $30,000 as compared to $74,000 for the first quarter of 2000. During most of the first quarter of 2001 and 2000, our drilling rig was idle due to winter weather. Oilfield servicing revenues were generated primarily by our well servicing equipment during these periods. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties and other factors.

         Oilfield Services Costs. Oilfield services costs were $116,000 during the first quarter of 2001, an increase of $41,000 as compared to $75,000 for the same period of 2000. During the first quarter of 2001, our well and servicing equipment generated a gross profit of approximately 25% on direct costs of $33,000 and incurred downtime maintenance costs of $83,000 associated primarily with our drilling rig. During the first quarter of 2000, our well and servicing equipment generated a gross profit of approximately 25% on direct costs of $55,000 and incurred downtime maintenance costs of $20,000 associated primarily with our drilling rig. In general, oilfield servicing costs are directly associated with oilfield services revenues. As such, oilfield servicing costs will continue to fluctuate year to year based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $70,000 during the first quarter of 2001, an increase of $19,000 as compared to $51,000 during the same period of 2000. DD&A expense for oilfield services was $19,000 higher during the first quarter of 2001 as compared to the same quarter of 2000, primarily due to capital additions incurred after the first quarter of 2000 being depreciated during the first quarter of 2001.

         Non-segmented Information

         DD&A - Corporate. DD&A for corporate activities was $10,000 during the first quarter of 2001, a decrease of $10,000 as compared to $20,000 during the same period of 2000. DD&A expense for corporate activities was $10,000 lower during the first quarter of 2001 as compared to the same quarter of 2000, primarily due to capital items being depreciated in the first quarter of 2000 subsequently becoming fully depreciated prior to the first quarter of 2001.

         G&A Costs. G&A costs were $682,000 during the first quarter of 2001, an increase of $85,000 as compared to $597,000 for the same period of 2000. During the first quarter of 2001, we incurred substantially more legal, travel and other associated costs, primarily related to the recently completed RRPV loan agreement, as compared to the same period of 2000. Subject to available funding, G&A costs are expected to be at current or higher levels in future periods as we expand our presence in Poland.

         Amortization of Deferred Compensation (G&A). Amortization of deferred compensation was $391,000 during the first quarter of 2001, as compared to no amortization of deferred compensation during the same period of 2000. On August 4, 2000, we extended the term of options and warrants to purchase 678,000 shares of our common stock that were to expire during 2000 for a period of two years, with a one-year vesting period. Accordingly, we incurred deferred compensation costs of $1.566 million, including $1.188 million covering the intrinsic value applicable to officers and employees and $378,000 covering the fair market value calculated using the Black-Scholes model for a consultant, to be amortized to expense over the one-year vesting period.

         Interest and Other Income. Interest and other income was $52,000 during the first quarter of 2001, a decrease of $82,000 as compared to $134,000 during the same period of 2000. Our cash and marketable debt securities balance was $4.028 million as of March 31, 2001, $1.318 million less than the balance of $5.346 million as of March 31, 2000. As a result of no outstanding officer loans and lower average cash and marketable debt securities balances during the first quarter of 2001 as compared to the same period of 2000, we earned $47,000 of interest income during the first quarter of 2001, a decrease of $79,000 as compared to $126,000 for the same period of 2000. Also, during the first quarter of 2001, we recorded other income of $13,000 pertaining to amortizing an option premium resulting from granting RRPV an option to purchase gas from our properties in Poland.

         Interest Expense. Interest expense was $13,000 during the first quarter of 2001, as compared to $300 during the same period of 2000. During the first quarter of 2001, we recorded $13,000 of imputed interest expense relating to our arrangement with RRPV.

         Officer Loan Impairment. There was no officer loan impairment during the first quarter of 2001 as compared $5,000 for the same period of 2000. There were no outstanding notes receivable from officers during the first quarter of 2001. On December 28, 2000, two of our officers surrendered their collateral shares to us in return for the cancellation of the notes receivable from officers and we recorded the resulting acquisition of 233,340 shares of treasury stock at a cost of $773,000. During the first quarter of 2000, we recorded an officer loan impairment of $5,000 in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan."

Liquidity and Capital Resources

         General. Historically, we have relied primarily on proceeds from the sale of securities to fund our operating and investing activities. During March 2001, we signed a $5.0 million loan agreement with Rolls Royce Power Ventures, or RRPV, to partially fund our planned ongoing activities in Poland during 2001. As of the date of this report, we had received $2.5 million under the RRPV arrangement. During 2000 and 1999, we received net proceeds from the sale of securities of $9.272 million and $7.067 million, respectively. We also benefit from funds provided by industry partners.

         Working Capital (current assets less current liabilities). Our working capital was $556,000 as of March 31, 2001, a decrease of $60,000 as compared to $616,000 at December 31, 2000. As of March 31, 2001, our cash, cash equivalents and marketable debt securities totaled $4.028 million, $1.667 million more than the $2.361 million balance as of December 31, 2000, primarily due to funds received under our arrangement with RRPV. The $1.667 million increase in cash, cash equivalents and marketable debt securities was offset by a $1.706 million increase in accrued liabilities as of March 31, 2001, as compared to December 31, 2000, primarily due to costs relating to our ongoing activities on the Fences project area in Poland.

         Operating Activities. Net cash used in operating activities was $620,000 during the first quarter of 2001, a decrease of $388,000 as compared to $1.008 million for the same period of 2000. We used net cash of $1.625 million and $678,000 during the first quarter of 2001 and 2000, respectively, exclusive of changes in working capital items, in our operating activities. During the first quarter of 2001, funds provided by changes in working capital items was $1.005 million. During the first quarter of 2000, $330,000 was used to fund changes in working capital items.

         Investing Activities. Our investing activities provided net cash of $1.069 million during the first quarter of 2001, a decrease of $1.574 million, as compared to $2.643 million during the same period of 2000. During the first quarter of 2001, we incurred $16,000 of costs relating to our Polish properties, spent $85,000 on upgrading our producing properties in the United States, spent a net amount of $109,000 on upgrading our oilfield servicing equipment, spent $3,000 on office equipment and received $1.282 million from maturing marketable debt securities. During the first quarter of 2000, we spent $338,000 on our Polish properties, spent $44,000 to upgrade our domestic properties, spent $16,000 on office equipment, spent a net amount of $116,000 to upgrade our oilfield servicing equipment, spent $1.385 million on purchasing marketable debt securities and realized $4.542 million from maturing marketable debt securities.

         Financing Activities. Cash provided by financing activities was $2.5 million during the first quarter of 2001, as compared to no cash provided from or used in financing activities during the same period of 2000. During March 2001, we signed a $5.0 million loan agreement with RRPV. As of March 31, 2000, we had received $2.5 million under the arrangement with RRPV.

         In the past, our strategic partners have provided us with a substantial amount of the capital required for our share of costs under our exploration agreements with them. For instance, in 1997, Apache committed to cover our share of an exploration program (the "Apache Exploration Program") in Poland originally estimated to cost approximately $60.0 million gross (approximately $30.0 million net to us). As of March 31, 2001, Apache was committed to covering our share of costs for the following remaining items under terms of the Apache Exploration Program:

o our 42.5% share of costs to drill the Chojnice 108-6 exploratory well on the Pomeranian project area;
o $400,000 of costs (other than carried costs) relating to our joint activities in Poland in accordance with the Poland 2001 agreement;
o our 45.0% share of costs to flow test and, if warranted, complete the Wilga 2 for production; and
o Our 5% share of Apache Poland G&A relating to the Chojnice 108-6 exploratory well carry. Upon completing the drilling of the Chojnice 108-6, Apache will no longer be required to cover our share of Apache Poland G&A attributable to the Chojnice 108-6.

Capital Requirements

         General. As of March 31, 2001, we had approximately $4.029 million of cash and cash equivalents. We believe this amount, along with the $2.5 million of proceeds we have yet to receive under our $5.0 million loan agreement we signed during March 2001 with RRPV, the remaining Apache carried costs and positive cash flow generated from our E&P and oilfield services segments, will be sufficient to cover our minimum exploration and operating commitments during 2001. We have initiated discussions with commercial lenders and other gas purchasers for possible project funding related to our recent discoveries in Poland as well as possible other future discoveries. In order to fully fund or accelerate our current planned exploration and development activities, we will need additional capital. The timing, pace, scope and amount of our capital expenditures are largely dependent on the availability of capital.

         RRPV Financing. In March 2001, we signed a $5.0 million 9.5% loan agreement with RRPV. The loan is interest free for the first year. The proceeds are to be used for exploration and development of additional gas reserves in Poland. In consideration for the loan, we granted RRPV an option to purchase up to 17 Mmcf per day of gas we produce in Poland. If RRPV elects to buy gas we produce in Poland, the loan will be repayable over eight years. If RRPV elects not to buy our gas, the loan will be repayable in March 2003 unless converted to restricted common stock at $5.00 per share, the market value of FX Energy's common stock at the time the terms with RRPV were finalized, subject to adjustment in certain circumstances. As security for the loan, we have granted RRPV a lien on a portion of our gas reserves in Poland.

         Fences Project Area. We have agreed to spend $16.0 million of exploration costs on the Fences project area to earn a 49.0% interest. To date, we have paid approximately $6.7 million of this commitment, including $2.4 million to drill the Kleka 11, $2.2 million of drilling costs relating to the Mieszkow 1 and $2.1 million to commence two separate 3-D seismic data surveys. After we complete our $16.0 million commitment, POGC will begin bearing its 51.0% share of further costs. During the remainder of 2001, we expect to spend approximately $1.7 million to finish processing the Zaniemysl and Donatowo 3-D seismic grids, $1.2 million on the Mieszkow 1 (assuming it is commercial) and approximately $2.8 million each on one or more additional exploratory wells, as warranted and as funding permits. As of March 31, 2001, we had accrued $1.317 million of costs relating to the above items, including $1.024 million for the 3-D seismic grids and $293,000 for the Mieszkow 1.

         As of the date of this report, drilling on the Mieszkow 1 had been suspended, pending the reprocessing and interpretation of 3-D seismic data to evaluate the continuation of drilling operations.

         Apache Exploration Program. During the remainder of 2001, we expect that a substantial portion of our share of costs relating to the Apache Exploration Program will be covered by Apache as discussed above in "Liquidity and Capital Resources - Financing Activities." A discussion of our capital requirements for the remainder of 2001 on each project area in Poland for which we have joint activities with Apache follows:

         Pomeranian project area: During the second quarter of 2001, we and our partners plan to complete and test the Tuchola 108-2, which is expected to cost approximately $1.470 million ($625,000 net), commence an approximately $1.2 million gross ($515,000 net) 2-D seismic program covering approximately 280 kilometers to confirm Main Dolomite Reef leads on regional 2-D seismic data and plug and abandon the Chojnice 108-6, the tenth and final carried exploratory well under terms of the Apache Exploration Program. During the remainder of 2001, we and our partners may commence additional exploratory drilling on the Pomeranian project area at a cost of approximately $2.8 million gross to drill and complete each well, as warranted and as funding permits.

         Lublin project area: During the second quarter of 2001, Apache will cover our 45.0% share of costs for an extended flow test on the Wilga 2 well and, if warranted, completion of the well for production. The Wilga 2 extended flow test will assess the potential for commercial production in light of pipeline and facility expenditures that would be required.

         Warsaw West project area: We and Apache are currently evaluating whether to acquire an additional 520 kilometers of 2-D seismic data by November 2001, in order to fulfill the remaining work commitment required for the first three year exploration period on the Warsaw West project area usufruct.

         Carpathian project area: We and Apache are currently evaluating whether to acquire an additional 339 kilometers of 2-D seismic data and commence drilling an exploratory well by the end of 2001, in order to fulfill the remaining work commitments required for the first three year exploration period on the usufruct.

         Other. During the remainder of 2001, we expect to incur minimal exploration expenditures on our Baltic project area in Poland and on our operations in the United States. If we have the opportunity to participate in additional appraisal, development or exploration projects with POGC, it will be necessary to obtain additional capital.

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

         We face a number of risks in our business, including, but not limited to, the risk factors discussed in our annual report on Form 10-k for the year ended December 31, 2000 and other SEC filings.


        ITEM 3. QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Price Risk

         Realized pricing for our oil production in the United States is primarily driven by the prevailing worldwide price of oil, subject to gravity and other adjustments for the actual oil sold. Historically, oil prices have been volatile and unpredictable. Price volatility relating to our oil production in the United States is expected to continue in the foreseeable future.

         Our gas production in Poland is currently being sold to POGC under a five-year contract based on U.S. dollar pricing that may be terminated by us with a 90-day written notice. The limited volume and single source of our gas production means we cannot assure uninterruptible production or production in amounts that would be meaningful to industrial users, which may depress the price we may be able to obtain. There is currently no competitive market for the sale of gas in Poland. Accordingly, we expect that the prices we receive for the gas we produce will be lower than would be the case in a competitive setting and may be lower than prevailing western European prices, at least until a fully competitive market develops in Poland. Similarly, there is no established market relationship between gas prices in short-term and long-term sales agreements. The availability of abundant quantities of gas from former members of the Soviet Union and the low cost of electricity from coal-fired generating facilities may also tend to depress gas prices in Poland.

         We currently do not engage in any hedging activities or have any derivative financial instruments to protect ourselves against market risks associated with oil and gas price fluctuations, although we may elect to do so if we achieve a significant amount of production in Poland.

Foreign Currency Risk

         We have entered into various agreements in Poland, primarily in U.S. Dollars or the U.S. Dollar equivalent of the Polish Zloty. We conduct our day-to-day business on this basis as well. The Polish Zloty is subject to exchange rate fluctuations that are beyond our control. The exchange rate for the Polish Zloty per U.S. Dollar was 4.09 as of March 31, 2001 and 4.13 and 4.14 as of December 31, 2000, and 1999, respectively.

         We do not currently engage in hedging transactions to protect ourselves against foreign currency risks, nor do we intend to do so in the foreseeable future.

                                    PART II.
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         There are no exhibits included as part of this report.

(b)      Reports on form 8-K

         During the quarter ended March 31, 2001, FX Energy filed the following reports on Form 8-K:

                Date of Event Reported                    Item Reported
            ------------------------------------  ------------------------------
                    January 9, 2001                    Item 5. Other Events
                   February 14, 2001                   Item 5. Other Events
                     March 6, 2001                     Item 5. Other Events
                    March 12, 2001                     Item 5. Other Events
                    March 13, 2001                     Item 5. Other Events


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FX ENERGY, INC.
                                             (Registrant)


Date:  May 11, 2001                      By  /s/ David N. Pierce
                                             -----------------------------------
                                              President, Director , Chief
                                              Executive Officer



Date:  May 11, 2001                      By  /s/ Dennis L. Tatum
                                             -----------------------------------
                                              Vice-President, Treasurer and
                                              Chief Accounting Officer