Form 10-Q
period 2001-06-30
FX ENERGY INC
filed 2001-07-27
CIK 907649

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                 Yes [X] No [ ]


The number of shares of $0.001 par value common stock outstanding as of July 27, 2001, was 17,680,235.

                        FX ENERGY, INC. AND SUBSIDIARIES
           Form 10-Q for the Six Months Ended and as of June 30, 2001


                                TABLE OF CONTENTS

  Item                                                                    Page
---------                                                                -------
                             Part I. Financial Information

   1.    Consolidated Balance Sheets......................................   3
   1.    Consolidated Statements of Operations............................   5
   1.    Consolidated Statements of Cash Flows............................   6
   1.    Notes to Consolidated Financial Statements.......................   7
   2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................   10
   3.    Qualitative and Quantitative Disclosures About Market Risk.......   23

                              Part II. Other Information

   4.    Submission of Matters to a Vote of Security Holders..............   24
   6.    Exhibits and Reports on Form 8-K.................................   24
   --    Signatures.......................................................   25

                                    PART I.

                          ITEM 1. FINANCIAL STATEMENTS

                        FX ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                 June             December
                                                                               30, 2001           31, 2000
                                                                           ------------------ ------------------
ASSETS

Current assets:
  Cash and cash equivalents..............................................   $     5,460,500     $    1,079,038
  Investment in marketable debt securities...............................                --          1,281,993
  Accounts receivable:
    Accrued oil sales....................................................           398,616            250,954
    Interest receivable..................................................             9,663             31,935
    Joint interest owners and others.....................................           470,021            143,763
  Inventory..............................................................            86,714             87,920
  Other current assets...................................................            43,420             80,313
                                                                           ------------------ ------------------
    Total current assets.................................................         6,468,934          2,955,916
                                                                           ------------------ ------------------

Property and equipment, at cost:
  Oil and gas properties (successful efforts method):
    Proved...............................................................         4,682,160          4,318,056
    Unproved.............................................................         3,874,923          3,031,863
    Other property and equipment.........................................         3,534,036          3,333,791
                                                                           ------------------ ------------------
    Gross property and equipment.........................................        12,091,119         10,683,710
    Less: accumulated depreciation, depletion and amortization...........        (3,767,987)        (3,428,649)
                                                                           ------------------ ------------------
      Net property and equipment.........................................         8,323,132          7,255,061
                                                                           ------------------ ------------------

Other assets:
  Certificates of deposit ...............................................           356,500            356,500
  Other..................................................................             2,789              2,789
                                                                           ------------------ ------------------
    Total other assets...................................................           359,289            359,289
                                                                           ------------------ ------------------
Total assets.............................................................    $   15,151,355     $   10,570,266
                                                                           ================== ==================

                                 -- Continued --

         The accompanying notes are an integral part of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                 -- Continued --

                                                                                 June              December
                                                                               30, 2001            31, 2000
                                                                           ------------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................................................   $     1,455,676    $        598,926
  Accrued liabilities....................................................         3,922,755           1,740,604
                                                                           ------------------  -----------------
    Total current liabilities............................................         5,378,431           2,339,530

Long-term debt:
  Note payable (Note 3)..................................................         4,668,331                  --
                                                                           ------------------  -----------------
    Total liabilities....................................................        10,046,762           2,339,530
                                                                           ------------------  -----------------

Commitments (Note 7)

Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized; 17,680,235
  shares outstanding as of June 30, 2001 and December 31, 2000...........            17,914              17,914
  Treasury stock, at cost, 233,340 shares................................          (773,055)           (773,055)
  Notes receivable from stock option exercises...........................          (156,000)           (156,000)
  Deferred compensation from stock option modifications..................          (294,560)           (913,485)
  Additional paid-in capital.............................................        49,874,425          49,655,675
  Accumulated deficit....................................................       (43,564,131)        (39,600,313)
                                                                           ------------------  -----------------
    Total stockholders' equity...........................................         5,104,593           8,230,736
                                                                           ------------------  -----------------
Total liabilities and stockholders' equity...............................    $   15,151,355     $    10,570,266
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

                        FX ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            For the three months            For the six months
                                                               ended June 30,                  ended June 30,
                                                      --------------------------------- --------------------------------
                                                           2001             2000             2001            2000
                                                      ---------------- ---------------- --------------- ----------------
Revenues:
  Oil and gas sales.................................  $       640,693  $       613,147  $    1,237,760  $     1,209,777
  Oilfield services................................           722,402         312,193          765,940          385,931
                                                      ---------------- ---------------- --------------- ----------------
    Total revenues..................................        1,363,095         925,340        2,003,700        1,595,708
                                                      ---------------- ---------------- --------------- ----------------
Operating costs and expenses:
  Lease operating expenses..........................          322,492         251,977          622,758          536,969
  Production taxes..................................           10,298           9,601           15,726           16,547
  Geological and geophysical costs..................          754,267         680,483        1,955,747        1,164,892
  Exploratory dry hole costs........................               --         928,759            1,602          928,759
  Impairment of unproved oil and gas properties.....               --         674,158               --          674,158
  Oilfield servicing costs..........................          567,819         259,164          683,649          334,429
  Depreciation, depletion and amortization..........          200,704          94,279          339,338          181,347
  Amortization of deferred compensation (G&A).......          446,181              --          837,675               --
  Apache Poland general and administrative costs....          112,577              --          112,577               --
  General and administrative (G&A)..................          803,263         804,513        1,485,157        1,401,480
                                                      ---------------- ---------------- --------------- ----------------
    Total operating costs and expenses..............        3,217,601       3,702,934        6,054,229        5,238,581
                                                      ---------------- ---------------- --------------- ----------------
Operating loss......................................       (1,854,506)     (2,777,594)      (4,050,529)      (3,642,873)
                                                      ---------------- ---------------- --------------- ----------------
Other income (expense):
  Interest and other income.........................          137,823         115,655          190,207          249,600
  Interest expense..................................          (90,236)             --         (103,496)              --
  Impairment of notes receivable from officers......               --        (109,266)              --         (114,124)
                                                      ---------------- ---------------- --------------- ----------------
    Total other income..............................           47,587           6,389           86,711          135,476
                                                      ---------------- ---------------- --------------- ----------------

Net loss............................................  $    (1,806,919) $   (2,771,205)  $   (3,963,818) $    (3,507,397)
                                                      ================ ================ =============== ================
Basic and diluted net loss per common share.........  $         (0.10) $        (0.18)  $        (0.22) $         (0.23)
                                                      ================ ================ =============== ================
Basic and diluted weighted average number
  of shares outstanding.............................       17,680,235      15,142,866       17,680,235       14,995,935
                                                      ================ ================ =============== ================

         The accompanying notes are an integral part of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    For the six months
                                                                                      ended June 30,
                                                                           -------------------------------------
                                                                                 2001                2000
                                                                           ------------------  -----------------
Cash flows from operating activities:
  Net loss...............................................................    $   (3,963,818)    $    (3,507,397)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Exploratory dry hole costs.........................................             1,602             928,759
      Impairment of unproved oil and gas properties......................                --             674,158
      Depreciation, depletion and amortization...........................           339,338             181,347
      Amortization of deferred compensation (G&A)........................           837,675                  --
      Interest income on officer loans...................................                --             (70,373)
      Impairment of notes receivable from officers.......................                --             114,124
  Increase (decrease) from changes in working capital items:
    Accounts receivable..................................................          (451,648)           (154,259)
    Advances to oil and gas ventures.....................................                --            (587,534)
    Inventory............................................................             1,206              12,201
    Other current assets.................................................            36,893              92,877
    Accounts payable and accrued liabilities.............................         1,661,376             882,879
                                                                           ------------------  -----------------
      Net cash used in operating activities..............................        (1,537,376)         (1,433,218)
                                                                           ------------------  -----------------
Cash flows from investing activities:
  Additions to oil and gas properties....................................          (196,112)         (1,294,354)
  Additions to other property and equipment..............................          (167,043)           (289,959)
  Purchase of marketable debt securities.................................                --          (3,715,840)
  Proceeds from maturing marketable debt securities......................         1,281,993           5,742,000
                                                                           ------------------  -----------------
    Net cash provided by investing activities............................           918,838             441,847
                                                                           ------------------  -----------------
Cash flows from financing activities:
  Proceeds from loan and gas purchase option agreement...................         5,000,000                  --
  Proceeds from sale of common stock (net of offering costs).............                --           9,312,451
  Proceeds from the exercise of warrants.................................                --              33,944
                                                                           ------------------  -----------------
    Net cash provided by financing activities............................         5,000,000           9,346,395
                                                                           ------------------  -----------------

Increase in cash and cash equivalents....................................         4,381,462           8,355,024
Cash and cash equivalents at beginning of period.........................         1,079,038           1,619,237
                                                                           ------------------  -----------------
Cash and cash equivalents at end of period...............................   $     5,460,500     $     9,974,261
                                                                           ==================  =================

         The accompanying notes are an integral part of the consolidated financial statements

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


Note 1:  Basis of Presentation

         The interim financial statements are unaudited. In the opinion of the management of FX Energy, Inc. and Subsidiaries ("FX Energy" or the "Company"), the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the presented interim periods. The interim financial statements should be read in conjunction with FX Energy's quarterly report on Form 10-Q for the three months ended March 31, 2001, and the annual report on Form 10-K for the year ended December 31, 2000, including the financial statements and notes thereto.

         The interim financial statements include the accounts of FX Energy, Inc., its wholly-owned subsidiaries and its undivided interests in Poland. All significant inter-company accounts and transactions have been eliminated in consolidation. As of June 30, 2001, FX Energy owned 100% of the voting stock of all of its subsidiaries.

         Certain balances in the 2000 interim financial statements have been reclassified to conform to the current quarter presentation. These changes had no effect on total assets, total liabilities, stockholders' equity or net loss.

Note 2:  Income Taxes

         FX Energy recognized no income tax benefit from the losses generated in the first six months of 2001 and the first six months of 2000.

Note 3:  Financing with Rolls Royce Power Ventures

         On March 9, 2001, FX Energy signed a $5.0 million, 9.5% loan agreement and gas purchase option agreement with Rolls Royce Power Ventures ("RRPV"). The proceeds from the loan are to be used for exploration and development of additional gas reserves in Poland. In consideration for the loan, FX Energy granted RRPV an option to purchase up to 17 Mmcf of gas per day from FX Energy's properties in Poland, subject to availability. FX Energy's gas production will be delivered to a Polish Oil and Gas Company ("POGC") pipeline connection and RRPV will be responsible for transportation costs. RRPV will be required to take at least 80% of the gas it agrees to purchase. FX Energy may sell to others gas it produces in excess of the reserves required to supply the RRPV agreement. If RRPV elects to purchase gas from FX Energy, the loan will be repayable over eight years. If RRPV elects not to buy FX Energy's gas, the loan will be repayable in March 2003 unless converted to restricted common stock at $5.00 per share, the market value of FX Energy's common stock at the time the terms with RRPV were finalized. As collateral for the loan, FX Energy granted RRPV a lien on a portion of the Company's gas reserves in Poland.

         As of June 30, 2001, FX Energy had received $5.0 million from RRPV under this arrangement. The loan is interest free for the first year. For financial reporting purposes, FX Energy imputed interest expense for the first year at 9.5%, or $433,790, to be amortized ratably over the one-year interest free period and recorded an option premium of $433,790 pertaining to granting

RRPV an option to purchase gas from FX Energy's properties in Poland, to be amortized ratably to other income over the one-year option period.

Note 4:  Net Loss Per Share

         Basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net loss by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options, unexercised warrants and convertible preferred stock. Options and warrants to purchase 5,547,917 shares of common stock (including 1.0 million shares pertaining to the $5.0 million RRPV loan) at prices ranging from $1.50 to $10.25 per share with a weighted average price of $5.13 per share were outstanding at June 30, 2001. Options and warrants to purchase 4,146,167 shares of common stock at prices ranging from $1.50 to $10.25 per share with a weighted average price of $5.25 per share were outstanding at June 30, 2000. No options or warrants were included in the computation of diluted earnings per share for the periods ended June 30, 2001 and 2000, because the effect would have been antidilutive.

Note 5:  Business Segments

         FX Energy operates within two segments of the oil and gas industry: the exploration and production segment ("E&P") and the oilfield services segment. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes. Reportable business segment information for the three months ended June 30, 2001, the six months ended June 30, 2001, and as of June 30, 2001, follows:

                                                          Reportable Segments
                                                    --------------------------------       Non-
                                                                        Oilfield        Segmented
                                                         E&P            Services          Items           Total
                                                    ---------------  ---------------  --------------- ---------------
Three months ended June 30, 2001:
  Revenues (1).....................................   $   640,693     $   722,402     $           --    $  1,363,095
  Net profit or (loss) (2).........................      (677,244)         79,415         (1,209,090)     (1,806,919)

Six months ended June 30, 2001:
  Revenues (3).....................................     1,237,760         765,940                 --       2,003,700
  Net loss (4).....................................    (1,647,346)        (62,909)        (2,253,563)     (3,963,818)

As of June 30, 2001:
  Identifiable net property and equipment (5)......     7,114,559       1,096,332            112,241       8,323,132
---------------------------

(1) E&P revenues include $492,514 generated in the United States and $148,179 generated in Poland.
(2) Nonsegmented items include $7,233 of corporate depreciation, depletion and amortization, or DD&A, $446,181 of amortization of deferred compensation (G&A), $803,263 of general and administrative costs and $47,587 of other income and expense.
(3) E&P revenues include $1,027,114 generated in the United States and $210,646 generated in Poland.
(4) Nonsegmented items include $17,442 of corporate DD&A, $837,675 of amortization of deferred compensation (G&A), $1,485,157 of general and administrative costs and $86,711 of other income and expense.
(5) Nonsegmented items include $112,241 of corporate office equipment, hardware and software.

         Reportable business segment information for the three months ended June 30, 2000, the six months ended June 30, 2000, and as of June 30, 2000, follows:

                                                          Reportable Segments
                                                    --------------------------------       Non-
                                                                        Oilfield        Segmented
                                                         E&P            Services          Items           Total
                                                    ---------------  ---------------  --------------- ---------------
Three months ended June 30, 2000:
  Revenues (1).....................................   $   613,147     $   312,193     $           --   $     925,340
  Net loss (2).....................................    (1,949,913)         (3,801)          (817,491)     (2,771,205)

Six months ended June 30, 2000:
  Revenues (1).....................................     1,209,777         385,931                 --       1,595,708
  Net loss (3).....................................    (2,145,572)        (56,514)        (1,305,311)     (3,507,397)

As of June 30, 2000:
  Identifiable net property and equipment (4)......     3,834,464         676,576            137,587       4,648,627
------------------------

(1)      E&P revenues consist solely of revenues generated in the United States.
(2) Nonsegmented items include $19,367 of corporate DD&A, $804,513 of general and administrative costs, an officer loan impairment of $109,266 and $115,655 of other income.
(3) Nonsegmented items include $39,307 of corporate DD&A, $1,401,480 of general and administrative costs, an officer loan impairment of $114,124 and $249,600 of other income.
(4) Nonsegmented items include $137,587 of corporate office equipment, hardware and software.

Note 6:  Supplemental Noncash Activity Disclosure

         Noncash investing activities not reflected in the consolidated statements of cash flows include additions to oil and gas properties of $1,013,000 and $2,300,000 acquired with accounts payable and accrued liabilities as of June 30, 2001 and 2000, respectively, and additions to other property and equipment of $33,202 acquired with accounts payable as of June 30, 2001.

Note 7:  Fences Project Area

         On April 11, 2000, FX Energy signed an agreement with the Polish Oil and Gas Company ("POGC") under which FX Energy will earn a 49% working interest in approximately 300,000 gross acres in west central Poland (the "Fences project area") by spending $16.0 million for agreed drilling, seismic acquisition and other related activities. When cash expenditures made by FX Energy exceed $16.0 million, POGC will pay its 51.0% share of further costs.

         As of June 30, 2001, FX Energy had spent, computed on a cash basis, $6,689,000 on the Fences project area, including $2,419,000 on the Kleka 11 (currently producing), $2,167,000 on the Mieszkow 1 (drilling operations are currently suspended pending the reprocessing and interpretation of 3-D seismic in order to evaluate the continuation of drilling operations) and $2,103,000 on 3-D seismic in two separate surveys, all of which were paid during 2000. As of June 30, 2001, FX Energy had accrued $1.587 million of additional costs incurred relating to the above items, including $1.161 million for the 3-D seismic grids and $426,000 for the Mieszkow 1, all of which pertain to the $16.0 million commitment.

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

         o future plans and the financial and technical resources of strategic partners; and

         o  other factors that are not listed above.

         The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, which may not occur or which may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements within this report. The forward-looking statements included in this report are made only as of the date of this report.

Introduction

         We are an independent energy company engaged in the exploration, exploitation, development, acquisition and production of oil and gas from properties located in the Republic of Poland and the United States. In Poland, we produce gas and have exploration projects with Apache Corporation ("Apache") and POGC. In the United States, we produce oil from fields in Montana and Nevada and have an oilfield services company in northern Montana.

         We conduct substantially all of our production, exploration and development activities jointly with others. Accordingly, recorded amounts for our activities in Poland and the United States reflect only our proportionate interest in those activities.

         Our results of operations may vary significantly from period to period based on the factors discussed above and on other factors such as our exploratory and development drilling success. Therefore, the results of any one period may not be indicative of future results. We face a number of risks in our business, including, but not limited to, the risk factors discussed in our annual report on Form 10-K for the year ended December 31, 2000, and other SEC filings.

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

Results of Operations by Business Segment

         We operate within two segments of the oil and gas industry: the exploration and production segment, or E&P, and the oilfield services segment. Direct revenues and costs, including depreciation, depletion and amortization costs, or DD&A, and general and administrative costs, or G&A, directly associated with their respective segments are detailed within the following discussion. G&A, amortization of deferred compensation (G&A), interest income, other income, interest expense, officer loan impairment and other costs, which are not allocated to individual operating segments for management or segment reporting purposes, are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and the information regarding nonsegmented items follows:

     Comparison of the second quarter of 2001 to the second quarter of 2000

         Exploration and Production

         A summary of the percentage change in oil and gas revenues, average price, production volumes and lifting costs per volumes produced for the second quarter of 2001 and 2000, as compared to their respective prior year's period, is set forth in the following table:

                                                                          Quarter Ended June 30,
                                                        ------------------------------------------------------------
                                                                   2001                            2000
                                                        ----------------------------    ----------------------------
                                                             Oil           Gas               Oil           Gas
                                                        -------------- -------------    -------------- -------------
Revenues................................................    $ 493,000     $ 148,000        $ 613,000       $     --
  Percent change versus prior year's quarter............         -20%            --             +70%             --

Average price per (Bbl or Mcf)..........................    $   21.21     $    1.58 (1)    $   24.86       $     --
  Percent change versus prior year's quarter............         -15%            --             +75%             --

Production volumes (Bbls or Mcf)........................       23,219        93,878           24,668             --
  Percent change versus prior year's quarter............          -6%            --              -3%             --

Lifting costs per BBL or MCF produced (2)...............    $   13.24     $    0.16        $   10.21             --
  Percent change versus prior year's quarter............         +30%            --             +45%             --
--------------------

(1) The contract price prior to adjusting for Btu content was $2.02 per Mcf.
(2) Lifting costs are computed by dividing lease operating expenses by the related volumes produced.

         Oil Revenues. Oil revenues were $493,000 during the second quarter of 2001, a decrease of $120,000, as compared to $613,000 during the same period of 2000. During the second quarter of 2001, our oil revenues were negatively affected by lower prices and lower production rates attributable to the natural production declines of our producing properties, as compared to the same period of 2000. During the second quarter of 2000, our oil revenues were positively affected by higher prices and negatively affected by lower production rates attributable to the natural production declines of our producing properties, as compared to the same period of 1999.

         Gas Revenues. Gas revenues were $148,000 during the second quarter of 2001, as compared to no gas revenues during the same period of 2000. The Kleka 11, our first producing well in Poland, began producing in late February 2001. We are currently selling gas produced by the Kleka 11 to POGC under a five-year contract based on U.S. dollar pricing that may be terminated by us with a 90-day written notice.

         Lease Operating Costs. Our lease operating costs are composed of normal recurring lease operating expenses ("LOE") and production taxes. Lease operating costs were $333,000 during the second quarter of 2001, an increase of $71,000, as compared to $262,000 during the same period of 2000. A comparative discussion of each component of lease operating costs incurred during the second quarter of 2001 and 2000 follows:

         LOE costs were $323,000 during the second quarter of 2001, an increase of $71,000, as compared to $252,000 during the same period of 2000. LOE costs incurred during the second quarter of 2001 include approximately $15,000, or an estimated $0.16 per Mcf produced, associated solely with the Kleka 11 well that began producing in Poland during February 2001. There were no lease operating expenses in Poland during the same period of 2000. During the second quarter of 2001 in the United States, we incurred major repair costs to portions of our flowlines, injection lines and tank batteries on the Cut Bank Sand Unit, our principal producing property in northern Montana. During the second quarter of 2000 in the United States, we incurred substantially more workover, maintenance and repair costs, as compared to the same period of 1999, as we completed work that had been previously postponed due to depressed oil prices during 1999.

         Production taxes, which are solely attributable to our Unites States oil production, were $10,000 during the second quarter of 2001, the same amount incurred during the same period of 2000. During the second quarter of 2001 and 2000, production taxes averaged approximately 2.1% and 1.6% of oil revenues, respectively.

         Poland 2001 Agreement Credit. Under an amendment to the Apache Exploration Program effective January 1, 2001, referred to as the Poland 2001 Agreement, Apache agreed to issue us a credit that included $818,000 of our share of joint costs in Poland (other than carried costs) incurred after December 31, 2000, in return for the release of Apache's commitment to cover our share of costs to shoot 339 kilometers of 2-D seismic data in the Carpathian project area. As of March 31, 2001, $400,000 of the Poland 2001 Agreement Credit were outstanding. During the second quarter of 2001, we utilized the entire remaining Poland 2001 Agreement Credit as shown below:

 Geological &     Exploratory      Apache Poland    Tuchola 108-2
 Geophysical     Dry Hole Costs         G&A           Completion       Total
-------------- ----------------- ----------------- ---------------  -----------
  $53,000           $2,000           $181,000         $164,000        $400,000


         Exploration Costs. Our exploration costs consist of geological and geophysical costs ("G&G"), exploratory dry holes and nonproducing leasehold impairments. Exploration costs were $754,000 during the second quarter of 2001, a decrease of $1.529 million as compared to $2.283 million during the same period of 2000. A comparative discussion of each component of exploration costs incurred during the second quarter of 2001 and 2000 follows:

         G&G costs were $754,000 during the second quarter of 2001, an increase of $74,000, as compared to $680,000 during the same period of 2000. During the second quarter of 2001, we spent approximately $137,000 on 3-D seismic pertaining to the Fences project area, approximately $486,000 in 2-D seismic relating to the Pomeranian project area and approximately $131,000 on other G&G related costs pertaining to our primary project areas in Poland. G&G costs incurred during the second quarter of 2001 also exclude $53,000 of costs pertaining to the Pomeranian project area that were applied against the Poland 2001 Agreement Credit. During the second quarter of 2000, we incurred approximately $561,000 of 2-D seismic acquisition and other G&G related costs on our primary project areas in Poland. G&G costs will continue to fluctuate from period to period, based on our level of exploratory activity in Poland and the respective cost participation percentage of our industry partners.

         There were no exploratory dry hole costs during the second quarter of 2001, as compared to $929,000 during the same period of 2000. During the second quarter of 2001, under terms of the Apache Exploration Program, Apache covered our share of costs to drill the Chojnice 108-6 (42.5% net interest) and we applied $2,000 of costs pertaining to exploratory dry holes drilled during 2000 against the Poland 2001 Agreement Credit. During the second quarter of 2000, we incurred $929,000 of exploratory dry hole costs associated with the Wilga 3, an exploratory dry hole drilled on the Lublin project area in Poland. Under the terms of the Apache Exploration Program, Apache covered one half of our 45% share of costs to drill the Wilga 3.

         There were no nonproducing leasehold impairments during the second quarter of 2001, as compared to $674,000 during the same period of 2000. During the second quarter of 2000, we wrote off $674,000 of nonproducing leasehold costs relating to the Williston Basin in North Dakota, where we no longer have exploration plans. Nonproducing leasehold impairments will continue to vary from period to period based on our determination that capitalized costs of unproved properties, on a property-by-property basis, are considered not to be realizable.

         DD&A Expense - E&P. DD&A expense for producing properties was $119,000 during the second quarter of 2001, an increase of $101,000, as compared to $18,000 during the same period of 2000. DD&A expense incurred during the second quarter of 2001 includes approximately $104,000, or $1.10 per Mcf, associated solely with the Kleka 11 well that began producing in Poland during February 2001. The capital costs pertaining to the Kleka 11 that were included in the DD&A calculation for the second quarter of 2001 include our 49.0% share of costs and POGC's 51.0% share of costs, which we paid as part of our commitment to earn a 49% working interest in the Fences project area. There was no DD&A expense associated with Poland during same period of 2000. The DD&A rate per barrel for oil produced in the United States during the second quarter of 2001 was $0.63, a decrease of $0.10, as compared to $0.73 during the same period of 2000, primarily as a result of changes in oil reserve estimates as of December 31, 2001, as compared to December 31, 2000.

         Apache Poland G&A Costs. Apache Poland G&A costs consist of our share of direct overhead costs incurred by Apache in Poland in accordance with the terms of the Apache Exploration Program. Apache Poland G&A costs were $113,000 during the second quarter of 2001, as compared to no Apache Poland G&A costs during the same period of 2000. Prior to July 1, 2000, Apache covered all of our pro rata share of Apache Poland G&A costs. As of the date of this report, we are responsible for 50% of Apache Poland G&A costs, which is based on a budget that is subject to advance joint approval. Apache Poland G&A costs incurred during the second quarter of 2001 also exclude $181,000 of Apache Poland G&A costs that were applied against the Poland 2001 Agreement Credit.

         Oilfield Services

         Oilfield Services Revenues. Oilfield services revenues were $722,000 during the second quarter of 2001, an increase of $410,000, as compared to $312,000 during the same period of 2000. During the second quarter of 2001, we performed substantially more oilfield services, particularly contract drilling, as compared to the same period of 2000. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties and other factors.

         Oilfield Services Costs. Oilfield services costs were $568,000 during the second quarter of 2001, an increase of $309,000, as compared to $259,000 during the same period of 2000. During the second quarter of 2001, our oilfield services segment generated a gross profit before DD&A of approximately 21% on direct costs of $492,000 and indirect costs of $76,000. During the second quarter of 2000, our well and servicing equipment generated a gross profit of approximately 17% on direct costs of $219,000 and indirect costs of $40,000. In general, oilfield servicing costs are directly associated with oilfield services revenues. As such, oilfield servicing costs will continue to fluctuate year to year based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $75,000 during the second quarter of 2001, an increase of $18,000, as compared to $57,000 during the same period of 2000, primarily due to capital additions incurred after the second quarter of 2000 being depreciated during the second quarter of 2001.

         Nonsegmented Information

         DD&A Expense - Corporate. DD&A expense for corporate activities was $7,000 during the second quarter of 2001, a decrease of $12,000, as compared to $19,000 during the same period of 2000, primarily due to capital items being depreciated during the second quarter of 2000 subsequently becoming fully depreciated prior to or during the second quarter of 2001.

         Amortization of Deferred Compensation (G&A). Amortization of deferred compensation was $446,000 during the second quarter of 2001, as compared to no amortization of deferred compensation during the same period of 2000. On April 5, 2001, we extended the term of options to purchase 125,000 shares of the Company's common stock that were to expire during 2001 for a period of two years, with a one-year vesting period. On August 4, 2000, we extended the term of options and warrants to purchase 678,000 shares of our common stock that were to expire during 2000 for a period of two years, with a one-year vesting period. As a result of the above option extensions, we incurred deferred compensation cost of $1.785 million, including $1.407 million covering the intrinsic value applicable to 803,000 options held by officers and employees and $378,000 covering the fair market value calculated using the Black-Scholes model for a consultant, to be amortized to expense over their respective one-year vesting periods.

         G&A Costs. G&A costs were $803,000 during the second quarter of 2001, relatively unchanged, as compared to $805,000 for the same period of 2000. Subject to available funding, G&A costs are expected to continue at current or higher levels in future periods as we expand our presence in Poland.

         Interest and Other Income. Interest and other income was $138,000 during the second quarter of 2001, an increase of $22,000 as compared to $116,000 during the same period of 2000. Our cash, cash equivalents and marketable debt securities balance was $5.461 million as of June 30, 2001, $7.736 million less than the balance of $13.197 million as of June 30, 2000. As a result of no outstanding officer loans and lower average cash and marketable debt securities balances during the second quarter of 2001, as compared to the same period of 2000, we earned $53,000 of interest income during the second quarter of 2001, a decrease of $62,000, as compared to $115,000 for the same period of 2000. Also, during the second quarter of 2001, we recorded other income of $89,000 pertaining to amortizing an option premium resulting from granting RRPV an option to purchase gas from our properties in Poland.

         Interest Expense. Interest expense was $90,000 during the second quarter of 2001, as compared to no interest expense during the same period of 2000. During the second quarter of 2001, we recorded $89,000 of imputed interest expense relating to our financing arrangement with RRPV.

         Officer Loan Impairment. There was no officer loan impairment during the second quarter of 2001, as compared to $109,000 during the second quarter of 2000. There were no outstanding notes receivable from officers during the second quarter of 2001. On December 28, 2000, two of our officers surrendered their collateral shares to us in return for the cancellation of the notes receivable from officers and we recorded the resulting acquisition of 233,340 shares of treasury stock at a cost of $773,000. During the second quarter of 2000, we recorded an officer loan impairment of $109,000 in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan."

   Comparison of the first six months of 2001 to the first six months of 2000

         Exploration and Production

         A summary of the percentage change in oil and gas revenues, average price, production volumes and lifting costs per volumes produced for the first six months of 2001 and 2000, as compared to their respective prior year's period, is set forth in the following table:

                                                                         Six Months Ended June 30,
                                                        ------------------------------------------------------------
                                                                   2001                            2000
                                                        ----------------------------    ----------------------------
                                                             Oil           Gas               Oil           Gas
                                                        -------------- -------------    -------------- -------------
Revenues................................................   $1,027,000     $ 211,000       $1,210,000       $     --
  Percent change versus prior year's period.............         -15%            --            +103%             --

Average price per (Bbl or Mcf)..........................   $    22.03     $    1.58 (1)   $    24.90       $     --
  Percent change versus prior year's period.............         -11%            --            +118%             --

Production volumes (Bbls or Mcf)........................       46,614       133,448           48,592             --
  Percent change versus prior year's period.............          -4%            --              -6%             --

Lifting costs per BBL or MCF produced (2)...............   $    12.90     $    0.16       $    11.05             --
  Percent change versus prior year's period.............         +17%            --             +38%             --
--------------------

(1) The contract price prior to adjusting for Btu content was $2.02 per Mcf.
(2) Lifting costs are computed by dividing lease operating expenses by the related volumes produced.

         Oil Revenues. Oil revenues were $1.027 million during the first six months of 2001, a decrease of $183,000 as compared to $1.210 million during the same period of 2000. During the first six months of 2001, our oil revenues were negatively affected by lower oil prices and lower production rates attributable to the natural production declines of our producing properties, as compared to the same period of 2000. During the first six months of 2000, our oil revenues were positively affected by higher prices and negatively affected by lower production rates attributable to the natural production declines of our producing properties, as compared to the same period of 1999.

         Gas Revenues. Gas revenues were $211,000 during the first six months of 2001, as compared to no gas revenues during the same period of 2000. The Kleka 11, our first producing well in Poland, began producing in late February 2001. We are currently selling gas produced by the Kleka 11 to POGC under a five-year contract based on U.S. dollar pricing that may be terminated by us with a 90-day written notice.

         Lease Operating Costs. Lease operating costs were $638,000 during the first six months of 2001, an increase of $84,000, as compared to $554,000 during the same period of 2000. A comparative discussion of each component of lease operating costs incurred during the first six months of 2001 and 2000 follows:

         LOE costs were $623,000 during the first six months of 2001, an increase of $86,000, as compared to $537,000 during the same period of 2000. LOE costs incurred during the first six months of 2001 include approximately $21,000, or an estimated $0.16 per Mcf produced, associated solely with the Kleka 11 well that began producing in Poland during February 2001. There were no lease operating expenses in Poland during same period of 2000. During the first six months of 2001 in the United States, we incurred major repair costs to portions of our flowlines, injection lines and tank batteries on the Cut Bank Sand Unit. During the first six months of 2000 in the United States, we incurred substantially more workover, maintenance and repair costs, as compared to the same period of 1999, as we completed work that had previously been postponed due to depressed oil prices during 1999.

         Production taxes, which are solely attributable to our United States oil production, were $15,000 during the first six months of 2001, a decrease of $2,000, as compared to $17,000 during the same period of 2000. During the first six months of 2001 and 2000, production taxes averaged approximately 1.5% and 1.4% of oil revenues, respectively.

         Poland 2001 Agreement Credit. During the first six months of 2001, we utilized the entire remaining Poland 2001 Agreement Credit of $818,000 that was outstanding as of December 31, 2000, as shown below:

 Geological &    Exploratory     Apache Poland    Tuchola 108-2
 Geophysical    Dry Hole Costs        G&A           Completion       Total
-------------- ---------------- ---------------- ---------------  ----------
   $53,000         $25,000          $464,000         $276,000      $818,000

         Exploration Costs. Exploration costs were $1.957 million during the first six months of 2001, a decrease of $811,000, as compared to $2.768 million during the same period of 2000. A comparative discussion of each component of exploration costs incurred during the first six months of 2001 and 2000 follows:

         G&G costs were $1.955 million during the first six months of 2001, an increase of $790,000, as compared to $1.165 million during the same period of 2000. During the first six months of 2001, we spent $1.168 million on 3-D seismic pertaining to the Fences project area, $497,000 on 2-D seismic relating to the Pomeranian project area and $290,000 on other G&G related costs pertaining to our primary project areas in Poland. G&G costs incurred during the first six months of 2001 also exclude $53,000 of costs pertaining to the Pomeranian project area that were applied against the Poland 2001 Agreement Credit. During the first six months of 2000, we incurred approximately $958,000 of 2-D seismic acquisition and other G&G related costs on our primary project areas in Poland. G&G costs will continue to fluctuate from period to period, based on our level of exploratory activity in Poland and the respective cost participation percentage of our industry partners.

         Exploratory dry hole costs were $2,000 during the first six months of 2001, a decrease of $927,000, as compared to $929,000 during the same period of 2000. During the first six months of 2001, we incurred $2,000 of exploratory dry hole costs pertaining to the Andrychow 6, an exploratory well drilled during 1999. Also, during the first six months of 2001, under terms of the Apache Exploration Program, Apache covered our share of costs to drill the Annopol 254-1 (50% net interest) and the Chojnice 108-6 (42.5% net interest), both of which were determined to be exploratory dry holes. Also, during the first six months of 2001, we applied $25,000 of costs pertaining to exploratory dry holes drilled in a prior year against the Poland 2001 Agreement Credit. During the first six months of 2000, we incurred $929,000 of exploratory dry hole costs associated with the Wilga 3, an exploratory dry hole drilled on the Lublin project area in Poland. Under the terms of the Apache Exploration Program, Apache covered one half of our 45% share of costs to drill the Wilga 3.

         There were no nonproducing leasehold impairments during the first six months of 2001, as compared to $674,000 during the same period of 2000. During the first six months of 2000, we wrote off $674,000 of nonproducing leasehold costs relating to the Williston Basin in North Dakota, where we no longer have exploration plans. Nonproducing leasehold impairments will continue to vary from period to period based on our determination that capitalized costs of unproved properties, on a property-by-property basis, are considered not to be realizable.

         DD&A Expense - E&P. DD&A expense for producing properties was $177,000 for the first six months of 2001, an increase of $143,000, as compared to $34,000 during the same period of 2000. DD&A expense incurred during the first six months of 2001 includes approximately $147,000, or $1.10 per Mcf, associated solely with the Kleka 11 well that began producing in Poland during February 2001. The capital costs pertaining to the Kleka 11 that were included in the DD&A calculation for the first six months of 2001 include our 49.0% share of costs and POGC's 51.0% share of costs, which we paid as part of our commitment to earn a 49% working interest in the Fences project area. There was no DD&A expense associated with Poland during same period of 2000. The DD&A rate per barrel for oil produced in the United States during the first six months of 2001 was $0.63, a decrease of $.07, as compared to $0.70 during the same period of 2000, primarily as a result of changes in oil reserve estimates as of December 31, 2001, as compared to December 31, 2000.

         Apache Poland G&A Costs. Apache Poland G&A costs were $113,000 during the first six months of 2001, as compared to no Apache Poland G&A costs during the same period of 2000. Prior to July 1, 2000, Apache covered all of our pro rata share of Apache Poland G&A costs. As of the date of this report, we are responsible for 50% of Apache Poland G&A costs, which is based on a budget that is subject to advance joint approval. Apache Poland G&A costs incurred during the first six months of 2001 also exclude $464,000 of Apache Poland G&A costs that were applied against the Poland 2001 Agreement Credit.

         Oilfield Services

         Oilfield Services Revenues. Oilfield services revenues were $766,000 during the first six months of 2001, an increase of $380,000, as compared to $386,000 during the first six months of 2000. During the first six months of 2001, we performed substantially more oilfield services, particularly contract drilling, as compared to the same period of 2000. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties and other factors.

         Oilfield Services Costs. Oilfield services costs were $684,000 during the first six months of 2001, an increase of $350,000, as compared to $334,000 during the same period of 2000. During the first six months of 2001, our oilfield services segment generated a gross profit of approximately 11% on direct costs of $524,000 and indirect costs of $160,000. During the first six months of 2000, our well and servicing equipment generated a gross profit of approximately 13% on direct costs of $275,000 and indirect costs of $59,000. In general, oilfield servicing costs are directly associated with oilfield services revenues. As such, oilfield servicing costs will continue to fluctuate year to year based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $145,000 during the first six months of 2001, an increase of $37,000, as compared to $108,000 during the same period of 2000, primarily due to capital additions incurred after the first six months of 2000 being depreciated during the first six months of 2001.

         Nonsegmented Information

         DD&A Expense - Corporate. DD&A expense for corporate activities was $17,000 during the first six months of 2001, a decrease of $22,000, as compared to $39,000 during the same period of 2000, primarily due to capital items being depreciated during the first six months of 2000 subsequently becoming fully depreciated prior to or during the first six months of 2001.

         Amortization of Deferred Compensation (G&A). Amortization of deferred compensation was $838,000 during the first six months of 2001, as compared to no amortization of deferred compensation during the same period of 2000. On April 5, 2001, we extended the term of options to purchase 125,000 shares of the Company's common stock that were to expire during 2001 for a period of two years, with a one-year vesting period. On August 4, 2000, we extended the term of options and warrants to purchase 678,000 shares of our common stock that were to expire during 2000 for a period of two years, with a one-year vesting period. As a result of the above option extensions, we incurred deferred compensation cost of $1.785 million, including $1.407 million covering the intrinsic value applicable to 803,000 options held by officers and employees and $378,000 covering the fair market value calculated using the Black-Scholes model for a consultant, to be amortized to expense over their respective one-year vesting periods.

         G&A Costs. G&A costs were $1.485 million during the first six months of 2001, an increase of $84,000, as compared to $1.401 million for the same period of 2000. During the first six months of 2001, we incurred more legal, travel and other associated G&A costs as a result of our increased level of activities in Poland, as compared to the same period of 2000. Subject to available funding, G&A costs are expected to continue at current or higher levels in future periods as we expand our presence in Poland.

         Interest and Other Income. Interest and other income was $190,000 during the first six months of 2001, a decrease of $60,000, as compared to $250,000 during the same period of 2000. Our cash, cash equivalents and marketable debt securities balance was $5.461 million as of June 30, 2001, $7.736 million less than the balance of $13.197 million as of June 30, 2000. As a result of no outstanding officer loans and lower average cash and marketable debt securities balances during the first six months of 2001 as compared to the same period of 2000, we earned $100,000 of interest income during the first six months of 2001, a decrease of $141,000 as compared to $241,000 for the same period of 2000. Also, during the first six months of 2001, we recorded other income of $102,000 pertaining to amortizing an option premium resulting from granting RRPV an option to purchase gas from our properties in Poland.

         Interest Expense. Interest expense was $103,000 during the first six months of 2001, as compared to no interest expense during the same period of 2000. During the first six months of 2001, we recorded $102,000 of imputed interest expense relating to our financing arrangement with RRPV.

         Officer Loan Impairment. There was no officer loan impairment during the first six months of 2001, as compared to $114,000 during the first six months of 2000. There were no outstanding notes receivable from officers during the first six months of 2001. On December 28, 2000, two of our officers surrendered their collateral shares to us in return for the cancellation of the notes receivable from officers and we recorded the resulting acquisition of 233,340 shares of treasury stock at a cost of $773,000. During the first six months of 2000, we recorded an officer loan impairment of $114,000 in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan."

Financial Condition

         Liquidity and Cash Flows

         General. Historically, we have relied primarily on proceeds from debt funding and the sale of securities to fund our ongoing operating and investing activities. During the first six months of 2001, we received $5.0 million under a loan and gas purchase option agreement with RRPV to partially fund our planned ongoing activities in Poland during 2001. During 2000 and 1999, we received net proceeds from the sale of securities of $9.272 million and $7.067 million, respectively. We also benefit from funds provided by strategic partners.

         Working Capital (current assets less current liabilities). Our working capital was $1.091 million as of June 30, 2001, an increase of $475,000 as compared to $616,000 at December 31, 2000. As of June 30, 2001, our cash, cash equivalents and marketable debt securities totaled $5.461 million, an increase of $3.1 million, as compared to $2.361 million as of December 31, 2000, primarily due to funds received under our $5.0 million loan agreement with RRPV. The working capital increase of $3.1 million pertaining to cash, cash equivalents and marketable debt securities was partially offset by a $3.0 million increase in current liabilities relating primarily to our ongoing activities in Poland.

         Cash Flows from Operating Activities. Net cash used in operating activities was $1.538 million during the first six months of 2001, an increase of $105,000, as compared to $1.433 million during the same period of 2000. We used net cash of $2.785 million and $1.679 million during the six months of 2001 and 2000, respectively, exclusive of changes in working capital items, on our operating activities. During the first six months of 2001 and 2000, funds provided for use in operating activities as a result of changes in working capital were $1.247 million and $246,000, respectively.

         Cash Flows from Investing Activities. Net cash provided by investing activities was $919,000 during the first six months of 2001, an increase of $477,000, as compared to $442,000 during the same period of 2000. During the first six months of 2001, we spent $33,000 on our nonproducing Polish properties (excluding $276,000 of costs to complete and test the Tuchola 108-2 that were applied against the Poland 2001 Agreement Credit), $163,000 to upgrade our domestic producing properties, $164,000 on upgrading our oilfield servicing equipment, $3,000 on corporate office equipment and received $1.282 million from maturing marketable debt securities. During the first six months of 2000, we spent $1.158 million on the Lublin project area (including $929,000 for exploratory dry hole costs), $119,000 to upgrade our domestic producing properties, $17,000 on nonproducing Polish leaseholds, $274,000 on upgrading our oilfield servicing equipment, $16,000 on corporate office equipment, purchased $3.716 million of marketable debt securities and realized $5.742 million from maturing marketable debt securities.

         Cash Flows from Financing Activities. Net cash provided by financing activities was $5.0 million during the first six months of 2001, a decrease of $4.346 million, as compared to $9.346 million during the same period of 2000. During the first six months of 2001, we received $5.0 million pertaining to our $5.0 million RRPV loan and purchase option agreement. During the first six months of 2000, we realized net proceeds after offering costs of $9.312 million from the private placement of 2,969,000 shares of our common stock and $34,000 from the exercise of warrants to purchase 20,572 shares of our common stock.

         In the past, our strategic partners have provided us with a substantial amount of the capital required for our share of costs under our exploration agreements with them. For instance, in 1997, Apache committed to cover our share of an exploration program (the "Apache Exploration Program") in Poland originally estimated to cost approximately $60.0 million gross (approximately $30.0 million net to us). During the first six months of 2001, Apache completed all of the following remaining commitments that were outstanding as of December 31, 2000, under terms of the Apache Exploration Program:

         o our share of costs to drill three exploratory wells: the Annopol 275-1 (50% interest), the Tuchola 108-2 (42.5% interest), and the Chojnice 108-6 (42.5% interest);

         o our share of Apache Poland G&A relating the outstanding exploratory drilling commitments as of December 31, 2000;

         o our 45.0% share of costs to flow test and complete the Wilga 2 for production; and

         o $818,000 of our net costs (other than carried costs) relating to our joint activities in Poland incurred after December 31, 2000, in accordance with the Poland 2001 agreement.

Capital Requirements

         General. As of June 30, 2001, we had approximately $5.461 million of cash and cash equivalents. We believe this amount, along with expected positive cash flow generated from our E&P and oilfield services segments, will be sufficient to cover our minimum exploration and operating commitments during the remainder of 2001. We have initiated discussions with potential strategic partners, commercial lenders and gas purchasers for additional funding related to our ongoing activities in Poland. In order to fully fund or accelerate our current planned exploration and development activities, we will need additional capital. The timing, pace, scope and amount of our capital expenditures are largely dependent on the availability of capital. Also, if we have the opportunity to participate in additional exploration, appraisal, development or producing property projects, it will be necessary to obtain additional capital.

         Fences Project Area. On April 11, 2000, we agreed to spend $16.0 million of exploration costs on the Fences project area located in southeast Poland that is owned and operated by POGC, in order to earn a 49.0% interest. After we complete our $16.0 million commitment, POGC will begin bearing its 51.0% share of further costs.

         As of the date of this report, we had paid cash expenditures of approximately $6.689 million pertaining to our $16.0 million commitment, including $2.419 million on the Kleka 11 (currently producing), $2.167 million on the Mieszkow 1 (drilling operations are currently suspended pending the reprocessing and interpretation of 3-D seismic in order to evaluate the continuation of drilling operations) and $2.103 million on 3-D seismic in two separate surveys, all of which were paid during 2000. As of June 30, 2001, we had accrued approximately $1.587 million of additional costs incurred relating to the above items, including $1.161 million for the 3-D seismic grids and $426,000 for the Mieszkow 1. During the remainder of 2001, we expect to spend approximately $2.9 million (inclusive of $1.587 million accrued for as of June 30, 2001), including $1.7 million to finish processing two separate 3-D seismic surveys and $1.2 million on the Mieszkow 1 (assuming it is commercial). In addition, during the last half of 2001, we may spend approximately $2.8 million each on one or more additional exploratory wells, as warranted and as funding permits.

         During the first six months of 2001, we began producing the Kleka 11 well and suspended drilling operations on the Mieszkow 1, pending the reprocessing and interpretation of 3-D seismic data in order to evaluate the continuation of drilling operations.

         Pomeranian Project Area. During the first six months of 2001, we and our partners completed and tested the Tuchola 108-2, at a cost of approximately

$1.559 million ($663,000 net) and completed data acquisition on an approximately $1.2 million gross ($515,000 net) 2-D seismic program covering approximately 280 kilometers to confirm Main Dolomite Reef leads on regional 2-D seismic data. During the remainder of 2001, we and our partners may commence additional exploratory drilling on the Pomeranian project area at a cost of approximately $2.8 million gross to drill and complete each well, as warranted and as funding permits.

         Lublin/Wilga Project Area. During the first six months of 2001, we and our partners completed and tested the Wilga 2. Under terms of the Apache Exploration Program, Apache covered our 45.0% share of costs to complete and test the Wilga 2. We and our partners are now assessing and evaluating the pipeline and facility expenditures that will be required to commence production from the Wilga 2.

         Other. In order to increase our focus more fully on our Fences and Pomeranian project areas, we have dropped or are in the process of dropping our exploration acreage pertaining to the Lublin project area (except for Block 255 which contains the Wilga 2 well), the Carpathian project area and Warsaw West project area. We have no capitalized nonproducing leasehold costs associated with the aforementioned items, as Apache carried our share of costs under terms of the Apache Exploration Program. During the remainder of 2001, we expect to incur minimal exploration expenditures on our Baltic project area in Poland and on our operations in the United States.

         We may change the allocation of capital among the categories of anticipated expenditures depending upon future events that we cannot predict. For example, we may change the allocation of our expenditures based on the actual results and costs of future exploration, appraisal, development, production, property acquisition and other activities. In addition, we may have to change our anticipated expenditures if costs of placing any particular discovery into production are higher, if the field is smaller or if the commencement of production takes longer than expected. We may obtain funds for future capital investments from the sale of additional securities, project financing, sale of partial property interests, or strategic alliances with other energy or financial partners or other arrangements, all of which may dilute the interest of our existing stockholders or our interest in the specific project financed.

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

Foreign Currency Risk

         We have entered into various agreements in Poland, primarily in U.S. Dollars or the U.S. Dollar equivalent of the Polish Zloty. We conduct our day-to-day business on this basis as well. The Polish Zloty is subject to exchange rate fluctuations that are beyond our control. The exchange rate for the Polish Zloty per U.S. Dollar was 4.01 as of June 30, 2001 and 4.13 and 4.14 as of December 31, 2000, and 1999, respectively.

         We do not currently engage in hedging transactions to protect ourselves against foreign currency risks, nor do we intend to do so in the foreseeable future.

                                    PART II.
                                OTHER INFORMATION

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 5, 2001, at the annual  meeting of the Company's  stockholders,
the  stockholders   approved  the  following   matters  submitted  to  them  for
consideration:

         (a) elected Thomas B. Lovejoy, Scott J. Duncan and Dennis B. Goldstein as directors of the Company by a plurality as shown below:

                      Director               For       Against      Abstain
                  --------------------- ------------ ------------ -----------
                  Thomas B. Lovejoy      14,866,821     123,000      240,334
                  Scott J. Duncan        14,866,421     123,400      240,334
                  Dennis B. Goldstein    14,983,679       6,142      240,334

         (b)      approved the 2000 Stock Option and Award Plan as shown below:

                         For             Against           Abstain
                  ------------------ ----------------  ----------------
                     14,227,920          928,025           74,210


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: There are no exhibits included as part of this report.

         (b) Reports on form 8-K: During the quarter ended June 30, 2001, we filed the following reports on Form 8-K:

                      Date of Event Reported             Item(s) Reported
                  -------------------------------  --------------------------
                           April 2, 2001               Item 5. Other Events
                            May 8, 2001                Item 5. Other Events
                           May 10, 2001                Item 5. Other Events

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

                                            FX ENERGY, INC.
                                            ---------------
                                            (Registrant)


Date: July 27, 2001                         By  /s/ David N. Pierce
                                                -------------------
                                                President, Director, and Chief
                                                Executive Officer

Date: July 27, 2001                         By  /s/ Dennis L. Tatum
                                                -------------------
                                                Vice-President, Treasurer, and
                                                Chief Accounting Officer