Form 10-Q
period 2001-09-30
FX ENERGY INC
filed 2001-10-26
CIK 907649

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
           OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                 Yes [X] No [ ]

The number of shares of $0.001 par value common stock outstanding as of October 26, 2001, was 17,680,235.

                        FX ENERGY, INC. AND SUBSIDIARIES
        Form 10-Q for the Nine Months Ended and as of September 30, 2001


                                TABLE OF CONTENTS



  Item                                                                    Page
  ----                                                                    ----
                          Part I. Financial Information

   1.    Consolidated Balance Sheets.....................................   3
   1.    Consolidated Statements of Operations...........................   5
   1.    Consolidated Statements of Cash Flows...........................   6
   1.    Notes to Consolidated Financial Statements......................   7
   2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................  10
   3.    Qualitative and Quantitative Disclosures About Market Risk......  23

                           Part II. Other Information

   6.    Exhibits and Reports on Form 8-K................................  24
   --    Signatures......................................................  24

                                     PART I.

                          ITEM 1. FINANCIAL STATEMENTS

                        FX ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                               September          December
                                                                               30, 2001           31, 2000
                                                                           ------------------ ------------------
ASSETS
Current assets:
  Cash and cash equivalents..............................................   $     3,958,246     $    1,079,038
  Investment in marketable debt securities...............................                --          1,281,993
  Accounts receivable:
    Accrued oil and gas sales............................................           447,484            250,954
    Interest receivable..................................................            13,427             31,935
    Joint interest owners and others.....................................           291,456            143,763
  Inventory..............................................................            88,159             87,920
  Other current assets...................................................           123,050             80,313
                                                                           ------------------ ------------------
    Total current assets.................................................         4,921,822          2,955,916
                                                                           ------------------ ------------------

Property and equipment, at cost:
  Oil and gas properties (successful efforts method):
    Proved...............................................................         4,760,339          4,318,056
    Unproved.............................................................         3,784,247          3,031,863
    Other property and equipment.........................................         3,569,281          3,333,791
                                                                           ------------------ ------------------

      Gross property and equipment.......................................        12,113,867         10,683,710
    Less: accumulated depreciation, depletion and amortization...........        (3,929,005)        (3,428,649)
                                                                           ------------------ ------------------
      Net property and equipment.........................................         8,184,862          7,255,061
                                                                           ------------------ ------------------

Other assets:
  Certificates of deposit ...............................................           356,500            356,500
  Other..................................................................             2,789              2,789
                                                                           ------------------ ------------------
    Total other assets...................................................           359,289            359,289
                                                                           ------------------ ------------------

Total assets.............................................................     $  13,465,973      $  10,570,266
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

                        FX ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                 -- Continued --


                                                                               September           December
                                                                               30, 2001            31, 2000
                                                                           ------------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................     $     420,822      $     598,926
  Accrued liabilities....................................................         4,162,667          1,740,604
                                                                           ------------------  ----------------
    Total current liabilities............................................         4,583,489          2,339,530

Long-term debt:
  Note payable...........................................................         4,787,624                 --
                                                                           ------------------  ----------------

    Total liabilities....................................................         9,371,113          2,339,530
                                                                           ------------------  ----------------

Commitments (Note 7)

Stockholders' equity:
  Common stock, $.001 par value, 100,000,000 shares authorized;
    17,680,235 shares outstanding as of September 30, 2001 and
    December 31, 2000....................................................            17,914             17,914
  Treasury stock, at cost, 233,340 shares................................          (773,055)          (773,055)
  Notes receivable from stock option exercises...........................          (156,000)          (156,000)
  Deferred compensation from stock option modifications..................          (109,375)          (913,485)
  Additional paid-in capital.............................................        49,874,425         49,655,675
  Accumulated deficit....................................................       (44,759,049)       (39,600,313)
                                                                           ------------------  ----------------
    Total stockholders' equity...........................................         4,094,860          8,230,736
                                                                           ------------------  ----------------

Total liabilities and stockholders' equity...............................     $  13,465,973      $  10,570,266
                                                                           ==================  ================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                         For the three months ended          For the nine months
                                                               September 30,                 ended September 30,
                                                      -------------------------------- --------------------------------
                                                           2001             2000            2001            2000
                                                      ---------------- --------------- --------------- ----------------
Revenues:
  Oil and gas sales.................................  $       553,919  $      664,261  $    1,791,679  $     1,874,038
  Oilfield services.................................          620,559         586,586       1,386,499          972,517
                                                      ---------------- --------------- --------------- ----------------
    Total revenues..................................        1,174,478       1,250,847       3,178,178        2,846,555
                                                      ---------------- --------------- --------------- ----------------

Operating costs and expenses:
  Lease operating expenses..........................          308,355         285,350         931,113          822,319
  Production taxes..................................            4,692          79,565          20,418           96,112
  Geological and geophysical costs..................          493,712       1,323,581       2,449,459        2,488,473
  Exploratory dry hole costs........................            1,595         969,461           3,197        1,898,220
  Impairment of unproved oil and gas properties.....           58,500              --          58,500          674,158
  Oilfield services costs...........................          408,042         440,039       1,091,691          774,468
  Depreciation, depletion and amortization..........          161,018          94,607         500,355          275,954
  Amortization of deferred compensation (G&A).......          185,186         260,995       1,022,860          260,995
  Apache Poland general and administrative costs....          276,131         558,057         388,708          558,057
  Other general and administrative costs (G&A)......          560,066         609,187       2,045,225        2,010,667
                                                      ---------------- --------------- --------------- ----------------
    Total operating costs and expenses..............        2,457,297       4,620,842       8,511,526        9,859,423
                                                      ---------------- --------------- --------------- ----------------

Operating loss......................................       (1,282,819)     (3,369,995)     (5,333,348)      (7,012,868)
                                                      ---------------- --------------- --------------- ----------------

Other income (expense):
  Interest and other income.........................          207,831         179,024         398,038          428,625
  Interest expense..................................         (119,930)             --        (223,426)              --
  Impairment of notes receivable from officers......               --        (597,035)             --         (711,160)
                                                      ---------------- --------------- --------------- ----------------
    Total other income (expense)....................           87,901        (418,011)        174,612         (282,535)
                                                      ---------------- --------------- --------------- ----------------

Net loss............................................  $    (1,194,918) $   (3,788,006) $   (5,158,736) $    (7,295,403)
                                                      ================ =============== =============== ================

Basic and diluted net loss per common share.........  $        (0.07)  $        (0.21) $        (0.29) $         (0.46)
                                                      ================ =============== =============== ================

Basic and diluted weighted average number
  of shares outstanding.............................       17,680,235      17,838,803      17,680,235       15,950,475
                                                      ================ =============== =============== ================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                   For the nine months
                                                                                   ended September 30,
                                                                           -------------------------------------
                                                                                 2001                2000
                                                                           ------------------  -----------------
Cash flows from operating activities:
  Net loss...............................................................    $   (5,158,736)    $    (7,295,403)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Gain on sale of property interest..................................           (28,864)                 --
      Exploratory dry hole costs.........................................             3,197           1,898,220
      Impairment of unproved oil and gas properties......................            58,500             674,158
      Depreciation, depletion and amortization...........................           500,355             275,954
      Amortization of deferred compensation (G&A)........................         1,022,860             260,995
      Interest income on officer loans...................................                --            (105,947)
      Impairment of notes receivable from officers.......................                --             711,160
  Increase (decrease) from changes in working capital items:
    Accounts receivable..................................................          (325,715)            (48,545)
    Advances to oil and gas ventures.....................................                --          (1,593,614)
    Inventory............................................................              (239)            (21,323)
    Other current assets.................................................           (42,737)            (60,355)
    Accounts payable and accrued liabilities.............................         1,405,929             204,898
                                                                           ------------------  -----------------
      Net cash used in operating activities..............................        (2,565,450)         (5,099,802)
                                                                           ------------------  -----------------

Cash flows from investing activities:
  Additions to oil and gas properties....................................          (665,945)         (5,175,555)
  Additions to other property and equipment..............................          (215,430)           (671,611)
  Proceeds from sale of property interest................................            44,040                  --
  Purchase of marketable debt securities.................................                --          (5,113,103)
  Proceeds from maturing marketable debt securities......................         1,281,993           6,335,000
                                                                           ------------------  -----------------
    Net cash provided by (used in) investing activities..................           444,658          (4,625,269)
                                                                           ------------------  -----------------

Cash flows from financing activities:
  Proceeds from loan and gas purchase option agreement...................         5,000,000                  --
  Proceeds from sale of common stock (net of offering costs).............                --           9,272,453
  Proceeds from the exercise of warrants.................................                --              65,444
                                                                           ------------------  -----------------
    Net cash provided by financing activities............................         5,000,000           9,337,897
                                                                           ------------------  -----------------

Increase (decrease) in cash and cash equivalents.........................         2,879,208            (387,174)
Cash and cash equivalents at beginning of period.........................         1,079,038           1,619,237
                                                                           ------------------  -----------------
Cash and cash equivalents at end of period...............................    $    3,958,246     $     1,232,063
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

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


Note 1:  Basis of Presentation

         The interim financial statements are unaudited. In the opinion of the management of FX Energy, Inc. and Subsidiaries ("FX Energy" or the "Company"), the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the presented interim periods. The interim financial statements should be read in conjunction with FX Energy's quarterly report on Form 10-Q for the six months ended June 30, 2001, the quarterly report on Form 10-Q for the three months ended March 31, 2001 and the annual report on Form 10-K for the year ended December 31, 2000, including the financial statements and notes thereto.

         The interim financial statements include the accounts of FX Energy, Inc., its wholly-owned subsidiaries and its undivided interests in Poland. All significant inter-company accounts and transactions have been eliminated in consolidation. As of September 30, 2001, FX Energy owned 100% of the voting stock of all of its subsidiaries.

         Certain balances in the 2000 interim financial statements have been reclassified to conform to the current period presentation. These changes had no effect on total assets, total liabilities, stockholders' equity or net loss.

Note 2:  Income Taxes

         FX Energy recognized no income tax benefit from the losses generated in the first nine months of 2001 and the first nine months of 2000.

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

         As of September 30, 2001, FX Energy had received $5.0 million from RRPV under this arrangement. The loan is interest free for the first year. For financial reporting purposes, FX Energy imputed interest expense for the first year at 9.5%, or $433,790, to be amortized ratably over the one-year interest free period and recorded an option premium of $433,790 pertaining to granting

RRPV an option to purchase gas from FX Energy's properties in Poland, to be amortized ratably to other income over the one-year option period.

Note 4:  Net Loss Per Share

         Basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net loss by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options, unexercised warrants and convertible debt. Options and warrants to purchase 5,390,667 shares of common stock (including 1.0 million shares pertaining to the $5.0 million RRPV loan agreement) at prices ranging from $1.50 to $10.25 per share with a weighted average price of $5.08 per share were outstanding at September 30, 2001. Options and warrants to purchase 4,135,667 shares of common stock at prices ranging from $1.50 to $10.25 per share with a weighted average price of $5.26 per share were outstanding at September 30, 2000. No options or warrants were included in the computation of diluted earnings per share for the periods ended September 30, 2001 and 2000, because the effect would have been antidilutive.

Note 5:  Business Segments

         FX Energy operates within two segments of the oil and gas industry: the exploration and production segment ("E&P") and the oilfield services segment. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes. Reportable business segment information for the three months ended September 30, 2001, the nine months ended September 30, 2001 and as of September 30, 2001, follows:

                                                          Reportable Segments
                                                    --------------------------------      Non-
                                                                        Oilfield        Segmented
                                                         E&P            Services          Items           Total
                                                    ---------------  ---------------  --------------- ---------------
Three months ended September 30, 2001:
  Revenues (1).....................................   $   553,919      $  620,559     $         --      $  1,174,478
  Net profit or (loss) (2).........................      (634,902)        133,393           (693,409)     (1,194,918)

Nine months ended September 30, 2001:
  Revenues (3).....................................     1,791,679       1,386,499                 --       3,178,178
  Net loss (4).....................................    (2,282,248)         70,484         (2,946,972)     (5,158,736)

As of September 30, 2001:
  Identifiable net property and equipment (5)......     7,027,362       1,050,113            107,387       8,184,862
-------------------------

(1) E&P revenues include $469,667 generated in the United States and $84,252 generated in Poland.
(2) Nonsegmented items include $7,194 of corporate depreciation, depletion and amortization, or DD&A, $185,186 of amortization of deferred compensation (G&A), $560,066 of general and administrative costs, $178,967 of interest and other income, and, $119,930 of interest expense.
(3) E&P revenues include $1,496,781 generated in the United States and $294,898 generated in Poland.
(4) Nonsegmented items include $24,635 of corporate DD&A, $1,022,860 of amortization of deferred compensation (G&A), $2,045,225 of general and administrative costs, $369,174 of interest and other income, and, $223,426 of other income and expense.
(5) Nonsegmented items include $107,387 of corporate office equipment, hardware and software.

         Reportable business segment information for the three months ended September 30, 2000, the nine months ended September 30, 2000 and as of September 30, 2000, follows:

                                                          Reportable Segments
                                                    --------------------------------       Non-
                                                                        Oilfield        Segmented
                                                         E&P            Services          Items           Total
                                                    ---------------  ---------------  --------------- ---------------
Three months ended September 30, 2000:
  Revenues (1).....................................   $   664,261     $   586,586     $           --    $  1,250,847
  Net loss (2).....................................    (2,571,180)         84,506         (1,301,332)     (3,788,006)

Nine months ended September 30, 2000:
  Revenues (1).....................................     1,874,038         972,517                 --       2,846,555
  Net loss (3).....................................    (4,716,752)         27,992         (2,606,643)     (7,295,403)

As of September 30, 2000:
  Identifiable net property and equipment (4)......     4,426,777         988,610            132,025       5,547,412
---------------------

(1)      E&P revenues consist solely of revenues generated in the United States.
(2) Nonsegmented items include $13,139 of corporate DD&A, $609,187 of general and administrative costs, $260,995 of amortization of deferred compensation (G&A), an officer loan impairment of $597,035 and $179,024 of other income.
(3) Nonsegmented items include $52,446 of corporate DD&A, $2,010,667 of general and administrative costs, $260,995 of amortization of deferred compensation (G&A), an officer loan impairment of $711,160 and $428,625 of other income.
(4) Nonsegmented items include $132,025 of corporate office equipment, hardware and software.

Note 6:  Supplemental Noncash Activity Disclosure

         For the nine months ended September 30, 2001, noncash investing activities not reflected in the consolidated statement of cash flows included additions to oil and gas properties of $604,000 and additions to other property and equipment of $20,060 that were acquired with accounts payable and accrued liabilities.

Note 7:  Fences Project Area

         On April 11, 2000, FX Energy signed an agreement with the Polish Oil and Gas Company ("POGC") under which FX Energy will earn a 49% working interest in approximately 300,000 gross acres in west central Poland (the "Fences project area") by spending $16.0 million for agreed upon drilling, seismic acquisition and other related activities. When cash expenditures made by FX Energy exceed $16.0 million, POGC will pay its 51.0% share of further costs.

         As of September 30, 2001, FX Energy had spent, computed on a cash basis, $6,689,000 on the Fences project area, including $2,419,000 on the Kleka 11 (currently producing), $2,167,000 on the Mieszkow 1 (drilling operations are currently suspended pending the reprocessing and interpretation of 3-D seismic in order to evaluate the continuation of drilling operations) and $2,103,000 on 3-D seismic in two separate surveys, all of which was paid during 2000. As of September 30, 2001, FX Energy had accrued $1,890,000 of additional costs incurred relating to the above items, including $404,000 for the Mieszkow 1 and $1,486,000 for the two 3-D seismic surveys, all of which apply to the $16.0 million commitment.

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

Introduction

         We are an independent energy company primarily engaged in the exploration, exploitation, development, acquisition and production of oil and gas from properties located in the Republic of Poland and the United States. In Poland, we produce gas and have exploration projects with Apache Corporation ("Apache") and POGC. In the United States, we produce oil from fields in Montana and Nevada and have an oilfield services company in northern Montana that performs contract drilling and well servicing operations.

         We conduct substantially all of our production, exploration and development activities jointly with others. Accordingly, recorded amounts for our activities in Poland and the United States reflect only our proportionate interest in those activities.

         Our results of operations may vary significantly from period to period based on the prevailing price of oil and gas, the success of our ongoing exploration and development programs and other factors. Therefore, the results of any one period may not be indicative of future results. We face a number of risks in our business, including, but not limited to, the risk factors discussed in our annual report on Form 10-K for the year ended December 31, 2000, and other SEC filings.

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

Results of Operations by Business Segment

         We operate within two segments of the oil and gas industry: the exploration and production segment, or E&P, and the oilfield services segment. Direct revenues and costs, including depreciation, depletion and amortization costs, or DD&A, general and administrative costs, or G&A and other income directly associated with their respective segments are detailed within the following discussion. DD&A, G&A, amortization of deferred compensation (G&A), interest income, other income, interest expense, impairment of notes receivable from officers and other costs, which are not allocated to individual operating segments for management or segment reporting purposes, are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and the information regarding nonsegmented items follows:

         Comparison of the Third Quarter of 2001 to the Third Quarter of 2000

         Exploration and Production

         A summary of the percentage change in oil and gas revenues, average price, production volumes and lifting costs per volumes produced for the third quarter of 2001 and 2000, as compared to their respective prior year's period, is set forth in the following table:

                                                                        Quarter Ended September 30,
                                                        ------------------------------------------------------------
                                                                   2001                            2000
                                                        ----------------------------    ----------------------------
                                                             Oil           Gas               Oil           Gas
                                                        -------------- -------------    -------------- -------------
Revenues................................................    $ 470,000      $ 84,000        $ 664,000       $     --
  Percent change versus prior year's quarter............         -29%            --             +47%             --

Average price per (Bbl or Mcf)..........................    $   19.82      $   1.58 (1)    $   27.60       $     --
  Percent change versus prior year's quarter............         -28%            --             +53%             --

Production volumes, net of  royalty (Bbls or Mcf).......       23,694        53,377           24,069             --
  Percent change versus prior year's quarter............          -2%            --                              --
                                                                                                 -4%
Lifting costs per BBL or MCF produced (2)...............    $   12.57      $    0.16       $   11.86       $     --
  Percent change versus prior year's quarter............          +6%            --             +37%             --
--------------------

(1) The contract price prior to adjusting for Btu content was $2.02 per Mcf.
(2) Lifting costs are computed by dividing lease operating expense by the related net volumes produced before royalties.

         Oil Revenues. Our oil revenues are derived solely from our United States producing operations. Oil revenues were $470,000 during the third quarter of 2001, a decrease of $194,000, as compared to $664,000 during the same period of 2000. During the third quarter of 2001, our oil revenues were negatively affected by lower oil prices and lower production rates attributable to the natural production declines of our producing properties, as compared to the same period of 2000. During the third quarter of 2000, our oil revenues were positively affected by higher oil prices and negatively affected by lower production rates attributable to the natural production declines of our producing properties, as compared to the same period of 1999.

         Gas Revenues. Our gas revenues are derived solely from our Polish producing operations. Gas revenues were $84,000 during the third quarter of 2001, as compared to no gas revenues during the same period of 2000. The Kleka 11, our first producing well in Poland, began producing during the first quarter of 2001. During the third quarter of 2001, the Kleka 11 was shut in for approximately two weeks for testing purposes. We are currently selling gas produced by the Kleka 11 to POGC under a five-year contract based on U.S. dollar pricing that may be terminated by us with a 90-day written notice.

         Lease Operating Expense. Lease operating expense, or LOE, was $308,000 during the third quarter of 2001, an increase of $23,000, as compared to $285,000 during the same period of 2000. LOE costs incurred during the third quarter of 2001 include approximately $10,000, or an estimated $0.16 per MCF produced based on a 49.0% working interest, pertaining solely to the Kleka 11 well that began producing during the first quarter of 2001. There were no lease operating expenses associated with Poland during the third quarter of 2000. During the third quarter of 2001, LOE costs incurred in the United States were relatively flat, as compared to the same period of 2000, as we performed ongoing maintenance of a similar scope and nature in each of the aforementioned periods.

         Production Taxes. Production taxes, which are solely attributable to our United States oil production, were $5,000 during the third quarter of 2001, a decrease of $75,000, as compared to $80,000 during the same period of 2000. Production taxes in the state of Montana contain provisions whereby the production tax rate, computed on a quarterly basis, for stripper wells varies from 0.5% to as high as 12.8% in the event West Texas Intermediate crude oil, or WTI, exceeds $30.00 per barrel for an entire quarter. During the third quarter of 2001, the average price of WTI did not exceed $30.00 for the entire quarter. During the third quarter of 2000, the average price of WTI exceeded $30 per barrel for the entire quarter, resulting in substantially higher production taxes during the third quarter of 2000, as compared to the same period of 2001. During the third quarter of 2001 and 2000, production taxes averaged approximately 1.0% and 11.98% of oil revenues, respectively.

         Geological and Geophysical Costs. Geological and geophysical costs, or G&G, were $494,000 during the third quarter of 2001, a decrease of $830,000, as compared to $1.324 million during the same period of 2000. During the third quarter of 2001, we incurred approximately $325,000 on acquiring 3-D seismic data within the Fences project area in Poland and spent approximately $169,000 on other G&G related costs. During the third quarter of 2000, we spent approximately $1.050 million on acquiring 3-D seismic data within the Fences project area and approximately $274,000 on other G&G related costs. G&G costs will continue to fluctuate from period to period, based on our level of exploratory activity in Poland and the respective cost participation percentage of our industry partners.

         Exploratory Dry Hole Costs. Exploratory dry hole costs were $2,000 during the third quarter of 2001, a decrease of $967,000, as compared to $969,000 during the same period of 2000. During the third quarter of 2001, we incurred $2,000 of exploratory dry hole costs associated with the Wilga 3 and Wilga 4 wells, both of which were drilled during 2000. During the third quarter of 2000, our exploratory dry hole costs consisted of two exploratory dry holes drilled on the Lublin Basin project area in Poland; $131,000 for the Wilga 3 and $838,000 for the Wilga 4.

         Impairment of Unproved Oil and Gas Properties. Impairment of unproved oil and gas properties was $59,000 during the third quarter of 2001, as compared to no impairment of unproved oil and gas properties during the same period of 2000. During the third quarter of 2001, we wrote off $59,000 of costs pertaining to the Warsaw West project area in Poland, where we have no further exploration plans. Impairment of unproved oil and gas properties will continue to vary from period to period based on our determination that capitalized costs of unproved properties, on a property-by-property basis, are considered not to be realizable.

         DD&A Expense - E&P. DD&A expense for producing properties was $75,000 for the third quarter of 2001, an increase of $55,000, as compared to $20,000 during the same period of 2000. DD&A expense incurred during the third quarter of 2001 includes approximately $59,000, or $1.10 per Mcf produced, associated solely with the Kleka 11 well that began producing in Poland during the first quarter of 2001. The capital costs pertaining to the Kleka 11 that were included in the DD&A calculation for the third quarter of 2001 include our 49.0% share of costs and POGC's 51.0% share of costs, which we paid as part of our commitment to earn a 49.0% working interest in the Fences project area. There was no DD&A expense associated with Poland during the same period of 2000. The DD&A rate per barrel for oil produced in the United States during the third quarter of 2001 was $0.66, a decrease of $0.15, as compared to $0.81 during the same period of 2000, primarily as a result of changes in oil reserve estimates as of December 31, 2000, as compared to December 31, 1999.

         Apache Poland G&A Costs. Apache Poland G&A costs consist of our share of direct overhead costs incurred by Apache in Poland in accordance with the terms of the Apache Exploration Program. Apache Poland G&A costs were $276,000 during the third quarter of 2001, a decrease of $282,000 as compared to $558,000 during the same period of 2000. Apache Poland G&A was lower during the third quarter of 2001, as compared to the same period of 2000, primarily due to narrowing the focus of our ongoing exploratory efforts relating to the Apache Exploration Program to include only the Pomeranian and Wilga project areas coupled with discontinuing our exploratory activities on the Lublin, Warsaw West and Carpathian project areas. During the third quarter of 2001 and 2000, we were responsible for approximately 50% and 35%, respectively, of the gross amount of Apache Poland G&A costs incurred. Apache Poland G&A is based on a budget that is subject to advance joint approval.

         Other income - E&P. Other income for our E&P segment was $29,000 during the third quarter of 2001, as compared to no other income for the E&P segment during the same period of 2000. During the third quarter of 2001, we sold the working interest in our Ryckman Creek prospect located in Wyoming for $44,000, for which we had associated costs of $15,000.

         Oilfield Services

         Oilfield Services Revenues. Oilfield services revenues were $621,000 during the third quarter of 2001, an increase of $34,000, as compared to $587,000 during the same period of 2000. During the third quarter of 2001, we performed more oilfield services due to improved market conditions, particularly contract drilling, as compared to the same period of 2000. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield services equipment on our company-owned properties and other factors.

         Oilfield Services Costs. Oilfield services costs were $408,000 during the third quarter of 2001, a decrease of $32,000, as compared to $440,000 for the same period of 2000. During the third quarter of 2001, our oilfield services segment generated a gross profit before DD&A of approximately 34%, which was 9% higher as compared to 25% during the same quarter of 2000, primarily due to stronger market conditions and better cost control. In general, oilfield services costs are directly associated with oilfield services revenues. As such, oilfield services costs will continue to fluctuate period to period based on the number of wells drilled, revenues generated, weather, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield services equipment on our company-owned properties and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $79,000 during the third quarter of 2001, an increase of $17,000, as compared to $62,000 during the same period of 2000. The increase during the third quarter of 2001, as compared to the same period of 2000, was primarily due to capital additions incurred during and after the third quarter of 2000 being depreciated during the entire third quarter of 2001.

         Nonsegmented Information

         DD&A Expense - Corporate. DD&A expense for corporate activities was $7,000 during the third quarter of 2001, a decrease of $6,000, as compared to $13,000 during the same period of 2000. The decrease during the third quarter of 2001, as compared to the same period of 2000, was primarily due to office equipment, furniture and software being depreciated during the third quarter of 2000 subsequently becoming fully depreciated prior to or during the third quarter of 2001.

         Amortization of Deferred Compensation (G&A). Amortization of deferred compensation was $185,000 during the third quarter of 2001, a decrease of $76,000, as compared $261,000 during the same period of 2000. On April 5, 2001, we extended the term of options to purchase 125,000 shares of the Company's common stock that were to expire during 2001 for a period of two years, with a one-year vesting period. On August 4, 2000, we extended the term of options and warrants to purchase 678,000 shares of our common stock that were to expire during 2000 for a period of two years, with a one-year vesting period. In accordance with FIN 44 "Accounting for Certain Transactions involving Stock Compensation," we incurred noncash deferred compensation costs of $1.785 million, including $219,000 for the April 5, 2001 option extension and $1.566 million for the August 4, 2000 option extension, to be amortized over their respective one-year vesting period from the date of extension.

         Other G&A Costs. G&A costs were $560,000 during the third quarter of 2001, a decrease of $49,000, as compared to $609,000 for the same period of 2000. During the third quarter of 2001, we incurred less legal and travel costs relating to Poland, as compared to the same period of 2000. Subject to available funding, G&A costs are expected to continue at current or higher levels in future periods as we continue our presence in Poland.

         Interest and Other Income - Corporate. Interest and other income for corporate activities was $179,000 during the third quarter of 2001, unchanged as compared to the same period of 2000. Our cash, cash equivalents and marketable debt securities balance was $3.958 million as of September 30, 2001, $1.301 million less than the balance of $5.259 million as of September 30, 2000. As a result of no outstanding officer loans and lower average cash and marketable debt securities balances during the third quarter of 2001, as compared to the same period of 2000, we earned $56,000 of interest income during the third quarter of 2001, a decrease of $123,000, as compared to $179,000 for the same period of 2000. Also, during the third quarter of 2001, we recorded other income of $119,000 pertaining to amortizing an option premium resulting from granting RRPV an option to purchase gas from our properties in Poland and received $4,000 of other miscellaneous income.

         Interest Expense. Interest expense was $119,000 during the third quarter of 2001, as compared to no interest expense during the same period of 2000. During the third quarter of 2001, we recorded $119,000 of imputed interest expense relating to our financing arrangement with RRPV.

         Impairment of Notes Receivable from Officers. There was no impairment of notes receivable from officers during the third quarter of 2001, as compared to $597,000 during the third quarter of 2000. There were no outstanding notes receivable from officers during third quarter of 2001. On December 28, 2000, two of our officers surrendered their collateral shares to us in return for the cancellation of the notes receivable from officers and we recorded the resulting acquisition of 233,340 shares of treasury stock at a cost of $773,000. During the third quarter of 2000, we recorded an impairment of notes receivable from officers of $597,000, in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan."

         Comparison of the First Nine Months of 2001 to the First Nine Months of 2000

         Exploration and Production

         A summary of the percentage change in oil and gas revenues, average price, production volumes and lifting costs per volumes produced for the first nine months of 2001 and 2000, as compared to their respective prior year's period, is set forth in the following table:

                                                                      Nine Months Ended September 30,
                                                        ------------------------------------------------------------
                                                                   2001                            2000
                                                        ----------------------------    ----------------------------
                                                             Oil           Gas               Oil           Gas
                                                        -------------- -------------    -------------- -------------
Revenues................................................   $1,497,000     $ 295,000       $1,874,000       $     --
  Percent change versus prior year's period.............         -20%            --             +79%             --

Average price per (Bbl or Mcf)..........................   $    21.29     $    1.58 (1)   $    25.79       $     --
  Percent change versus prior year's period.............         -17%            --             +90%             --

Production volumes, net of royalty (Bbls or Mcf)........       70,308       186,825           72,662             --
  Percent change versus prior year's period.............          -3%            --              -6%             --

Lifting costs per BBL or MCF produced (2)...............   $    12.79     $    0.16       $    11.32       $     --
  Percent change versus prior year's period.............         +13%            --              +38%            --
--------------------

(1) The contract price prior to adjusting for Btu content was $2.02 per Mcf.
(2) Lifting costs are computed by dividing lease operating expense by the related net volumes produced before royalty.

         Oil Revenues. Oil revenues, which are solely attributable to our domestic producing properties, were $1.497 million during the first nine months of 2001, a decrease of $377,000 as compared to $1.874 million during the same period of 2000. During the first nine months of 2001 our oil revenues were negatively affected by lower oil prices and lower production rates attributable to the natural production declines of our producing properties, as compared to the same period of 2000. During the first nine months of 2000, our oil revenues were positively affected by higher oil prices and negatively affected lower by production rates attributable to the natural production declines of our producing properties, as compared to the same period of 1999.

         Gas Revenues. Gas revenues, which are solely attributable to our Polish producing operations, were $295,000 during the first nine months of 2001, as compared to no gas revenues during the same period of 2000. The Kleka 11, our first producing well in Poland, began producing during the first quarter of 2001. We are currently selling gas produced by the Kleka 11 to POGC under a five-year contract based on U.S. dollar pricing that may be terminated by us with a 90-day written notice.

         Lease Operating Expense. LOE was $931,000 during the first nine months of 2001, an increase of $109,000, as compared to $822,000 during the same period of 2000. LOE costs incurred during the third quarter of 2001 include approximately $32,000, or an estimated $0.16 per MCF produced based on a 49.0% working interest, pertaining solely to the Kleka 11 well that began producing during the first quarter of 2001. There were no lease operating expenses associated with Poland during the first nine months of 2000. During the first nine months of 2001 in the United States, we incurred major repair costs (primarily during the first half of 2001) to portions of our flowlines, injection lines and tank batteries on the Cut Bank Sand Unit. During the first nine months of 2000, we incurred more workover, maintenance and repair costs on the Cut Bank Sand Unit, as compared to the same period of 1999, as we completed work that had previously been postponed due to the depressed oil prices that occurred throughout 1999.

         Production Taxes. Production taxes, which are solely attributable to our United States oil production, were $20,000 during the first nine months of 2001, a decrease of $76,000, as compared to $96,000 during the same period of 2000. During the first nine months of 2001 and 2000, production taxes averaged approximately 1.3% and 5.1% of oil revenues, respectively. During the first nine months of 2001, production relating to our producing properties in Montana was taxed at a nominal stripper rate, as the average price of WTI was less than $30 per barrel for each entire quarter. During the first nine months of 2000, production relating to our producing properties in Montana was taxed at a substantially higher rate, due to the average price of WTI being in excess of $30 for the entire third quarter. As a result, our effective production tax rate was substantially lower during the first nine months of 2001, as compared to the same period of 2000.

         Poland 2001 Agreement Credit. Under an amendment to the Apache Exploration Program effective January 1, 2001, referred to as the Poland 2001 Agreement, Apache agreed to issue us a credit that included $818,000 of our share of joint costs in Poland (other than carried costs) incurred after December 31, 2000 in return for the release of Apache's commitment to cover our share of costs to shoot 339 kilometers of 2-D seismic data in the Carpathian project area. During the first half of 2001, we utilized the entire Poland 2001 Agreement Credit, as shown below:

                                                          Poland 2001 Agreement
                                                                  Credit
                                                          ---------------------
Geological and geophysical costs......................         $     53,000
Exploratory dry hole costs............................               25,000
Apache Poland general and administrative costs........              464,000
Tuchola 108-2 completion costs........................              276,000
                                                          -------------------
  Total...............................................         $    818,000
                                                           ==================

         Geological and Geophysical Costs. G&G costs were $2.449 million during the first nine months of 2001, a decrease of $39,000, as compared to $2.488 million during the same period of 2000. During the first nine months of 2001, we incurred approximately $1.493 million on acquiring 3-D seismic data within the Fences project area, spent approximately $506,000 on acquiring 2-D seismic data within the Pomeranian project area in Poland and spent approximately $450,000 on other G&G related costs. Also, G&G costs incurred during the first nine months of 2001 exclude $53,000 that was applied against the Poland 2001 Credit Agreement. During the first nine months of 2000, we spent $1.050 million on acquiring 3-D seismic data within the Fences project area, $1.078 million on acquiring and processing 2-D seismic data on areas covered by the Apache Exploration Program in Poland and $360,000 on other G&G related activities. G&G costs will continue to fluctuate from period to period, based on our level of exploratory activity in Poland and the respective cost participation percentage of our industry partners.

         Exploratory Dry Hole Costs. Exploratory dry hole costs were $3,000 during the first nine months of 2001, a decrease of $1.895 million, as compared to $1.898 million during the first nine months of 2000. During the first nine months of 2001, we incurred $3,000 of exploratory dry hole costs associated with the Wilga 3 and Wilga 4 wells, both of which were drilled during 2000. Also, exploratory dry hole costs incurred during the first nine months of 2001 exclude $25,000 of costs pertaining to drilling the Wilga 3 and Wilga 4 wells during 2000 that were applied against the Poland 2001 Credit Agreement. During the first nine months of 2000, our exploratory dry hole costs consisted of two exploratory dry holes drilled on the Lublin Basin project area in Poland; $1.060 million for the Wilga 3 and $838,000 for the Wilga 4.

         Impairment of Unproved Oil and Gas Properties. Impairment of unproved oil and gas properties was $59,000 during the first nine months of 2001, a decrease of $615,000, as compared to $674,000 during the same period of 2000. During the third quarter of 2001, we wrote off $59,000 of costs pertaining to the Warsaw West project area in Poland, where we have no further exploration plans. During the first nine months of 2000, we wrote off $674,000 of costs relating to the Williston Basin in North Dakota, where we have no further exploration plans. As of September 30, 2001, we had capitalized unproved property costs of $3.784 million, including $3.776 million in Poland and $8,000 in the United States. The Polish unproved property costs include $669,000 of nonproducing leasehold costs and $3.107 million of work in process pertaining to the Mieszkow 1, Tuchola 108-2 and Wilga 2. Drilling operations on the Mieszkow 1 are currently suspended pending the reprocessing and interpretation of 3-D seismic in order to evaluate the continuation of drilling operations and the Tuchola 108-2 and the Wilga 2 are each waiting on facilities and pipelines. Impairment of unproved oil and gas properties will continue to vary from period to period based on our determination that capitalized costs of unproved properties, on a property-by-property basis, are considered not to be realizable.

         DD&A Expense - E&P. DD&A expense for producing properties was $251,000 for the first nine months of 2001, an increase of $197,000, as compared to $54,000 during the same period of 2000. DD&A expense incurred during the first nine months of 2001 includes approximately $206,000, or $1.10 per Mcf produced, associated solely with the Kleka 11 well that began producing in Poland during the first quarter of 2001. The capital costs pertaining to the Kleka 11 that were included in the DD&A calculation for the first nine months of 2001 include our 49.0% share of costs and POGC's 51.0% share of costs, which we paid as part of our commitment to earn a 49.0% working interest in the Fences project area. There was no DD&A expense associated with Poland during the same period of 2000. The DD&A rate per barrel for oil produced in the United States during the first nine months of 2001 was $0.64, a decrease of $0.10, as compared to $0.74 during the same period of 2000, primarily as a result of changes in oil reserve estimates as of December 31, 2000, as compared to December 31, 1999.

         Apache Poland G&A Costs. Apache Poland G&A costs were $389,000 during the first nine months of 2001, a decrease of $169,000 as compared to $558,000 during the same period of 2000. Apache Poland G&A was lower during the first nine months of 2001, as compared to the same period of 2000, primarily due to narrowing the focus of our ongoing exploratory efforts relating to the Apache Exploration Program to include only the Pomeranian and Wilga project areas coupled with discontinuing our exploratory activities on the Lublin, Warsaw West and Carpathian project areas and applying $464,000 of Apache Poland G&A costs incurred during the first nine months of 2001 against the Poland 2001 Agreement. Prior to July 1, 2000, Apache covered all of our pro rata share of Apache Poland G&A costs. Effective July 1, 2000, we began paying approximately 35% of Apache Poland G&A costs, which was increased 5% (up to a maximum of 50%) as Apache completed drilling each of the remaining three carried exploration wells that were undrilled as of July 1, 2000. As of the date of this report, Apache has completed all of its exploratory drilling requirements and we are responsible for 50% of Apache Poland G&A. Apache Poland G&A is based on a budget that is subject to advance joint approval.

         Other income - E&P. Other income for our E&P segment was $29,000 during the first nine months of 2001, as compared to no other income for the E&P segment during the same period of 2000. During the first nine months of 2001, we sold the working interest in our Ryckman Creek prospect located in Wyoming for $44,000, for which we had associated costs of $15,000.

         Oilfield Services

         Oilfield Services Revenues. Oilfield services revenues were $1.386 million during the first nine months of 2001, an increase of $413,000, as compared to $973,000 during the same period of 2000. During the first nine months of 2001, we performed more oilfield services due to improved market conditions, particularly contract drilling, as compared to the same period of 2000. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield services equipment on our company-owned properties and other factors.

         Oilfield Services Costs. Oilfield services costs were $1.092 million during the first nine months of 2001, an increase of $318,000, as compared to $774,000 for the same period of 2000. During the first nine months of 2001, our oilfield services segment generated a gross profit before DD&A of approximately 21% on direct costs of $932,000 coupled with indirect/downtime costs of $160,000 that were incurred primarily during the first half of 2001. During the first nine months of 2000, our oilfield services segment generated a gross profit before DD&A of approximately 20% on direct costs of $715,000 coupled with indirect/downtime costs of $59,000 that were incurred primarily during the first half of 2000. In general, oilfield services costs are directly associated with oilfield services revenues. As such, oilfield services costs will continue to fluctuate period to period based on the number of wells drilled, revenues generated, weather, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield services equipment on our company-owned properties and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $224,000 during the first nine months of 2001, an increase of $54,000, as compared to $170,000 during the same period of 2000. The increase during the first nine months of 2001, as compared to the same period of 2000, was primarily due to capital additions incurred during and after the first nine months of 2000 being depreciated during the entire first nine months of 2001.

         Nonsegmented Information

         DD&A Expense - Corporate. DD&A expense for corporate activities was $25,000 during the first nine months of 2001, a decrease of $27,000, as compared to $52,000 during the same period of 2000. The decrease during the first nine months of 2001, as compared to the same period of 2000, was primarily due to office equipment, furniture and software being depreciated during the first nine months of 2000 subsequently becoming fully depreciated prior to or during the first nine months of 2001.

         Amortization of Deferred Compensation (G&A). Amortization of deferred compensation was $1.023 million during the first nine months of 2001, an increase of $762,000, as compared $261,000 during the same period of 2000. On April 5, 2001, we extended the term of options to purchase 125,000 shares of the Company's common stock that were to expire during 2001 for a period of two years, with a one-year vesting period. On August 4, 2000, we extended the term of options and warrants to purchase 678,000 shares of our common stock that were to expire during 2000 for a period of two years, with a one-year vesting period. In accordance with FIN 44 "Accounting for Certain Transactions involving Stock Compensation," we incurred noncash deferred compensation costs of $1.785 million, including $219,000 for the April 5, 2001 option extension and $1.566 million for the August 4, 2000 option extension, to be amortized over their respective one-year vesting period from the date of extension.

         Other G&A Costs. G&A costs were $2.045 million during the first nine months of 2001, an increase of $34,000, relatively flat as compared to $2.011 million for the same period of 2000. Subject to available funding, G&A costs are expected to continue at current or higher levels in future periods as we continue our presence in Poland.

         Interest and Other Income - Corporate. Interest and other income for corporate activities was $369,000 during the first nine months of 2001, a decrease of $60,000, as compared to $429,000 during the same period of 2000. Our cash, cash equivalents and marketable debt securities balance was $3.958 million as of September 30, 2001, $1.301 million less than the balance of $5.259 million as of September 30, 2000. As a result of no outstanding officer loans and lower average cash and marketable debt securities balances during the first nine months of 2001 as compared to the same period of 2000, we earned $156,000 of interest income during the first nine months of 2001, a decrease of $265,000, as compared to $421,000 for the same period of 2000. Also, during the first nine months of 2001, we recorded other income of $221,000 pertaining to amortizing an option premium resulting from granting RRPV an option to purchase gas from our properties in Poland and incurred miscellaneous charges of $8,000 that were charged to other income.

         Interest Expense. Interest expense was $223,000 during the first nine months of 2001, as compared to no interest expense during the same period of 2000. During the first nine months of 2001, we recorded $221,000 of imputed interest expense relating to our financing arrangement with RRPV and $2,000 pertaining to the short-term financing of oilfield services equipment.

         Impairment of Notes Receivable from Officers. There was no impairment of notes receivable from officers during the first nine months of 2001, as compared to $711,000 during the first nine months of 2000. There were no outstanding notes receivable from officers during the first nine months of 2001. On December 28, 2000, two of our officers surrendered their collateral shares to us in return for the cancellation of the notes receivable from officers and we recorded the resulting acquisition of 233,340 shares of treasury stock at a cost of $773,000. During the first nine months of 2000, we recorded an impairment of notes receivable from officers of $711,000, in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan."

Financial Condition

         Liquidity and Cash Flows

         General. Historically, we have relied primarily on proceeds from debt funding and the sale of securities to fund our ongoing operating and investing activities. During the first nine months of 2001, we received $5.0 million under a loan and gas purchase option agreement with RRPV to partially fund our planned ongoing activities in Poland. During 2000, we received net proceeds from the sale of securities of $9.272 million. We have also benefited from funds provided by strategic partners.

         Working Capital. Our working capital was $338,000 as of September 30, 2001, a decrease of $278,000, as compared to $616,000 at December 31, 2000. During the first nine months of 2001, we used net cash of $2.565 million in our operating activities, which was financed by $5.445 million of net cash provided by our investing and financing activities, as set forth in the following discussion:

         Operating Activities. Net cash used in operating activities was $2.565 million during the first nine months of 2001, a decrease of $2.535 million, as compared to $5.100 million for the same period of 2000. We used net cash of $3.602 million and $3.581 million during the nine months of 2001 and 2000, respectively, exclusive of changes in working capital items, on our operating activities. During the first nine months of 2001, funds provided by operating activities as a result of changes in working capital were $1.037 million. During the first nine months of 2000, funds used in operating activities as a result of changes in working capital were $1.519 million.

         Investing Activities. Net cash provided by investing activities was $445,000 during the first nine months of 2001, as compared to net cash used in investing activities of $4.625 million during the same period of 2000. During the first nine months of 2001, we spent $241,000 on upgrading domestic producing properties, spent $419,000 on Polish properties (excluding $276,000 of costs to complete the Tuchola 108-2 that were applied against the Poland 2001 Credit Agreement), spent $215,000 on oilfield services equipment, spent $6,000 on corporate office equipment, received $44,000 from the sale of a domestic property interest, and received $1.282 million from maturing marketable debt securities. During the first nine months of 2000, we spent $2.429 million to drill the Kleka 11 (currently producing), spent $1.898 million on the Wilga 3 and Wilga 4 wells (both were exploratory dry holes), $157,000 on upgrading our domestic producing properties, spent $691,000 on unproved properties, spent $646,000 on oilfield services equipment, spent $26,000 on miscellaneous assets, spent $5.113 million on acquiring marketable debt securities and received $6.335 million from maturing marketable debt securities.

         Financing Activities. Net cash provided by financing activities was $5.0 million during the first nine months of 2001, a decrease of $4.338 million, as compared to $9.338 million for the same period of 2000. During the first nine months of 2001, we received $5.0 million pertaining to our RRPV loan agreement and gas purchase option agreement. During the first nine months of 2000, we realized net proceeds after offering costs of $9.272 million from the sale of 2,969,000 shares of our common stock and $65,000 from the exercise of options and warrants to purchase 31,072 shares of our common stock.

         In the past, our strategic partners have provided us with a substantial amount of the capital required for our share of costs under our exploration agreements with them. For instance, in 1997, Apache committed to cover our share of an exploration program (the "Apache Exploration Program") in Poland originally estimated to cost approximately $60.0 million gross (approximately $30.0 million net). During the first nine months of 2001, Apache completed all of the following remaining commitments that were outstanding as of December 31, 2000 under terms of the Apache Exploration Program:

         o our share of costs to drill three exploratory wells: the Annopol 275-1 (50% interest), the Tuchola 108-2 (42.5% interest), and the Chojnice 108-6 (42.5% interest);

         o our share of Apache Poland G&A relating the outstanding exploratory drilling commitments as of December 31, 2000;

         o our 45.0% share of costs to flow test and complete the Wilga 2 well for production; and

         o $818,000 of our net costs (other than carried costs) relating to our joint activities in Poland incurred after December 31, 2000, in accordance with the Poland 2001 Agreement Credit.

Capital Requirements

         General. As of September 30, 2001, we had approximately $3.958 million of cash and cash equivalents. We believe this amount, along with expected positive cash flow generated from our E&P and oilfield services segments, will be sufficient to cover our minimum exploration and operating commitments during the remainder of 2001 and early 2002. We have initiated discussions with potential strategic partners, commercial lenders and gas purchasers for additional funding related to our ongoing activities in Poland. In order to fully fund or accelerate our current planned exploration and development activities, we will need additional capital. The timing, pace, scope and amount of our capital expenditures are largely dependent on the availability of capital. Also, if we have the opportunity to participate in additional exploration, appraisal, development or producing property projects, it will be necessary to obtain additional capital.

         Fences Project Area. On April 11, 2000, we agreed to spend $16.0 million of exploration costs on the Fences project area located in southeast Poland that is owned and operated by POGC, in order to earn a 49.0% interest. After we complete our $16.0 million commitment, POGC will begin bearing its 51.0% share of further costs.

         As of September 30, 2001, we had paid cash expenditures of approximately $6.689 million pertaining to our $16.0 million commitment, including $2.419 million on the Kleka 11 (currently producing), $2.167 million on the Mieszkow 1 (drilling operations are currently suspended pending the reprocessing and interpretation of 3-D seismic in order to evaluate the continuation of drilling operations) and $2.103 million on 3-D seismic in two separate surveys, all of which was paid during 2000. As of September 30, 2001, we had accrued approximately $1.890 million of additional costs incurred relating to the above items, including $404,000 for the Mieszkow 1 and $1.486 million for the 3-D seismic grids. During the remainder of 2001, we expect to spend approximately $2.9 million (inclusive of $1.890 million accrued as of September 30, 2001), including $1.7 million to finish processing two separate 3-D seismic surveys and $1.2 million on the Mieszkow 1 (assuming drilling resumes and it is commercial). During the remainder of 2001 or early 2002, we may commence drilling one or more additional exploratory wells at a gross cost of approximately $2.8 million each, as warranted and as funding permits.

         Pomeranian Project Area. During the first nine months of 2001, we and our partners completed and tested the Tuchola 108-2, at a cost of approximately $1.558 million gross ($662,000 net) and completed data acquisition on an approximately $1.120 million gross ($508,000 net) 2-D seismic program covering approximately 281 kilometers to confirm Main Dolomite Reef leads on regional 2-D seismic data. During the remainder of 2001 or early 2002, we may commence drilling one or more additional exploratory wells at a gross cost of approximately $2.8 million each, as warranted and as funding permits.

         Lublin/Wilga Project Area. During the first nine months of 2001, we and our partners completed and tested the Wilga 2. Under terms of the Apache Exploration Program, Apache covered our 45.0% share of costs to complete and test the Wilga 2. We and our partners are now assessing and evaluating the pipeline and facility expenditures that will be required to commence production from the Wilga 2.

         Other. In order to increase our focus more fully on our Fences and Pomeranian project areas, we have dropped or are in the process of dropping our exploration acreage pertaining to the Lublin project area (except for Block 255 which contains the Wilga 2), the Carpathian project area and Warsaw West project area. As of the date of this report, we have written off all of our capitalized unproved property costs associated with the aforementioned items, which consisted solely of $59,000 pertaining to the Warsaw West project area. Under terms of the Apache Exploration Program, Apache carried virtually all of our share of exploration costs incurred to date relating to the Lublin, Carpathian and Warsaw West project areas. During the remainder of 2001 and early 2002, we expect to incur minimal exploration expenditures on our Baltic project area in Poland and on our operations in the United States.

         We may obtain funds for future capital investments from strategic alliances with other energy or financial partners, the sale of additional securities, project financing, sale of partial property interests, or other arrangements, all of which may dilute the interest of our existing stockholders or our interest in the specific project financed. We may change the allocation of capital among the categories of anticipated expenditures depending upon future events that we cannot predict. For example, we may change the allocation of our expenditures based on the actual results and costs of future exploration, appraisal, development, production, property acquisition and other activities. In addition, we may have to change our anticipated expenditures if costs of placing any particular discovery into production are higher, if the field is smaller or if the commencement of production takes longer than expected.

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

         Our gas production in Poland is currently being sold to POGC under a five-year contract based on U.S. dollar pricing that may be terminated by us with a 90-day written notice. The limited volume and single source of our gas production means we cannot assure uninterruptible production or production in amounts that would be meaningful to industrial users, which may depress the price we are able to obtain. There is currently no competitive market for the sale of gas in Poland. Accordingly, we expect that the prices we receive for the gas we produce will be lower than would be the case in a competitive setting and may be lower than prevailing western European prices, at least until a fully competitive market develops in Poland. Similarly, there is no established market relationship between gas prices in short-term and long-term sales agreements. The availability of abundant quantities of gas from former members of the Soviet Union and the low cost of electricity from coal-fired generating facilities may also tend to depress gas prices in Poland.

         We currently do not engage in any hedging activities or have any derivative financial instruments to protect ourselves against market risks associated with oil and gas price fluctuations, although we may elect to do so in the future if we achieve a significant amount of production in Poland.

Foreign Currency Risk

         We have entered into various agreements in Poland, primarily in U.S. Dollars or the U.S. Dollar equivalent of the Polish Zloty. We conduct our day-to-day business on this basis as well. The Polish Zloty is subject to exchange rate fluctuations that are beyond our control. The exchange rate for the Polish Zloty per U.S. Dollar was 4.23 as of September 30, 2001 and 4.13 and
4.14 as of December 31, 2000, and 1999, respectively.

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

         (b)      Reports on Form 8-K: During the quarter ended
                  September 30, 2001, we filed the following reports on Form
                  8-K:

                     Date of Event Reported           Item(s) Reported
                  -----------------------------  -------------------------
                          July 27, 2001             Item 5. Other Events



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

                                             FX ENERGY, INC.
                                             ---------------
                                             (Registrant)


Date: October 26, 2001                       By  /s/ David N. Pierce
                                                 -------------------------------
                                                 President, Director, and Chief
                                                 Executive Officer


Date: October 26, 2001                       By  /s/ Dennis L. Tatum
                                                 -------------------------------
                                                 Vice-President, Treasurer, and
                                                 Chief Accounting Officer