Form 10-K
period 2001-12-31
FX ENERGY INC
filed 2002-04-15
CIK 907649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission File Number: 0-25386

                                 FX ENERGY, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Nevada                                        87-0504461
      -------------------------------                       ------------------
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)

3006 Highland Drive, Suite 206, Salt Lake City, Utah             84106
----------------------------------------------------           ---------
      (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:     Telephone (801) 486-5555
                                                         Telecopy (801) 486-5575


Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------
              None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Par Value $0.001
                         Preferred Stock Purchase Rights
                          ----------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X|]No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. As of March 29, 2002, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $50,466,608.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 29, 2002, FX Energy had outstanding 17,628,235 shares of its common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE. FX Energy's definitive Proxy Statement in connection with the 2002 Annual Meeting of Stockholders is incorporated by reference in response to Part III of this Annual Report.

--------------------------------------------------------------------------------
                                 FX ENERGY, INC.
              Form 10-K for the fiscal year ended December 31, 2001
--------------------------------------------------------------------------------


                                Table of Contents


   Item                                                                     Page
------------                                                                ----
                                     Part I
    --       Special Note on Forward-Looking Statements....................    1
 1. and 2.   Business and Properties.......................................    2
     3.      Legal Proceedings.............................................   25
     4.      Submission of Matters to a Vote of Security Holders...........   25

                                     Part II
     5.      Market for Common Equity and Related Stockholder Matters......   26
     6.      Selected Consolidated Financial Data..........................   27
     7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................   29
     7A.     Qualitative and Quantitative Disclosure about Market Risk.....   38
     8.      Financial Statements and Supplementary Data...................   39
     9.      Changes and Disagreements with Accountants on Accounting and
               Financial Disclosure........................................   39

                                    Part III
    10.      Directors and Officers of Registrant..........................   40
    11.      Executive Compensation........................................   40
    12.      Security Ownership of Certain Beneficial Owners and
               Management..................................................   40
    13.      Certain Relationships and Related Transactions................   40

                                     Part IV
    14.      Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.................................................   41

    --       Signature Page................................................   45
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

         Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

         o Our future ability to attract industry or financial partners to share the costs of exploration, exploitation, development and acquisition activities;

         o The cost of additional capital that we may require and possible related restrictions on our future operating or financing flexibility;

         o Future plans and the financial and technical resources of industry or financial partners;

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

                                     PART I

--------------------------------------------------------------------------------
                     ITEMS 1. AND 2. BUSINESS AND PROPERTIES
--------------------------------------------------------------------------------

INTRODUCTION

         We are an independent oil and gas company focused on exploration, development and production opportunities in the Republic of Poland. In the company of our partner, the Polish Oil and Gas Company, or POGC, we were the first western company to discover and produce gas in Poland. Our ongoing activities in Poland are conducted under a strategic alliance with POGC. This alliance allows us to utilize in-country operating and technical personnel, gain access to geological and geophysical data and obtain other necessary support in Poland. Also, in the United States, we produce oil in Montana and Nevada and have an oilfield services company in Montana.

         We are in the process of finalizing the formation of a joint stock company, Plotki Gaz SA, or Plotki, in which we will hold a 49% ownership interest and POGC will hold a 51% ownership interest. Plotki will be the first joint stock company owned by POGC and an American company formed to conduct oil and gas activities. We plan to utilize Plotki to conduct our joint operations in the Fences project area. In addition, we believe there may be opportunities through Plotki to expand the scope of our interest in Poland. The formation of Plotki is consistent with the Polish government's announced goal to eventually privatize POGC.

         In the Fences project area in western Poland, our current area of focus, we conduct exploration and production operations with POGC under an agreement signed in 2000, whereby we will earn a 49.0% interest in the exploration rights on approximately 300,000 acres (excluding already producing fields and wells) by spending $16.0 million for new exploration. We have paid $6.7 million in cash expenditures and have accrued $2.7 million of additional costs as of December 31, 2001, towards the $16.0 million commitment.

         The Fences project area lies at the southern edge of a Permian-age basin in a geological province that produces gas from two main horizons: the Zechstein Reef and the Rotliegendes. Before our Fences project area agreement started, POGC had already developed approximately 2 Tcfe of gas reserves in the aggregate from a number of producing fields in and near the Fences area. Existing geological and geophysical data suggest these horizons have potential for production in the central and southern portions of the Fences area. We have embarked on a project to reprocess the abundant seismic data that already exists covering the entire Fences area and that has not previously been processed with modern geophysical techniques. We will conclude this project in mid-2002 and we expect it to yield a number of "drill-ready" targets in the Rotliegendes and the lower Permian. We plan to solicit industry support for drilling after completion of our reprocessing project, if not earlier.

         During the balance of 2002, we expect to continue our exploratory activities in Poland by acquiring additional seismic data and drilling exploratory wells, as warranted and as funding permits. We also expect to advance our discussions with prospective industry partners with the potential of providing funding and with POGC concerning the possible expansion of our joint interests in Poland.

BUSINESS STRATEGY

         Our business strategy remains focused on Poland, where we compensate for our small size by leveraging the financial and technical resources of our larger industry partners in what have become strategic relationships. We seek the potential rewards of high potential exploration opportunities while endeavoring to minimize our exposure to the risks normally associated with exploration. The principal components of our business strategy follows.

         Focus on Poland

         We believe Poland is an attractive oil and gas exploration and production opportunity because of its known productive areas that today remain underexplored and underdeveloped, and its heavy dependence on oil and gas imports. Poland's industrial infrastructure and fiscal regime favorable to foreign investment reinforce the attractiveness of Poland.

         Apply Technical and Financial Leverage

         POGC has developed a 3-D seismic-based exploration model that has been refined since the mid-1990s in the Zechstein Reef trend in western Poland. We are applying modern geophysical techniques that were refined in the southern North Sea on Rotliegendes reservoirs to the Rotliegendes play in Poland. We believe the Fences project area has considerable potential for the successful application of both approaches at relatively low risk. Accordingly, we are seeking capital from industry partners, power development companies, banks and other sources to fund the majority of our ongoing exploration and/or development costs in the Fences project area.

         The Tuchola 108-2 discovery in the Main Dolomite Reef formation may give us a third such trend where we can develop or apply existing exploration models. It also represents the successful use of financial leverage in that Apache Corporation, or Apache, covered our share of costs for our first two exploratory wells under the Apache Exploration Program.

         Reduce our Exploration Risk Profile

         Historically, we have managed exploration risk by limiting capital exposure. We now hope to reduce the exploration risk by focusing on the use of tested exploration models in known producing trends. The Fences project area represents a relatively lower risk area because of its production history and because we are able to use exploration models developed by others for this area. The Main Dolomite Reef trend, if confirmed in the Pomeranian project area, should also have a lower risk profile because of its similarity to the more fully explored analog trend along the southern edge of Poland's Permian Basin.

STRATEGIC RELATIONSHIP WITH THE POLISH OIL AND GAS COMPANY

         POGC is a fully integrated oil and gas company owned by the Treasury of the Republic of Poland. Our strategic alliance with POGC provides us with access to important exploration data as well as technical and operational support. POGC is our partner in substantially all of our ongoing exploration activities in Poland, including the Fences project area where POGC is the operator, Block 108 of the Pomeranian project area where we are the operator, and the Wilga project area where Apache is the operator. In addition, we have made proposals to expand the scope of our projects with POGC, utilizing Plotki. We believe that our relationship with POGC will continue to provide additional opportunities in Poland.

ASSUMPTIONS

         References to us in this report include FX Energy, Inc., our subsidiaries and the entities or enterprises organized under Polish law in which we have an interest and through which we conduct our activities in that country. As discussed within this report, we have entered into arrangements with POGC and Apache through which each company has separate rights to participate in various activities and projects in Poland.

         All historical production and test data about Poland, excluding wells in which we have participated, have been derived from information furnished by either POGC or the Polish Ministry of Environmental Protection, Natural Resources and Forestry unless noted otherwise.

THE REPUBLIC OF POLAND

         The Republic of Poland is located in eastern Europe, has a population of approximately 39 million people and covers an area comparable in size to New Mexico. During 1989, Poland peacefully asserted its independence and became a parliamentary democracy. Since 1989, Poland has enacted comprehensive economic reform programs and stabilization measures that have enabled it to form a free-market economy and turn its economic ties from the east to the west, with most of its current international trade with the countries of the European Union and the United States. The Polish government credits foreign investment as a forceful growth factor in successfully creating a stable free-market economy. According to the Polish Foreign Investment Agency, or PAIZ, cumulative foreign direct investment flow into Poland is estimated to have aggregated approximately $49.4 billion from 1989 through 2000, including approximately $10.6 billion during 2000. During 2001, Poland's gross domestic product grew by an estimated 2.5%, coupled with an estimated inflation rate of 5.5% and an estimated unemployment rate of 16.5%.

         Since its transition to a market economy and a parliamentary democracy, Poland has experienced significant economic growth and political changes. Poland has developed and is refining legal, tax and regulatory systems characteristic of parliamentary democracies with interpretation and procedural safeguards to ensure the rule of law. The Polish government has generally taken steps to harmonize Polish legislation with that of the European Union in anticipation of Poland's entry into the European Union and to facilitate interaction with European Union members. Since 1995, the Polish corporate income tax rate has been reduced 2.0% per year to 28.0% for 2001 and 2002. Further reductions in the income tax rate of 2.0% per year may be enacted down to a rate of 22.0%. Additional tax relief may be available for certain qualifying capital investments that provide deductions during the initial years of operation under certain circumstances.

         Poland has created an attractive legal framework and fiscal regime for oil and gas exploration by actively encouraging investment by foreign companies to offset its lack of capital to further explore and develop its oil and gas resources. In July 1995, Poland's Council of Ministers approved a program to restructure and privatize the Polish petroleum sector. So far under this plan, a refinery located in Plock has been privatized as a publicly held company with its stock trading on the London and Warsaw stock exchanges. We expect that the gas distribution segments of POGC will be privatized next, followed by the exploration, production and oilfield services segment. Increased participation by Western companies using Western capital in the oil and gas sector is consistent with the approved privatization policy.

         Since the 1850s, when oil was first commercially produced in Poland, in excess of 122 MMBbls of oil and 2.6 Tcf of gas in the southeastern Carpathian region and 24 MMBbls of oil and 2.3 Tcf of gas in the western Polish Permian Basin trend have been produced to date. Prior to becoming a parliamentary democracy during 1989, the exploration and development of Poland's oil and gas resources were hindered by a combination of foreign influence, a centrally controlled economy, limited financial resources and a lack of modern exploration technology. As a result, Poland is currently a net energy importer. Oil is imported primarily from countries of the former Soviet Union and the Middle East and gas is imported primarily from Russia. In the early 1990s, the World Bank loaned Poland $250 million, drawn down over five years, to fund the purchase of new exploration and drilling equipment for Poland's oil and gas industry to help shift its domestic sources of energy consumed from coal to oil and natural gas. The following table highlights selected statistics obtained from the U.S. Department of Energy regarding the oil and gas industry in Poland:

                                                                                Oil                    Gas
                                                                       ---------------------------------------------
         Estimated proved reserves as of January 1, 2001..................114.9  MMBbls          5.1  Tcf
         Estimated average production per day during 2000................10,000  Bbls per day    0.5  Bcf per day
         Estimated average imports per day during 2000..................430,000  Bbls per day    0.8  Bcf per day
         Estimated average share of energy consumed during 2000...........24.1%  Total energy   10.5% Total energy

         During 1998, Poland joined NATO and set an objective of joining the European Union by 2003. In order to achieve member status in the European Union, Poland must raise its environmental standards. In Poland, coal is the dominant energy source, accounting for 65.4% of the country's annual energy consumption as recently as 2000. Increased consumption of natural gas, as an alternative to coal, is considered to be a key component in meeting the European Union's strict environmental guidelines for its members. The demand for gas in Poland is expected to increase in the future, primarily due to increased economic growth coupled with the conversion to gas from coal as an energy source for power plants.

         Poland has crude oil pipelines serving the major refineries and a network of gas pipelines serving major metropolitan, commercial, industrial and gas production areas, including significant portions of our acreage. Poland has a well-developed infrastructure of hard-surfaced roads and railways over which we believe oil produced could be transported for sale. There are refineries in Gdansk and Plock in Poland and one in Germany near the western Polish border that we believe could process any crude oil we may produce in Poland. All facilities and pipelines currently used to gather and transport oil and gas in Poland are owned and operated by POGC.

EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES IN POLAND

         Exploratory Activities in Poland

         We are actively seeking an industry partner to provide additional capital needed to continue our ongoing activities in Poland. Due to our limited financial resources, it is critical for us to obtain funding sufficient to provide at least $9.3 million in order to complete our earning requirements in the Fences project area. There is no contractual time limit pertaining to completing our $16.0 million commitment.

         Polish Exploration Rights

         As of December 31, 2001, our oil and gas exploration rights in Poland were comprised of the following gross acreage components:

                                                                        Operator
                                                     -----------------------------------------------     Total
                                                       FX Energy         Apache           POGC          Acreage
                                                     --------------- --------------- --------------- ---------------
         Project Area:
           Fences(1).................................          --              --          300,000        300,000
           Pomeranian(2).............................   2,200,000              --               --      2,200,000
           Wilga (3).................................          --         250,000               --        250,000
           Baltic Project Area(4)....................     900,000              --               --        900,000
                                                     --------------- --------------- --------------- ---------------
             Total gross acreage.....................   3,100,000         250,000          300,000      3,650,000
                                                     =============== =============== =============== ===============
-------------------------

(1) On April 11, 2000, we entered into an agreement with POGC to earn 49.0% of POGC's 100% interest in the Fences project area by spending $16.0 million of exploration costs.
(2) We own a 100% interest in the Pomeranian project area, except for Block 108 (approximately 250,000 acres), where we own a 74% interest and POGC owns a 26% interest.
(3) We own a 45% interest, Apache owns a 45% interest and POGC owns a 10% interest in the Wilga project area.
(4) On March 7, 2002, the Baltic project area rights expired. We previously owned 100% of the Baltic project area.

         As we continue to explore and evaluate our acreage in Poland, we expect to increasingly focus our operational and financial efforts on known productive trends and recent discoveries. As we do so, we may elect not to retain our interest in acreage that we determine carries a higher exploration risk.

         Fences Project Area

         Fences Project Area Exploration Agreement

         On April 11, 2000, we agreed to spend $16.0 million of exploration costs on the Fences project area to earn a 49.0% interest. When expenditures exceed $16.0 million, POGC will pay its 51.0% share of further costs. To date, we have paid $6.7 million towards the $16.0 million commitment, leaving a remaining commitment of $9.3 million, including $2.7 million of costs accrued as of December 31, 2001. The Fences project area consists of approximately 300,000 gross acres in a region of west central Poland encompassing significant portions of two gas-producing horizons. Currently, we and POGC are in the process of finalizing the formation of Plotki, a Joint Stock Company, to hold our 49% ownership interest and POGC's 51% ownership interest in the Fences project area as well as other possible projects involving POGC.

         The Rotliegendes Area

         During 2000, we drilled the Kleka 11, our first Rotliegendes target, which is now producing at a rate of approximately 1.5 MMcf of gas per day. Drilling operations on the next exploratory well, the Mieszkow 1, have been suspended since April 2001 pending the reprocessing and reinterpretation of 3-D seismic data. For 2001 financial reporting purposes, we classified the Mieszkow 1 as an exploratory dry hole.

         Following the Kleka and Mieszkow operations, which had been scheduled by POGC prior to our agreement to join in the Fences area, we have embarked on a project to reprocess the abundant seismic data that already exists covering the entire Fences area and that has not previously been processed with modern geophysical techniques. We will complete this project in mid-2002 and expect it will yield a number of targets in the Rotliegendes and the lower Permian that warrant drilling. We plan to solicit industry support for drilling after completion of our reprocessing project, if not earlier.

         The Zechstein Reef Trend

         In the Zechstein Reef trend, POGC has discovered gas in six Zechstein Reef buildups (Koscian, Rensko, Bonikowo, Wielichowo, Ruchocice and Racot) in a 35-kilometer stretch along the Wolsztyn Block immediately west of the Fences project area. Drilling on 3-D seismic data in the Zechstein Reef trend, POGC has successfully completed 24 of 27 wells (89%) for production. This success rate is attributable to specific 3-D processing techniques that POGC has developed to identify these reefs. The Zechstein Reef trend appears to run approximately 45 kilometers inside the Fences project area before continuing to the southeast. During 2001, we acquired an approximately 100 square kilometer 3-D seismic grid in the Donatowo area in the western portion of the Fences project area. This 3-D seismic grid covers several apparent Zechstein Reef buildups.

         Apache Exploration Program

         The Apache Exploration Program, now complete, consisted of various agreements that were signed between 1997 and 2001. The initial primary terms of the Apache Exploration Program included a commitment by Apache to cover our share of costs to drill ten exploratory wells and to acquire 2,000 kilometers of 2-D seismic data to earn a 50.0% interest in our Lublin Basin and Carpathian project areas. The project was later expanded to cover the Pomeranian and Warsaw West project areas.

         As of December 31, 2001, Apache had completed all of its work commitments applicable to the Apache Exploration Program. The following table shows the results of each exploratory well drilled under terms of the Apache Exploration Program, listed in the order the exploratory wells were drilled:

                                                                                                        Effective
                                                                                                         Carried
                           Project Area                        Well Name               Result            Interest
         ---------------------------------------------------------------------- ---------------------- -------------
         Project Area:
             Lublin Basin.................................Czernic.277-2.........Exploratory.dry.hole        33.3%
             Lublin Basin.................................Poniatowa.317-1.......Exploratory.dry.hole        47.5
             Lublin Basin.................................Witkow.1..............Exploratory.dry.hole        45.0
             Lublin Basin.................................Siedliska.2...........Exploratory.dry.hole        33.3
             Lublin Basin (Wilga).........................Wilga.2...............Discovery........           45.0
             Lublin Basin (Wilga).........................Wilga.3...............Exploratory.dry.hole        45.0
             Lublin Basin (Wilga).........................Wilga.4...............Exploratory.dry.hole        45.0
             Pomeranian...................................Tuchola.108-2.........Discovery........           42.5
             Warsaw West..................................Annopol.254-1.........Exploratory.dry.hole        50.0
             Pomeranian ..................................Chojnice.108-6........Exploratory.dry.hole        42.5

         As of the date of this report, the current status of our interest in each project area within the Apache Exploration Program is as follows:

         o Pomeranian project area. On November 28, 2001, Apache assigned its interest in the Pomeranian project area to us. We are now the operator and have a 100% interest in the Pomeranian project area, except for Block 108, where we have a 74% interest and POGC has a 26% interest. The Tuchola 108-2 discovery is located on Block 108. We have successfully completed an extended flow test on the Tuchola 108-2 and are currently assessing the potential for commercial production in light of pipeline and facility expenditures that would be required. The options we had pertaining to POGC acreage adjacent to the Pomeranian project area have expired, as has POGC's option to participate in the Pomeranian project area; both may be renewed in the future.

         o Lublin Basin project area. During 2001, we and Apache dropped all of the remaining acreage in the Lublin Basin project area except for Block 255 ("Wilga project area"), which contains the Wilga 2 discovery. We have a 45.0% interest in Block 255, which is operated by Apache. We and our partners have successfully completed an extended flow test on the Wilga 2 and are currently assessing the potential for commercial production in light of pipeline and facility expenditures that would be required. The options we had pertaining to POGC acreage adjacent to the Lublin Basin project area have expired.

         o Carpathian project area. During 2001, we assigned all of our acreage in the Carpathian project area to Apache, including the options pertaining to POGC controlled acreage nearby.

         o Warsaw West project area. During 2001, we and Apache dropped all of our acreage in the Warsaw West project area, where we have no further exploration plans.

         Pomeranian Project Area

         The Pomeranian project area is located in northwestern Poland and consists of exploration rights covering approximately 2.2 million gross acres laying along the under-explored northern edge of the Permian Basin in northwestern Poland. The Pomeranian project area is relatively unexplored and has had little oil and gas production. In the past, POGC provided us and Apache with existing seismic data and well logs and cores from the Pomeranian project area for reprocessing and analysis. We believe portions of the Pomeranian project area may be geologically similar to the producing trends along the southern edge of Poland's Permian Basin. During 2000, we and Apache acquired approximately 328 kilometers of additional 2-D seismic data in the Pomeranian project area and commenced drilling the Tuchola 108-2 to test the Main Dolomite and other objectives. A preliminary open-hole test in early January 2001 on the Tuchola 108-2 resulted in a flow rate of 9.5 MMcf of gas per day from the Main Dolomite Reef formation at a depth between 2,535 meters and 2,595 meters. The flow rate was limited by the capacity of the surface equipment. The Tuchola 108-2 well was subsequently completed in an approximately 200 foot thick section of the Main Dolomite. The Tuchola 108-2 discovery is the first confirmation on the northern margin of the Permian Basin of a commercial accumulation in the Main Dolomite Reef trend that produces on the southern margin from the BMB field and other fields in Poland. During 2001, the Chojnice 108-6 was drilled at an offset location approximately three kilometers northwest of the Tuchola 108-2 and was subsequently determined to be an exploratory dry hole. Under terms of the Apache Exploration Program, Apache covered our 42.5% share of cost to drill the Tuchola 108-2 and the Chojnice 108-6. We were responsible for our 42.5% share of costs to complete the Tuchola 108-2. During mid-2001, we conducted an additional 2-D seismic program covering approximately 280 kilometers to confirm a number of additional Main Dolomite Reef leads. During 2002, we intend to farm-out part of our interest to an industry partner prior to conducting further exploratory activities on the Pomeranian project area.

         Lublin Basin and the Wilga Project Area

         The Lublin Basin project area in central southeast Poland initially consisted of exploration rights on approximately 5 million gross acres held by us and Apache and options to participate in 600,000 acres controlled by POGC. We have since dropped all of our Lublin Basin project acreage except for Block 255

("Wilga project area"), which contains approximately 250,000 acres and the Wilga 2 discovery. We have a 45.0% working interest in the Wilga project area.

         From 1998 through 2000, Apache covered our cost to drill an equivalent of seven exploratory wells in the Lublin Basin project area under terms of the Apache Exploration Program. The Wilga 2, which was drilled on Block 255 during 2000, was a discovery and the other six wells were exploratory dry holes. Initial production tests on the Wilga 2 yielded a combined gross flow rate of
16.9 MMcf of gas and 570 Bbls of condensate per day from the Carboniferous formation at a depth of approximately 2,800 meters. During 2001, we and our partners successfully completed an extended flow test on the Wilga 2 and are currently assessing the potential for commercial production in light of pipeline and facility expenditures that would be required. Under terms of the Apache Exploration Program, Apache covered our costs to test and complete the Wilga 2. The agreements covering the Wilga 2 also specify that each partner has the right to propose that certain activities be undertaken and elect whether to participate in such activities proposed by itself or others. If a partner elects to not participate in such activities relating to the Wilga 2, the other partners nevertheless have the right to proceed.

         Baltic Project Area

         The Baltic project area, which was our first exploration project area in Poland, is located onshore in northern Poland near the Baltic Sea and consisted of exploration rights covering approximately 2.1 million gross and net acres in northern Poland. During 1997, we drilled two exploratory wells on the Baltic project area. Both wells, the Gladysze 1-A and the Orneta 1, were exploratory dry holes. On March 7, 2002, the Baltic project area's six-year concession term expired. As of December 31, 2001, we had no capitalized costs pertaining to the Baltic project area.

POLISH PROPERTIES

    LEGAL FRAMEWORK

         General Usufruct and Concession Terms

         In 1994, Poland adopted the Geological and Mining Law, which specifies the process for obtaining domestic exploration and exploitation rights. All of our rights in Poland have been awarded pursuant to this law. Under the Geological and Mining Law, the concession authority enters into oil, gas and mining usufruct (lease) agreements that grant the holder the exclusive right to explore and to exploit the designated oil and gas or minerals for a specified period under prescribed terms and conditions. The holder of the mining usufruct must also acquire an exploration concession to obtain surface access to the exploration area by applying to the concession authority and providing the opportunity for comment by local governmental authorities.

         The concession authority has granted us oil and gas exploration rights on the Wilga and Pomeranian project areas and granted POGC oil and gas exploration rights on the Fences project area. The agreements divide these areas into blocks, generally containing approximately 250,000 acres each. Concession licenses have been acquired for surface access to all areas that lie within existing usufructs. The first three-year exploration period begins after the date of the last concession signed under each respective usufruct. We believe all material concession terms have been satisfied to date.

         If commercially viable oil or gas is developed, the concession owner would be required to apply for an exploitation concession, as provided by the usufructs, with a term of 30 years and so long thereafter as commercial production continues. Upon the grant of the exploitation concession, the concession owner may become obligated to pay a fee, to be negotiated within the range of 0.01% to 0.05% of the market value of the estimated recoverable reserves in place, payable in five equal annual installments. The concession owner would also be required to pay a royalty on any production, the amount of which will be set by the concession authority, within a range established on the base royalty rate for the mineral being extracted. The base royalty rate for oil and gas is 6.0%. This rate could be increased unilaterally to up to 10.0% (the current statutory maximum base royalty rate) by the Council of Ministers. The concession authority can set the royalty rate for any particular commercial production in a range between 50.0% and 150.0% of the base royalty rate, depending on the economic viability of such operation, but not to exceed the statutory maximum rate. Therefore, with the current base rate of 6.0% for oil and gas, the concession authority could establish the royalty rate between 3.0% and 9.0%. If, however, the base rate were increased to 10.0%, the current statutory maximum, the royalty rate would be between 5.0% and 15.0%. The royalty rate could vary for different producing fields and could be changed from time to time during the productive life of a field. Local governments will receive 60.0% of any royalties paid on production. The holder of the exploitation concession license must also acquire rights to use the land from the surface owner. The usufruct owner could be subject to significant delays in obtaining the consents of local authorities or satisfying other governmental requirements prior to obtaining an exploitation concession.

         Fences Project Area

         The Fences project area consists of a single oil and gas exploration concession controlled by POGC. Three producing fields lie within the concession boundaries (Radlin, Kleka and Kaleje), but are excluded from the Fences project area. The concession is for a period of six years ending in September 2007 and carries a work requirement during the first three years of one exploratory well, 70 square kilometers of 3-D seismic data and reprocessing of 400 kilometers of 2-D seismic data.

         When Plotki is formed, we and POGC will assign our respective 49.0% and 51.0% interests in the concession covering the Fences project area to Plotki as capital contributions.

         Pomeranian and Wilga Project Areas

         For concessions controlled by us and/or Apache, each of the oil and gas usufructs divides exploration rights into successive exploration periods expiring in three and six years, respectively, after the grant of the last concession agreements covered by the applicable usufruct. A number of exploratory wells are required to be drilled during the first three-year and second three-year exploration periods, a minimum amount of 2-D seismic data acquisition must be completed and other expenditures must be made, all as set forth in the applicable usufructs, in order to retain an interest in each usufruct.

         During each respective six-year exploration period, we are committed to the following obligations in Poland, presented on a gross basis, to retain our exploratory concession acreage, exclusive of the Fences project area:

                                                                      Exploratory Drilling
                                            Start of First      ------------------------------------
                                              Three-Year             First             Second
                                   Whole      Exploration          Three-Year        Three-Year    2-D Seismic Data
                                   Blocks       Period             Period (1)        Period (2)     Acquisition (3)
         ---------------------------------- ---------------- ----------------- ------------------ ------------------
         Project Area:
           Wilga.................      1       08/08/97           1 well             None              500 km
           Pomeranian............     10       12/31/98           1 well            2 wells            600 km
---------------------

(1) As of December 31, 2001, we had fulfilled our exploratory drilling requirements for the first three-year exploration period on all usufructs.
(2) We expect the Polish government to agree to count the Chojnice 108-6 as one of the required wells during the second three-year exploration period on the Pomeranian project area.
(3) As of December 31, 2001, we had fulfilled all 2-D seismic data requirements on the Wilga and Pomeranian project areas.

         As of December 31, 2001, all required usufruct/concession payments had been made for each of the above project areas.

         Plotki Gaz SA

         As of the date of this report, we are in the process of finalizing the formation of a joint stock company, Plotki Gaz SA, or Plotki, in which we will hold a 49% ownership interest and POGC will hold a 51% ownership interest. Plotki will be the first joint stock company owned by POGC and an American company formed to conduct oil and gas activities. We plan to utilize Plotki to conduct our joint operations in the Fences project area. In addition, we believe there may be opportunities through Plotki to expand the scope of our relationship with POGC. The formation of Plotki is consistent with the Polish government's announced goal to eventually privatize POGC.

         Production, Transportation and Marketing

         Poland has crude oil pipelines traversing the country and a network of gas pipelines serving major metropolitan, commercial, industrial and gas production areas, including significant portions of our acreage. Poland has a well-developed infrastructure of hard-surfaced roads and railways over which we believe oil produced could be transported for sale. There are refineries in Gdansk and Plock in Poland and one in Germany near the western Polish border that we believe could process crude oil produced in Poland. Should we choose to export any oil or gas we produce, we will be required to obtain prior governmental approval.

         During early 2001, we and POGC constructed a pipeline from the Kleka 11 well approximately four kilometers to POGC's Radlin field gas processing facility and began selling gas produced from the Kleka 11 well to POGC at a price of $2.02 per MMBtu under a five-year contract that may be terminated by us with a 90-day written notice. The Kleka 11 is currently producing at a gross rate of approximately 1.5 MMcf of gas per day.

         On March 9, 2001, we granted Rolls Royce Power Ventures, or RRPV, an option exercisable until March 9, 2002, to enter into an agreement to purchase up to 17 MMcf of gas per day from our wells in Poland, subject to availability. During March 2002, RRPV elected not to exercise the option.

         The following table sets forth our average net daily gas production, average sales price and average production costs associated with our Polish gas production during 2001:

                                                                      2001
                                                                   -----------
         Polish producing property data:
           Average daily net gas production (Mcf)(1)..............       800
           Average sales price per Mcf............................   $  1.58
           Average production costs per Mcf(2)....................   $  0.16
-------------------------
(1) Consists solely of the Kleka 11 well, which began producing on February 22, 2001.
(2) Production costs include lifting costs (electricity, fuel, water, disposal, repairs, maintenance, pumper, transportation and similar items). Production costs do not include such items as G&A costs, depreciation, depletion or Polish income taxes.

         We did not have any Polish oil or gas production during 2000 and 1999.

UNITED STATES PROPERTIES

         Producing Properties

         In the United States, we currently produce oil in Montana and Nevada. All of our producing properties, except for the Rattlers Butte field (an exploratory discovery during 1997), were purchased during 1994. A summary of our average daily production, average working interest and net revenue interest for our United States producing properties during 2001 follows:

                                                     Average Daily Production
                                                              (Bbls)                Average           Average
                                                    ----------------------------    Working         Net Revenue
                                                       Gross           Net         Interest          Interest
                                                    ------------- -------------- -------------- --------------------
         United States producing properties:
           Montana:
             Cut Bank............................           268           230          99.5%           85.7%
             Bears Den...........................            15             6          48.0            39.2
             Rattlers Butte......................            20             1           6.3             5.1
                                                    ------------- --------------
               Total.............................           303           237
                                                    ------------- --------------
           Nevada:
             Trap Spring.........................            10             2          21.6            20.0
             Munson Ranch........................            35            12          36.0            34.1
             Bacon Flat..........................            40             5          16.9            12.5
                                                    ------------- --------------
               Total.............................            85            19
                                                    ------------- --------------
                 Total United States producing
                    properties...................           388           256
                                                    ============= ==============

         In Montana, we operate the Cut Bank and Bears Den fields and have an interest in the Rattlers Butte field, which is operated by an industry partner. Production in the Cut Bank field commenced with the discovery of oil in the 1940s at an average depth of approximately 2,900 feet. The Southwest Cut Bank Sand Unit, which is the core of our interest in the field, was originally formed by Phillips Petroleum Company in 1963. An initial pilot waterflood program was started in 1964 by Phillips and eventually encompassed the entire unit with producing wells on 40 and 80 acre spacing. In the Cut Bank field, we own an average working interest of 99.5% in 93 producing oil wells, 27 active injection wells and one active water supply well. The Bears Den field was discovered in 1929 and has been under waterflood since 1990. In the Bears Den field, we own a 48.0% working interest in three active water injection wells and five producing oil wells, which produce oil at a depth of approximately 2,430 feet. The Rattlers Butte field was discovered during 1997. In the Rattlers Butte field, we own a 6.3% working interest in two oil wells producing at a depth of approximately 5,800 feet and one active water injection well.

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

         Production, Transportation and Marketing

         The following table sets forth our average net daily oil production, average sales price and average production costs associated with our United States oil production during 2001, 2000 and 1999:

                                                                                    Years Ended December 31,
                                                                              --------------------------------------
                                                                                 2001         2000         1999
                                                                              -----------  -----------  ------------
         United States producing property data:
           Average daily net oil production (Bbls)..........................        256          265           279
           Average sales price per Bbl......................................    $ 19.41      $ 26.14      $  15.35
           Average production costs per Bbl(1)..............................    $ 14.50      $ 13.99      $   9.50
-----------------------------

         (1) Production costs include lifting costs (electricity, fuel, water, disposal, repairs, maintenance, pumper, transportation and similar items) and production taxes. Production costs do not include such items as G&A costs, depreciation, depletion, state income taxes or federal income taxes.

         We sell oil at posted field prices to one of several purchasers in each of our production areas. For the years ended December 31, 2001, 2000 and 1999, over 85.0% of our total oil sales were to CENEX, a regional refiner and marketer. Posted prices are generally competitive among crude oil purchasers. Our crude oil sales contracts may be terminated by either party upon 30 days' notice.

         Oilfield Services - Drilling Rig and Well Servicing Equipment

         In Montana, we perform a variety of third-party contract oilfield services, including drilling, workovers, location work, cementing and acidizing. We currently have a drilling rig capable of drilling to a vertical depth of 6,000 feet, a workover rig, two service rigs, cementing equipment, acidizing equipment and other associated oilfield servicing equipment. During 1998, we first started our oilfield servicing business in an effort to increase our United States revenues, which had been declining due to the depressed oil prices that had occurred throughout 1998. Since 1998, our oilfield services revenues have grown from $322,000 in 1998 to $1.6 million in 2001.

PROVED RESERVES

         Proved reserves are the estimated quantities of crude oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions. Our proved oil and gas reserve quantities and values are based on estimates prepared by independent reserve engineers in accordance with guidelines established by the Securities and Exchange Commission, or SEC. Operating costs, production taxes and development costs were deducted in determining the quantity and value information. Such costs were estimated based on current costs and were not adjusted to anticipate increases due to inflation or other factors. No price escalations were assumed and no amounts were deducted for general overhead, depreciation, depletion and amortization, interest expense and income taxes. The proved reserve quantity and value information is based on the weighted average price on December 31, 2001, of $12.66 per Bbl for oil in the United States, $17.00 per Bbl for oil in Poland and $1.85 per Mcf of gas in Poland. The determination of oil and gas reserves is based on estimates and is highly complex and interpretive, as there are numerous uncertainties inherent in estimated quantities and values of proved reserves, projecting future rates of production and timing of development expenditures. The estimated present value, discounted at 10% per annum, of the discounted future net cash flows, or PV-10 Value, was determined in accordance with SFAS No. 69 "Disclosure About Oil and Gas Activities" and SEC guidelines. Our proved reserve estimates are subject to continuing revisions as additional information becomes available or assumptions change.

         Estimates of our proved United States oil reserves were prepared by Larry Krause Consulting, an independent engineering firm in Billings, Montana. Estimates of our proved Polish gas reserves were prepared by Troy-Ikoda Limited, an independent engineering firm in the United Kingdom. No estimates of our proved reserves have been filed with or included in any report to any other federal agency during 2001.

         The following summary of proved reserve information as of December 31, 2001, represents estimates net to us only and should not be construed as exact:

                                         United States                       Poland
                                   -----------------------------------------------------------------     Total
                                      Oil      PV-10 Value       Oil        Gas       PV-10 Value     PV-10 Value
                                   ---------- --------------------------- ---------  --------------- ---------------
                                    (MBbls)   (In thousands)   (MBbls)     (MMcf)    (In thousands)  (In thousands)
         Proved reserves:
           Developed producing.....   1,075   $       2,091           --      2,167  $       2,084   $        4,175
           Undeveloped.............      25              81          114      2,844          1,330            1,411
                                   ---------- -------------   ----------- ---------  --------------- ---------------
             Total.................   1,100   $       2,172          114      5,011  $       3,414   $        5,586
                                   ========== =========================== =========  =============== ===============

DRILLING ACTIVITIES

         The following table sets forth the exploratory wells that we drilled during the years ended December 31, 2001, 2000 and 1999:
                                                                      Years Ended December 31,
                                                 -------------------------------------------------------------------
                                                         2001                   2000                   1999
                                                 ---------------------  ---------------------  ---------------------
                                                   Gross       Net       Gross        Net       Gross        Net
                                                 ---------- ----------  ---------  ----------  ---------  ----------
         Discoveries:
           United States.......................        --          --         --         --           --        --
           Poland..............................       1.0         0.5        1.0        0.5          1.0       0.5
                                                 ---------- ----------  ---------  ----------  ---------  ----------
             Total.............................       1.0         0.5        1.0        0.5          1.0       0.5
                                                 ---------- ----------  ---------  ----------  ---------  ----------

         Exploratory dry holes:
           United States.......................        --         --          --         --           --        --
           Poland..............................       2.0         1.0        2.0        1.0          5.0       1.6
                                                 ---------- ----------  ---------  ----------  ---------  ----------
             Total.............................       2.0         1.0        2.0        1.0          5.0       1.6
                                                 ---------- ----------  ---------  ----------  ---------  ----------

         Total wells drilled...................       3.0         1.5        3.0        1.5          6.0       2.1
                                                 ========== ==========  =========  ==========  =========  ==========

         We did not drill any development wells during 2001, 2000 or 1999.

WELLS AND ACREAGE

         As of December 31, 2001, our producing gross and net well count consisted of the following:
                                                                                                Number of Wells
                                                                                            ------------------------
                                                                                              Gross         Net
                                                                                            -----------  -----------
         Well count:
           United States(1)..................................................................   107.0         97.2
           Poland(2).........................................................................     1.0          0.5
                                                                                            -----------  -----------
             Total...........................................................................   108.0         97.7
                                                                                            ===========  ===========
-----------------------
         (1)      All of our United States wells are producing oil wells. We have no gas production in the United States.
         (2)      Includes only the Kleka 11, a producing gas well.


         The following table sets forth our gross and net acres of developed and undeveloped oil and gas acreage as of December 31, 2001:
                                                                   Developed                    Undeveloped
                                                          ----------------------------  ----------------------------
                                                             Gross           Net           Gross           Net
                                                          ----------------------------  ----------------------------
         United States:
           North Dakota.................................           --            --            7,955         5,351
           Montana......................................       10,732        10,418            1,150         1,057

           Nevada.......................................          400           128               37            16
                                                          -------------  -------------  ------------- --------------
              Total.....................................       11,132        10,546            9,142         6,424
                                                          -------------  -------------  ------------- --------------

         Poland: (1)
           Fences project area (2)......................          225           110          300,000       147,000
           Wilga project area...........................          543           244          250,000       113,000

           Pomeranian project area (3)..................           --            --        2,200,000     2,135,000

           Baltic project area (4)......................           --            --          900,000       900,000
                                                          -------------  -------------  ------------- --------------
               Total Polish acreage.....................          768           354        3,650,000     3,295,000
                                                          -------------  -------------  ------------- --------------

         Total Acreage..................................       11,900        10,900        3,659,142     3,301,424
                                                          =============  =============  ============= ==============
------------------

         (1) All gross undeveloped Polish acreage is rounded to the nearest 50,000 acres and net undeveloped Polish acreage is rounded to the nearest 1,000 acres.
         (2) Developed acreage in the Fences project area is attributable to the Kleka 11 well only. The net acreage amount assumes we spend $16.0 million of exploration expenditures to earn a 49% interest.
         (3) We own a 100% interest in the Pomeranian project area, except for Block 108 (approximately 250,000 acres), where we own a 74% interest.
         (4) The Baltic project area's concession term expired on March 7, 2002.

GOVERNMENT REGULATION

         Poland

         Our activities in Poland are subject to political, economic and other uncertainties, including the adoption of new laws, regulations or administrative policies that may adversely affect us or the terms of our exploration or production rights; political instability and changes in government or public or administrative policies; export and transportation tariffs and local and national taxes; foreign exchange and currency restrictions and fluctuations; repatriation limitations; inflation; environmental regulations and other matters. These operations in Poland are subject to the Geological and Mining Law dated as of September 4, 1994, and the Protection and Management of the Environment Act dated as of January 31, 1980, which are the current primary statutes governing environmental protection. Agreements with the government of Poland respecting our areas create certain standards to be met regarding environmental protection. Participants in oil and gas exploration, development and production activities generally are required to (1) adhere to good international petroleum industry practices, including practices relating to the protection of the environment; and (2) prepare and submit geological work plans, with specific attention to environmental matters, to the appropriate agency of state geological administration for its approval prior to engaging in field operations such as seismic data acquisition, exploratory drilling and field-wide development. Poland's regulatory framework respecting environmental protection is not as fully developed and detailed as that which exists in the United States. We intend to conduct our operations in Poland in accordance with good international petroleum industry practices and, as they develop, Polish requirements.

         As Poland continues to progress towards its stated goal of becoming a member of the European Union, it is expected to pass further legislation aimed at harmonizing Polish environmental law with that of the European Union.

         United States

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

         Federal and Indian Leases

         A substantial part of our producing properties in Montana consist of oil and gas leases issued by the Bureau of Land Management or by the Blackfeet Tribe under the supervision of the Bureau of Indian Affairs. These activities must comply with rules and orders that regulate aspects of the oil and gas industry, including drilling and operating on leased land and the calculation and payment of royalties to the federal government or the governing Indian nation. Operations on Indian lands must also comply with applicable requirements of the governing body of the tribe involved including, in some instances, the employment of tribal members. We believe we are currently in full compliance with all material provisions of such regulations.

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

         Nearly all of our United States working interests are held under leases from third parties. We typically obtain a title opinion concerning such properties prior to the commencement of drilling operations. We have obtained such title opinions or other third-party review on nearly all of our producing properties, and we believe that we have satisfactory title to all such properties sufficient to meet standards generally accepted in the oil and gas industry. Our United States properties are subject to typical burdens, including customary royalty interests and liens for current taxes, but we have concluded that such burdens do not materially interfere with the use of such properties. Further, we believe the economic effects of such burdens have been appropriately reflected in our acquisition cost of such properties and reserve estimates. Title investigation before the acquisition of undeveloped properties is less thorough than that conducted prior to drilling, as is standard practice in the industry.

EMPLOYEES AND CONSULTANTS

         As of December 31, 2001, we had 31 employees, consisting of eight in Salt Lake City, Utah; 20 in Oilmont, Montana; one in Greenwich, Connecticut; and two in Houston, Texas. Our employees are not represented by a collective bargaining organization. We consider our relationship with our employees to be satisfactory. We also regularly engage technical consultants to provide specific geological, geophysical and other professional services.

OFFICES AND FACILITIES

         Our corporate offices, located at 3006 Highland Drive, Salt Lake City, Utah, contain approximately 3,010 square feet and are rented at $2,960 per month under a month-to-month agreement. In Montana, we own a 16,160 square foot building located at the corner of Central and Main in Oilmont, where we utilize 4,800 square feet for our field office and rent the remaining space to unrelated third parties for $875 per month. In Poland, we rent a small office suite for $1,400 per month in Warsaw, at Al. Jana Pawla II 29, as an office of record in Poland.

RISK FACTORS

         Our business is subject to a number of material risks, including the following factors related directly and indirectly to our business activities in the United States and Poland.

   RISKS RELATING TO OUR BUSINESS

         We currently have limited financial resources.

         As of December 31, 2001, we had $3.2 million of cash and cash equivalents, $559,000 of working capital and $5.0 million of long-term debt that is due on or before March 9, 2003 (unless converted to restricted common stock at $5.00 per share prior to March 9, 2003), coupled with a history of operating losses. These matters raise substantial doubt about our ability to continue as a going concern. In addition, we have a remaining commitment of $9.3 million that must be spent by us in order to earn a 49.0% interest in the Fences project area.

         To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities and through agreements with industry partners that funded our share of costs in certain exploratory activities in order to earn an interest in our properties. As the date of this report, we did not have a commitment from a third party to provide any additional funding for our ongoing operations. The continuation of our exploratory efforts in Poland is dependent on raising additional capital through attracting an industry or financial partner, raising additional equity, incurring additional debt, selling or farming out assets or completing other arrangements. The availability of such capital will affect the timing, pace, scope and amount of our future capital expenditures. There can be no assurance that we will be able to obtain additional financing, reduce expenses or successfully complete other steps to continue as a going concern. If we are unable to obtain sufficient funds to satisfy our future cash requirements, we may be forced to curtail operations, dispose of assets or seek extended payment terms from our vendors. Such events would materially and adversely affect our financial position and results of operations.

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

         We currently have a limited amount of production in the United States and Poland. We do not currently generate sufficient revenues to cover our costs of operation, including our exploration and general and administrative costs, and will continue to rely on funds from external sources until we generate sufficient revenue to cover these costs. Our exploration programs in Poland are based on interpretations of geological and geophysical data. The factors listed below, most of which are outside our control, may prevent us from establishing additional commercial production or substantial reserves as a result of our exploration, appraisal and development activities in Poland:

         o We cannot assure that any future well will encounter commercial quantities of oil or gas.

         o There is no way to predict in advance of drilling and testing whether any prospect encountering oil or gas will yield oil or gas in sufficient quantities to cover drilling or completion costs or to be economically viable.

         o One or more appraisal wells may be required to confirm the commercial potential of an oil or gas discovery.

         o We may continue to incur exploration costs in specific areas even if initial appraisal wells are plugged and abandoned or, if completed for production, do not result in production of commercial quantities of oil or gas.

         o Drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including operating problems encountered during drilling, weather conditions, compliance with governmental requirements, shortages or delays in the delivery of equipment or availability of services and other factors.

         We have had limited exploratory success in Poland.

         We have participated in drilling 15 exploratory wells in Poland, including three exploratory successes (the Wilga 2, Kleka 11 and Tuchola 108-2), and 12 exploratory dry holes as of the date of this report. In the Fences project area, we have drilled one exploratory success (Kleka 11). In the Apache Exploration Program, Apache has, in effect, covered our share of costs to drill an equivalent of ten exploratory wells, including two exploratory successes (Wilga 2 and Tuchola 108-2) and eight exploratory dry holes. We have also drilled two exploratory dry holes in the Baltic project area and one in the Carpathian project area. In addition to the aforementioned items, we participated in testing and appraising two shut-in gas wells in the Lachowice Farm-in that did not result in commercial production.

         Of our three exploratory successes in Poland, only the Kleka 11 well is currently producing. The Wilga 2 is located approximately 19 kilometers from the nearest pipeline and the Tuchola 108-2 is located approximately five kilometers from the nearest pipeline. We are currently assessing the potential for commercial production, in light of pipeline and facility expenditures that would be required, for the Wilga 2 and the Tuchola 108-2.

         We have limited control over our exploration and development activities in Poland.

         We rely to a significant extent on the expertise and financial capabilities of POGC. The failure of POGC to perform its obligations under contracts with us may have a material adverse effect on us. In the future, we may become even more reliant upon the operational expertise and financial capabilities of our industry partners.

         We currently have no direct interest in the underlying agreements, licenses and grants from the Polish agencies governing the exploration, exploitation, development or production of acreage in the Fences project area, where POGC is the operator. Upon the formation of Plotki, we and POGC have agreed to assign our interests in the Fences project area to Plotki as a capital contribution. Our program in the Fences project area would be adversely affected if POGC should elect not to pursue activities on such acreage, does not assign its interest in the Fences project area to Plotki, or if the government agencies should fail to fulfill the requirements of or elect to terminate any agreements, licenses or grants pertaining to the Fences project area. In addition, should our relationship with POGC deteriorate or terminate, our oil and gas activities in Poland may be adversely affected.

         During 2001, Apache completed all of its requirements under terms of the Apache Exploration Program and now participates with us in Poland only on our Wilga project area. We have limited control over the Wilga project area because Apache is the operator.

         We may not achieve the results anticipated in placing our current or future discoveries into production.

         We may encounter delays in commencing the production and the sale of gas in Poland, including our recent gas discoveries and other possible future discoveries. The possible delays may include obtaining rights-of-way to connect to the POGC pipeline system, construction permits, availability of materials and contractors, the signing of an oil or gas purchase contract and other factors. Such delays would correspondingly delay the commencement of cash flow and may require us to obtain additional short-term financing pending commencement of production. Further, we may design proposed surface and pipeline facilities based on possible estimated results of additional drilling. We cannot assure that additional drilling will increase reserves or production that will provide an economic return for planned expenditures for facilities. We may have to change our anticipated expenditures if costs of placing a particular discovery into production are higher, if the project is smaller or if the commencement of production takes longer than expected.

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

         We have a history of operating losses and will require additional capital in the future to fund our operations.

         From our inception in January 1989 through December 31, 2001, we have incurred cumulative net losses of approximately $48.0 million. We expect that our exploration and production activities may continue to result in net losses and that our accumulated deficit may increase. We anticipate that we may incur losses through 2002 and possibly beyond, depending on whether our activities in Poland and the United States result in sufficient revenues to cover related operating expenses and G&A.

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

         We have agreed to encumber most of our Polish property interests in Poland and the related proceeds from gas sales to secure repayment of a $5.0 million loan from RRPV. The RRPV loan is due on March 9, 2003, including interest accrued at 9.5% for one year. Unless converted to common stock at $5.00 per share, we will have to raise additional capital to pay back the loan. The loan will have to be repaid notwithstanding the level of production from our producing properties, our other cash requirements or the potentially greater financial return from other expenditures. In addition, our agreements with RRPV contain financial and operating covenants that are customary for transactions of this nature, including limitations on additional indebtedness. Our agreement with RRPV also specifies usual and customary events of default. If the loan is not repaid timely or a default occurs, RRPV would have the right to obtain possession of our encumbered Polish property interests.

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

         The price we receive for gas we sell will likely be lower than free-market gas prices in western Europe.

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

         Our oil and gas drilling and production operations are subject to hazards incidental to the industry. These hazards include blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. To lessen the effects of these hazards, we maintain insurance of various types to cover our United States operations. We cannot assure that the general liability insurance of $9.0 million carried by us or the $25.0 million carried by Apache, as the operator of the Wilga project area, can continue to be obtained on reasonable terms. POGC, as operator of the Fences project area, is self-insured. We do not plan to purchase well control insurance on wells we drill in the Fences project area and may elect not to purchase such insurance on wells drilled in other areas in Poland as well. The current level of insurance does not cover all of the risks involved in oil and gas exploration, drilling and production. Where additional insurance coverage does exist, the amount of coverage may not be sufficient to pay the full amount of such liabilities. We may not be insured against all losses or liabilities that may arise from all hazards because such insurance is unavailable at economic rates, because of limitations on existing insurance coverage or other factors. For example, we do not maintain insurance against risks related to violations of environmental laws. We would be adversely affected by a significant adverse event that is not fully covered by insurance. Further, we cannot assure that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

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

         The amounts in our agreements relating to our activities in Poland are normally expressed and payable in United States dollars or equivalent Polish zloty. Conversions between United States dollars and Polish zloty are made on the date amounts are paid or received. In the future, our financial results and cash flows in Poland may be affected by fluctuations in exchange rates between the Polish zloty and the United States dollar. We have not hedged our foreign currency activities in the past and do not plan to do so. Currencies used by us may not be convertible at satisfactory rates. In addition, the official conversion rates between United States and Polish currencies may not accurately reflect the relative value of goods and services available or required in Poland. Further, inflation may lead to the devaluation of the Polish zloty.

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

         Our common stock has traded as low as $1.97 and as high as $3.01 between January 1, 2001, and the date of this report. Some of the factors leading to this volatility include:

         o the timing and availability of capital from industry or financial sources;

         o the potential sale by us of newly issued common stock to raise capital or by existing stockholders of restricted securities;

         o changes in stock market analysts' recommendations regarding us, other oil and gas companies or the oil and gas industry in general;

         o price and volume fluctuations in the general securities markets that are unrelated to our results of operations;

         o the investment community's view of companies with assets and operations outside the United States in general and in Poland in particular;

         o        actions or announcements by POGC that may affect us;

         o the outcome of individual wells or the timing of exploration efforts in Poland;

         o        prevailing world prices for oil and gas; and

         o        the potential of our current and planned activities in Poland.

         Our common stock is currently traded on the Nasdaq National Market under the symbol FXEN. Due to the recent decline in the share price of our common stock and our operating losses, we could fail to meet the Nasdaq National Market's minimum listing requirements and, as a result, our common stock could be de-listed. If our stock were de-listed from Nasdaq, there would likely be a substantial reduction in the liquidity of any investment in our common stock. De-listing could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity also makes it more difficult for us to raise capital in the future. There can be no assurance that an active trading market will be sustained in the future.

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

         "Field" means an area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic conditions. "Gross" acres and "gross" wells means the total number of acres or wells, as the case may be, in which an interest is owned, either directly or though a subsidiary or other Polish enterprise in which we have an interest.

         "Horizon" means an underground geological formation that is the portion of the larger formation that has sufficient porosity and permeability to constitute a reservoir. "MBbls" means thousand barrels of oil.

         "MMBbls" means million barrels of oil.

         "MMBtu" means million British thermal units, a unit of heat energy used to measure the amount of heat that can be generated by burning gas or oil. "Mcf" means one cubic foot of natural gas.

         "MMcf" means million cubic feet of natural gas.

         "Net" means, when referring to wells or acres, the fractional ownership working interests held by us, either directly or through a subsidiary or other Polish enterprise in which we have an interest, multiplied by the gross wells or acres.

         "Proved reserves" means the estimated quantities of crude oil, gas and gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. "Proved reserves" may be developed or undeveloped.

         "PV-10 Value" means the estimated future net revenue to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10.0%. These amounts are calculated net of estimated production costs and future development costs, using prices and costs in effect as of a certain date, without escalation and without giving effect to non property-related expenses, such G&A costs, debt service, future income tax expense or depreciation, depletion and amortization.

         "Reservoir" means a porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and that is distinct and separate from other reservoirs.

         "Tcf" means trillion cubic feet of natural gas. "Tcfe" means an equivalent of a trillion cubic feet of natural gas.

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

--------------------------------------------------------------------------------
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

--------------------------------------------------------------------------------
        ITME 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

         The following table sets forth for the periods indicated the high and low closing prices for our common stock as quoted under the symbol "FXEN" on the Nasdaq National Market:

                                                          Low          High
                                                       -----------  -----------
         2002:
           First Quarter...............................   $1.97         $3.01

         2001:
           Fourth Quarter..............................    1.81          3.00
           Third Quarter...............................    2.55          3.20
           Second Quarter..............................    2.91          6.20
           First Quarter...............................    3.50          5.94

         2000:
           Fourth Quarter..............................    3.19          4.81
           Third Quarter...............................    3.28          5.69
           Second Quarter..............................    4.44          8.31
           First Quarter...............................    5.13          7.94

         We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to reinvest any future earnings to further expand our business. We estimate that, as of March 29, 2002, we had approximately 4,200 stockholders.

         Our common stock is currently traded on the Nasdaq National Market under the symbol FXEN. Due to the recent decline in the share price of our common stock and our operating losses, we could fail to meet the Nasdaq National Market's minimum listing requirements and, as a result, our common stock could be de-listed. Nasdaq National Market listing requirements include a series of financial tests relating to net tangible assets, market value of public float, number of market makers and stockholders, and maintaining a minimum bid price for the Company's share price of $3.00. The accompanying consolidated financial statements indicate that we will not meet the net tangible assets test and the market capitalization test as of December 31, 2001. As a result, we may seek to have our stock traded on the Nasdaq SmallCap Market, or it could be de-listed. If our stock were de-listed from Nasdaq, there would likely be a substantial reduction in the liquidity of any investment in our common stock. De-listing could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity also would make it more difficult for us to raise capital in the future. There can be no assurance that an active trading market will be sustained in the future.

--------------------------------------------------------------------------------
                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------------------------------------------

         The following selected consolidated financial data of FX Energy, Inc. and its subsidiaries for the five years ended December 31, 2001, are derived from the audited financial statements and notes thereto of FX Energy, Inc. and its subsidiaries, certain of which are included in this report. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included elsewhere in this report:

                                                                Years Ended December 31,
                                             ---------------------------------------------------------------
                                                2001        2000         1999         1998         1997
                                             ----------- ------------ ------------ ------------ ------------
                                                        (In thousands, except per share amounts)
Statement of Operations Data:
  Revenues:
    Oil and gas sales....................... $    2,229  $    2,521   $    1,554   $    1,124   $     2,040
    Oilfield services.......................      1,584       1,290          865          323           496
    Gain on sale of property interests......         --          --           --          467           272
                                             ----------- ------------ ------------ ------------ ------------
      Total revenues........................      3,813       3,811        2,419        1,914         2,808
                                             ----------- ------------ ------------ ------------ ------------
  Operating costs and expenses:
    Lease operating costs (1)...............      1,358       1,349          962        1,046         1,239
    Exploration costs (2)...................      6,544       7,389        3,053        2,127         5,314
    Proved property impairment (3)..........         --          --           --        5,885            --
    Oilfield services costs.................      1,301       1,084          642          240           329
    Depreciation, depletion and
      amortization..........................        662         386          494          672           635
    Amortization of deferred
      compensation (G&A)....................      1,078         652           --           --            --
    Apache Poland general and
      administrative costs..................        575         957           --           --            --
    General and administrative..............        883       2,654        2,962        2,572         2,566
                                             ----------- ------------ ------------ ------------ ------------
        Total operating costs and expenses..     12,401      14,471        8,113       12,542        10,083
                                             ----------- ------------ ------------ ------------ ------------

  Operating loss............................     (8,588)    (10,660)      (5,694)     (10,628)       (7,275)
                                             ----------- ------------ ------------ ------------ ------------

  Other income (expense):
    Interest and other income...............        543         557          511          506           662
    Interest expense........................       (331)         (2)          (7)          --           (83)
    Impairment of notes receivable..........        (34)       (738)        (666)          --            --
                                             ----------- ------------ ------------ ------------ ------------
        Total other income (expense)........        178        (183)        (162)         506           579
                                             ----------- ------------ ------------ ------------ ------------

  Net loss before extraordinary gain........     (8,410)    (10,843)      (5,856)     (10,122)       (6,696)
    Extraordinary gain......................         --          --           --           --         3,076
                                             ----------- ------------ ------------ ------------ ------------
  Net loss.................................. $   (8,410) $  (10,843)  $   (5,856)  $  (10,122)  $    (3,620)
                                             =========== ============ ============ ============ ============

  Basic and diluted net loss per share:
    Net loss before extraordinary gain...... $    (0.48) $    (0.66)  $    (0.41)  $    (0.78)  $     (0.53)
    Extraordinary gain......................         --          --           --           --          0.24
                                             ----------- ------------ ------------ ------------ ------------
      Net loss.............................. $    (0.48) $    (0.66)  $    (0.41)  $    (0.78)  $     (0.29)
                                             =========== ============ ============ ============ ============

  Basic and diluted weighted average
    shares outstanding......................     17,673      16,435       14,199       12,979        12,597

                                                          - Continued -

                                                                Years Ended December 31,
                                             ---------------------------------------------------------------
                                                2001        2000         1999         1998         1997
                                             ----------- ------------ ------------ ------------ ------------
                                                                     (In thousands)

Cash Flow Statement Data:
  Net cash used in operating
    activities ............................. $   (3,248) $   (6,082)  $   (2,984)  $   (3,091)  $    (2,402)

  Net cash provided by (used in)
    investing activities ...................        326      (3,834)      (3,678)       1,066        (3,110)

  Net cash provided by (used in)
    financing activities....................      5,000       9,375        6,469         (674)        1,679

Balance Sheet Data:
  Working capital........................... $      558  $      616   $    5,459   $    3,965   $     8,494
  Total assets..............................      9,168      10,570       10,470        8,253        18,555
  Long-term debt............................      4,907          --           --           --            --
  Stockholders' equity......................        953       8,231        8,367        6,920        17,612
--------------------

(1)      Includes lease operating expenses and production taxes.
(2) Includes geophysical and geological costs, exploratory dry hole costs and nonproducing leasehold impairments.
(3) Includes proved property write down relating to our producing properties in the United States.

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

INTRODUCTION AND CRITICAL ACCOUNTING POLICIES

         We are an independent energy company with activities concentrated within the oil and gas industry. In Poland, we have projects involving the exploration and exploitation of oil and gas with POGC and Apache. In the United States, we produce oil from fields in Montana and Nevada and have an oilfield services company in northern Montana that performs contract drilling and well servicing operations.

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

         Oil and Gas Activities

         We follow the successful efforts method of accounting for our oil and gas properties in both the United States and Poland. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, the costs of drilling the well are expensed. The costs of development wells are capitalized, whether productive or nonproductive. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are considered not to be realizable. An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the related fair value, determined on a property-by-property basis. As a result of the foregoing, our results of operations for any particular period may not be indicative of the results that could be expected over longer periods.

         Oil and Gas Reserves

         Engineering estimates of FX Energy's oil and gas reserves are inherently imprecise and represent only approximate amounts because of the subjective judgments involved in developing such information. There are authoritative guidelines regarding the engineering criteria that have to be met before estimated oil and gas reserves can be designated as "proved." Proved reserve estimates are updated at least annually and take into account recent production and technical information about each field. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also changes. This change is considered a change in estimate for accounting purposes and is reflected on a prospective basis in related depreciation rates.

         Despite the inherent imprecision in these engineering estimates, these estimates are used in determining depreciation expense and impairment expense, and in disclosing the supplemental standardized measure of discounted future net cash flows relating to proved oil and gas properties. Depreciation rates are determined based on estimated proved reserve quantities (the denominator) and capitalized costs of producing properties (the numerator). Producing properties' capitalized costs are amortized based on the units of oil or gas produced. Therefore, assuming all other variables are held constant, an increase in estimated proved reserves decreases our depreciation, depletion and amortization expense. Also, estimated reserves are often used to calculate future cash flows from our oil and gas operations, which serve as an indicator of fair value in determining whether a property is impaired or not. The larger the estimated reserves, the less likely the property is impaired.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

         We operate within two segments of the oil and gas industry: the exploration and production segment, or E&P, and the oilfield services segment. Direct revenues and costs, including depreciation, depletion and amortization costs, or DD&A, general and administrative costs, or G&A, and other income directly associated with their respective segments are detailed within the following discussion. DD&A, G&A, amortization of deferred compensation (G&A), interest income, other income, interest expense, impairment of notes receivable from officers and other costs, which are not allocated to individual operating segments for management or segment reporting purposes, are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and the information regarding nonsegmented items for the years ended December 31, 2001, 2000 and 1999, respectively follows.

         Exploration and Production Segment

         A summary of the amount and percentage change, as compared to their respective prior year period, for oil and gas revenues, average oil and gas prices, oil and gas production volumes and lifting costs per barrel and Mcf for the years ended December 31, 2001, 2000 and 1999, is set forth in the following table:

                                                             For the year ended December 31,
                                     ---------------------------------------------------------------------------------
                                                2001                       2000                       1999
                                     --------------------------- -------------------------- --------------------------
                                          Oil           Gas          Oil           Gas          Oil           Gas
                                     -------------- ------------ ------------- ------------ ------------- ------------
Revenues............................   $ 1,835,000   $    394,000   $ 2,521,000   $      --    $  1,554,000   $      --
  Percent change versus prior year..        -28.0%          +100%        +62.2%

Average price (Bbls or Mcf)(1)......   $     19.41          $1.58   $     26.14   $      --    $      15.35   $      --
  Percent change versus prior year..        -25.8%          +100%        +70.3%

Production volumes (Bbls or Mcf)....        94,522       249,661         96,416          --         101,275
  Percent change versus prior year..         -1.9%         +100%          -4.8%

Lifting costs per Bbls or Mcf(2)....   $     13.62     $     .16    $     12.13   $      --    $       8.88   $      --
  Percent change versus prior year..        +12.3%         +100%         +36.6%
--------------------

(1) The contract price for gas during 2001 prior to adjusting for actual physical content of British thermal units, or Btu, was $2.02 per MMBtu.
(2) Lifting costs per barrel are computed by dividing the related lease operating expenses by the total barrels of oil produced after royalties. Lifting costs per Mcf of gas are computed by dividing the related lease operating expenses by the total Mcf of gas produced before royalties. Lifting costs do not include production taxes.

         Oil Revenues. Oil revenues were $1.8 million, $2.5 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, we received $19,000 of oil revenues from Poland pertaining to the production test performed on the Wilga 2. All other oil revenues for 2001, 2000 and 1999 were derived solely from our producing properties in the United States. During these three years, the oil revenues from our United States producing properties fluctuated primarily due to volatile oil prices, the degree of maintenance performed and the declining production rates attributable to the natural production declines of our producing properties.

         Gas Revenues. Our gas revenues are derived solely from our Polish producing operations. Gas revenues were $394,000 during the year ended December 31, 2001. There were no gas revenues during 2000 and 1999. The Kleka 11, our first producing well in Poland, began producing during February 2001. During 2001, gas produced by the Kleka 11 was sold to POGC based on U.S. dollar pricing under a five-year contract, which may be terminated by giving POGC a 90-day written notice. Also, during 2001, there were no gas revenues pertaining to the Wilga 2 or the Tuchola 108-2, as the gas produced during the production tests for each of the wells was flared. The Wilga 2 and the Tuchola 108-2 are currently shut-in, pending the construction of pipelines and production facilities.

         Lease Operating Costs. Our lease operating costs consist of normal recurring lease operating expenses and production taxes. Lease operating costs were $1.4 million, $1.3 million and $962,000 for the years ended December 31, 2001, 2000 and 1999, respectively, or $14.50, $13.99 and $9.50, respectively, per barrel of oil produced and $0.16 per Mcf of gas produced during the year ended December 31, 2001.

         Lease operating expenses, or LOE, were $1.3 million, $1.2 million and $899,00 for the years ended December 31, 2001, 2000 and 1999, respectively. LOE incurred during 2001 include $42,000, or $0.16 per Mcf of gas produced based on a 49% working interest, pertaining solely to the Kleka 11 well that began producing in Poland during February 2001. There were no LOE associated with Poland during 2000 and 1999. During 2001, in the United States, we plugged and abandoned ten inactive wells on the Cut Bank Sand Unit, our principal producing property in Montana, at a total cost of approximately $82,000. During 2000, in the United States, we plugged and abandoned ten inactive wells on the Cut Bank Sand Unit at a total cost of approximately $92,000. During 1999, in the United States, we performed only routine maintenance on our producing properties and deferred workovers in an effort to control operating costs due to the low oil prices that prevailed throughout most of 1999.

         Production taxes are solely attributable to our United States oil production. Production taxes were $29,000, $179,000 and $63,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Production tax legislation in the state of Montana, as revised during 1999, contains provisions whereby the production tax rate for stripper wells was decreased to be as low as 0.5% coupled with provisions that would increase the production tax rate to as high as 12.8% for an entire calendar quarter in the event West Texas Intermediate crude oil, or WTI, exceeded $30.00 per barrel for an entire quarter. During 2001, 2000 and 1999, WTI exceeded $30.00 only during the third and fourth quarters of 2000. As a result, production taxes were substantially higher during 2000 as compared to 2001 and 1999. Production taxes averaged approximately 1.6%, 7.1% and 4.1% of oil revenues during the years ended December 31, 2001, 2000 and 1999, respectively.

         DD&A Expense - Producing Operations. DD&A expense for producing properties was $322,000, $73,000 and $51,000 for the years ended December 31, 2001, 2000 and 1999, respectively. DD&A expense incurred during 2001 includes approximately $258,000, or $1.03 per Mcf of gas produced, associated solely with the Kleka 11 well that began producing in Poland during February 2001. The capital costs pertaining to the Kleka 11 that were included in the DD&A calculation for the year ended December 31, 2001, include our 49.0% share of costs and POGC's 51.0% share of costs, which we paid as part of our commitment to earn a 49.0% working interest in the Fences project area. There was no DD&A expense associated with Poland during 2000 and 1999. The DD&A rate per barrel for oil produced in the United States was $0.69, $0.76 and $0.50 during 2001, 2000 and 1999, respectively. The differences between the DD&A rates per barrel from year to year are primarily the result of changes in oil reserve estimates computed as of December 31, 2001, 2000 and 1999, respectively.

         Poland 2001 Agreement Credit. Under an amendment to the Apache Exploration Program effective January 1, 2001, referred to as the Poland 2001 Agreement, Apache agreed to issue us a credit that included Apache covering $932,000 of our share of joint costs in Poland (other than carried costs) in return for the release of Apache's commitment to cover our share of costs to shoot 339 kilometers of 2-D seismic data in the Carpathian project area. During 2001 and 2000, we utilized the entire Poland 2001 Agreement Credit, as shown below:

                                                                              Poland 2001 Agreement Credit
                                                                     -----------------------------------------------
                                                                          2001            2000           Total
                                                                     --------------- --------------- ---------------
         Cost category:
           Geological and geophysical costs......................... $      53,000   $      19,000   $      72,000
           Exploratory dry hole costs...............................        25,000          (3,000)         22,000
           Apache Poland general and administrative costs...........       464,000          33,000         497,000
           Leasehold costs..........................................            --          65,000          65,000
           Tuchola 108-2 completion costs...........................       276,000              --         276,000
                                                                     --------------- --------------- ---------------
             Total..................................................  $    818,000    $    114,000   $     932,000
                                                                     =============== =============== ===============

         Exploration Costs. Our exploration costs consist of geological and geophysical costs, or G&G costs, exploratory dry holes and nonproducing leasehold impairments. Exploration costs were $6.5 million, $7.4 million and $3.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. During 1999, we incurred G&G costs totaling $31,000 relating to our discontinued gold exploration in Poland, all of which is excluded from the following discussion of each component of exploration costs because mining is not a reportable segment.

         G&G costs were $2.9 million, $4.7 million and $1.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, we spent approximately $1.8 million on acquiring 3-D seismic data in the Fences project area, $552,000 acquiring and analyzing 2-D seismic data on the Pomeranian project area and granted options valued at $36,000 to a Polish consultant. During 2000, we spent approximately $2.1 million on acquiring 3-D seismic data in the Fences project area, approximately $477,000 on acquiring and analyzing 2-D seismic data on the Lublin Basin, Pomeranian and Warsaw West project areas and granted stock options valued at approximately $81,000 to a Polish consultant. Under terms of the Poland 2001 Agreement Credit, Apache covered our share of additional G&G costs totaling $53,000 and $19,000 during 2001 and 2000, respectively. During 1999, we spent approximately $310,000 reprocessing 2-D seismic data on the Pomeranian and Warsaw West project areas, granted stock options valued at approximately $119,000 to a Polish consultant and spent approximately $374,000 evaluating potential property acquisitions from POGC. From January 1, 1999, through December 31, 2001, we spent an average amount of approximately $1.2 million annually relating to analyzing seismic data and the wages and associated expenses for employees and consultants directly engaged in geological and geophysical activities. Subject to available funding, G&G costs are expected to continue at current or higher levels as we further our exploratory efforts in Poland.

         Exploratory dry hole costs were $3.1 million, $2.0 million and $1.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, we incurred costs of $3.1 million pertaining to the Mieszkow 1 on the Fences project area. In accordance with FASB No. 19, we have classified the Mieszkow 1 as an exploratory dry hole for financial reporting purposes, because drilling operations have been suspended since April 2001 pending the reprocessing and interpretation of 3-D seismic data in order to evaluate the continuation of drilling operations and the need for additional funding. During 2000, we drilled the Wilga 3 and Wilga 4 wells near our Wilga 2 discovery on the Wilga project area, both of which were subsequently determined to be exploratory dry holes costing a net amount of $1.1 million and $900,000, respectively, after Apache covered one-half of our 45.0% share of drilling costs under terms of the Apache Exploration Program. During 1999, we participated in drilling three exploratory dry holes in Poland. Two of these wells, the Siedliska 2 and Witkow 1, were carried exploratory wells under the Apache Exploration Program. As such, Apache covered all of our pro rata share of drilling costs for both wells. We paid $99,000 for a 5.0% interest in the Andrychow 6 well, an exploratory dry hole on the Carpathian project area. On the Lachowice Farm-in, we spent $869,000 to recomplete one shut-in well and test another shut-in well, both of which were noncommercial. Also, during 1999, we spent $33,000 associated with the Gladysze 1-A, an exploratory dry hole drilled on the Baltic project area during 1997. Under terms of the Poland 2001 Agreement Credit, Apache covered $22,000 of additional exploratory costs incurred by us during 2001 and 2000, including $6,000 for the Wilga 3, $2,000 for the Wilga 4 and $14,000 for the Lachowice 7.

         Nonproducing leasehold impairments were $584,000, $674,000 and $93,000 for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, we incurred nonproducing leasehold impairments of $525,000 for the Baltic project area and $59,000 for the Warsaw West project area, both of which are located in Poland in areas where we no longer have exploration plans. During 2000, we incurred a nonproducing leasehold impairment $674,000 for the Williston Basin in North Dakota, where we also no longer have exploration plans. During 1999, we incurred a nonproducing leasehold impairment of $72,000 for the Lachowice Farm-in, which was deemed noncommercial after recompleting a shut-in well and testing another shut-in well yielded noncommercial results, and $21,000 pertaining to a prospect in Nevada where we also no longer have exploration plans. Nonproducing leasehold impairments will vary from period to period based on our determination that capitalized costs of unproved properties, on a property-by-property basis, are not realizable.

         Apache Poland G&A Costs. Apache Poland G&A costs consist of our share of direct overhead costs incurred by Apache in Poland in accordance with the terms of the Apache Exploration Program. Apache Poland G&A costs were $575,000 and $957,000 for the years ended December 31, 2001 and 2000. There were no Apache Poland G&A costs during the year ended December 31, 1999. During mid-2001, we began to narrow the focus of our ongoing exploratory efforts relating to the Apache Exploration Program by including only the Pomeranian and Wilga project areas and discontinued our exploratory activities on the Lublin Basin, Warsaw West and Carpathian project areas. Prior to July 1, 2000, Apache covered all of our pro rata share of Apache Poland G&A costs. Effective July 1, 2000, we began paying approximately 35.0% of Apache Poland G&A costs, to be adjusted as each of Apache's remaining drilling requirements are completed, up to a maximum of 50.0%. Apache has since completed its remaining drilling requirements, and we are now responsible for our entire 50.0% share of Apache Poland G&A costs relating to ongoing, jointly conducted activities in Poland for which Apache is the operator, subject to a preapproved annual budget. In addition to the above amounts, Apache covered our share of additional Apache Poland G&A costs totaling $464,000 and $33,000 during 2001 and 2000, respectively, under terms of the Poland 2001 Agreement Credit.

         Other income - E&P. Other income for our E&P segment was $29,000 during the year ended December 31, 2001. There was no other income for our E&P segment during 2000 and 1999. During 2001, we sold the working interest in our nonproducing Ryckman Creek prospect located in Wyoming for $44,000, for which we had associated costs of $15,000.

         Oilfield Services Segment

         Oilfield Services Revenues. Oilfield services revenues were $1.6 million, $1.3 million and $865,000 for the years ended December 31, 2001, 2000 and 1999, respectively. During each year from 1999 through 2001, oilfield services revenues increased each year due to improved market conditions and an increasing emphasis on utilizing the Company's oilfield servicing equipment for contract third-party services rather than servicing company-owned properties. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield services equipment on our company-owned properties and other factors.

         Oilfield Servicing Costs. Oilfield services costs were $1.3 million, $1.1 million and $642,000 for the years ended December 31, 2001, 2000 and 1999, respectively, or 82.0%, 84.0% and 74.2% of oilfield servicing revenues, respectively. Oilfield services costs as a percentage of oilfield services revenues were relatively flat during 2001, as compared to 2000. During 2000, oilfield servicing costs were a higher percentage of oilfield services revenues, as compared to 1999, due to increased maintenance and repair costs associated with our oilfield servicing equipment. In general, oilfield servicing costs are directly associated with oilfield services revenues. As such, oilfield services costs will continue to fluctuate period to period based on the number of wells drilled, revenues generated, weather, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield services equipment on our company-owned properties and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $308,000, $247,000 and $334,000 for the years ended December 31, 2001, 2000 and 1999, respectively. We spent $248,000, $779,000 and $138,000 on upgrading our oilfield servicing equipment during 2001, 2000 and 1999, respectively. DD&A expense was $61,000 higher during 2001, as compared to 2000, primarily due to capital additions incurred during 2000 being depreciated during all of 2001. DD&A expense was $87,000 lower during 2000, as compared to 1999, primarily due to prior year capital additions becoming fully depreciated during 2000.

         Nonsegmented Items

         DD&A Expense - Corporate. DD&A expense for corporate activities was $32,000, $66,000 and $109,000 for the years ended December 31, 2001, 2000 and
1999, respectively. We spent $6,000, $33,000 and $19,000 during 2001, 2000 and
1999, respectively, on software, hardware and office equipment utilized primarily for corporate purposes. DD&A expense for corporate activities was progressively lower year to year, primarily due to assets purchased in prior years becoming fully depreciated in subsequent years.

         Amortization of Deferred Compensation (G&A). Amortization of deferred compensation was $1.1 million and $652,000 during the years ended December 31, 2001 and 2000, respectively. There was no amortization of deferred compensation during 1999. On April 5, 2001, we extended the term of options to purchase 125,000 shares of the Company's common stock that were to expire during 2001 for a period of two years, with a one-year vesting period. On August 4, 2000, we extended the term of options and warrants to purchase 678,000 shares of our common stock that were to expire during 2000 for a period of two years, with a one-year vesting period. In accordance with FIN 44 "Accounting for Certain Transactions involving Stock Compensation," we incurred noncash deferred compensation costs of $1.8 million, including $219,000 for the April 5, 2001, option extension and $1.6 million for the August 4, 2000, option extension, to be amortized over their respective one-year vesting periods from the date of extension.

         G&A Costs - Corporate. G&A costs were $883,000, $2.7 million and $3.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, G&A costs were $1.8 million lower, as compared to 2000, primarily due to the Company writing off $1.7 million of compensation that was accrued as of December 31, 2000. During 2000, G&A costs were $307,000 lower, as compared to the same period of 1999, primarily due to lower payroll and associated costs. Subject to available funding, we expect to incur future G&A costs at levels similar to that of 2000 and 1999, or higher, in future periods as we continue our presence in Poland.

         Interest and Other Income - Corporate. Interest and other income was $514,000, $557,000 and $512,000 for the years ended December 31, 2001, 2000 and
1999, respectively. Our cash, cash equivalent and marketable debt securities balances were $3.2 million, $2.4 million and $6.9 million as of December 31, 2001, 2000 and 1999, respectively. The average cash and marketable securities balances during 2001, 2000, and 1999 were relatively constant from year to year. However, due to lower interest rates during 2001, we earned interest income of $185,000, as compared to $531,000 and $499,000 during 2000 and 1999, respectively. Accrued interest income associated with notes receivable was $15,000, $140,000 and $134,000 during 2001, 2000 and 1999, respectively. Also, during the year ended December 31, 2001, we recorded other income of $341,000 pertaining to amortizing an option premium resulting from granting RRPV an option to purchase gas from our properties in Poland, and recorded other miscellaneous items totaling $27,000.

         Interest Expense. Interest expense was $331,000, $2,000 and $8,000 for the years ended December 31, 2001, 2000 and 1999, respectively. During, 2001, we recorded $341,000 of imputed interest expense relating to our financing arrangement with RRPV and $2,000 for the short-term financing of oilfield services equipment. Also, during 2001, we capitalized $12,000 of interest costs pertaining to completing the Tuchola 108-2. During 2000, we incurred $2,000 of interest expense relating to financing the purchase of five pickups used in our Montana operations with one-year notes. During 1999, we incurred $8,000 of interest expense primarily relating to the settlement of an audit by the Blackfeet Tribe pertaining to the Cut Bank Field.

         Impairment of Notes Receivable. Impairment of notes receivable was $34,000, $738,000 and $666,000 for the years ended December 31, 2001, 2000 and
1999, respectively. In accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," the notes receivable carrying value must be adjusted at the end of each reporting period to reflect the market value of the underlying collateral. On November 8, 2000, a former employee exercised an option to purchase 52,000 shares of our common stock at a price of $3.00 per share. The former employee elected to pay for the cost of the exercise by signing a full recourse promissory note with us for $156,000. Terms of the note receivable included a three-year term with annual principal payments of $52,000 plus interest accrued at 9.5%. On November 8, 2001, the former employee surrendered 52,000 shares of our common stock in return for cancellation of the note receivable. We recorded a loss of $34,060 on the transaction and the acquisition of 52,000 shares of common stock at a price of $2.63 per share, the closing price of our stock on November 8, 2001. Also during 2000, two of our officers surrendered collateral shares to us in return for the cancellation of the notes receivable from those officers that were outstanding on December 28, 2000. The officers' notes included principal and interest of $2.2 million reduced by a cumulative impairment allowance of $1.4 million based on the market value of 233,340 shares of the our common stock held as collateral. As a result of the transaction, we recorded the acquisition of 233,340 shares of treasury stock at a cost of $773,000.

         Income Taxes. We incurred net losses of $8.4 million, $10.8 million and $5.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. SFAS No. 109 "Accounting for Income Taxes" requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our ability to realize the benefit of our deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of our exploration and development activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in our conclusion that a full valuation allowance be provided. Accordingly, we did not recognize any income tax benefit in our consolidated statement of operations for these years.

LIQUIDITY AND CAPITAL RESOURCES

         General. Historically, we have relied primarily on proceeds from the issuance of debt securities and the sale of our common stock to fund our operating and investing activities. During 2001, we received $5.0 million under the terms of our $5.0 million loan agreement and gas purchase option agreement with RRPV. During 2000 and 1999, we received net proceeds of $9.3 million and $7.1 million, respectively, from the sale of our common stock in private transactions.

         Working Capital. We had working capital of $559,000, $616,000 and $5.5 million as of December 31, 2001, 2000 and 1999, respectively. During 2001, we used $3.2 million in our operating activities, received $326,000 from our investing activities and received $5.0 million from our financing activities. During 2000, we used $6.1 million in our operating activities, used $3.9 million in our investing activities and received $9.4 million from our financing activities. During 1999, we used $3.0 million in our operating activities, used $3.7 million in our investing activities and received $6.5 million from our investing activities. A detailed discussion regarding our cash flows from our operating, investing and financing activities during 2001, 2000 and 1999 follows.

         Operating Activities. We used net cash of $3.2 million, $6.1 million and $3.0 million in our operating activities during 2001, 2000 and 1999, respectively, primarily as a result of the net losses incurred in those years. During 2001, 2000 and 1999, we spent $3.0 million, $6.4 million and $3.4 million, respectively, on operating activities exclusive of changes in working capital items. Net changes in working capital items increased cash used in operating activities by $238,000 during 2001 and decreased cash used in operating activities by $335,000 and $450,000 during 2000 and 1999, respectively.

         Investing Activities. We received net cash of $326,000 from our investing activities during 2001 and used net cash of $3.9 million and $3.7 million in investing activities during 2000 and 1999, respectively. During 2001, we spent $333,000 on additions to proved properties, spent $422,000 on unproved properties, spent $239,000 on upgrading our oilfield servicing equipment, spent $6,000 on corporate assets, received $44,000 from the sale of a partial property interest, received a $1,000 credit for exploratory dry holes drilled in prior years and received $1.3 million from maturing marketable debt securities. Also, during 2001, Apache covered $276,000 of our share of additional completion costs pertaining to the Tuchola 108-2 in accordance with terms of the Poland 2001 Agreement Credit. During 2000, we spent $2.0 million on exploratory dry holes, spent $2.6 million on additions to proved properties, spent $2.3 million on additions to unproved properties, spent $779,000 on additions to oilfield servicing equipment, spent $33,000 on corporate assets, spent $6.3 million on purchasing marketable debt securities and received $10.3 million from maturing or sold marketable debt securities. Also, during 2000, Apache covered $65,000 of our share of leasehold costs pertaining to the Pomeranian and Warsaw West project areas in accordance with terms of the Poland 2001 Agreement Credit. During 1999, we spent $1.0 million on exploratory dry holes, spent $603,000 on additions to properties, equipment and other assets, received $6,000 from the sale of property interests, spent $6.6 million on purchasing marketable debt securities and received $4.3 million from maturing or sold marketable debt securities.

         Financing Activities. We received net cash of $5.0 million, $9.4 million and $6.5 million from our financing activities during 2001, 2000 and 1999, respectively. During 2001, we received $5.0 million pertaining to our RRPV loan and gas purchase option agreement. Also, during 2001, we acquired 52,000 shares of common stock at a cost of $137,000 in a noncash transaction. During 2000, we received net proceeds of $9.3 million ($10.4 million gross) from the private placement of 2,969,000 shares of our common stock and received $103,000 in cash and $156,000 in the form of a full recourse promissory note secured by 52,000 shares of our common stock from the exercise of options and warrants to purchase 95,572 shares of our common stock. Also, during 2000, we acquired 233,340 shares of treasury stock at a cost of $773,000 in a noncash transaction. During 1999, we advanced $598,000 to two officers, received net proceeds of $7.1 million ($7.2 million gross) from a private placement of 1,792,500 shares of common stock and $13,000 from the exercise of options on 2,000 shares of our common stock.

         Carried Costs. In the past, our industry partners have provided a substantial amount of the capital required under our exploration agreements with them. For instance, in 1997, Apache committed to cover our share of certain specific costs of the Apache Exploration Program in Poland, originally estimated to cost $60.0 million gross (approximately $30.0 million net) in order to earn an interest equal to ours in several of our Polish project areas. As of the end of 2001, Apache had completed all of the primary earning requirements of the Apache Exploration Program, which included the following principal items that were completed between 1997 and 2001:

         o        up-front cash payments to us totaling $950,000;

         o our share of costs to drill the equivalent of ten exploratory wells (two of which were new discoveries and eight were exploratory dry holes);

         o our share of costs to shoot the equivalent of 2,000 kilometers of 2-D seismic data;

         o our share of leasehold costs in the Lublin Basin and Carpathian project areas during the first three years of a six-year exploration period; and

         o        our share of Apache Poland G&A through June 30, 2000.

         Other industry partners have previously covered approximately $2.9 million of our share of costs in other projects during the last six years.

CAPITAL REQUIREMENTS

         General. As of December 31, 2001, we had $3.2 million of cash and cash equivalents, $559,000 of working capital and $5.0 million of long-term debt that is due on or before March 9, 2003 (unless converted to restricted common stock at $5.00 per share prior to March 9, 2003), coupled with a history of operating losses. These matters raise substantial doubt about our ability to continue as a going concern. In addition, we have a remaining commitment of $9.3 million that must be spent by us in order to earn a 49.0% interest in the Fences project area.

         To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities and through agreements with industry partners that funded our share of costs in certain exploratory activities in order to earn an interest in our properties. As of the date of this report, we did not have a commitment from a third party to provide any additional funding for our ongoing operations. The continuation of our exploratory efforts in Poland is dependent on raising additional capital through attracting an industry or financial partner, raising additional equity, incurring additional debt, selling or farming out assets or completing other arrangements. The availability of such capital will affect the timing, pace, scope and amount of our future capital expenditures. There can be no assurance that we will be able to obtain additional financing, reduce expenses or successfully complete other steps to continue as a going concern. If we are unable to obtain sufficient funds to satisfy our future cash requirements, we may be forced to curtail operations, dispose of assets or seek extended payment terms from our vendors. Such events would materially and adversely affect our financial position and results of operations.

         Fences Project Area. On April 11, 2000, we agreed to spend $16.0 million of exploration costs on the Fences project area located in southeast Poland that is owned and operated by POGC, in order to earn a 49.0% interest. After we complete our $16.0 million commitment, POGC will begin bearing its 51.0% share of further costs. Currently, we are finalizing the formation of Plotki Gaz SA, a joint stock company through which we and POGC will conduct our ongoing exploration activities on the Fences project area under terms of the $16.0 million commitment.

         As of December 31, 2001, we had paid cash expenditures of approximately $6.7 million pertaining to our $16.0 million commitment, including $2.4 million on the Kleka 11, $2.2 million on the Mieszkow 1 and $2.1 million on 3-D seismic data acquisition in two separate surveys, all of which was paid during 2000. During 2001, we did not make any cash expenditures pertaining to the $16.0 million commitment. At December 31, 2001, we had accrued $2.7 million of costs incurred during 2001 on the Fences project area, including $880,000 for the Mieszkow 1 and $1.8 million for 3-D seismic data acquisition. Upon formation of Plotki, we anticipate assigning to an outside partner a portion of the project interests we convey to Plotki, in consideration of the partner's assumption of all, or a portion of, our remaining obligation to earn an interest in the Fences project area, including payment of the $2.7 million accrued costs at December 31, 2001. During 2002, we may commence drilling one or more additional exploratory wells at a gross cost of approximately $2.8 million each, as warranted and as funding permits.

         Pomeranian Project Area. During 2001, we and our partners completed and tested the Tuchola 108-2, at a cost of approximately $1.8 million gross ($773,000 net), and completed data acquisition on an approximately $1.1 million gross ($509,000 net) 2-D seismic program covering approximately 281 kilometers to confirm Main Dolomite Reef leads on regional 2-D seismic data. During 2002, we intend to farm-out part of our interest to an industry partner prior to conducting further exploratory activities on the Pomeranian project area.

         Wilga Project Area. During 2001, we and our partners completed and tested the Wilga 2. Under terms of the Apache Exploration Program, Apache covered our 45.0% share of costs to complete and test the Wilga 2. We and our partners are now assessing and evaluating the pipeline and facility expenditures that will be required to commence production from the Wilga 2.

         Other. As a result of the completion of the Apache Exploration Program and our limited financial resources, we have dropped our exploration acreage pertaining to the Lublin Basin project area (except for Wilga project area on Block 255, which contains the Wilga 2 discovery and approximately 250,000 acres), the Carpathian project area, the Warsaw West project area and the Baltic project area. During 2001, we wrote off all of our capitalized unproved property costs associated with the aforementioned items, which consisted solely of $59,000 for the Warsaw West project area and $525,000 for the Baltic project area. Under terms of the Apache Exploration Program, Apache carried the majority of our share of capital and exploratory expenditures incurred from 1997 through the end of 2001 relating to the Lublin Basin, Carpathian and Warsaw West project areas. During 2002, we expect to incur minimal exploration expenditures on our operations in the United States.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 141, the purchase method of accounting must be used for business combinations initiated after June 30, 2001. Under SFAS No. 142 (effective for us beginning January 1, 2002), goodwill and certain intangibles are no longer amortized but will be subject to annual impairment tests. The adoption of these new standards did not have a significant impact on our financial statements.

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for us beginning January 1, 2003. The most significant impact of this standard to us will be a change in the method of accruing for site restoration costs. Under SFAS No. 143, the fair value of asset retirement obligations will be recorded as liabilities when they are incurred, which are typically at the time the assets are installed. Amounts recorded for the related assets will be increased by the amount of these obligations. Over time, the liabilities will be accreted for the change in their present value and the initial capitalized costs will be depreciated over the useful lives of the related assets. We are currently evaluating the impact of adopting SFAS No. 143.

         In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We adopted this statement on January 1, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment for long-lived assets. The adoption of this new standard did not have a significant impact on our financial statements.

         We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations or financial position. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

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

         Our gas production in Poland is currently being sold to POGC based on U.S. dollar pricing under a five-year contract that may be terminated by us with a 90-day written notice. During 2001, we sold oil produced during the Wilga 2 production test to a third party under a short-term contract that has since been terminated. Commercial production from the Wilga 2 will not commence until after the associated facilities and pipeline that may be constructed are completed. Currently, we do not have a contract to sell future oil production from the Wilga 2. The limited volume of our oil and gas production means we cannot assure uninterruptible production or production in amounts that would be meaningful to industrial users, which may depress the price we are able to obtain. There is currently no competitive market for the sale of oil or gas in Poland. Accordingly, we expect that the prices we receive for the oil and gas we produce will be lower than would be the case in a competitive setting and may be lower than prevailing western European prices, at least until a fully competitive market develops in Poland. Similarly, there is no established market relationship between oil and gas prices in short-term and long-term sales agreements. The availability of abundant quantities of oil and gas from outside Poland and the low cost of electricity from coal-fired generating facilities may also tend to depress oil and gas prices in Poland.

         We currently do not engage in any hedging or trading activities or have any derivative financial instruments to protect ourselves against market risks associated with oil and gas price fluctuations, although we may elect to do so in the future if we achieve a significant amount of production in Poland. See "Items 1. and 2. Business and Properties: Risk Factors."

FOREIGN CURRENCY RISK

         We have entered into various agreements in Poland, primarily in U.S. Dollars or the U.S. Dollar equivalent of the Polish Zloty. We conduct our day-to-day business on this basis as well. The Polish Zloty is subject to exchange rate fluctuations that are beyond our control. The exchange rates for the Polish Zloty were 3.96, 4.13 and 4.14 per U.S. dollar as of December 31, 2001, 2000 and 1999, respectively.

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

                                    PART III

--------------------------------------------------------------------------------
                 ITEM 10. DIRECTORS AND OFFICERS OF REGISTRANT
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2002 annual meeting of stockholders under the caption "Election of Directors: Executive Officers, Directors and Nominees" and "Compliance with Section 16(a) of the Exchange Act" is incorporated herein by reference.

--------------------------------------------------------------------------------
                        ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2002 annual meeting of stockholders under the caption "Election of Directors: Executive Compensation" is incorporated herein by reference.

--------------------------------------------------------------------------------
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2002 annual meeting of stockholders under the caption "Election of Directors: Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

--------------------------------------------------------------------------------
            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2002 annual meeting of stockholders under the caption "Election Of Directors: Certain Relationships and Related Transactions" is incorporated herein by reference.

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

         1.       Financial Statements. See the following beginning at page F-1:

                                                                           Page
                                                                           ----
         Report of Independent Accountants...............................   F-1

         Consolidated Balance Sheets as of December 31, 2001 and 2000....   F-2

         Consolidated Statements of Operations for each of the Three
           Years Ended December 31, 2001, 2000 and 1999, respectively....   F-3

         Consolidated Statements of Cash Flows for each of the Three
           Years Ended December 31, 2001, 2000 and 1999, respectively....   F-5

         Consolidated Statements of Stockholders' Equity for each of the Three Years Ended December 31, 2001, 2000 and 1999,
           respectively...................................................  F-6

         Notes to the Consolidated Financial Statements...................  F-7


         2. Supplemental Schedules. The Financial Statement schedules have been omitted because they are not applicable or the required information is otherwise included in the accompanying Financial Statements and the notes thereto.

         3. Exhibits. The following exhibits are included as part of this report:

               SEC
 Exhibit    Reference
  Number      Number                                Title of Document                                  Location
----------  ----------- -------------------------------------------------------------------------- -----------------
 Item 3.                Articles of Incorporation and Bylaws
--------------------------------------------------------------------------------------------------
3.1             3       Restated and Amended Articles of  Incorporation                            Incorporated by
                                                                                                     Reference(1)
3.2             3       Bylaws                                                                     Incorporated by
                                                                                                     Reference(2)

 Item 4.                Instruments Defining the Rights of Security Holders
--------------------------------------------------------------------------------------------------
4.1             4       Specimen Stock Certificate                                                 Incorporated by
                                                                                                     Reference(2)
4.2             4       Form of Designation of Rights, Privileges, and Preferences of Series A     Incorporated by
                          Preferred Stock                                                            Reference(3)
4.3             4       Form of Rights Agreement dated as of April 4, 1997, between FX Energy,     Incorporated by
                          Inc. and Fidelity Transfer Corp.                                           Reference(3)

               SEC
 Exhibit    Reference
  Number      Number                                Title of Document                                  Location
----------  ----------- -------------------------------------------------------------------------- -----------------
 Item 10.               Material Contracts
--------------------------------------------------------------------------------------------------
10.5            10      Mining Usufruct Agreement between the State Treasury of the Republic of    Incorporated by
                          Poland and Lubex Petroleum Company Sp. z o.o. dated December 20, 1996,     Reference(4)
                          relating to concession blocks 255, 275, 295, 316, 336, 337 and 338
                          (Lublin)
10.10           10      Mining Usufruct Agreement between the State Treasury of the Republic of    Incorporated by
                          Poland and FX Energy Poland Sp. z o.o. and Partners, commercial            Reference(5)
                          partnership, dated October 30, 1997, related to concession blocks 85,
                          86, 87, 88, 89, 105,108, 109, 129 and 149 in northwestern Poland
                          (Pomeranian)
10.11           10      Option Agreement dated July 18, 1997, between Polish Oil and Gas           Incorporated by
                          Company, FX Energy, Inc. and Apache Overseas, Inc.                         Reference(5)
10.12           10      Participation Agreement dated effective as of April 16, 1997, between      Incorporated by
                          Apache Overseas, Inc. and FX Energy, Inc. pertaining to the Lublin         Reference(6)
                          Concessions
10.13           10      Letter Agreement dated February 27, 1998, between FX Energy, Inc. and      Incorporated by
                          Apache Overseas, Inc. regarding modification to all agreements for         Reference(7)
                          acreage in Poland under established area of mutual interest
10.15           10      Participation Option Agreement dated effective February 27, 1998,          Incorporated by
                           between FX Energy, Inc. and Apache Overseas, Inc. pertaining to the       Reference(7)
                           Pomeranian Concession
10.16           10      Prospect Agreement between Apache Poland Sp. z o.o. and FX Energy Poland   Incorporated by
                          Sp. z o.o. dated April 17, 1998                                            Reference(8)
10.24           10      Agreement between Apache Overseas, Inc. and FX Energy, Inc. dated          Incorporated by
                          effective January 1, 1999, pertaining to oil and gas operations in         Reference(9)
                          Poland
10.26           10      Frontier Oil Exploration Company 1995 Stock Option and Award Plan*         Incorporated by
                                                                                                     Reference(10)
10.27           10      Form of FX Energy, Inc. 1996 Stock Option and Award Plan*                  Incorporated by
                                                                                                     Reference(4)
10.28           10      Form of FX Energy, Inc. 1997 Stock Option and Award Plan*                  Incorporated by
                                                                                                     Reference(9)
10.29           10      Form of FX Energy, Inc. 1998 Stock Option and Award Plan*                  Incorporated by
                                                                                                     Reference(9)
10.30           10      Employment Agreements between FX Energy, Inc. and each of David Pierce     Incorporated by
                          and Andrew Pierce, effective January 1, 1995*                              Reference(2)
10.31           10      Amendments to Employment Agreements between FX Energy, Inc. and each of    Incorporated by
                          David Pierce and Andrew Pierce, effective May 30, 1996*                    Reference(11)
10.32           10      Form of Stock Option with related schedule (D. Pierce and A. Pierce)*      Incorporated by
                                                                                                     Reference(2)
10.33           10      Form of Stock Option granted to D. Pierce and A. Pierce*                   Incorporated by
                                                                                                     Reference(2)

               SEC
 Exhibit    Reference
  Number      Number                                Title of Document                                  Location
----------  ----------- -------------------------------------------------------------------------- -----------------

10.34           10      Form of Non-Qualified Stock Option with related schedule*                  Incorporated by
                                                                                                     Reference(10)
10.35           10      Letter Agreement dated effective August 3, 1995, between Lovejoy           Incorporated by
                          Associates, Inc. and FX Energy, Inc. re: Financial Consulting              Reference(10)
                          Engagement*
10.36           10      Letter Agreement dated effective August 3, 1995, between Lovejoy           Incorporated by
                          Associates, Inc. and FX Energy, Inc. re: Indemnification                   Reference(10)
10.37           10      Non-Qualified Stock Option granted to Thomas B. Lovejoy*                   Incorporated by
                                                                                                     Reference(10)
10.38           10      Letter Agreement dated effective December 31, 1997, between FX Energy,     Incorporated by
                          Inc. and Lovejoy Associates, Inc. re: Extension of Consulting              Reference(7)
                          Engagement*
10.39           10      Employment Agreement between FX Energy, Inc. and Jerzy B. Maciolek*        Incorporated by
                                                                                                     Reference(11)
10.40           10      Addendum to Employment Agreement between FX Energy, Inc. and Jerzy B.      Incorporated by
                          Maciolek*                                                                  Reference(7)
10.41           10      Second Addendum to Employment Agreement between FX Energy, Inc. and        Incorporated by
                          Jerzy B. Maciolek*                                                         Reference(7)
10.42           10      Employment Agreement between FX Energy, Inc. and Scott J. Duncan*          Incorporated by
                                                                                                     Reference(7)
10.43           10      Form of Indemnification Agreement between FX Energy, Inc. and certain      Incorporated by
                          directors, with related schedule*                                          Reference(4)
10.44           10      Form of Option granted to executive officers and directors, with related   Incorporated by
                          schedule*                                                                  Reference(4)
10.52           10      Form of Indemnification Agreement between FX Energy, Inc. and certain      Incorporated by
                          directors, with related schedule                                           Reference(9)
10.53           10      Agreement on Cooperation in Exploration of Hydrocarbons on Foresudetic     Incorporated by
                          Monocline dated April 11, 2000, between Polskie Gornictwo Naftowe I        Reference(12)
                          Gazownictwo S.A. (POGC) and FX Energy Poland, Sp. z o.o. relating to
                          Fences project area
10.54           10      Agreement effective as of January 1, 2000, between FX Energy, Inc. and     Incorporated by
                          Apache Overseas, Inc.                                                      Reference(13)
10.55           10      Option extensions with related schedules                                   Incorporated by
                                                                                                     Reference(13)
10.56           10      Poland 2001 Agreement dated as of January 1, 2001, between Apache          Incorporated by
                          Overseas, Inc. and FX Energy, Inc.                                         Reference(14)
10.57           10      US$5,000,000 9.5% Convertible Secured Note dated as of March 9, 2001       Incorporated by
                                                                                                   Reference(14)
10.58           10      Form of Pledge Agreement FX Energy Poland Sp. z o.o. and Rolls Royce       Incorporated by
                          Power Ventures Limited dated March 9, 2001, and related schedules        Reference(14)


               SEC
 Exhibit    Reference
  Number      Number                                Title of Document                                  Location
----------  ----------- -------------------------------------------------------------------------- -----------------
 Item 21                Subsidiaries of the Registrant
--------------------------------------------------------------------------------------------------
21.1                    Schedule of Subsidiaries                                                   Incorporated by
                                                                                                     Reference(7)

 Item 23                Consents of Experts and Counsel
--------------------------------------------------------------------------------------------------
23.1            23      Consent of PricewaterhouseCoopers LLP, independent accountants             This Filing
23.2            23      Consent of Larry D. Krause, Petroleum Engineer                             This Filing
23.3            23      Consent of Troy-Ikoda Limited, Petroleum Engineers                         This Filing
-----------------------

* Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit.

(1) Incorporated by reference from the proxy statement respecting the 1997 annual meeting of stockholders.
(2) Incorporated by reference from the registration statement on Form SB-2, SEC File No. 33-88354-D.
(3)  Incorporated by reference from the report on Form 8-K dated April 4, 1997.
(4) Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 1996.
(5) Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended September 30, 1997.
(6)  Incorporated by reference from the report on Form 8-K dated August 6, 1997.
(7) Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 1997.
(8)  Incorporated by reference from the report on Form 8-K dated April 20, 1998.
(9) Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 1999.
(10) Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 1995.
(11) Incorporated by reference from the registration statement on Form S-1, SEC File No.333-05583.
(12) Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended March 31, 2000.
(13) Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 2000.
(14) Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2000.

         (b)      Reports on Form 8-K.

         During the quarter ended December 31, 2001, we filed the following items on Form 8-K:

              Date of Event Reported               Item(s) Reported
            ---------------------------  -------------------------------------
                 October 3, 2001           Item 9. Regulation FD Disclosure

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 15, 2002.                      FX ENERGY, INC. (Registrant)

                                             David N. Pierce, President and
                                             Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  April 15, 2002
                           /s/ David N. Pierce
                           -----------------------------------------------------
                           David N. Pierce, Director and President
                           (Principal Executive Officer)

                           /s/ Andrew W. Pierce
                           -----------------------------------------------------
                           Andrew W. Pierce, Director and Vice President (Principal Operations Officer)

                           /s/ Jerzy B. Maciolek
                           -----------------------------------------------------
                           Jerzy B. Maciolek, Director and Vice President International Exploration

                           /s/ Thomas B. Lovejoy
                           -----------------------------------------------------
                           Thomas B. Lovejoy, Director, Chief Financial Officer and Vice Chairman (Principal Financial Officer)

                           /s/ Scott J. Duncan
                           -----------------------------------------------------
                           Scott J. Duncan, Director, Vice President
                           Investor Relations and Secretary (Principal
                           Accounting Officer)

                           /s/ Peter L. Raven
                           -----------------------------------------------------
                           Peter L. Raven, Director

                           /s/ Dennis B. Goldstein
                           -----------------------------------------------------
                           Dennis B. Goldstein, Director

                             PRICEWATERHOUSECOOPERS


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of FX Energy, Inc. and its subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of FX Energy, Inc., and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 13, 2002

                        FX ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        As of December 31, 2001 and 2000


                                                                                                2001              2000
                                                                                          -----------------  ----------------
ASSETS
Current assets:
    Cash and cash equivalents............................................................ $     3,157,427    $     1,079,038
    Investment in marketable debt securities.............................................              --          1,281,993
    Receivables:
        Accrued oil sales................................................................         478,857            250,954
        Joint interest and other receivables.............................................          49,075            175,698
    Inventory............................................................................          87,260             87,920
    Other current assets.................................................................          95,004             80,313
                                                                                          -----------------  ----------------
            Total current assets.........................................................       3,867,623          2,955,916
                                                                                          -----------------  ----------------

Property and equipment, at cost:
    Oil and gas properties (successful efforts method):
        Proved...........................................................................       4,789,252          4,318,056
        Unproved.........................................................................         655,523          3,031,863
    Other property and equipment.........................................................       3,587,433          3,333,791
                                                                                          -----------------  ----------------
        Gross property and equipment.....................................................       9,032,208         10,683,710
    Less accumulated depreciation, depletion and amortization............................      (4,090,293)        (3,428,649)
                                                                                          -----------------  ----------------
            Net property and equipment...................................................       4,941,915          7,255,061
                                                                                          -----------------  ----------------

Other assets:
    Certificates of deposit..............................................................         356,500            356,500
    Deposits.............................................................................           2,789              2,789
                                                                                          -----------------  ----------------
            Total other assets...........................................................         359,289            359,289
                                                                                          -----------------  ----------------

Total assets............................................................................. $     9,168,827    $    10,570,266
                                                                                          =================  ================

                                   -Continued-

 The accompanying notes are an integral part of these consolidated financial statements



                        FX ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        As of December 31, 2001 and 2000
                                   -Continued-


                                                                                                2001              2000
                                                                                          -----------------  ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable..................................................................... $       492,306    $       598,926
    Accrued liabilities..................................................................       2,816,561          1,740,604
                                                                                          -----------------  ----------------
            Total current liabilities....................................................       3,308,867          2,339,530

Long-term debt:
    Note payable.........................................................................       4,906,916                 --
                                                                                          -----------------  ----------------

            Total liabilities............................................................       8,215,783          2,339,530
                                                                                          -----------------  ----------------

Commitments (Note 7)

Stockholders' equity:
    Preferred stock, $.001 par value, 5,000,000 shares authorized as of
        December 31, 2001 and 2000; no shares outstanding................................              --                 --
    Common stock, $.001 par value, 100,000,000 shares authorized as of December 31,
        2001 and 2000; 17,913,575 shares issued as of December 31, 2001 and 2000.........          17,914             17,914
    Treasury stock, at cost, 285,340 and 233,340  shares as of December 31, 2001 and
        2000, respectively...............................................................        (909,815)          (773,055)
    Note receivable from stock option exercise...........................................              --           (156,000)
    Deferred compensation from stock option modifications................................         (54,688)          (913,485)
    Additional paid in capital...........................................................      49,910,078         49,655,675
    Accumulated deficit..................................................................     (48,010,445)       (39,600,313)
                                                                                          -----------------  ----------------
            Total stockholders' equity...................................................         953,044          8,230,736
                                                                                          -----------------  ----------------

Total liabilities and stockholders' equity............................................... $     9,168,827    $    10,570,266
                                                                                          =================  ================


                The accompanying notes are an integral part of these consolidated financial statements

                                                        F-3

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Operations
                              For the years ended December 31, 2001, 2000 and 1999


                                                                              2001               2000              1999
                                                                        ----------------  -----------------  ----------------
Revenues:
    Oil and gas sales.................................................. $     2,229,064   $     2,520,779    $     1,554,474
    Oilfield services..................................................       1,583,811         1,290,055            864,689
                                                                        ----------------  -----------------  ----------------
        Total revenues.................................................       3,812,875         3,810,834          2,419,163
                                                                        ----------------  -----------------  ----------------

Operating costs and expenses:
    Lease operating expenses...........................................       1,329,505         1,169,478            899,258
    Production taxes...................................................          28,799           178,921             63,141
    Geological and geophysical costs...................................       2,909,270         4,679,391          1,959,422
    Exploratory dry hole costs.........................................       3,051,334         2,034,206          1,001,433
    Impairment of oil and gas properties...............................         583,855           674,158             92,605
    Oilfield services costs............................................       1,300,713         1,084,129            641,871
    Depreciation, depletion and amortization...........................         661,644           385,807            494,052
    Amortization of deferred compensation (G&A)........................       1,077,547           652,489                 --
    Apache Poland general and administrative costs.....................         575,303           956,936                 --
    Other general and administrative costs (G&A).......................         882,985         2,654,430          2,961,878
                                                                        ----------------  -----------------  ----------------
        Total operating costs and expenses.............................      12,400,955        14,469,945          8,113,660
                                                                        ----------------  -----------------  ----------------

Operating loss.........................................................      (8,588,080)      (10,659,111)        (5,694,497)
                                                                        ----------------  -----------------  ----------------

Other income (expense):
    Interest and other income..........................................         542,824           557,080            511,636
    Interest expense...................................................        (330,816)           (2,422)            (7,997)
    Impairment of notes receivable.....................................         (34,060)         (738,177)          (665,512)
                                                                        ----------------  -----------------  ----------------
        Total other income (expense)...................................         177,948          (183,519)          (161,873)
                                                                        ----------------  -----------------  ----------------

Net loss............................................................... $    (8,410,132)  $   (10,842,630)   $    (5,856,370)
                                                                        ================  =================  ================

Basic and diluted net loss per share................................... $         (0.48)  $          (.66)   $          (.41)
                                                                        ================  =================  ================

Basic and diluted weighted average number of shares
    outstanding........................................................      17,672,684        16,435,436         14,198,724
                                                                        ================  =================  ================


                The accompanying notes are an integral part of these consolidated financial statements

                                                            F-4

                                                FX ENERGY, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Cash Flows
                                      For the years ended December 31, 2001, 2000 and 1999


                                                                              2001               2000              1999
                                                                        ----------------  -----------------  ----------------
Cash flows from operating activities:
    Net loss........................................................... $    (8,410,132)  $   (10,842,630)   $    (5,856,370)

    Adjustments to reconcile net loss to net cash used in
      operating activities:
            Depreciation, depletion and amortization...................         661,644           385,807            494,052
            Impairment of oil and gas properties.......................         583,855           674,158             92,605
            Impairment of notes receivable.............................          34,060           738,177            665,512
            Accrued interest income from notes receivable..............         (14,820)         (140,359)          (134,295)
            Gain on sale of property interests.........................         (28,864)               --                 --
            Exploratory dry hole costs.................................       3,051,334         2,034,206          1,001,433
            Common stock and stock options issued for services.........          35,653            80,813            302,687
            Amortization of deferred compensation (G&A)................       1,077,547           652,489                 --
    Increase (decrease) from changes in working capital items:
        Receivables....................................................        (101,280)           74,496           (100,044)
        Inventory......................................................             660           (21,559)             1,966
        Other current assets...........................................         (14,691)           45,693            (59,953)
        Accounts payable and accrued liabilities.......................        (122,696)          236,757            608,285
                                                                        ----------------  -----------------  ----------------
            Net cash used in operating activities......................      (3,247,730)       (6,081,952)        (2,984,122)
                                                                        ----------------  -----------------  ----------------

Cash flows from investing activities:
    Additions to oil and gas properties................................        (754,500)       (6,988,314)        (1,224,688)
    Additions to other property and equipment..........................        (245,414)         (812,340)          (137,094)
    Net change in other assets.........................................              --                --             (2,789)
    Proceeds from sale of property interests...........................          44,040                --              6,000
    Purchase of marketable debt securities.............................              --        (6,314,990)        (6,617,089)
    Proceeds from marketable debt securities...........................       1,281,993        10,282,000          4,298,000
                                                                        ----------------  -----------------  ----------------
        Net cash provided by (used) in investing activities............         326,119        (3,833,644)        (3,677,660)
                                                                        ----------------  -----------------  ----------------

Cash flows from financing activities:
    Proceeds from loan and gas purchase option agreement...............       5,000,000                --                 --
    Notes receivable from officers.....................................              --                --           (597,563)
    Proceeds from issuance of common stock, net of offering costs......              --         9,272,453          7,053,552
    Proceeds from exercise of stock options and warrants...............              --           102,944             13,250
                                                                        ----------------  -----------------  ----------------
        Net cash provided by financing activities......................       5,000,000         9,375,397          6,469,239
                                                                        ----------------  -----------------  ----------------

Net increase or (decrease) in cash and cash equivalents................       2,078,389          (540,199)          (192,543)
Cash and cash equivalents at beginning of year.........................       1,079,038         1,619,237          1,811,780
                                                                        ----------------  -----------------  ----------------
Cash and cash equivalents at end of year............................... $     3,157,427   $     1,079,038    $     1,619,237
                                                                        ================  =================  ================

                     The accompanying notes are an integral part of these consolidated financial statements

                                                                 F-5

                                               FX ENERGY, INC. AND SUBSIDIARIES
                                         Consolidated Statement of Stockholders' Equity
                                      For the years ended December 31, 2001, 2000 and 1999



                             Common Stock               Notes and     Notes      Deferred
                        -------------------             Interest    Receivable Compensation
                                  Par Value            Receivable   From Stock    from        Additional                  Total
                          Shares  $.001 Per  Treasury     from        Option   Stock Option    Paid in   Accumulated   Stockholders'
                          Issued    Share      Stock     Officers     Exercise  Modifications   Capital     Deficit        Equity
                        ---------- ------- ---------   -----------  ---------- ------------- -----------  ------------ ------------
December 31, 1998.......13,054,503 $13,055 $      --   $(1,304,527) $      --  $        --   $31,112,861  $(22,901,313)$  6,920,076
 Sale of common stock,
  net of offering costs. 1,792,500   1,792        --            --         --           --     7,051,760            --    7,053,552
 Exercise of stock
  options and warrants..     2,000       2        --            --         --           --        13,248            --       13,250
 Advances to officers...        --      --        --      (597,563)        --           --            --            --     (597,563)
 Interest on notes
  receivable............        --      --        --      (134,295)        --           --            --            --     (134,295)
 Impairment of notes
  receivable from
  officers..............        --      --        --       665,512         --           --            --            --      665,512
 Options issued for
  services..............        --      --        --            --         --           --       302,687            --      302,687
 Net loss for year......        --      --        --            --         --           --            --    (5,856,370)  (5,856,370)
                        ---------- ------- ----------- ------------------------------------- ------------ --------------------------
Balance as of
 December 31, 1999......14,849,003  14,849        --    (1,370,873)        --           --    38,480,556   (28,757,683)   8,366,849
 Sale of common stock,
  net of offering costs. 2,969,000   2,969        --            --         --           --     9,269,484            --    9,272,453
 Exercise of stock
  options and warrants..    95,572      96        --            --         --           --       258,848            --      258,944
 Interest on notes
  receivable............        --      --        --      (140,359)        --           --            --            --     (140,359)
 Impairment of notes
  receivable from
  officers..............        --      --        --       738,177         --           --            --            --      738,177
 233,340 shares tendered
  for payment of notes
  receivable and accrued
  interest..............        --      --  (773,055)      773,055         --           --            --            --           --
 Recourse note from
  stock option exercise.        --      --        --            --   (156,000)          --            --            --     (156,000)
 Deferred compensation
  from stock option
  modifications.........        --      --        --            --         --   (1,565,974)    1,565,974            --           --
 Amortization of
  deferred compensation.        --      --        --            --         --      652,489            --            --      652,489
 Options issued for
  services..............        --      --        --            --         --           --        80,813            --       80,813
 Net loss for year......        --      --        --            --         --           --            --   (10,842,630) (10,842,630)
                        --------- ------- ----------- ------------------------------------- ------------ --------------------------
Balance as of
 December 31, 2000......17,913,575  17,914  (773,055)           --   (156,000)    (913,485)   49,655,675   (39,600,313)   8,230,736
 Interest on notes
  receivable............        --      --        --            --    (14,820)          --            --            --      (14,820)
 Impairment of notes
  receivable............        --      --        --            --     34,060           --            --            --       34,060
 52,000 shares tendered
  for payment of notes
  receivable and accrued
  interest..............        --      --  (136,760)           --    136,760           --            --            --           --
 Deferred compensation
  from stock option
  modifications.........        --      --        --            --         --     (218,750)      218,750            --           --
 Amortization of
  deferred compensation.        --      --        --            --         --    1,077,547            --            --    1,077,547
 Options issued for
  services..............        --      --        --            --         --           --        35,653            --       35,653
 Net loss for year......        --      --        --            --         --           --            --    (8,410,132)  (8,410,132)
                        ---------- ------- ----------- ------------------------------------- ------------ -------------------------
Balance as of
 December 31, 2001......17,913,575 $17,914 $(909,815)  $        --  $      --  $   (54,688)  $49,910,078  $(48,010,445)$    953,044
                        ========== ======= =========== ===================================== ============ =========================


                         The accompanying notes are an integral part of these consolidated financial statements

                                                                    F-6

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements


Note 1:  Summary of Significant Accounting Policies

         Organization

FX Energy, Inc., a Nevada corporation, and its subsidiaries (collectively referred to hereinafter as the "Company") is an independent energy company with activities concentrated within the upstream oil and gas industry. In Poland, the Company has projects involving the exploration and exploitation of oil and gas prospects with the Polish Oil and Gas Company ("POGC") and Apache Corporation ("Apache"). In the United States, the Company produces oil from fields in Montana and Nevada and has an oilfield services company in northern Montana that performs contract drilling and well servicing operations.

         Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and the Company's undivided interests in Poland. All significant inter-company accounts and transactions have been eliminated in consolidation. At December 31, 2001, the Company owned 100% of the voting common stock or other equity securities of its subsidiaries.

         Cash Equivalents

The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Concentration of Credit Risk

The majority of the Company's receivables are within the oil and gas industry, primarily from the purchasers of its oil and gas, fees generated from oilfield services and its industry partners. The receivables are not collateralized. To date, the Company has experienced minimal bad debts. The majority of the Company's cash and cash equivalents is held by three financial institutions in Utah, Montana and New York.

         Inventory

Inventory consists primarily of tubular goods and production related equipment and is valued at the lower of average cost or market.

         Oil and Gas Properties

The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether an individual well has found proved reserves. If it is determined that an exploratory well has not found proved reserves, the costs of the well are expensed. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are not considered to be realizable. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties is provided on a property-by-property basis using the unit-of-production method.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -


The computation of DD&A takes into consideration dismantlement, restoration and abandonment costs and the anticipated proceeds from equipment salvage. The estimated dismantlement, restoration and abandonment costs are expected to be substantially offset by the estimated residual value of lease and well equipment. An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the related fair value determined on a property-by-property basis. Gains and losses are recognized on sales of entire interests in proved and unproved properties. Sales of partial interests are generally treated as a recovery of costs and any resulting gain or loss is recorded as other income. (Note 14)

         Other Property and Equipment

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

The historical cost of other property and equipment, presented on a gross basis before accumulated depreciation, is summarized as follows:

                                                                                    December 31,            Estimated
                                                                             ----------------------------  Useful Life
                                                                                 2001           2000        (in years)
                                                                             -------------  -------------  -------------
                                                                                     (In thousands)
         Other property and equipment:
             Oilfield servicing equipment................................... $      2,730   $      2,509        6
             Trucks.........................................................          262            236        5
             Building.......................................................           96             95        40
             Office equipment and furniture.................................          499            494      3 to 6
                                                                             -------------  -------------
                 Total.......................................................$      3,587   $      3,334
                                                                             =============  =============

         Supplemental Disclosure of Cash Flow Information

Non-cash investing and financing  transactions not reflected in the consolidated statements of cash flows include the following:
                                                                                          Year Ended December 31,
                                                                                     -----------------------------------
                                                                                       2001         2000        1999
                                                                                     ----------  ----------- -----------
                                                                                               (In thousands)
         Non-cash investing transactions:
             Additions to properties included in current liabilities................ $    999    $      --   $      63
             Non-cash consideration received from the sale of equipment.............       --           23          --
                                                                                     ----------  ----------- -----------
                 Total.............................................................. $    999    $      23   $      63
                                                                                     ==========  =========== ===========
         Non-cash financing transactions:
             Shares tendered for payment of notes receivable and accrued interest... $    137    $     773   $      --
             Recourse note receivable from stock option exercise....................       --          156          --
                                                                                     ----------  ----------- -----------
                 Total.............................................................. $    137    $     929   $      --
                                                                                     ==========  =========== ===========

Supplemental disclosure of cash paid for interest and income taxes:
                                                                                           Year Ended December 31,
                                                                                     -----------------------------------
                                                                                        2001         2000        1999
                                                                                     ----------  ----------- -----------
                                                                                                (In thousands)
         Supplemental disclosure:
             Cash paid during the year for interest................................  $      2    $      2    $       8
             Cash paid during the year for income taxes............................        --          --           --

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -


         Revenue Recognition

Revenues associated with oil and gas sales are recorded when the title passes and are net of royalties. Oilfield service revenues are recognized when the related service is performed.

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

         Reclassifications

Certain balances in the 2000 financial statements have been reclassified to conform to the current year presentation. These changes had no effect on total assets, total liabilities, stockholders' equity or net loss.

         Foreign Operations

The Company's investments and operations in Poland are comprised of U.S. Dollar expenditures.

         Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to the consolidated financial statements include the unaudited estimates of proved oil and gas reserve quantities and the related future net cash flows.

         Net Loss Per Share

Basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net loss by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants and convertible preferred stock.

Outstanding options and warrants as of December 31, 2001, 2000 and 1999 were as follows:

                                                  Options and
                                                   Warrants        Price Range
                                                  -----------   ----------------
         Balance sheet date:
           December 31, 2001...................    5,885,585     $1.50 - $10.25
           December 31, 2000...................    4,572,917     $1.50 - $10.25
           December 31, 1999...................    4,167,073     $1.50 - $10.25

The Company had a net loss in 2001, 2000 and 1999. The above options and warrants were not included in the computation of diluted earnings per share for 2001, 2000 or 1999 because the effect would have been antidilutive.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -


Note 2:  Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. The Company has incurred substantial operating losses and negative cash flows from operations since inception and had an accumulated deficit of $48.0 million at December 31, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. To date, the Company has financed its operations principally through the sale of equity securities, issuance of debt securities and through agreements with industry partners that funded the Company's share of costs in certain exploratory activities in order to earn an interest in the Company's properties. As of the date of this report, the Company did not have a commitment from a third party to provide any additional funding for its ongoing operations.

As of December 31, 2001, the Company had $3,157,427 of cash and cash equivalents, working capital of $558,756 and long term debt with a principal amount of $5.0 million due on or before March 9, 2003. The Company believes that its cash position, along with positive cash flow generated from its United States E&P and United States oilfield services segments, will be sufficient to cover the Company's minimum operating commitments during 2002, excluding $2,678,477 of accrued costs pertaining to its Fences project area in Poland. During 2002, management hopes to enter into a farm-out arrangement with an industry partner under which the partner will pay the $2,678,477 of accrued costs, in addition to the remaining $6,632,091 of the Company's $16 million work commitment that has yet to be incurred. There is no assurance that the Company will be able to successfully complete such a farm-out . In addition, in order to sustain positive cash balances without raising additional capital in 2002, overhead costs will have to be reduced substantially.

On March 9, 2001, the Company signed a $5.0 million, 9.5% loan agreement and gas purchase option agreement with Rolls Royce Power Ventures ("RRPV"), which is due on or before March 9, 2003, unless before March 9, 2003 RRPV elects to convert the loan to restricted common stock at $5.00 per share. The loan was interest free for the first year. RRPV did not exercise its option to purchase gas from the Company's Polish properties. Unless RRPV elects to convert the loan to restricted common stock at $5.00 per share prior to March 9, 2003, the Company must raise additional capital to pay off the principal amount of the loan plus accrued interest. As collateral for the loan, the Company granted RRPV a lien on most of its Polish property interests.

The Company's long-term success or failure is largely dependent on the outcome of its exploration, production and acquisition activities in Poland. The Company's ability to continue its ongoing oil and gas activities in Poland is dependent on accessing additional capital. The availability of such capital will effect the timing, pace, scope and amount of the Company's future capital expenditures. There can be no assurance the Company will be able to obtain additional financing, reduce expenses or successfully complete other steps to continue as a going concern. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it may be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. Such events would materially and adversely affect the Company's financial position and results of operations.

Note 3:  Investment in Marketable Debt Securities

The Company follows the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2000, the Company's marketable debt securities were classified as available for sale, consisted of corporate bonds with remaining contractual maturities of less than twelve months, and had a carrying amount that approximated market value.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -


Note 4:  Performance Bond Deposits

As of December 31, 2001 and 2000, the Company had a replacement bond to a federal agency in the amount of $463,000, which was collateralized by certificates of deposit totaling $231,500. In addition, there are certificates of deposit totaling $125,000 covering performance bonds in other states.

Note 5:  Accrued Liabilities

The Company's accrued liabilities as of December 31, 2001 and 2000 were composed of the following:

                                                          December 31,
                                                   ----------------------------
                                                       2001           2000
                                                   -------------  -------------
                                                         (In thousands)
         Accrued liabilities:
             Compensation costs................... $         --   $      1,388
             Contractual bonus....................           --            300
             Exploratory dry hole costs...........          880             --
             Seismic costs........................        1,798             --
             Other costs..........................          139             53
                                                   -------------  -------------
                 Total............................ $      2,817   $      1,741
                                                   =============  =============


Effective December 31, 2001, the Company's employees waived their entitlements to all unpaid compensation and contractual bonus costs as of that date in an effort to conserve the Company's capital. Accordingly, there are no outstanding accrued compensation or accrued contractual bonus amounts as of December 31, 2001.

Note 6:  Notes Payable

On March 9, 2001, the Company signed a $5.0 million, 9.5% loan agreement and gas purchase option agreement with Rolls Royce Power Ventures ("RRPV"). The proceeds from the loan are to be used for exploration and development of additional gas reserves in Poland. The loan was interest free for the first year. In consideration for the loan, the Company granted RRPV an option to purchase up to 17 Mmcf of gas per day from the Company's properties in Poland, subject to availability, exercisable on or before March 9, 2002. The option to purchase gas from the Company's Polish properties was not exercised by RRPV. In accordance with the loan agreement, the entire principal amount plus accrued interest is due on or before March 9, 2003, unless RRPV elects to convert the loan to restricted common stock at $5.00 per share, the market value of the Company's common stock at the time the terms with RRPV were finalized, on or before March 9, 2003. As collateral for the loan, the Company granted RRPV a lien on most of the Company's Polish property interests.

As of December 31, 2001, the Company had received $5.0 million from RRPV under this arrangement. For financial reporting purposes, the Company imputed interest expense for the first year at 9.5%, or $433,790, to be amortized ratably over the one-year interest free period and recorded an option premium of $433,790 pertaining to granting RRPV an option to purchase gas from the Company's properties in Poland, to be amortized ratably to other income over the one-year option period.

Note 7:  Commitments

         Fences Project Area

On April 11, 2000, the Company signed an agreement with POGC under which the Company will earn a 49.0% working interest in approximately 300,000 gross acres in west central Poland (the "Fences" project area) by spending $16.0 million for agreed drilling, seismic acquisition and other related activities.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -


During 2000, the Company paid $6,689,432 to POGC under the agreement, including $4,586,063 for drilling activities and $2,103,369 for 3-D seismic activities, leaving a remaining commitment of $9,310,568. During 2001, the Company did not make any additional cash payments to POGC relating to this agreement. As of December 31, 2001, the Company had accrued $2,678,477 of additional costs pertaining to the Fences project area $16.0 million commitment, including $880,121 for drilling activities and $1,798,356 for 3-D seismic activities.

         Apache Exploration Program

The Apache Exploration Program consists of various agreements signed between the Company and Apache during 1997 through 2001. The initial primary terms of the Apache Exploration Program included a commitment by Apache to cover the Company's share of costs to drill ten exploratory wells, to acquire 2,000 kilometers of 2-D seismic and cover the Company's share of other specified costs to earn a fifty-percent interest in the Company's Lublin Basin and Carpathian project areas. As of December 31, 2000, Apache had completed all of its requirements under the terms of the Apache Exploration Program.

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

On July 1, 1996, the Company entered into a three-year employment agreement with Jerzy B. Maciolek, an officer of the Company. In the event the employment contract is terminated by the Company, other than for cause, or by Mr. Maciolek for cause or because of a change in control of the Company, Mr. Maciolek is entitled to a termination payment equal to any accrued but unpaid salary, unreimbursed expenses, benefits, and his salary for the remaining term of the employment agreement. Additionally, all options held by Mr. Maciolek shall immediately vest and not be forfeited. The employment agreement is automatically extended for an additional one year upon each anniversary date of the effective date unless otherwise terminated pursuant to the terms thereof.

Note 8:  Income Taxes

The Company recognized no income tax benefit from the losses generated during 2001, 2000 and 1999. The components of the net deferred tax asset as of December 31, 2001 and 2000 are as follows:

                                                                                                   December 31,
                                                                                            ----------------------------
                                                                                                2001           2000
                                                                                            -------------  -------------
                                                                                                  (In thousands)
         Deferred tax liability:
             Property and equipment basis differences...................................... $       (349)  $       (213)
         Deferred tax asset:
             Net operating loss carryforwards:
                 United States.............................................................       12,174         11,340
                 Poland....................................................................        3,893          2,771
             Oil and gas properties........................................................        1,218          1,218
             Impairment of notes receivable from officers..................................           --            523
             Options issued for services...................................................          143            143
             Other.........................................................................           10            331
             Valuation allowance...........................................................      (17,089)       (16,113)
                                                                                            -------------  -------------
                 Total..................................................................... $         --   $         --
                                                                                            =============  =============


                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -

The change in the valuation allowance during 2001, 2000 and 1999 is as follows:

                                                                                      Year Ended December 31,
                                                                             -------------------------------------------
                                                                                 2001           2000           1999
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
         Valuation allowance:
             Balance, beginning of year..................................... $   (16,113)   $    (12,848)  $    (10,685)
             Decrease due to property and equipment basis differences.......         136             109              4
             Increase due to net operating loss.............................      (1,956)         (2,931)        (1,989)
             Other..........................................................         844            (443)          (178)
                                                                             -------------  -------------  -------------
                 Total...................................................... $   (17,089)   $    (16,113)  $    (12,848)
                                                                             =============  =============  =============

SFAS No. 109 "Accounting for Income Taxes" requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and expansion of the Company's oil and gas producing activities. The risks associated with that growth requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided at December 31, 2001 and 2000.

         United States NOL

At December 31, 2001, the Company had net operating loss ("NOL") carryforwards in the United States of approximately $32,637,000 available to offset future taxable income, of which approximately $18,749,000 expires from 2008 through 2012 and 13,888,000 expires subsequent to 2017. The utilization of the NOL carryforwards against future taxable income in the United States may become subject to an annual limitation if there is a change in ownership. The NOL carryforwards in the United States include $6,326,000 relating to tax deductions resulting from the exercise of stock options. The tax benefit from adjusting the valuation allowance related to this portion of the NOL carryforward will be credited to additional paid-in capital.

         Polish NOL

As of December 31, 2001, the Company had NOL carryforwards in Poland totaling approximately $10,438,340, including $1,925,220 $5,734,913 and $2,778,207 generated in 2001, 2000 and 1999, respectively. The NOL carryforwards may be carried forward five years in Poland. However, no more than fifty-percent of the NOL carryforwards for any given year may be applied against Polish income in succeeding years.

Note 9:  Private Placement of Common Stock

During 2000, the Company completed a private placement of 2,969,000 shares of common stock that resulted in net proceeds of $9,272,453 ($10,391,500 gross). The proceeds from this placement were used to partially fund ongoing exploration and development activities in Poland and for general corporate purposes.

Note 10: Stock Options and Warrants

         Equity Compensation Plans

The Company's equity compensation consists of annual Stock Option and Award Plans that are each subject to approval by the Board of Directors and are subsequently presented for approval by the shareholders at each of the Company's annual meetings. As of December 31, 2001, all prior year Stock Option and Award Plans had issued the maximum allowed options, except for the Company's 2000 Stock Option and Award Plan, which had outstanding options to purchase 412,585 shares out of a maximum total of 600,000 authorized shares. As of December 31, 2001, The Company has submitted the 2001 Stock Option and Award Plan, which includes a maximum of 600,000 options, for shareholder approval at the 2002 annual shareholders' meeting. As of the date of this report, no options had been issued under the 2001 Stock Option and Award Plan.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -


The following table summarizes information regarding the Company's stock option and award plans as of December 31, 2001:

                                                                                              Weighted
                                                                                              Average       Number of
                                                                             Number of        Exercise        Shares
                                                                               Shares         Price of      Available
                                                                             Authorized     Outstanding     for Future
                                                                             Under Plan        Shares        Issuance
                                                                            -------------  --------------- -------------
          Equity compensation plans approved by shareholders:
            1995 Stock  Option and Award Plan...............................     500,000   $         8.38            --
            1996 Stock  Option and Award Plan...............................     500,000             6.65            --
            1997 Stock  Option and Award Plan...............................     500,000             7.79            --
            1998 Stock  Option and Award Plan...............................     500,000             6.46            --
            1999 Stock  Option and Award Plan...............................     500,000             4.40            --
            2000 Stock Option and Award Plan................................     600,000             2.44       187,415
                                                                            -------------  --------------- -------------
              Total.........................................................   3,100,000   $         6.09       187,415
                                                                            =============  =============== =============
          Equity compensation plans presented for approval by shareholders:
            2001 Stock Option and Award Plan................................     600,000   $           --       600,000
                                                                            -------------  --------------- -------------
              Total.........................................................     600,000   $           --       600,000
                                                                            =============  =============== =============

All stock option and award plans are administered by a committee (the "Committee") consisting of the board of directors or a committee thereof. At its discretion, the Committee may grant stock, incentive stock options ("ISOs") or non-qualified options to any employee, including officers. In addition to the options granted under the stock option plans, the Company also issues non-qualified options outside the stock option plans. The granted options have terms ranging from five to seven years and vest over periods ranging from the date of grant to three years. Under terms of the stock option award plans, the Company may also issue restricted stock. The Company has not issued any stock awards through the date of this report under the terms of the above stock option and award plans.

As of December 31, 2001, the Company had 5,785,585 options outstanding under the stock option and award plans as well as from other individual grants. The Company applies APB Opinion No. 25 and related interpretations in accounting for options granted under the stock option and award plans and for other option agreements. Had compensation cost for the Company's options been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated in the following table:

                                                                                 2001           2000           1999
                                                                             -------------  -------------  -------------
                                                                              (In thousands, except per share amounts)
         Net loss:
              As reported................................................... $    (8,410)   $    (10,843)  $     (5,856)
              Pro forma.....................................................      (9,925)        (12,733)        (7,930)
         Basic and diluted net loss per share:
              As reported................................................... $     (0.48)   $      (0.66)  $      (0.41)
              Pro forma.....................................................       (0.56)          (0.77)         (0.56)

The effects of applying SFAS No. 123 are not necessarily representative of the effects on the reported net income or loss for future years.

The fair value of each option granted to employees and consultants during 2001, 2000 and 1999 is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were utilized for the Black-Scholes valuation: (1) expected volatility of 78.1% to 82.7% for 2001, 79.8% to 86.6% for 2000 and 80.5% for 1999; (2) expected lives ranging from four to seven years; (3) risk-free interest rates at the date of grant ranging from 3.26% to 4.24%; and, (4) dividend yield of zero for each year.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -


The following table summarizes fixed option activity for 2001, 2000 and 1999:

                                                  2001                       2000                       1999
                                        --------------------------  ------------------------  -------------------------
                                                        Weighted                  Weighted                   Weighted
                                                        Average                   Average                    Average
                                         Number of      Exercise    Number of     Exercise     Number of     Exercise
                                           Shares        Price        Shares       Price        Shares        Price
                                        -------------  -----------  -----------  -----------  ------------  -----------
          Fixed Options Outstanding:
              Beginning of year.........   4,322,917   $      5.15   3,896,501   $      5.25    3,413,667   $      5.18
              Granted...................     501,750          2.44     501,750          4.06      521,000          5.87
              Exercised.................          --           --      (75,000)         3.00       (2,000)         6.63
              Canceled..................     (33,082)         5.00        (334)         8.63      (36,166)         7.92
              Expired...................      (6,000)         5.75          --           --            --           --
                                        -------------               -----------               ------------
                  End of year...........   4,785,585   $      4.87   4,322,917   $      5.15    3,896,501    $     5.25
                                        =============               ===========               ============

          Exercisable at year-end.......   3,669,356   $      5.28   2,744,183   $      5.61    2,872,681    $     4.66
                                        =============               ===========               ============

The weighted average fair value per share of options granted during 2001, 2000 and 1999 was $1.16, $2.56 and $3.61, respectively. The above table excludes RRPV's option to purchase 1,000,000 shares of stock as described in Note 6.

The following table summarizes information about fixed stock options outstanding as of December 31, 2001:

                                                     Outstanding                                 Exercisable
                                ------------------------------------------------------  -------------------------------
                                Weighted Average
                                  Number of           Remaining           Weighted        Number of        Weighted
                Exercise           Options        Contractual Life        Average          Options         Average
              Price Range        Outstanding         (in years)        Exercise Price    Exercisable    Exercise Price
         --------------------------------------  --------------------  ---------------  --------------  ---------------
         $1.50 - $3.00.........     2,298,750           5.24           $         2.76       1,678,000   $        2.84
         $4.06 - $6.75.........     1,366,169           4.64                     5.41         880,690            5.84
         $7.25 - $10.25........     1,120,666           2.85                     8.52       1,110,666            8.53
                                ---------------  --------------------  ---------------  --------------  ---------------
                Total..........     4,785,585           4.22           $         4.87       3,669,356   $        5.28
                                ===============  ====================  ===============  ==============  ===============

The above table excludes RRPV's option to purchase 1,000,000 shares of stock as described in Note 6.

         Warrants

The following table summarizes  changes in outstanding and exercisable  warrants during 2001, 2000 and 1999:
                                             2001                         2000                         1999
                                  ---------------------------  ---------------------------  ---------------------------
                                   Number of       Price        Number of       Price        Number of       Price
                                    Shares         Range         Shares         Range         Shares         Range
                                  ------------ --------------  ------------ --------------  ------------ --------------
          Warrants outstanding:
            Beginning of year...   250,000   $3.00 - $6.90      270,572     $1.65 - $6.90     270,572   $1.65 - $6.90
            Exercised...........        --              --      (20,572)             1.65          --              --
            Expired.............  (150,000)  $        6.90           --                --          --              --
                                  --------                      -------                       -------
              End of year.......   100,000   $        3.00      250,000     $3.00 - $6.90     270,572   $1.65 - $6.90
                                  ========                      =======                       =======

The 100,000 warrants outstanding as of December 31, 2001 are scheduled to expire on August 3, 2002.

         Option and Warrant Extensions

On August 5, 2001, the Company extended the term of options and warrants to purchase 125,000 shares of the Company's common stock that were to expire during 2001 for a period of two years, with a one-year vesting period. In accordance with FIN 44 "Accounting for Certain Transactions Involving Stock Compensation," the Company incurred deferred compensation costs of $218,750 applicable to an officer and a non-officer, to be amortized to expense over the one-year vesting period.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -


On August 4, 2000, the Company extended the term of options and warrants to purchase 678,000 shares of the Company's common stock that were to expire during 2000 for a period of two years, with a one-year vesting period. The Company incurred deferred compensation costs of $1,565,974, including $1,188,332 covering the intrinsic value applicable to officers and employees and $377,642 covering the fair market value calculated using the Black-Scholes model for a consultant, which was amortized to expense over the one-year vesting period.

         Note Receivable from Stock Option Exercises

On November 8, 2000, a former employee exercised an option to purchase 52,000 shares of the Company's common stock at a price of $3.00 per share. The former employee elected to pay for the cost of the exercise by signing a full recourse promissory note with the Company for $156,000. Terms of the note receivable included a three-year term with annual principal payments of $52,000 plus interest accrued at 9.5%. On November 8, 2001, the former employee surrendered 52,000 shares of the Company's common stock in return for cancellation of the note receivable. The Company recorded a loss of $34,060 on the transaction and the acquisition of 52,000 shares of common stock at a price of $2.63 per share, the closing price of the Company's stock on November 8, 2001.

Note 11: Related Party Transactions

         Notes Receivable from Officers

On February 17, 1998, two of the Company's officers exercised options to purchase 300,000 shares of the Company's common stock at $1.50 per share that were scheduled to expire on May 6, 1998. The officers paid for the cost of exercising the options by utilizing a contractual bonus of $100,000 each issued to them during 1997 and signing a full recourse note payable to the Company for $125,000 each with interest accrued at 7.7%. On April 10, 1998, in consideration of the agreement of the two officers to not sell the Company's common stock in market transactions, the Company agreed to advance the officers, on a non-recourse basis, additional funds to cover their tax liabilities and other considerations. As of December 31, 1999, the officers had been advanced a total amount of $1,837,920. The carrying value of the notes receivable from officers was $773,055 as of December 28, 2000, including principal of $1,837,920 and accrued interest of $338,824, which was reduced by an impairment allowance of $1,403,689 based on the market value of 233,340 shares of the Company's common stock held as collateral. On December 28, 2000, the officers surrendered the collateralized shares to the Company in return for the cancellation of the notes receivable from officers and the Company recorded 233,340 shares of treasury stock at a cost of $773,055.

Note 12: Quarterly Financial Data (Unaudited)

Summary quarterly information for 2001 and 2000 is as follows:

                                                                           Quarter Ended
                                             ---------------------------------------------------------------------------
                                               December 31        September 30          June 30           March 31
                                             -----------------  -----------------  ------------------ ------------------
                                                              (In thousands, except per share amounts)
         2001:
             Revenues....................... $           635    $          1,174   $         1,363    $           641
             Net operating loss.............          (3,254)             (1,283)           (1,855)            (2,196)
             Net loss.......................          (3,251)             (1,195)           (1,807)            (2,157)

             Basic and diluted net loss per
               common share................. $         (0.19)   $          (0.07)  $         (0.10)   $         (0.12)

         2000:
             Revenues....................... $           965    $          1,251   $           925    $           670
             Net operating loss.............          (3,646)             (3,370)           (2,778)              (865)
             Net loss.......................          (3,548)             (3,788)           (2,771)              (736)
             Basic and diluted net loss per
               common share................. $          (.22)   $          (.21)   $          (.18)   $          (.05)

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -


Note 13: Business Segments

The Company operates within two business segments of the oil and gas industry: exploration and production ("E&P") and oilfield services. The Company's revenues associated with its E&P activities are comprised of oil sales from its producing properties in the United States and oil and gas sales from its producing properties in Poland. During 2001, 2000 and 1999, over 85.0% of the Company's oil sales in the United States were to one purchaser located in Montana. During 2001, all of the Company's oil and gas sales in Poland were to POGC. There were no oil and gas sales in Poland during 2000 and 1999. The Company believes the purchasers of its oil and gas production could be replaced, if necessary, without a loss in revenue. E&P operating costs are comprised of: (1) exploration costs (geological and geophysical costs, exploratory dry holes, non-producing leasehold impairments and Apache Poland G&A costs), and, (2) lease operating costs (lease operating expenses and production taxes). Substantially all exploration costs are related to the Company's operations in Poland. Substantially all lease operating costs are related to the Company's domestic production.

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

Information on the Company's operations by business segment for 2001, 2000 and 1999 is summarized as follows:

                                                                                                2001
                                                                             -------------------------------------------
                                                                                              Oilfield
                                                                                 E&P          Services        Total
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
         Operations summary:
             Revenues (1)................................................... $      2,229   $     1,584    $      3,813
             Cash operating costs...........................................       (5,751)       (1,300)         (7,051)
             Non-cash operating costs (2)...................................       (2,727)           --          (2,727)
                                                                             -------------  -------------  -------------
                 Operating income or (loss) before DD&A expense.............       (6,249)          284          (5,965)
              DD&A expense..................................................         (322)         (308)           (630)
                                                                             -------------  -------------  -------------
              Operating loss................................................ $     (6,571)  $       (24)   $     (6,595)
                                                                             =============  =============  =============
         Identifiable net property and equipment:
             Unproved properties -  Poland.................................. $        648   $        --    $        648
             Unproved properties - Domestic.................................            8            --               8
             Proved properties - Poland.....................................        2,324            --           2,324
             Proved properties - Domestic...................................          877            --             877
             Equipment and other............................................           --           985             985
                                                                             -------------  -------------  -------------
                 Total...................................................... $      3,857   $       985    $      4,842
                                                                             =============  =============  =============
         Net Capital Expenditures:
             Property and equipment(3)...................................... $      1,745   $       248    $      1,993
                                                                             -------------  -------------  -------------
                 Total...................................................... $      1,745   $       248    $      1,993
                                                                             =============  =============  =============
---------------------

(1) E&P revenues include $1,815,000 generated in the United States and $414,000 generated in Poland.
(2) E&P includes accrued exploratory dry hole costs of $880,000, accrued 3-D seismic costs of $1,799,000, stock options issued for services valued at $36,000, a $572,000 credit pertaining to reversing accrued compensation and an impairment charge of $584,000 for unproved Polish properties.
(3) E&P includes a $894,000 of exploratory dry hole costs, $320,000 of proved property additions and $531,000 of unproved property additions.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -

                                                                                                2000
                                                                             -------------------------------------------
                                                                                              Oilfield
                                                                                 E&P          Services        Total
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
         Operations summary:
             Revenues........................................................$     2,521    $     1,290    $     3,811
             Cash operating costs............................................     (8,710)        (1,084)        (9,794)
             Non-cash operating costs (1)....................................       (983)            --           (983)
                                                                             -------------  -------------  -------------
                 Operating income or (loss) before DD&A expense..............     (7,172)           206         (6,966)
             DD&A expense....................................................        (73)          (247)          (320)
                                                                             -------------  -------------  -------------
             Operating loss..................................................$    (7,245)   $       (41)   $    (7,286)
                                                                             =============  =============  =============
         Identifiable net property and equipment:
             Unproved properties -  Poland (2)...............................$     3,014    $        --    $     3,014
             Unproved properties - Domestic..................................         18             --             18
             Proved properties - Poland......................................      2,429             --          2,429
             Proved properties - Domestic....................................        623             --            623
             Equipment and other.............................................         --          1,045          1,045
                                                                             -------------  -------------  -------------
                 Total.......................................................$     6,084    $     1,045    $     7,129
                                                                             =============  =============  =============
         Net Capital expenditures:
             Property and equipment (3)......................................$     6,988    $       780    $     7,768
                                                                             -------------  -------------  -------------
                 Total.......................................................$     6,988    $       780    $     7,768
                                                                             =============  =============  =============
----------------------

(1) E&P includes stock options valued at $81,000 issued to a Polish citizen for consulting services, accrued bonuses of $228,000 and a non-producing property impairment of $674,000.
(2) E&P includes $2,157,000 relating to the Mieszkow 1, which was in the process of being drilled as of December 31, 2000 and was subsequently determined to be an exploratory dry hole during 2001.
(3) E&P includes $2,034,000 of costs that were reclassed to exploratory dry hole expense, $2,631,000 of proved property additions and $2,323,000 of unproved property additions.

                                                                                                1999
                                                                             -------------------------------------------
                                                                                              Oilfield
                                                                                 E&P          Services        Total
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
         Operations summary:
             Revenues........................................................$     1,554    $       865    $     2,419
             Cash operating costs (1)........................................     (3,500)          (642)        (4,142)
             Non-cash operating costs (2)....................................       (484)            --           (484)
                                                                             -------------  -------------  -------------
                 Operating income or (loss) before DD&A expense..............     (2,430)           223         (2,207)

             DD&A expense....................................................        (51)          (334)          (385)
                                                                             -------------  -------------  -------------
             Operating loss..................................................$    (2,481)   $      (111)   $    (2,592)
                                                                             =============  =============  =============
         Identifiable net property and equipment:
             Unproved properties -  Poland...................................$       691    $        --    $       691
             Unproved properties - Domestic..................................        692             --            692
             Proved properties - Domestic....................................        494             --            494
             Equipment and other.............................................         --            581            581
                                                                             -------------  -------------  -------------
                 Total.......................................................$     1,877    $       581    $     2,458
                                                                             =============  =============  =============
         Net Capital Expenditures:
             Property and equipment (3)......................................$     1,386    $       138    $     1,524
                                                                             -------------  -------------  -------------
                 Total.......................................................$     1,386    $       138    $     1,524
                                                                             =============  =============  =============
------------------------

(1) Excludes $31,000 of exploratory costs relating to the Company's gold concessions in Poland, which is a discontinued segment.
(2) E&P includes stock options valued at $119,000 issued to a Polish citizen for consulting services, accrued bonuses of $344,000 and $21,000 non-producing leasehold impairment comprised of costs incurred prior to 1999.
(3) E&P includes $1,073,000 of costs that were reclassed to expense, including $1,001,000 of exploratory dry hole costs and $72,000 of non-producing property impairments, and, $81,000 of proved property additions and $232,000 of unproved property additions.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -


A reconciliation of the segment information to the consolidated totals for 2001, 2000 and 1999 follows:

                                                                                 2001           2000           1999
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
         Revenues:
           Reportable segments...............................................$     3,813    $     3,811    $      2,419

           Non-reportable segments...........................................         --             --              --
                                                                             -------------  -------------  -------------
            Total revenues...................................................$     3,813    $     3,811    $      2,419
                                                                             =============  =============  =============
         Operating loss:
           Reportable segments...............................................$    (6,595)   $    (7,286)    $    (2,592)
           Expense or (revenue) adjustments:
             Non-reportable segments.........................................         --             --             (31)
             Corporate DD&A expense..........................................        (32)           (66)           (109)
             Amortization of deferred compensation (G&A).....................     (1,078)          (652)             --
             General and administrative expenses.............................       (883)        (2,654)         (2,962)
             Other...........................................................         --             (1)             --
                                                                             -------------  -------------  -------------
               Total net operating loss......................................$    (8,588)   $   (10,659)   $     (5,694)
                                                                             =============  =============  =============
         Net property and equipment:
           Reportable segments...............................................$     4,842    $     7,129    $      2,458
           Corporate assets..................................................        100            126              91
                                                                             -------------  -------------  -------------
            Net property and equipment.......................................$     4,942    $     7,255    $      2,549
                                                                             =============  =============  =============
         Property and equipment capital expenditures:
           Reportable segments...............................................$     1,993    $     7,768    $      1,524
           Corporate assets..................................................          6             33              19
                                                                             -------------  -------------  -------------
            Net property and equipment capital expenditures..................$     1,999    $     7,801    $      1,543
                                                                             =============  =============  =============

Note 14:  Disclosure about Oil and Gas Properties and Producing Activities

         Capitalized Oil and Gas Property Costs

Capitalized costs relating to oil and gas exploration and production activities as of December 31, 2001 and 2000 are summarized as follows:

                                                                        United States       Poland           Total
                                                                        --------------- ---------------  ---------------
                                                                                        (In thousands)
         December 31, 2001:
             Proved properties..........................................$       2,208   $       2,581    $       4,789
             Unproved properties........................................            8             648              656
                                                                        --------------- ---------------  ---------------
               Total gross properties...................................        2,216           3,229             5445
             Less accumulated depreciation, depletion and amortization..       (1,331)           (257)          (1,588)
                                                                        --------------- ---------------  ---------------
                    Total...............................................$         885   $       2,972    $       3,857
                                                                        =============== ===============  ===============
         December 31, 2000:
             Proved properties..........................................$       1,889   $       2,429    $       4,318
             Unproved properties........................................           18           3,014            3,032
                                                                        --------------- ---------------  ---------------
               Total gross properties...................................        1,907           5,443            7,350
             Less accumulated depreciation, depletion and amortization..       (1,266)             --           (1,266)
                                                                        --------------- ---------------  ---------------
                    Total...............................................$         641   $       5,443    $       6,084
                                                                        =============== ===============  ===============

         Results of Operations

Results of operations are reflected in Note 13, Business Segments. There is no tax provision as the Company is not subject to any federal or local income taxes due to its operating losses. Total production costs for 2001, 2000 and 1999 were $1,358,304, $1,348,399 and $962,399, respectively.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -


         Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities during 2001, 2000 and 1999, whether capitalized or expensed, are summarized as follows:

                                                                        United States       Poland           Total
                                                                        --------------- ---------------  ---------------
                                                                                        (In thousands)
         Year ended December 31, 2001:
             Acquisition of properties:
                 Proved.................................................$          --   $          --    $           --
                 Unproved...............................................           --             525               525
             Exploration costs..........................................           --           6,542             6,542
             Development costs..........................................          319               2               321
                                                                        --------------- ---------------  ---------------
                 Total..................................................$         319   $       7,069    $        7,388
                                                                        =============== ===============  ===============
         Year ended December 31, 2000:
             Acquisition of properties:
                 Proved.................................................$          --   $          --    $           --
                 Unproved...............................................           --              21                21
             Exploration costs (1)......................................          692          11,200            11,892
             Development costs..........................................          202              --               202
                                                                        --------------- ---------------  ---------------

                 Total..................................................$         894   $      11,221    $       12,115
                                                                        =============== ===============  ===============
         Year ended December 31, 1999:
             Acquisition of properties:
                 Proved.................................................$          --   $          --    $           --
                 Unproved...............................................            1             230               231
             Exploration costs..........................................           38           3,016             3,054
             Development costs..........................................           82              --                82
                                                                        --------------- ---------------  ---------------

                 Total..................................................$         121   $       3,246    $        3,367
                                                                        =============== ===============  ===============

--------------------
(1) Includes $2,429,000 relating to the Kleka 11, which was categorized as proved property as of December 31, 2000.

         Impairment of Unproved Oil and Gas Properties

During 2001, the Company recorded an impairment expense of $583,855 for areas in Poland where it has no further exploration plans ($525,355 for the Baltic project area and $58,500 for the Warsaw West project area). During 2000, the Company recorded an impairment expense of $674,158 relating to the Williston Basin in North Dakota, where it also has no further exploration plans. During 1999, the Company recorded an impairment expense of $93,000.

         Exploratory dry hole costs

During 2001, for financial reporting purposes, the Company classified the Mieszkow 1 as an exploratory dry hole. The Company recorded exploratory dry hole costs of $3,051,871 pertaining to the Mieszkow 1, including cash expenditures of $2,171,750 and accrued costs of $880,121. Since April 2001, drilling operations on the Mieszkow 1 have been suspended pending the reprocessing and interpretation of 3-D seismic in order to evaluate the continuation of drilling operations.

         Sale of Partial Property Interest

During 2001, the Company sold a 100% working interest in its Ryckman Creek prospect located in Wyoming for $44,040 and retained a 2% over-riding royalty interest. The Company recognized a gain of $28,864 on the transaction, which was recorded as other income.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -


Note 15: Summary Oil and Gas Reserve Data (Unaudited)

         Estimated Quantities of Proved Reserves

Proved reserves are the estimated quantities of crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions. The Company's proved oil and gas reserve quantities and values are based on estimates prepared by independent reserve engineers in accordance with guidelines established by the Securities and Exchange Commission. Operating costs, production taxes and development costs were deducted in determining the quantity and value information. Such costs were estimated based on current costs and were not adjusted to anticipate increases due to inflation or other factors. No price escalations were assumed and no amounts were deducted for general overhead, depreciation, depletion and amortization, interest expense and income taxes. The proved reserve quantity and value information is based on the weighted average price on December 31, 2001 of $12.66 per bbl for oil in the United States, $17.00 for oil in Poland and $1.85 per MCF of gas in Poland. The determination of oil and gas reserves is based on estimates and is highly complex and interpretive, as there are numerous uncertainties inherent in estimated quantities and values of proved reserves, projecting future rates of production and timing of development expenditures. The estimates are subject to continuing revisions as additional information becomes available or assumptions change.

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

The following unaudited summary of proved developed reserve quantity information represents estimates only and should not be construed as exact:

                                                                  Crude Oil                       Natural Gas
                                                       -------------------------------- --------------------------------
                                                       United States        Poland      United States        Poland
                                                       ---------------  --------------- ---------------  ---------------
                                                        (in thousand barrels of oil)      (In millions of cubic feet)
         Proved Developed Reserves:
           December 31, 2001........................          1,075               --              --             2,167
           December 31, 2000........................          1,161               --              --                --
           December 31, 1999........................          1,080               --              --                --


                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -


The following  unaudited  summary of proved  developed and  undeveloped  reserve quantity  information  represents  estimates only and should not be construed as exact:
                                                                  Crude Oil                       Natural Gas
                                                       -------------------------------- --------------------------------
                                                       United States        Poland      United States        Poland
                                                       ---------------  --------------- ---------------  ---------------
                                                        (in thousand barrels of oil)      (In millions of cubic feet)
         December 31, 2001:
             Beginning of year......................          1,220                --              --            2,381
             Extensions or discoveries..............             --               114              --            2,844
             Revisions of previous estimates........            (26)               --              --               35
             Production.............................            (94)               --              --             (250)
                                                       ---------------  --------------- ---------------  ---------------

                 End of year........................          1,100               114              --            5,010
                                                       ===============  =============== ===============  ===============
         December 31, 2000:
             Beginning of year......................          1,080                --              --               --
             Extensions and discoveries.............             --                --              --            2,381
             Revisions of previous estimates........            236                --              --               --
             Production.............................            (96)               --              --               --
                                                       ---------------  --------------- ---------------  ---------------
                 End of year........................          1,220                --              --            2,381
                                                       ===============  =============== ===============  ===============
         December 31, 1999:
             Beginning of year......................          1,535                --              --               --
             Revisions of previous estimates........           (354)               --              --               --
             Production.............................           (101)               --              --               --
                                                        ---------------  --------------- ---------------  --------------
                 End of year........................          1,080                --              --               --
                                                       ===============  =============== ===============  ===============

         Standardized Measure of Discounted Future Net Cash Flows ("SMOG") and Changes Therein Relating to Proved Oil Reserves

Estimated discounted future net cash flows and changes therein were determined in accordance with SFAS No. 69 "Disclosure About Oil and Gas Activities." Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is essential for a proper understanding and assessment of the data presented. The assumptions used to compute the proved reserve valuation do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. Assigning monetary values to the reserve quantity estimation process does not reduce the subjective and ever-changing nature of such reserve estimates. Additional subjectivity occurs when determining present values because the rate of producing the reserves must be estimated. In addition to errors inherent in predicting the future, variations from the expected production rates also could result directly or indirectly from factors outside the Company's control, such as unintentional delays in development, environmental concerns and changes in prices or regulatory controls. The reserve valuation assumes that all reserves will be disposed of by production. However, if reserves are sold in place, additional economic considerations also could affect the amount of cash eventually realized. Future development and production costs are computed by estimating expenditures to be incurred in developing and producing the proved oil reserves at the end of the period, based on period-end costs and assuming continuation of existing economic conditions. A discount rate of 10.0% per year was used to reflect the timing of the future net cash flows. The discounted future net cash flows for the Company's Polish reserves are based on a gas and condensate sales contracts the Company has with POGC.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -


The components of SMOG are detailed below:

                                                                        United States       Poland           Total
                                                                        --------------- ---------------  ---------------
                                                                                        (In thousands)
         December 31, 2001:
             Future cash flows..........................................$      13,922   $       7,749    $      21,671
             Future production costs....................................       (9,464)           (425)          (9,889)
             Future development costs...................................          (73)         (1,390)          (1,463)
             Future income tax expense..................................           --              --               --
                                                                        --------------- ---------------  ---------------
             Future net cash flows .....................................        4,385           5,934           10,319
             10% annual discount for estimated timing of cash flows.....       (2,213)         (2,520)          (4,733)
                                                                        --------------- ---------------  ---------------
             Discounted net future cash flows...........................$       2,172   $       3,414    $       5,586
                                                                        =============== ===============  ===============
         December 31, 2000:
             Future cash flows..........................................$      26,025   $       3,532    $      29,557
             Future production costs....................................      (16,216)           (476)         (16,692)
             Future development costs...................................         (195)             --             (195)
             Future income tax expense..................................           --              --               --
                                                                        --------------- ---------------  ---------------
             Future net cash flows .....................................        9,614           3,056           12,670
             10% annual discount for estimated timing of cash flows.....       (4,705)           (545)          (5,250)
                                                                        --------------- ---------------  ---------------
             Discounted net future cash flows...........................$       4,909   $       2,511    $       7,420
                                                                        =============== ===============  ===============
         December 31, 1999:
             Future cash flows..........................................$      24,229   $          --    $      24,229
             Future production costs....................................      (15,240)             --          (15,240)
             Future development costs...................................         (105)             --             (105)
             Future income tax expense..................................           --              --               --
                                                                        --------------- ---------------  ---------------
             Future net cash flows .....................................        8,884              --            8,884
             10% annual discount for estimated timing of cash flows.....       (3,424)             --           (3,424)
                                                                        --------------- ---------------  ---------------
             Discounted net future cash flows...........................$       5,460   $          --    $       5,460
                                                                        =============== ===============  ===============

The principal sources of changes in SMOG are detailed below:
                                                                                      Year Ended December 31,
                                                                             -------------------------------------------
                                                                                 2001           2000           1999
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
         SMOG sources:
             Balance, beginning of year......................................$     7,420    $      5,460   $       472
             Sale of oil and gas produced, net of production costs...........       (871)         (1,172)         (592)
             Net changes in prices and production costs......................     (2,241)           (159)        5,032
             Extensions and discoveries, net of future costs.................      1,330           2,511            --
             Changes in estimated future development costs...................       (686)            (53)           (6)
             Previously estimated development costs incurred during
                 the year....................................................        321             202            82
             Revisions in previous quantity estimates........................         59             (31)       (1,650)
             Accretion of discount...........................................        742             546            47
             Net change in income taxes......................................         --              --            --
             Changes in rates of production and other........................       (488)            116         2,075
                                                                             -------------  -------------  -------------
                 Balance, end of year........................................$     5,586    $      7,420   $     5,460
                                                                             =============  =============  =============

Note 16:  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 141, the purchase method of accounting must be used for business combinations initiated after June 30, 2001. Under SFAS No. 142 (effective for the Company beginning January 1, 2002) goodwill and certain intangibles are no longer amortized but

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -


will be subject to annual impairment tests. The adoption of these new standards did not have a significant impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143  "Accounting  for Asset  Retirement
Obligations." SFAS No. 143 is effective for the Company beginning January 1, 2003. The most significant impact of this standard to the Company will be a change in the method of accruing for site restoration costs. Under SFAS No. 143, the fair value of asset retirement obligations will be recorded as liabilities when they are incurred, which are typically at the time the assets are installed. Amounts recorded for the related assets will be increased by the amount of these obligations. Over time the liabilities will be accreted for the change in their present value and the initial capitalized costs will be depreciated over the useful lives of the related assets. The Company is evaluating the impact of adopting No. SFAS 143.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted this statement on January 1, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment for long-lived assets. The adoption of this new standard did not have a significant impact on the Company's financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations or financial position. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.