Form 10-K/A
period 2001-12-31
FX ENERGY INC
filed 2002-04-30
CIK 907649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission File Number: 0-25386

                                 FX ENERGY, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                       87-0504461
   -------------------------------                   ---------------------
   (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification No.)

 3006 Highland Drive, Suite 206, Salt Lake City, Utah          84106
 ----------------------------------------------------        ----------
      (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:     Telephone (801) 486-5555
                                                         Telecopy (801) 486-5575

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
   -------------------                ------------------------------------------
           None                                            None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Par Value $0.001
                         Preferred Stock Purchase Rights
                        --------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. As of March 29, 2002, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $50,466,608.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 29, 2002, FX Energy had outstanding 17,628,235 shares of its common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE.  None.

--------------------------------------------------------------------------------
                                 FX ENERGY, INC.
              Form 10-K for the fiscal year ended December 31, 2001
--------------------------------------------------------------------------------


                                Table of Contents


  Item                                                                     Page
-----------                                                            ---------
                                    Part III

   10.      Directors and Officers of Registrant.........................   1
   11.      Executive Compensation.......................................   3
   12.      Security Ownership of Certain Beneficial Owners
              and Management.............................................   9
   13.      Certain Relationships and Related Transactions...............  10

   --       Signature Page...............................................  11

                                    PART III

--------------------------------------------------------------------------------
                  ITEM 10. DIRECTORS AND OFFICERS OF REGISTRANT
--------------------------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

         FX Energy's articles of incorporation provide that the board of directors shall be divided into three classes, with each class as equal in number as practicable. One class is to be elected each year for a three-year term at the annual stockholder meeting.

         The following table sets forth the name, age and position of each of FX Energy's current executive officers and directors:

                                         Director
                  Name            Age  Term Expires                           Title
         ----------------------- ---- -------------  -------------------------------------------------------------------
         David N. Pierce          56       2002      President and Chairman of the Board of Directors
         Andrew W. Pierce         54       2003      Vice-President, Chief Operating Officer and Director
         Thomas B. Lovejoy        65       2004      Chief Financial Officer and Vice-Chairman of the Board of Directors
         Jerzy B. Maciolek        51       2005      Vice-President International Exploration and Director
         Scott J. Duncan          53       2004      Vice-President Investor Relations, Secretary and Director
         Peter L. Raven           63       2002      Director
         Dennis B. Goldstein      56       2004      Director

         The principal occupation, title and business experience of FX Energy's executive officers and directors during the last five years are indicated below.

         David N. Pierce, President and Chairman of the Board of Directors of FX Energy since 1992. For over three years prior to 1992, Vice-President and a director of FX Energy's predecessor, Frontier Exploration Company, co-founded with his brother, Andrew W. Pierce, in January 1989, which was acquired by FX Energy in 1992. Executive capacities with privately held oil and gas companies since 1979. An attorney with over 25 years of experience in natural resources, securities and international business law. Graduate of Princeton University and Stanford Law School.

         Andrew W. Pierce, Vice-President, Chief Operating Officer and a director of FX Energy since 1992. For over three years prior to 1992, President and a director of FX Energy's predecessor, Frontier Exploration Company, co-founded with his brother, David N. Pierce, in January 1989, which was acquired by FX Energy in 1992. Over 25 years of experience in oil and gas exploration, drilling, production and leasing experience, with primary management and line responsibility for drilling and completion activities in the western United States.

         Thomas B. Lovejoy, Vice-Chairman of the Board of Directors since 1995, Chief Financial Officer since 1999, and a consultant to FX Energy from 1995 to 1999. Between 1992 and 1999, principal of Lovejoy & Associates, Inc., Greenwich, Connecticut, which provided financial strategic advice respecting private placements, mergers and acquisitions. From 1989 through 1992, Managing Director and head of natural resource, utility and mining groups of Prudential Securities, Inc., New York City. From 1980 through 1988, Managing Director and head of the energy and natural resources group of Paine Webber, Inc. Since 1993, director of Scaltech, Inc., Houston, Texas, a processor of petroleum refinery oil waste. Graduate of Massachusetts Institute of Technology and Harvard Business School.

         Jerzy B. Maciolek, Vice-President of International Exploration and a director of FX Energy. Employed by FX Energy since September 1995. Instrumental in FX Energy's exploration efforts in Poland. Member of the advisory board of the Polish Oil and Gas Company. Prior to becoming FX Energy's employee, a private consultant for over five years, including consulting on exploration projects in the western United States, the hydrocarbon potential of Poland and Kazakhstan, and developing applied integrated geophysical interpretations over gold mines in Nevada, California and Mexico. Graduate of the Mining and Metallurgy Academy in Krakow, Poland.

         Scott J. Duncan, Vice-President Investor Relations, Secretary/Treasurer and a director of FX Energy. Financial consultant to FX Energy from its inception through April 1993, when he became FX Energy's Treasurer. Prior to becoming a consultant with FX Energy, an executive and director of several small businesses in Salt Lake City. Graduate of the University of Utah School of Business.

         Peter L. Raven, retired, formerly President of American Ultramar. From 1957 through 1985, various positions with Ultramar, PLC, London, England, a fully integrated oil and gas company, and its U.K. and American held subsidiaries, including Chief Financial Officer of Ultramar PLC. From 1985 through 1988, Executive Vice-President, and from 1988 through 1992, President of American Ultramar. Graduate of the Downside School in England, the Institute of Chartered Accountants, and the Harvard Business School Advanced Management Program. Peter L. Raven is a member of our Audit Committee and Compensation Committee.

         Dennis B. Goldstein, Vice-President and corporate counsel of Homestake Mining Company, a Walnut Creek, California based international gold mining company, since 1976. Instrumental in Homestake's gold exploration activities conducted in Poland during 1998 and 1999. Graduate of Brown University, Stanford University Law School and the Executive Program of the Stanford Graduate School of Business. Member of California Bar Association. Dennis B. Goldstein is a member of our Audit Committee and Compensation Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires FX Energy's directors and executive officers, and persons who own more than 10% of a registered class of FX Energy's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of FX Energy. Officers, directors and greater than 10% stockholders are required to furnish FX Energy with copies of all Section 16(a) forms they file.

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to FX Energy during or respecting its last fiscal year ended December 31, 2001, no person who, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of equity securities of FX Energy, or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by
Section 16(a) of the Exchange Act.

--------------------------------------------------------------------------------
                         ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

SUMMARY COMPENSATION

         The following table sets forth, for the last three fiscal years of FX Energy, the annual and long-term compensation earned by, awarded to, or paid to the person who was Chief Executive Officer of FX Energy and each of the five other highest compensated executive officers of FX Energy as of the end of the last fiscal year (the "Named Executive Officers"):

                           Annual Compensation                                      Long-Term Compensation
                     ---------------------------------                 -----------------------------------------------
                                                                               Awards                 Payouts
                                                                       ------------------------- ---------------------
        (a)            (b)         (c)           (d)          (e)          (f)          (g)        (h)        (i)
                                                                                     Securities              All
                                                                        Restricted   Underlying              Other
                     Year                                 Other Annual     Stock      Options/     LTIP      Compen-
 Name and Principal  Ended       Salary         Bonus     Compensation    Award(s)       SARs     Payouts    sation
      Position       Dec. 31     ($)(1)        ($)(1)          ($)           ($)       (no.)(2)     ($)      ($)(3)
------------------- --------   -----------  -----------    ------------   ----------  ----------   ------   -----------
David N. Pierce        2001      $203,319   $        --    $      --         --       60,000        --      $     --
  President            2000       203,319        60,996           --         --       60,000        --        10,000
  (CEO)                1999       197,466       185,760           --         --       60,000        --         7,409

Andrew W. Pierce       2001      $151,307   $        --    $      --         --       50,000        --      $     --
  Vice-President       2000       151,307        37,827           --         --       50,000        --        10,000
  (COO)                1999       146,951       115,200           --         --       50,000        --         9,228

Thomas B. Lovejoy      2001      $151,307   $        --    $      --         --       50,000        --      $  9,078
  Vice-Chairman        2000       151,307        37,827           --         --       50,000        --        10,000
  (CFO)                1999       146,951             0           --(4)      --       50,000        --         5,878

Jerzy B. Maciolek      2001      $151,307   $        --    $      --         --       50,000        --      $  9,078
  Vice-President       2000       151,307        37,827           --(1)      --       50,000        --        10,000
  Exploration          1999       146,951       115,200           --(1)      --       50,000        --         7,149

Scott L. Duncan        2001      $118,209   $        --    $      --         --       50,000        --      $  7,093
  Vice-President       2000       118,209        29,552           --         --       50,000        --         8,866
Secretary/Treasurer    1999       114,806        90,000           --         --       50,000        --         7,325

Dennis L. Tatum(5)     2001      $118,209   $        --    $      --         --       50,000        --      $  7,093
  Vice-President       2000       118,209        29,552           --         --       50,000        --         8,866
  Treasurer            1999       108,139        60,000           --         --       50,000        --         3,647
------------------------

(1) During each of the three preceding fiscal years, FX Energy approved the Named Executive Officers' salary increases and bonuses that were conditioned on results of future activities or financings that were not met. The conditional salary increases and bonuses were previously accrued for financial reporting purposes and reported in the summary compensation table for previous years. In March 2002, each of the Named Executive Officers agreed to waive all such accrued but unpaid salary increases and bonuses. Accordingly, the amounts reported for all periods reflect only amounts earned and not subsequently waived.
(2)  Includes stock options only.
(3) Includes FX Energy's employer contributions under FX Energy's 401(k) plan. No material benefits are payable on retirement under this plan, which was initiated in mid-1999.
(4) Excludes $60,000 paid during 1999 to Lovejoy & Associates, a consulting firm owned by Mr. Lovejoy, prior to Mr. Lovejoy becoming FX Energy's chief financial officer during 1999.
(5)  Mr. Tatum resigned from FX Energy as of March 31, 2002.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth information respecting all individual grants of options and stock appreciation rights ("SARs") made during the last completed fiscal year to the Named Executive Officers of FX Energy:

                                Individual Grants                                     Potential Realizable
--------------------------------------------------------------------------------            Value at
          (a)                (b)(1)(2)        (c)(1)          (d)          (e)           Assumed Rates
                                             Percent of                                 of Share Price
                             Number of      Total Options/                             Appreciation for
                             Securities      SARs Granted   Exercise                    Option Term ($)
                             Underlying     to Employees    or Base                 ------------------------
                            Options/SARs       During         Price   Expiration       (f)          (g)
         Name               Granted (#)      Fiscal Year   ($/share)      Date         5%           10%
------------------------  ---------------  --------------  ----------  ----------  ------------ ------------
David N. Pierce........       60,000          12.6%           $2.44    11/12/08       $59,600     $138,892
Andrew W. Pierce.......       50,000          10.5             2.44    11/12/08        49,666      115,743
Thomas B. Lovejoy......       50,000          10.5             2.44    11/12/08        49,666      115,743
Jerzy B. Maciolek......       50,000          10.5             2.44    11/12/08        49,666      115,743
Scott J. Duncan........       50,000          10.5             2.44    11/12/08        49,666      115,743
Dennis L. Tatum(3).....       50,000          10.5             2.44    11/12/08        49,666      115,743
--------------------

(1) Vests one-third per year, beginning November 12, 2002. Options issued to executive officers and directors contain terms providing that in the event of a change in control of FX Energy and at the election of the optionee, the unexercised options will be canceled, and FX Energy will pay to the optionee an amount equal to the number of unexercised options multiplied by the amount by which the fair market value of the common stock as of the date preceding the change of control event exceeds the option exercise price. The grants of options to officers and directors were not the result of arm's-length negotiations.
(2) Includes stock options granted during 2001 only. Excludes stock options expiring during 2001 that were extended for a period of two years with a one-year vesting period.
(3)  Mr. Tatum resigned from FX Energy as of March 31, 2002.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION/SAR
VALUES

         The following table sets forth information respecting the exercise of options and SARs during the last completed fiscal year by the Named Executive Officers and the fiscal year-end values of unexercised options and SARs:

           (a)                (b)          (c)                      (d)                             (e)
                                                      Number of Securities Underlying
                                                        Unexercised Options/SARs at         Value of Unexercised
                           Shares                                 Fiscal                 In-the-Money Options/SARs
                           Acquired       Value                  Year-End (#)                at Fiscal Year-End ($)
                             on          Realized              Exercisable/                     Exercisable/
          Name            Exercise (#)     ($)               Unexercisable(1)                 Unexercisable(2)
 ------------------------  -----------  -----------  ----------------------------------  ---------------------------
 David N. Pierce.......        --           --               825,000 / 120,000                  $ -- / $ --
 Andrew W. Pierce......        --           --               760,000 / 100,000                  $ -- / $ --
 Thomas B. Lovejoy.....        --           --               460,000 / 200,000                  $ -- / $ --
 Jerzy B. Maciolek.....        --           --               510,000 / 100,000               $69,000 / $225,000
 Scott J. Duncan.......        --           --               250,000 / 100,000                  $ -- / $ --
 Dennis L. Tatum(3)....        --           --               145,200 / 100,000                  $ -- / $ --
---------------------------

(1)  Includes stock options only.
(2) Based on the closing sales price for the common stock of $1.96 on December 31, 2001.
(3)  Mr. Tatum resigned from FX Energy as of March 31, 2002.

DIRECTORS' COMPENSATION

         FX Energy reimburses its directors for costs incurred by them in attending meetings of the board of directors and its committees. FX Energy does not pay any separate compensation to employees who serve on the board of directors.

         During 2001, FX Energy's outside directors, Peter L. Raven, Jay W. Decker and Dennis B. Goldstein, were paid cash fees of $18,000 each and granted options to purchase 10,000 shares of FX Energy's common stock each at an exercise price of $2.44 per share. Jay W. Decker resigned as a director of FX Energy on January 31, 2002. The exercise price for each of the foregoing options was equal to the market price of the common stock as of the date of grant. In addition to the above amounts, Dennis B. Goldstein was paid a cash fee of $2,250 for special legal services during 2001.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT, AND CHANGE IN CONTROL

         FX Energy has entered into executive employment agreements with each of the Named Executive Officers, except for Thomas B. Lovejoy. Each employment agreement is for a three-year term and is automatically extended for an additional year on the anniversary date of such agreement. The agreements provided for annual salaries during 2001 of $203,319 for David N. Pierce, $151,307 for Andrew W. Pierce, $151,307 for Jerzy B. Maciolek; and $118,209 for Scott J. Duncan. In addition, the Named Executive Officers may receive such bonuses or incentive compensation as the board of directors or Compensation Committee may deem appropriate. Each agreement provides that the board of directors or Compensation Committee may increase the base salary under the agreements at the beginning of each year, with such increases to be at least 7.5% for David N. Pierce, Andrew W. Pierce and Scott J. Duncan. However, in view of FX Energy's limited cash position, and notwithstanding the provisions of the employment agreements, no salary increases have been granted since 1999, and actual salaries paid under these agreements are reflected in the table under
Item 11. Executive Compensation: Summary Compensation. Each executive officer is entitled under his respective employment agreement to certain continuation of compensation in the event the agreement is terminated upon death or disability or FX Energy terminates the agreement other than for cause.

         In addition to the foregoing terms, Mr. Maciolek's employment agreement provided for an annual bonus of $100,000 payable in cash, stock or options, as may be determined by the board of directors or the Compensation Committee, based on the progress of projects on which Mr. Maciolek is primarily engaged. On each of May 12, 1998, 1999 and 2000, Mr. Maciolek received a $100,000 contractual bonus that may be applied against any exercise of his options to purchase common stock. In March 2002, Mr. Maciolek waived receipt of these bonuses.

         Each executive employment agreement provides that, on the occurrence of a change of control event, the employee may terminate the agreement. In the event of such termination, the employee is entitled to a termination payment equal to 150% of his annual salary (100% in the case of Jerzy B. Maciolek), and the value of previously granted employee benefits. Additionally, FX Energy is required to maintain certain benefits and, in the case of David N. Pierce, Andrew W. Pierce and Scott J. Duncan, repurchase outstanding options. Options held by Jerzy B. Maciolek will immediately vest on such termination. For purposes of the foregoing, a change of control shall exist on any of the following events: (i) the sale by FX Energy of all or substantially all of its assets; (ii) a transaction or series of transactions resulting in a single person or group of persons under common control owning 25% of the outstanding common stock; (iii) a change in the composition of the board of directors so that more than 50% of the directors are persons neither nominated nor elected by the board of directors or any authorized committee; (iv) the decision by FX Energy to terminate its business and liquidate its assets; or (v) a merger or consolidation of FX Energy in which FX Energy's existing stockholders own less than 50% of the outstanding voting shares of the surviving entity.

COMPENSATION COMMITTEE REPORT

         General

         Under the supervision of the Compensation Committee, FX Energy has developed and implemented compensation policies, plans and programs that seek to enhance FX Energy's ability to recruit and retain qualified executive and other personnel, including incentive bonuses and stock option and award programs that create long-term incentive for executive management and key employees by enabling them to acquire an equity stake in FX Energy.

         FX Energy's basic compensation package consists of salary, bonus and stock options. In developing and implementing compensation policies and procedures, the Compensation Committee's objectives are to provide rewards for the long-term value of individual contribution and performance to FX Energy, provide rewards that are both recurring and nonrecurring and both financial and nonfinancial, provide for fairness and consistency, pay competitively, conduct an effective performance review process, and meet all legal requirements.

         The functions of the Compensation Committee are to:

         o review and recommend to the board of directors the amount and manner of compensation of the Chief Executive Officer for final determination by the board of directors;

         o consult with and consider the recommendations of the Chief Executive Officer respecting the amount and manner of compensation of the other executive officers and recommend to the board of directors the amount and manner of compensation for such executive officers for final determination by the board of directors;

         o counsel the Chief Executive Officer in personnel matters, management organization and long-range management succession or planning; and

         o develop and administer FX Energy's stock option and stock award plans for executive officers and other employees.

         The  Compensation   Committee   conferred  on  November  12,  2001,  in
connection with the board meeting of that date and met March 3, 2002, to consider base salaries for 2002 and bonuses for 2001. In light of FX Energy's diminished cash position at the end of 2001, the Committee recommended to the board of directors that there be no salary increases for 2002 or cash bonuses for the year ending 2001. Management concurred with the Committee's recommendation and the board of directors approved the Committee's recommendation. The recommendation of the Committee and the action of the board of directors were based solely on FX Energy's cash position and not upon dissatisfaction with management's performance

         The Compensation Committee intends that stock options serve as a significant component of FX Energy's total compensation package in order to retain employees and to focus their efforts on enhancing stockholder value. Management proposed, the Compensation Committee recommended, and the board of directors approved the year 2001 stock option awards for executives (other than for the Chief Executive Officer, whose stock options are discussed below) at the same level as 2000.

         All stock option and award plans are administered by a committee consisting of the board of directors or a committee thereof. At its discretion, the committee may grant stock, incentive stock options or nonqualified options to any employee, including officers. In addition to the options granted under the stock option plans, FX Energy also issues nonqualified options outside the stock option plans. The granted options have terms ranging from five to seven years and vest over periods ranging from the date of grant to three years. Under terms of the stock option award plans, FX Energy may also issue restricted stock. FX Energy has not issued any stock awards during 2002 through the date of this amended report under the terms of the above stock option and award plans.

         2001 Compensation Review for Executives and Employees other than the Chief Executive Officer

         The Compensation Committee recommended and the board of directors approved a 2001 salary increase and 2000 bonus for all executive officers, other than the Chief Executive Officer, by reference to an informal overview of compensation at similar companies, adjusted as the Compensation Committee deemed appropriate for variations in geographic location, size, emphasis on exploration as compared to the level of production and reserves, and profitability.

         In reviewing the performance of FX Energy and its executives, the Compensation Committee considered the extent to which FX Energy and its executives had accomplished objectives for FX Energy developed by discussion between the Compensation Committee and management, the extent to which FX Energy's successes and failures in meeting objectives was or was not reasonably within the control or responsibility of FX Energy's management, and the recommendations of management. However, due to FX Energy's limited cash position, 2001 salary increases were waived in March 2002. Actual salaries paid are reflected in the summary compensation table under Item 11. Executive
Compensation: Summary Compensation. In respect to 2001 bonuses, the Compensation Committee emphasized FX Energy's continued progress towards discovering, developing and marketing gas reserves in Poland, acquiring additional oil and gas assets in Poland, the individual performance of each executive, and in general, expanding FX Energy's strategic alliances and industry position. Based upon its discussions with management and the ongoing activities of FX Energy, the Compensation Committee recommended and the board of directors approved 2001 bonuses; however, due to the Company's limited cash position, all of the bonuses recommended by the Compensation Committee and approved by the board for 2001 were also waived in March 2002.

         2001 Chief Executive Officer Compensation Review

         The Compensation Committee recommended and the board of directors also approved a 2001 salary increase and 2000 bonus for the Chief Executive Officer. In March 2002, due to the Company's limited cash position, the 2001 salary increase and bonus for 2000 were waived by the Chief Executive Officer. The
Compensation Committee recommended and the board of directors approved the recommendation that in light of FX Energy's diminished cash position at the end of 2001, there be no salary increase for the year 2002 and that the cash bonus for the year 2001 for the Chief Executive Officer be delayed indefinitely. The recommendation of the Committee and the action of the board of directors were based solely on FX Energy's cash position and not upon dissatisfaction with the Chief Executive Officer's performance. In March 2002, the 2001 bonus was also waived by the Chief Executive Officer.

         The 2001 bonus for the Chief Executive Officer was awarded on the same basis as applied to other executives, except that objectives against which performance was measured also included continuing the development of FX Energy's relationships with the government of Poland and FX Energy's strategic partners, FX Energy's progress towards discovering, developing and marketing gas reserves in Poland, acquiring additional oil and gas assets in Poland, and expanding FX Energy's strategic alliances and industry position generally. Efforts to obtain additional funding, conceiving and implementing programs to achieve growth, maintaining compliance with regulatory requirements, achieving within the stockholder and the broader business community a high regard for the integrity of FX Energy and its management, were also considered, without any specific weight assigned to any specific factors. The Compensation Committee also weighed accomplishments and progress against various delays and impediments encountered and considered the degree to which material events and factors were or were not within the control of the Chief Executive Officer. Due to the nature of FX Energy's business, the Compensation Committee did not establish objective criteria in the determination of compensation for the Chief Executive Officer.

         Compensation Committee Interlocks and Insider Participation

         No member of the Compensation Committee is a present or former officer of FX Energy or any subsidiary. There are no other interlocks. No member of the Compensation Committee, his family, or his affiliate was a party to any material transactions with FX Energy or any subsidiary since the beginning of the last completed fiscal year. No executive officer of FX Energy serves as an executive officer, director or member of a Compensation Committee of any other entity, an executive officer or director of which is a member of the Compensation Committee of FX Energy.

--------------------------------------------------------------------------------
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

         The following table sets forth, as of April 26, 2002, the name and shareholdings of each person who owns of record, or was known by FX Energy to own beneficially, 5% or more of the common stock currently outstanding; the name and shareholdings of each director; and the shareholdings of all executive officers and directors as a group. Unless otherwise indicated, all shares consist of common stock, and all such shares are owned beneficially and of record by the named person or group. Options include only those exercisable within 60 days of the table date:

                                             Principal Stockholders, Officers and Directors
                               ----------------------------------------------------------------------------
                                          Nature of Ownership                 Percentage of Ownership(1)
                               -----------------------------------------   --------------------------------
                                  Common        Common
      Beneficial Owner             Stock        Options(2)     Total(3)      Stock     Options(2)   Total
------------------------------ ------------    -----------    ----------   --------    ----------  ------
David N. Pierce(4)..........        70,550       825,000       895,550       0.3%        3.4%       3.7%
Andrew W. Pierce............        65,103       760,000       825,103       0.3         3.1        3.4
Thomas B. Lovejoy(5)........       527,367       460,000       987,367       2.2         1.9        4.1
Jerzy B. Maciolek...........            --       510,000       510,000       0.0         2.1        2.1
Scott L. Duncan(6)..........       153,500       250,000       403,500       0.7         1.1        1.7
Peter L. Raven..............        40,000        28,000        68,000       0.2         0.1        0.3
Dennis B. Goldstein(7)......         5,400        14,000        19,400       0.0         0.1        0.1
----------------------------   ------------   -----------   -----------    -------     -------    ------
All executive officers and
  directors as a group
  a group (seven persons)...       861,920     2,847,000     3,708,920       3.7%       10.8%      14.1%
                               ============   ===========   ===========    =======     =======    ======
-------------------------

(1) Calculations of total percentages of ownership outstanding for each individual assumes the exercise of currently vested options held by that individual to which the percentage relates. Percentages calculated for totals of all executive officers and directors as a group assume the exercise of all vested options held by the indicated group.
(2) These vested options give the holders the right to acquire shares of common stock at prices ranging from $1.50 to $10.25 per share with various expiration dates ranging from August 2002 to December 2007.
(3) Except as otherwise noted, shares are owned beneficially and of record and such record stockholder has sole voting, investment and dispositive power.
(4) Includes 50,000 shares held by David N. Pierce as custodian for minor children. Mr. Pierce is deemed to hold or share voting and dispositive power over all of such shares. Excludes 14,000 shares held by Mr. Pierce's wife, Mary Phillips, and 2,000 shares held by Mary Phillips as custodian for minor children, of which Mr. Pierce disclaims beneficial ownership.
(5) Includes 41,000 shares held in trust for the benefit of Thomas B. Lovejoy's children, 104,500 shares held in Mr. Lovejoy's IRA account, 10,000 shares held by Mr. Lovejoy's spouse's IRA account, 200,000 shares held by Lovejoy & Associates, Inc. (of which Mr. Lovejoy is sole owner), and 17,500 shares owned by Lovejoy & Associates Profit Sharing Plan. Mr. Lovejoy is deemed to hold dispositive power over all of such shares.
(6) Includes 125,000 shares held by Scott J. Duncan jointly with his wife, Cathy H. Duncan; 6,500 shares held solely by Cathy H. Duncan; and 22,000 shares held by Cathy Duncan as custodian for minor children. Mr. Duncan is deemed to hold or share voting and dispositive power over all of such shares.
(7) Includes 400 shares held by Dennis B. Goldstein as custodian for a minor child. Mr. Goldstein is deemed to hold or share voting and dispositive power over all of such shares.

--------------------------------------------------------------------------------
             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm's-length negotiations.

CONSULTING AGREEMENT

         FX Energy has engaged Dennis B. Goldstein to provide special legal services from time to time, not to exceed an aggregate of $60,000 per year. During 2001, FX Energy paid Dennis B. Goldstein $2,250 for such services.

STOCK OPTION EXTENSIONS

         On April 5, 2001, FX Energy extended the term of options to purchase 125,000 shares of the Company's common stock that were to expire during 2001 for a period of two years, with a one-year vesting period. FX Energy incurred deferred compensation cost of $218,750, including $175,000 covering the intrinsic value applicable to 100,000 options held by an executive and $43,750 covering the intrinsic value applicable to 25,000 options held by a nonexecutive employee, to be amortized to expense over the one-year vesting period.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 29, 2002.                         FX ENERGY, INC.
                                                (Registrant)


                                                /s/ David N. Pierce
                                                --------------------------------
                                                David N. Pierce, President and
                                                Chief Executive Officer