Form 10-Q
period 2002-03-31
FX ENERGY INC
filed 2002-05-15
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                           Commission File No. 0-25386

                                 FX ENERGY, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              NEVADA                                           87-0504461
---------------------------------                         -------------------
 (State or other jurisdiction of                             (IRS Employer
  incorporation or organization)                          Identification No.)


                         3006 Highland Drive, Suite 206
                           Salt Lake City, Utah 84106
               ---------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (801) 486-5555
               --------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of May 10, 2002, was 17,628,235.

                        FX ENERGY, INC. AND SUBSIDIARIES
               Form 10-Q for the three months ended March 31, 2002



                                TABLE OF CONTENTS


  Item                                                                     Page
----------                                                               -------
                               Part I. Financial Information

    1     Financial Statements
              Consolidated Balance Sheets.................................   3
              Consolidated Statements of Operations.......................   5
              Consolidated Statements of Cash Flows.......................   6
              Notes to the Consolidated Financial Statements..............   7

    2     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................   9

    3     Quantitative and Qualitative Disclosures about Market Risk......  14

                                Part II. Other Information

    6     Exhibits and Reports on Form 8-K................................  15

   --     Signatures......................................................  15

                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                FX ENERGY, INC. AND SUBSIDIARIES
                                   Consolidated Balance Sheets
                                           (Unaudited)



                                                                             March 31,        December 31,
                                                                               2002               2001
                                                                        ----------------- ------------------
ASSETS

Current assets:
  Cash and cash equivalents...........................................  $     1,962,200    $     3,157,427
  Accounts receivable:
    Accrued oil sales.................................................          627,603            478,857
    Joint interest and other receivables..............................           47,891             49,075
  Inventory...........................................................           87,225             87,260
  Other current assets................................................           45,901             95,004
                                                                        ---------------    ---------------
    Total current assets..............................................        2,770,820          3,867,623
                                                                        ---------------    ---------------

Property and equipment, at cost:
  Oil and gas properties (successful efforts method):
    Proved............................................................        4,801,999          4,789,252
    Unproved..........................................................          655,523            655,523
    Other property and equipment......................................        3,614,015          3,587,433
                                                                        ---------------    ---------------

      Gross property and equipment....................................        9,071,537          9,032,208
    Less accumulated depreciation, depletion and amortization.........       (4,255,278)        (4,090,293)
                                                                        ---------------    ---------------

        Net property and equipment....................................        4,816,259          4,941,915
                                                                        ---------------    ---------------

Other assets:
  Certificates of deposit.............................................          356,500            356,500
  Other...............................................................            2,789              2,789
                                                                        ---------------    ---------------

    Total other assets................................................          359,289            359,289
                                                                        ---------------    ---------------

Total assets..........................................................  $     7,946,368    $     9,168,827
                                                                        ===============    ===============

                                              -- Continued --

            The accompanying notes are an integral part of the consolidated financial statements.

                                FX ENERGY, INC. AND SUBSIDIARIES
                                   Consolidated Balance Sheets
                                           (Unaudited)

                                         -- Continued --


                                                                             March 31,        December 31,
                                                                               2002               2001
                                                                        ----------------- ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................  $       248,180    $       492,306
  Current portion of note payable.....................................        5,000,000                  -
  Accrued liabilities.................................................        2,708,409          2,816,561
                                                                        ---------------    ---------------

    Total current liabilities.........................................        7,956,589          3,308,867
                                                                        ---------------    ---------------

Long-term debt:
  Note payable (Note 2)...............................................                -          4,906,916
                                                                        ---------------    ---------------

    Total liabilities.................................................        7,956,589          8,215,783
                                                                        ---------------    ---------------

Stockholders' equity (deficit):
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 17,913,575 issued as of
    March 31, 2002 and December 31, 2001..............................           17,914             17,914
  Treasury stock, at cost, 285,340 shares.............................         (909,815)          (909,815)
  Deferred compensation from stock option modifications...............               --            (54,688)
  Additional paid-in capital..........................................       49,910,078         49,910,078
  Accumulated deficit.................................................      (49,028,398)       (48,010,445)
                                                                        ---------------    ---------------

    Total stockholders' equity (deficit)..............................          (10,221)           953,044
                                                                        ---------------    ---------------

Total liabilities and stockholders' equity (deficit)..................  $     7,946,368    $     9,168,827
                                                                        ===============    ===============


          The accompanying notes are an integral part of the consolidated financial statements.

                                                        4

                                FX ENERGY, INC. AND SUBSIDIARIES
                              Consolidated Statements of Operations
                                           (Unaudited)


                                                                       For the Three Months Ended March 31,
                                                                       ------------------------------------
                                                                              2002              2001
                                                                        ----------------   ---------------
Revenues:
  Oil  and gas sales..................................................  $        445,809   $       597,067
  Oilfield services...................................................             4,353            43,538
                                                                        ----------------   ---------------
    Total revenues....................................................           450,162           640,605
                                                                        ----------------   ---------------

Operating costs and expenses:
  Lease operating costs...............................................           352,542           305,693
  Geological and geophysical costs....................................           126,836         1,201,480
  Exploratory dry hole costs..........................................                 -             1,602
  Oilfield services costs.............................................           112,442           115,830
  Depreciation, depletion and amortization............................           164,985           138,633
  General and administrative costs (G&A)..............................           638,049           681,896
  Amortization of deferred compensation (G&A).........................            54,688           391,494
                                                                        ----------------   ---------------
    Total operating costs and expenses................................         1,449,542         2,836,628
                                                                        ----------------   ---------------

Operating loss........................................................          (999,380)       (2,196,023)
                                                                        ----------------   ---------------
Other income (expense):
  Interest and other income...........................................           104,953            52,384
  Interest expense....................................................          (123,526)          (13,260)
                                                                        ----------------   ---------------
    Total other income................................................           (18,573)           39,124
                                                                        ----------------   ---------------

Net loss..............................................................  $     (1,017,953)  $    (2,156,899)
                                                                        ================   ===============

Basic and diluted net loss per common share...........................  $          (0.06)  $         (0.12)
                                                                        ================   ===============
Basic and diluted weighted average number
     of shares outstanding............................................        17,628,235        17,680,235
                                                                        ================   ===============

        The accompanying notes are an integral part of the consolidated financial statements.

                                                    5

                                FX ENERGY, INC. AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                                         For the Three Months Ended March 31,
                                                                        ------------------------------------
                                                                              2002              2001
                                                                        ----------------- ------------------
Cash flows from operating activities:
  Net loss...........................................................     $   (1,017,953)   $   (2,156,899)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation, depletion and amortization.......................            164,985           138,633
      Amortization of deferred compensation (G&A)....................             54,688           391,494
      Exploratory dry hole costs.....................................                 --             1,602
                                                                          --------------    --------------
      Net cash used before changes in working capital items..........           (798,280)       (1,625,170)
                                                                          --------------    --------------
  Increase (decrease) from changes in working capital items:
    Accounts receivable..............................................           (147,562)           63,208
    Inventory........................................................                 35             1,106
    Other current assets.............................................             49,103            23,598
    Accounts payable and accrued liabilities.........................           (259,194)          917,622
                                                                          --------------    --------------
      Net cash used in operating activities..........................         (1,155,898)         (619,636)
                                                                          --------------    --------------
Cash flows from investing activities:
  Additions to oil and gas properties................................            (12,747)         (101,950)
  Additions to other property and equipment..........................            (26,582)         (110,837)
  Proceeds from maturing marketable debt securities..................                 --         1,281,993
                                                                          --------------    --------------
    Net cash provided by (used in) investing activities..............            (39,329)        1,069,206
                                                                          --------------    --------------
Cash flows from financing activities:
  Proceeds from notes payable........................................                 --         2,500,000
                                                                          --------------    --------------
    Net cash provided by financing activities........................                 --         2,500,000
                                                                          --------------    --------------
Increase in cash and cash equivalents................................         (1,195,227)        2,949,570
Cash and cash equivalents at beginning of period.....................          3,157,427         1,079,038
                                                                          --------------    --------------
Cash and cash equivalents at end of period...........................     $    1,962,200    $    4,028,608
                                                                          ==============    ==============


        The accompanying notes are an integral part of the consolidated financial statements.

                                                   6

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


Note 1:  Basis of Presentation

         The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy's annual report on Form 10-K for the year ended December 31, 2001, including the financial statements and notes thereto.

         The consolidated financial statements include the accounts of FX Energy and its wholly-owned subsidiaries and FX Energy's undivided interests in Poland. All significant intercompany accounts and transactions have been eliminated in consolidation. At March 31, 2002, FX Energy owned 100% of the voting stock of all of its subsidiaries.

Note 2:  Financing with Rolls Royce Power Ventures

         On March 9, 2001, the Company signed a $5.0 million, 9.5% loan agreement and gas purchase option agreement with Rolls Royce Power Ventures ("RRPV"). As collateral for the loan, the Company granted RRPV a lien on most of the Company's Polish property interests. The loan was interest free for the first year. In consideration for the loan, the Company granted RRPV an option to purchase gas from the Company's properties in Poland, subject to availability, exercisable on or before March 9, 2002. RRPV did not exercise the gas option and it has expired. In accordance with the loan agreement, the entire principal amount plus accrued interest is due on March 9, 2003, unless on or before such date, RRPV elects to convert the loan to restricted common stock at $5.00 per share, the market value of the Company's common stock at the time the terms with RRPV were finalized. Accordingly, the entire balance of the RRPV note is shown as a current liability in the March 31, 2002, balance sheet.

         For financial reporting purposes, the Company imputed interest expense on the loan for the first year at 9.5%, or $433,790, amortized ratably over the one-year interest free period, and recorded an option premium of $433,790 for the grant of the gas purchase option to RRPV, amortized ratably to other income over the one-year option period. Beginning on March 10, 2002, the Company began recording interest expense at 9.5% per annum.

Note 3:  Net Loss Per Share

         Basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net loss by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants and convertible preferred stock. Options and warrants to purchase 5,885,585 and 5,662,417 shares of common stock at prices ranging from $1.50 to $10.25 per share with a weighted average of $4.87 per share and at $5.16 per share were outstanding at March 31, 2002 and 2001, respectively. No options or warrants were included in the computation of diluted net loss per share for the periods ended March 31, 2002 and 2001, because the effect would have been antidilutive.

Note 4:  Reclassifications

         Certain balances in the March 31, 2001, financial statements have been reclassified to conform to the current year presentation. These changes had no effect on the previously reported net income (loss), total assets, liabilities or stockholders' equity.

Note 5:  Income Taxes

         FX Energy recognized no income tax benefit from the losses generated in the first quarter of 2002 and the first quarter of 2001.

Note 6:  Business Segment Information

         FX Energy operates within two segments of the oil and gas industry: the exploration and production segment ("E&P") and the oilfield services segment. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes. Reportable business segment information as of March 31, 2002, and for the three months ended March 31, 2002, follows:

                                                                                  Non-
                                                                Oilfield       Segmented
                                                  E&P           Services        Items(1)         Total
                                             --------------- --------------- --------------- ---------------
Business segment information:
  Revenues................................      $   445,809    $     4,353   $           --   $    450,162
  Net loss................................         (117,281)      (183,806)        (716,866)    (1,017,953)
  Identifiable net property and
    equipment.............................        3,785,652        934,489           96,118      4,816,259
--------------------

(1) Net loss reconciling items include $5,558 of corporate DD&A, $638,047 of general and administrative expenses, $54,688 of amortization of deferred compensation (G&A) and $18,573 of other income and expense. Identifiable net property and equipment includes $96,118 of corporate office equipment, hardware and software.

         Reportable business segment information as of March 31, 2001, and for the three months ended March 31, 2001, follows:

                                                                                  Non-
                                                                Oilfield       Segmented
                                                  E&P           Services       Items (1)         Total
                                             --------------- --------------- --------------- ---------------
Business segment information:
  Revenues................................      $   584,681    $    43,538   $           --   $    628,219
  Net loss................................         (970,102)      (142,324)      (1,044,473)    (2,156,899)
  Identifiable net property and
    equipment.............................        6,619,046      1,107,277          119,477      7,845,800
--------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations by Business Segment

         We operate within two segments of the oil and gas industry: the exploration and production segment, or E&P, and the oilfield services segment. Depreciation, depletion and amortization costs, or DD&A, and general and administrative costs, or G&A, directly associated with their respective segments are detailed within the following discussion. Amortization of deferred compensation (G&A), interest income, other income, and other costs that are not allocated to individual operating segments for management or segment reporting purposes, are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and the information regarding nonsegmented items for three months ended March 31, 2002 and 2001, follows.

Quarter Ended March 31, 2002, Compared to the Same Period of 2001

         Exploration and Production Segment

         FX Energy's oil and gas revenues are comprised of oil production in the United States and gas production in Poland. A summary of the percentage change in oil and gas revenues, average prices and production for first quarter of 2002 and 2001 from year to year is set forth on the following table:

                                                                          Quarter Ended March 31,
                                                        ------------------------------------------------------------
                                                                    Oil                            Gas
                                                        -----------------------------  -----------------------------
                                                            2002           2001            2002           2001
                                                        -------------- --------------  -------------- --------------
Revenues..............................................    $ 354,000     $ 535,000        $ 92,000       $ 62,000
  Percent change versus prior year's quarter..........         -34%                           48%

Average price per (Bbl or Mcf(1)) ....................      $ 16.96       $ 22.85          $ 1.58         $ 1.58
  Percent change versus prior year's quarter..........         -26%                           --%

Production volumes (Bbls or Mcf)......................       22,662        23,395          58,250         39,570
  Percent change versus prior year's quarter..........          -3%                           47%
--------------------

(1) The contract price prior to adjusting for Btu content was $2.02 per Mcf.

         Oil Revenues. Oil revenues were $354,000 during the first quarter of 2002, a decrease of $181,000 compared to $535,000 during the same period of 2001. During the first quarter of 2002, our oil revenues were negatively affected by 26% lower average oil prices and 3% lower production rates attributable to the natural production declines of our producing properties.

         Gas Revenues. Gas revenues were $92,000 during the first quarter of 2002, compared to $62,000 in gas revenues during the same period of 2001. Gas volumes in the first quarter of 2002 were 47% higher than the same period of 2001, as we recorded a full quarter of production during 2002 from the Kleka 11, our first producing well in Poland, which began producing in late February 2001. We are currently selling gas produced by the Kleka 11 to Polish Oil and Gas Company, or POGC, under a five-year contract based on U.S. dollar pricing that may be terminated by us with a 90-day written notice.

         Lease Operating Costs. Lease operating costs were $353,000 during the first quarter of 2002, an increase of $47,000 compared to the same period of 2001. Lease operating costs incurred during the first quarter of 2002 include a full quarter of costs associated with the Kleka 11 well that began producing in Poland during February 2001. Lease operating costs at the Kleka 11 well average approximately $0.16 per Mcf. During the first quarter of 2002 in the United States, lifting costs were $14.95 per barrel, an increase of $2.39 compared to $12.56 during the same period of 2001. The increase was due primarily to one-time workover expenses and higher third-party maintenance activities. We expect that operating costs will trend lower during the balance of the year.

         DD&A Expense - Exploration and Production. DD&A expense for producing properties was $84,000 for the first quarter of 2002, an increase of 42% compared to $59,000 during the same period of 2001. Essentially all of the increase in DD&A is associated with the Kleka 11 well that began producing in Poland during February 2001. In 2002, we recorded a full quarter of DD&A expense in Poland.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $127,000 during the first quarter of 2002, compared to $1,203,000 during the same period of 2001, a decrease of 90%. During the first quarter of 2001, we incurred $1,031,000 of 3-D seismic costs on the Fences project area and $170,000 on other geological and geophysical activities in Poland. During the first quarter of 2002, we incurred only seismic reprocessing and other related costs. Limited available capital in 2002 has caused us to sharply curtail our exploration activities in Poland. Subject to our ability to raise additional equity or obtain further financing from industry partners, we expect that our exploration activities in Poland will continue to be minimal in the near term.

         Oilfield Services Segment

         Oilfield Services Revenues. Oilfield services revenues were $4,000 during the first quarter of 2002, a decrease of $40,000 compared to $44,000 for the first quarter of 2001. During most of the first quarters of 2002 and 2001, our drilling rig was idle due to winter weather. Oilfield servicing revenues were generated primarily by our well-servicing equipment during these periods. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties and other factors.

         Oilfield Services Costs. Oilfield services costs were $112,000 during the first quarter of 2002, down slightly from the $116,000 incurred in the same period of 2001. The bulk of the costs in both periods related to downtime maintenance costs associated primarily with our drilling rig. Oilfield services costs will also continue to fluctuate year to year based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $75,000 during the first quarter of 2002, an increase of $5,000 compared to $70,000 during the same period of 2001. The year-to-year increase was primarily due to 2001 capital additions being depreciated during the first quarter of 2002.

         Nonsegmented Information

         DD&A - Corporate. DD&A for corporate activities was $6,000 during the first quarter of 2002, a decrease of $4,000 compared to the same period of 2000. DD&A was lower primarily due to capital items being depreciated in the first quarter of 2001 subsequently becoming fully depreciated prior to the first quarter of 2002.

         G&A Costs. G&A costs were $638,000 during the first quarter of 2002, a decrease of 7% compared to the same period of 2001. During the first quarter of 2001, we incurred legal, travel and other costs related to the RRPV loan agreement that were not repeated during the first quarter of 2002.

         Amortization of Deferred Compensation (G&A). Amortization of deferred compensation was $55,000 during the first quarter of 2002, compared to $391,000 during the same period of 2001. On April 5, 2001, we extended the term of options to purchase 125,000 shares of the Company's common stock that were to expire during 2001 for a period of two years, with a one-year vesting period. On August 4, 2000, we extended the term of options and warrants to purchase 678,000 shares of our common stock that were to expire during 2000 for a period of two years, with a one-year vesting period. In accordance with FIN 44 "Accounting for Certain Transactions involving Stock Compensation," we incurred total noncash deferred compensation costs of $1.8 million associated with the option extensions, to be amortized over their respective one-year vesting periods from the date of extension. All of the deferred compensation associated with these transactions has now been amortized.

         Interest and Other Income. Interest and other income was $105,000 during the first quarter of 2002, an increase of $53,000 compared to $52,000 during the same period of 2001. During the first quarter of 2002, we recorded other income of $93,000 pertaining to amortizing an option premium resulting from granting RRPV an option to purchase gas from our properties in Poland. The other income related to the option premium during 2001 was $13,000. This increase in other income was offset by a decrease of $27,000 in interest income, due primarily to lower cash balances throughout the 2002 first quarter.

         Interest Expense. Interest expense was $124,000 during the first quarter of 2002, compared to $13,000 during the same period of 2001. All of the interest expense in both periods is related to our arrangement with RRPV.
Interest expense from March 9, 2001, through March 8, 2002, consisted of interest imputed at 9.5%. Beginning on March 9, 2002, we began accruing interest payable on the RRPV note at 9.5% per annum.

Liquidity and Capital Resources

         General. As of March 31, 2002, we had approximately $2.0 million of cash and cash equivalents and negative working capital of approximately $5.2 million, coupled with a history of operating losses. These matters raise substantial doubt about our ability to continue as a going concern. In addition, we have a remaining commitment of $6.6 million, in addition to $2.7 million, which was accrued at March 31, 2002, that must be spent by us in order to earn a 49.0% interest in our Fences project area.

         To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities and agreements with industry partners that funded our share of costs in certain exploratory activities in order to earn an interest in our properties. As of the date of this report, we do not have a commitment from a third party to provide any additional funding for our ongoing operations. The continuation of our exploratory efforts in Poland is dependent on raising additional capital. The availability of such capital will affect the timing, pace, scope and amount of our future capital expenditures. There can be no assurance that we will be able to obtain additional financing, reduce expenses or successfully complete other steps to continue as a going concern. If we are unable to obtain sufficient funds to satisfy our future cash requirements, we may be forced to curtail operations, dispose of assets or seek extended payment terms from our vendors. Such events would materially and adversely affect our financial position and results of operations.

         Working Capital (current assets less current liabilities). Our working capital was $(5,186,000) as of March 31, 2002, a decrease of $5,745,000 from December 31, 2001, principally as a result of the reclassification in March 2002 of the entire balance of the RRPV note, along with interest accrued through March 31, 2002, as a current liability on the balance sheet. In accordance with the terms of our RRPV loan agreement, the entire principal amount of $5,000,000, plus accrued interest, is due on March 9, 2003, unless on or before that date, RRPV elects to convert the loan to restricted common stock at $5.00 per share, the market value of the Company's common stock at the time the terms with RRPV were finalized.

         Our current liabilities also include $2.7 million of costs related to our Fences project in Poland. In 2000, we agreed to spend $16.0 million of exploration costs on this project area that is owned and operated by POGC, in order to earn a 49.0% interest. After we complete our $16.0 million commitment, POGC will begin bearing its 51.0% share of further costs. Currently, we are finalizing the formation of Plotki Gaz SA (Plotki), a joint stock company through which we and POGC will conduct our ongoing exploration activities on the Fences project area under terms of the $16.0 million commitment.

         As of March 31, 2002, we had paid cash expenditures of approximately $6.7 million pertaining to our $16.0 million, and we had accrued $2.7 million of costs incurred during 2001 on the Fences project area. Upon the formation of Plotki, we anticipate assigning to an outside partner a portion of the project interests we convey to Plotki, in consideration of the partner's assumption of all, or a portion of, our remaining obligation to earn an interest in the Fences project area, including payment of the $2.7 million accrued costs at December 31, 2001.

         Operating Activities. Net cash used in operating activities before working capital changes was $798,000 during the first quarter of 2002, a decrease of $827,000 compared to $1,625,000 in net cash used during the same period of 2001. This reduction in cash used is a direct reflection of our curtailed exploration activities and lower geological and geophysical costs in Poland. During the first quarter of 2002, $358,000 was used to fund changes in working capital items, while during the first quarter of 2001, funds provided by changes in working capital items were $1,005,000.

         Investing Activities. We spent $39,000 in investing activities during the first quarter of 2002, including $27,000 on upgrading our oilfield servicing equipment and $12,000 on our proved properties in the United States. In 2001, our investing activities provided net cash of $1,069,000 during the first quarter. During that quarter, we incurred $16,000 of costs relating to our Polish properties, spent $85,000 on upgrading our producing properties in the United States, $109,000 on our oilfield servicing equipment, $3,000 on office equipment, and received $1,282,000 from maturing marketable debt securities.

         Financing Activities. We received no cash from financing activities during the first quarter of 2002. Cash provided by financing activities was $2.5 million during the first quarter of 2001. During March 2001, we signed a $5.0 million loan agreement with RRPV. As of March 31, 2001, we had received $2.5 million under the arrangement with RRPV.

Risk Factors

         We face a number of risks in our business, including, but not limited to, the risk factors discussed in our annual report on Form 10-K for the year ended December 31, 2001, and other Securities and Exchange Commission filings.

Other Items

         On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets," and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of these new standards did not have a significant impact on our financial statements.

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for us beginning January 1, 2003. The most significant impact of this standard to us will be a change in the method of accruing for site restoration costs. Under SFAS No. 143, the fair value of asset retirement obligations will be recorded as a liability when it is incurred, which is typically at the time the asset is installed. Amounts recorded for the related assets will be increased by the amount of these obligations. Over time, the liabilities will be accreted for the change in their present value and the initial capitalized costs will be depreciated over the useful lives of the related assets. We are currently evaluating the impact of adopting SFAS No. 143.

         We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations or financial position. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

Forward Looking Statements

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

         Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as the future results of drilling individual wells and other exploration and development activities; future variations in well performance as compared to initial test data; future events that may result in the need for additional capital; the prices at which we may be able to sell oil or gas; fluctuations in prevailing prices for oil and gas; uncertainties of certain terms to be determined in the future relating to our oil and gas interests, including exploitation fees, royalty rates and other matters; future drilling and other exploration schedules and sequences for various wells and other activities; uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Poland; the cost of additional capital that we may require and possible related restrictions on our future operating or financing flexibility; our future ability to attract strategic partners to share the costs of exploration, exploitation, development and acquisition activities; and future plans and the financial and technical resources of strategic partners.

         The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors detailed in this report. The forward-looking statements included in this report are made only as of the date of this report. We disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II--OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         There are no exhibits included as part of this report.

(b)      Reports on form 8-K

         During the quarter ended March 31, 2002, FX Energy did not file any reports on Form 8-K.


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FX ENERGY, INC.
                                                (Registrant)


Date:  May 15, 2002                         By  /s/ David N. Pierce
                                                --------------------------------
                                                 David N. Pierce,  President,
                                                 Chief Executive Officer and
                                                 Principal Financial Officer