Form 10-Q
period 2002-06-30
FX ENERGY INC
filed 2002-08-14
CIK 907649

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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

                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of July 27, 2002, was 17,648,917.

                        FX ENERGY, INC. AND SUBSIDIARIES
           Form 10-Q for the Six Months Ended and as of June 30, 2002


                                TABLE OF CONTENTS



       Item                                                                Page
     --------                                                           --------

                          Part I. Financial Information

        1     Financial Statements:
                    Consolidated Balance Sheets.............................   3
                    Consolidated Statements of Operations...................   5
                    Consolidated Statements of Cash Flows...................   6
                    Notes to Consolidated Financial Statements..............   7

        2     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................  10

        3     Quantitative and Qualitative Disclosures about Market Risk....  18

                           Part II. Other Information

        6     Exhibits and Reports on Form 8-K..............................  20

        --    Signatures....................................................  21

                                          PART I. FINANCIAL INFORMATION


                                          ITEM 1. FINANCIAL STATEMENTS

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                   (Unaudited)


                                                                              June 30,             December 31,
                                                                                2002                   2001
                                                                        ---------------------  ---------------------
ASSETS

Current assets:
  Cash and cash equivalents.............................................     $ 1,320,644             $ 3,157,427
  Accounts receivable:
    Accrued oil sales...................................................         698,912                 478,857
    Joint interest owners and others....................................          77,547                  49,075
  Inventory.............................................................          85,806                  87,260
  Other current assets..................................................          19,294                  95,004
                                                                             -----------             -----------
    Total current assets................................................       2,202,203               3,867,623
                                                                             -----------             -----------

Property and equipment, at cost:
  Oil and gas properties (successful efforts method):
    Proved..............................................................       4,818,002               4,789,252
    Unproved............................................................         655,523                 655,523
    Other property and equipment........................................       3,653,799               3,587,433
                                                                             -----------             -----------
      Gross property and equipment......................................       9,127,324               9,032,208
    Less: accumulated depreciation, depletion and amortization..........      (4,384,203)             (4,090,293)
                                                                             -----------             -----------

      Net property and equipment........................................       4,743,121               4,941,915
                                                                             -----------             -----------

Other assets:
  Certificates of deposit ..............................................         356,500                 356,500
  Other.................................................................           2,789                   2,789
                                                                             -----------             -----------

    Total other assets..................................................         359,289                 359,289
                                                                             -----------             -----------

Total assets............................................................     $ 7,304,613             $ 9,168,827
                                                                             ===========             ===========

                                                 -- Continued --

                The accompanying notes are an integral part of the consolidated financial statements.

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                   (Unaudited)

                                                 -- Continued --

                                                                              June 30,             December 31,
                                                                                2002                   2001
                                                                        ---------------------  ---------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable......................................................     $   312,867             $   492,306
  Accrued liabilities...................................................       2,828,100               2,816,561
  Current portion of note payable (Note 2) .............................       5,000,000                      --
                                                                             -----------             -----------
    Total current liabilities...........................................       8,140,967               3,308,867

Long-term debt:
  Note payable (Note 2).................................................              --               4,906,916
                                                                             -----------             -----------

    Total liabilities...................................................       8,140,967               8,215,783
                                                                             -----------             -----------

Stockholders' equity (deficit):
  Common stock, $.001 par value, 100,000,000 shares authorized;
    17,934,257 and 17,913,575 shares issued as of June 30, 2002
    and December 31, 2001, respectively.................................          17,935                  17,914
  Treasury stock, at cost, 285,340 shares...............................        (909,815)               (909,815)
  Deferred compensation from stock option modifications.................              --                 (54,688)
  Additional paid-in capital............................................      49,954,057              49,910,078
  Accumulated deficit...................................................     (49,898,531)            (48,010,445)
                                                                             -----------             -----------
    Total stockholders' equity (deficit) ...............................        (836,354)                953,044
                                                                             -----------             -----------

Total liabilities and stockholders' equity (deficit) ...................     $ 7,304,613             $ 9,168,827
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

                                                          4

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Operations
                                                   (Unaudited)


                                                         For the three months ended           For the six months
                                                                  June 30,                      ended June 30,
                                                      --------------------------------- --------------------------------
                                                           2002             2001             2002            2001
                                                      ---------------- ---------------- --------------- ----------------
Revenues:
  Oil and gas sales.................................    $     568,730  $      640,693    $   1,014,539     $  1,237,760
  Oilfield services................................            38,512         722,402           42,865          765,940
                                                        -------------  --------------    -------------     ------------
    Total revenues..................................          607,242       1,363,095        1,057,404        2,003,700
                                                        -------------  --------------    -------------     ------------

Operating costs and expenses:
  Lease operating expenses..........................          337,877         332,790          690,419          638,484
  Geological and geophysical costs..................          174,890         754,267          301,726        1,955,747
  Exploratory dry hole costs........................               --              --               --            1,602
  Oilfield services costs...........................           73,256         567,819          185,698          683,649
  Depreciation, depletion and amortization..........          151,665         200,704          316,652          339,338
  Amortization of deferred compensation (G&A).......               --         446,181           54,688          837,675
  Apache Poland general and administrative costs....               --         112,577               --          112,577
  General and administrative........................          620,675         803,263        1,258,722        1,485,157
                                                        -------------  --------------    -------------     ------------
    Total operating costs and expenses..............        1,358,363       3,217,601        2,807,905        6,054,229
                                                        -------------  --------------    -------------     ------------

Operating loss......................................         (751,121)     (1,854,506)      (1,750,501)      (4,050,529)
                                                        -------------  --------------    -------------     ------------

Other income (expense):
  Interest income and other income and expense, net.               --         137,823          104,677          190,207
  Interest expense..................................         (119,012)        (90,236)        (242,262)        (103,496)
                                                        -------------  --------------    -------------     ------------
    Total other income (expense)....................         (119,012)         47,587         (137,585)          86,711
                                                        -------------  --------------    -------------     ------------

Net loss............................................    $    (870,133) $   (1,806,919)   $  (1,888,086)    $ (3,963,818)
                                                        =============  ==============    =============     ============

Basic and diluted net loss per common share.........    $       (0.05) $        (0.10)   $       (0.11)    $      (0.22)
                                                        =============  ==============    =============     ============

Basic and diluted weighted average number
  of shares outstanding.............................       17,633,917      17,680,235       17,631,092       17,680,235
                                                        =============  ==============    =============     ============


                 The accompanying notes are an integral part of the consolidated financial statements.

                                                           5

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)


                                                                                    For the six months
                                                                                      ended June 30,
                                                                           -------------------------------------
                                                                                 2002                2001
                                                                           ------------------  -----------------
Cash flows from operating activities:
  Net loss...............................................................      $ (1,888,086)       $ (3,963,818)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Exploratory dry hole costs.........................................                --               1,602
      Depreciation, depletion and amortization...........................           316,652             339,338
      Amortization of deferred compensation (G&A)........................            54,688             837,675
      Stock issued for services..........................................            44,000                  --
                                                                               ------------        ------------
          Net cash used before changes in working capital items..........        (1,472,746)         (2,785,203)
                                                                               ------------        ------------
  Increase (decrease) from changes in working capital items:
    Accounts receivable..................................................          (248,527)           (451,648)
    Inventory............................................................             1,454               1,206
    Other current assets.................................................            75,710              36,893
    Accounts payable and accrued liabilities.............................           (74,816)          1,661,376
                                                                               ------------        ------------
      Net cash used in operating activities..............................        (1,718,925)         (1,537,376)
                                                                               ------------        ------------

Cash flows from investing activities:
  Additions to oil and gas properties....................................           (28,750)           (196,112)
  Additions to other property and equipment..............................           (89,108)           (167,043)
  Proceeds from maturing marketable debt securities......................                --           1,281,993
                                                                               ------------        ------------
    Net cash provided by (used in) investing activities..................          (117,858)            918,838
                                                                               ------------        ------------

Cash flows from financing activities:
  Proceeds from loan and gas purchase option agreement...................                --           5,000,000
                                                                               ------------        ------------
    Net cash provided by financing activities............................                --           5,000,000
                                                                               ------------        ------------

(Decrease) increase in cash and cash equivalents.........................        (1,836,783)          4,381,462
Cash and cash equivalents at beginning of period.........................         3,157,427           1,079,038
                                                                               ------------        ------------
Cash and cash equivalents at end of period...............................      $  1,320,644        $  5,460,500
                                                                               ============        ============


            The accompanying notes are an integral part of the consolidated financial statements

                                                       6

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


Note 1:           Basis of Presentation

         These interim financial statements are unaudited. In the opinion of the management of FX Energy, Inc. and subsidiaries ("FX Energy" or the "Company"), the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the presented interim periods. The interim financial statements should be read in conjunction with FX Energy's quarterly report on Form 10-Q for the three months ended March 31, 2002, and the annual report on Form 10-K for the year ended December 31, 2001, including the financial statements and notes thereto.

         These interim financial statements include the accounts of FX Energy, Inc., its wholly-owned subsidiaries and its undivided interests in Poland. All significant inter-company accounts and transactions have been eliminated in consolidation. As of June 30, 2002, FX Energy owned 100% of the voting stock of all of its subsidiaries.

Note 2:           Financing with Rolls-Royce Power Ventures

         On March 9, 2001, the Company signed a $5.0 million, 9.5% loan agreement and gas purchase option agreement with Rolls-Royce Power Ventures ("RRPV"). As collateral for the loan, the Company granted RRPV a lien on most of the Company's Polish property interests. The loan was interest free for the first year. In consideration for the loan, the Company granted RRPV an option to purchase gas from the Company's properties in Poland, subject to availability, exercisable on or before March 9, 2002. The option was not exercised by RRPV. In accordance with the loan agreement, the entire principal amount plus accrued interest are due on March 9, 2003, unless RRPV elects to convert the loan to restricted common stock at $5.00 per share, the market value of the Company's common stock at the time the terms with RRPV were finalized. Accordingly, the entire balance of the RRPV note is shown as a current liability in the June 30, 2002, balance sheet.

         As of December 31, 2001, the Company had received $5.0 million from RRPV under this arrangement. For financial reporting purposes, the Company imputed interest expense for the first year at 9.5%, or $433,790, to be amortized ratably over the one-year interest free period and recorded an option premium of $433,790 pertaining to granting RRPV an option to purchase gas from the Company's properties in Poland, to be amortized ratably to other income over the one-year option period. Effective March 10, 2002, the Company began recording interest expense at 9.5% per annum.

Note 3:           Net Loss Per Share

         Basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net loss by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants and convertible preferred stock. Options and warrants to purchase 5,885,585 and 5,547,917 shares of common stock at prices ranging from $1.50 to $10.25 per share with a weighted average exercise price of $4.87 and $5.13 per share were outstanding at June 30, 2002 and 2001, respectively. No options or warrants were included in the computation of diluted net loss per share for the periods ended June 30, 2002 and 2001, because the effect would have been antidilutive.

Note 4:           Reclassifications

         Certain balances in the June 30, 2001, financial statements have been reclassified to conform to the current year presentation. These changes had no effect on the previously reported net loss, total assets, liabilities or stockholders' equity.

Note 5:           Income Taxes

         FX Energy recognized no income tax benefit from the losses generated in the first six months of 2002 and the first six months of 2001.

Note 6:           Business Segments

         FX Energy operates within two segments of the oil and gas industry: the exploration and production segment ("E&P") and the oilfield services segment. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes. Reportable business segment information for the three months ended June 30, 2002, the six months ended June 30, 2002, and as of June 30, 2002, follows:

                                                      Reportable Segments
                                                --------------------------------       Non-
                                                                    Oilfield        Segmented
                                                     E&P            Services          Items           Total
                                                ---------------  ---------------  --------------- ---------------
Three months ended June 30, 2002:
  Revenues(1)..................................   $   568,730      $   38,512     $           --    $    607,242
  Net loss(2)..................................       (13,297)       (129,988)          (726,848)       (870,133)

Six months ended June 30, 2002:
  Revenues(3)..................................     1,014,539          42,865                 --       1,057,404
  Net loss(4)..................................      (130,578)       (313,794)        (1,443,714)     (1,888,086)

As of June 30, 2002:
  Identifiable net property and equipment(5)...     3,732,395         901,771            108,955       4,743,121

----------------------
(1) E&P revenues include $498,193 generated in the United States and $70,537 generated in Poland.
(2) Nonsegmented items include $620,675 of general and administrative costs and $106,173 of other income and expense.
(3) E&P revenues include $851,975 generated in the United States and $162,564 generated in Poland.
(4) Nonsegmented items include $1,258,722 of general and administrative costs and $184,992 of other income and expense.
(5) Nonsegmented items include $108,955 of corporate office equipment, hardware and software.

         Reportable business segment information for the three months ended June 30, 2001, the six months ended June 30, 2001, and as of June 30, 2001, follows:

                                                          Reportable Segments
                                                    --------------------------------       Non-
                                                                        Oilfield        Segmented
                                                         E&P            Services          Items           Total
                                                    ---------------  ---------------  --------------- ---------------
Three months ended June 30, 2001:
  Revenues(1)......................................  $    640,693     $   722,402     $           --    $  1,363,095
  Net profit (loss)(2).............................      (677,244)         79,415         (1,209,090)     (1,806,919)

Six months ended June 30, 2001:
  Revenues(3)......................................     1,237,760         765,940                 --       2,003,700
  Net loss(4)......................................    (1,647,346)        (62,909)        (2,253,563)     (3,963,818)

As of June 30, 2001:
  Identifiable net property and equipment(5).......     7,114,559       1,096,332            112,241       8,323,132

--------------------
(1) E&P revenues include $492,514 generated in the United States and $148,179 generated in Poland.
(2) Nonsegmented items include $803,263 of general and administrative costs and $405,827 of other income and expense.
(3) E&P revenues include $1,027,114 generated in the United States and $210,646 generated in Poland.
(4) Nonsegmented items include $1,485,157 of general and administrative costs and $768,406 of other income and expense.
(5) Nonsegmented items include $112,241 of corporate office equipment, hardware and software.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Introduction

         As of June 30, 2002, we had approximately $1.3 million of cash and cash equivalents, negative working capital of approximately $5.9 million and a stockholders' deficit of approximately $836,000. In addition, we have a remaining commitment of $9.3 million ($2.7 million of which is included in our accrued liabilities at June 30, 2002) that must be spent by us in order to complete our earning obligation in our Fences project area. Our current financial position raises substantial doubt about our ability to continue as a going concern. After the recent implementation of certain cost-cutting measures, we estimate that our existing cash and cash equivalents should be sufficient to meet our minimum requirements through approximately the first quarter of 2003, without regard to our Fences project area commitment.

         We are aggressively pursuing additional capital from both industry and equity market sources and have implemented measures to reduce our cash requirements to enable us to continue operations, including the following:

         o We are actively negotiating the farmout of our Polish properties, and based on the progress of these negotiations to date, management is optimistic that an arrangement can be reached before year-end.

         o Our current liabilities at June 30, 2002, included $5.0 million, secured by a lien on most of our Polish property interests, due Rolls-Royce Power Ventures that is repayable in March 2003, unless converted to common stock at $5.00 per share. We may seek an extension of the due date, conversion of the obligation at the previously agreed or a newly-negotiated price per share, a release of the lien in order to facilitate further exploration or financing or other modification of our agreements with RRPV.

         o We have deferred the payment of 50% of the salaries of all key employees and may pay the deferred amount in stock. We have taken steps to reduce or eliminate as much of our other ongoing costs requiring cash expenditures as practicable.

         o We are seeking funds through a farmout of our Polish properties to help us satisfy the $2.7 million accrued liability respecting the Fences project area as well as the remaining commitment of $6.6 million that must be spent by us in order to complete our earning obligation in this project area. In addition, we are seeking to alter the terms of our agreement with Polish Oil and Gas Company, or POGC, respecting the Fences project area.

         As of the date of this report, we do not have a commitment from a third party to provide any additional funding. There can be no assurance that we will be able to obtain additional financing, further reduce expenses, renegotiate the terms of existing agreements or successfully complete other steps to enable us to continue as a going concern. If we are unable to obtain sufficient funds to satisfy our future cash requirements, we may be forced to curtail operations further, dispose of assets, issue securities to meet obligations or seek extended payment terms from our creditors. Such events would materially and adversely affect our financial position and results of operations and result in the dilution of the interests of existing stockholders.

Results of Operations by Business Segment

         We operate within two segments of the oil and gas industry: the exploration and production segment, or E&P, and the oilfield services segment. Direct revenues and costs, including depreciation, depletion and amortization costs, or DD&A, and general and administrative costs, or G&A, directly associated with their respective segments are detailed within the following discussion. G&A, amortization of deferred compensation (G&A), interest income, other income, interest expense, officer loan impairment and other costs, which are not allocated to individual operating segments for management or segment reporting purposes, are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and the information regarding nonsegmented items follows.

     Comparison of the Second Quarter of 2002 to the Second Quarter of 2001

         Exploration and Production

         Our oil and gas revenues are comprised of oil production in the United States and gas production in Poland. A summary of the percentage change in oil and gas revenues, average price and production volumes for the second quarter of 2002 and 2001 is set forth in the following table:

                                                                         Quarter Ended June 30,
                                                      -------------------------------------------------------------
                                                                  Oil                            Gas
                                                      ----------------------------- -------------------------------
                                                          2002           2001            2002            2001
                                                      -------------- -------------- ---------------- --------------
Revenues.............................................   $ 498,000      $ 493,000         $ 71,000      $ 148,000
  Percent change versus prior year's quarter.........          +1%                            -52%

Average price per (Bbl or Mcf).......................   $   21.56      $   21.21         $   1.58(1)   $    1.58(1)
  Percent change versus prior year's quarter.........          +2%                             --%

Production volumes (Bbls or Mcf).....................      23,110         23,219           44,652         93,878
  Percent change versus prior year's quarter.........          --%                            -52%

-------------------
(1)  The contract price prior to adjusting for Btu content was $2.02 per Mcf.
(2) Lifting costs are computed by dividing lease operating expenses by the related volumes produced.

         Oil Revenues. Oil revenues were $498,000 during the second quarter of 2002, a 1% increase compared to the same period of 2001. During the second quarter of 2002, our average oil prices rose slightly, from $21.21 per barrel in 2001 to $21.56 per barrel in 2002, while oil production was relatively constant.

         Gas Revenues. Gas revenues were $71,000 during the second quarter of 2002, down 52% from the same quarter of 2001, all attributable to the Kleka 11, our first producing well in Poland, which began producing in early 2001. The decline in gas production is the result of the operator choking back the well to avoid any increase in water production. We are currently selling gas produced by the Kleka 11 to POGC based on U.S. dollar pricing under a five-year contract that may be terminated by us with a 90-day written notice.

         Lease Operating Costs. Lease operating costs were $338,000 during the second quarter of 2002, an increase of 2% compared to $333,000 during the same period of 2001. Lease operating costs incurred during the current year include approximately $8,000, or an estimated $0.16 per Mcf produced, associated solely with the Kleka 11 well, while Kleka operating costs in 2001 were $15,000. During the second quarter of 2002, oil lifting costs were $13.74 per barrel, an increase of 4% over the average lifting cost of $13.24 recognized during the same quarter of 2001.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $175,000 during the second quarter of 2002, a decrease of $579,000, or 77%, compared to $754,000 during the same period of 2001. During the second quarter of 2002, we incurred only seismic reprocessing and other related costs. Limited available capital in 2002 has caused us to sharply curtail our exploration activities in Poland. Subject to our ability to raise additional equity or obtain further financing from industry partners, we expect that our exploration activities in Poland will continue to be minimal in the near term.

         DD&A Expense - E&P. DD&A expense for producing properties was $69,000 during the second quarter of 2002, a decrease of $50,000 compared to $119,000 during the same period of 2001. DD&A expense incurred during the second quarter of 2002 includes approximately $50,000 associated with the Kleka 11, while Kleka related DD&A expense during the same quarter of 2001 was $104,000. The decline from year to year is due to lower production volumes in the current quarter.

         Apache Poland G&A Costs. Apache Poland G&A costs consisted of our share of direct overhead costs incurred by Apache in Poland in accordance with the terms of the Apache Exploration Program. Apache Poland G&A costs were $113,000 during the second quarter of 2001. As this program terminated in 2001, there are no Apache Poland G&A costs during 2002.

         Oilfield Services

         Oilfield Services Revenues. Oilfield services revenues were $39,000 during the second quarter of 2002, a decrease of 95% from $722,000 recorded during the same period of 2001. During the second quarter of 2002, the contract drilling industry was at a virtual standstill in the area where we operate. Conversely, the second quarter of 2001 was an unusually active quarter in terms of contract drilling. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties and other factors.

         Oilfield Services Costs. As revenues from oilfield services dropped, our oilfield services costs did likewise, dropping from $568,000 during the second quarter of 2001 to $73,000 during the same period of 2002, a decrease of 87%. In general, oilfield services costs are directly associated with oilfield services revenues. The bulk of the costs in 2002 relates to downtime maintenance costs associated primarily with our drilling rig. Oilfield services costs will also continue to fluctuate year to year based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $95,000 during the second quarter of 2002, an increase of $20,000 compared to $75,000 during the same period of 2001, primarily due to capital additions incurred after the second quarter of 2001 being depreciated during the second quarter of 2002.

         Nonsegmented Information

         Amortization of Deferred Compensation (G&A). Amortization of deferred compensation was zero during the second quarter of 2002, compared to $446,000 during the same period of 2001. On April 5, 2001, we extended the term of options to purchase 125,000 shares of the Company's common stock that were to expire during 2001 for a period of two years, with a one-year vesting period. On August 4, 2000, we extended the term of options and warrants to purchase 678,000 shares of our common stock that were to expire during 2000 for a period of two years, with a one-year vesting period. In accordance with FIN 44 "Accounting for Certain Transactions Involving Stock Compensation," we incurred total noncash deferred compensation costs of $1.8 million associated with the option extensions, to be amortized over their respective one-year vesting periods from the date of extension. All of the deferred compensation associated with these transactions has now been amortized.

         G&A Costs. G&A costs were $621,000 during the second quarter of 2002, a 23% decrease from the $803,000 recorded for the same period of 2001. During the second quarter of 2001, we incurred legal, travel and other costs related to the RRPV loan agreement that were not repeated during the same quarter of 2002. G&A costs in 2002 were also lower due to reduced employee compensation costs.

         Interest and Other Income. We recorded no interest and other income during the second quarter of 2002, compared to $138,000 during the second quarter of 2001. The bulk of other income in 2001 was related to the amortization of an option premium that resulted from granting RRPV an option to purchase gas from our properties in Poland. In addition, our cash balances in 2001 were significantly higher than in 2002, which provided us with a small amount of interest income in that period.

         Interest Expense. Interest expense was $119,000 during the second quarter of 2002, compared to $90,000 during the same period of 2001. All of the interest expense in both periods is related to our arrangement with RRPV. Interest expense from March 9, 2001, through March 8, 2002, consisted of interest imputed at 9.5%. Beginning on March 9, 2002, we began accruing interest payable on the RRPV note at 9.5% per annum.

     Comparison of the First Half of 2002 to the First Half of 2001

         Exploration and Production

         Our oil and gas revenues are comprised of oil production in the United States and gas production in Poland. A summary of the percentage change in oil and gas revenues, average price and production volumes for the first half of 2002 and 2001 is set forth in the following table:

                                                                          Six Months Ended June 30,
                                                        --------------------------------------------------------------
                                                                    Oil                             Gas
                                                        ----------------------------  --------------------------------
                                                            2002           2001            2002             2001
                                                        -------------- -------------  ---------------  ---------------
Revenues................................................ $ 852,000     $1,027,000       $ 163,000          $211,000
  Percent change versus prior year's quarter............       -17%                           -23%

Average price per (Bbl or Mcf).......................... $   18.61     $    22.03       $    1.58(1)       $   1.58(1)
  Percent change versus prior year's quarter............       -16%                            --%

Production volumes (Bbls or Mcf)........................    45,772         46,614         102,902           133,448
  Percent change versus prior year's quarter............        -2%                           -23%

-----------------
(1)  The contract price prior to adjusting for Btu content was $2.02 per Mcf.
(2) Lifting costs are computed by dividing lease operating expenses by the related volumes produced.

         Oil Revenues. Oil revenues were $852,000 during the first half of 2002, a 17% decrease compared to the same period of 2001. During the first half of 2002, our average oil prices were 16% lower than in the same period of the prior year, while oil production was relatively constant.

         Gas Revenues. Gas revenues were $163,000 during the first half of 2002, down 23% from the same period of 2001. The decline in gas production is the result of the operator choking back the well to avoid any increase in water production. We are currently selling gas produced by the Kleka 11 to POGC based on U.S. dollar pricing under a five-year contract that may be terminated by us with a 90-day written notice.

         Lease Operating Costs. Lease operating costs were $690,000 during the first half of 2002, an increase of 8% compared to $638,000 during the same period of 2001. The increase was due primarily to one-time workover expenses and higher third-party maintenance activities incurred during the first quarter of this year. Lease operating costs incurred during the first six months of 2002 include approximately $17,000, or an estimated $0.16 per Mcf produced, associated solely with the Kleka 11 well, while Kleka operating costs during the same period of 2001 were $21,000. During the first half of 2002, oil lifting costs were $14.46 per barrel, an increase of 12% over the average lifting cost of $12.90 recognized during the same period of 2001.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $302,000 during the first half of 2002, a decrease of 85% compared to $1,957,000 during the same period of 2001. During the first half of 2002, we incurred only minimal seismic reprocessing and other related costs. Limited available capital in 2002 has caused us to sharply curtail our exploration activities in Poland. Subject to our ability to raise additional equity or obtain further financing from industry partners, we expect that our exploration activities in Poland will continue to be minimal in the near term.

         DD&A Expense - E&P. DD&A expense for producing properties was $160,000 during the first half of 2002, a decrease of $17,000 compared to $177,000 during the same period of 2001. DD&A expense incurred during the first half of 2002 includes approximately $116,000 associated with the Kleka 11, while Kleka related DD&A expense during the same period of 2001 was $147,000. The decline from year to year is due to lower production volumes in the current period.

         Apache Poland G&A Costs. Apache Poland G&A costs consisted of our share of direct overhead costs incurred by Apache Corporation in Poland in accordance with the terms of the Apache Exploration Program. Apache Poland G&A costs were $113,000 during the first half of 2001. As this program terminated in 2001, there are no Apache Poland G&A costs during 2002.

         Oilfield Services

         Oilfield Services Revenues. Oilfield services revenues were $43,000 during the first half of 2002, a decrease of 94% from $766,000 recorded during the same period of 2001. During the first half of 2002, the contract drilling industry was at a virtual standstill in the area where we operate. Conversely, the first half of 2001 was an unusually active period in terms of contract drilling. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties and other factors.

         Oilfield Services Costs. As revenues from oilfield services dropped, our oilfield services costs did likewise, dropping from $684,000 during the first half of 2001 to $186,000 during the same period of 2002, a decrease of 73%. In general, oilfield services costs are directly associated with oilfield services revenues. The bulk of the costs in 2002 relates to downtime maintenance costs associated primarily with our drilling rig. Oilfield services costs will also continue to fluctuate year to year based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $171,000 during the first half of 2002, an increase of $26,000 compared to $145,000 during the same period of 2001, primarily due to capital additions incurred after the first half of 2001 being depreciated during the first half of 2002.

         Nonsegmented Information

         Amortization of Deferred Compensation (G&A). Amortization of deferred compensation was $54,688 during the first half of 2002, compared to $837,675 during the same period of 2001. On April 5, 2001, we extended the term of options to purchase 125,000 shares of the Company's common stock that were to expire during 2001 for a period of two years, with a one-year vesting period. On August 4, 2000, we extended the term of options and warrants to purchase 678,000 shares of our common stock that were to expire during 2000 for a period of two years, with a one-year vesting period. In accordance with FIN 44 "Accounting for Certain Transactions Involving Stock Compensation," we incurred total noncash deferred compensation costs of $1.8 million associated with the option extensions, to be amortized over their respective one-year vesting periods from the date of extension. All of the deferred compensation associated with these transactions has now been amortized.

         G&A Costs. G&A costs were $1,259,000 during the first half of 2002, a 15% decrease from the $1,485,000 recorded for the same period of 2001. During the first half of 2001, we incurred legal, travel and other costs related to the RRPV loan agreement that were not repeated during the same period of 2002. G&A costs in 2002 were also lower due to reduced employee compensation costs.

         Interest and Other Income. We recorded $105,000 in interest and other income during the first half of 2002, compared to $190,000 during the first half of 2001. The bulk of other income in 2002 and approximately 50% of other income in 2001 was related to the amortization of an option premium that resulted from granting RRPV an option to purchase gas from our properties in Poland. In addition, our cash balances in 2001 were significantly higher than in 2002, which provided us with approximately $100,000 of interest income in that period, compared to no interest income this year.

         Interest Expense. Interest expense was $242,000 during the first half of 2002, compared to $103,000 during the same period of 2001. All of the interest expense in both periods relates to our arrangement with RRPV. Interest expense from March 9, 2001, through March 8, 2002, consisted of interest imputed at 9.5%. Beginning on March 9, 2002, we began accruing interest payable on the RRPV note at 9.5% per annum.

Financial Condition

     Liquidity and Capital Resources

         General. As of June 30, 2002, we had approximately $1.3 million of cash and cash equivalents and negative working capital of approximately $5.9 million, coupled with a history of operating losses. These matters raise substantial doubt about our ability to continue as a going concern. In addition, we have a remaining commitment of $9.3 million ($2.7 million of which is included in our accrued liabilities at June 30, 2002) that must be spent by us in order to complete our earning obligation in our Fences project area.

         To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities and agreements with industry partners that funded our share of costs in certain exploratory activities in order to earn an interest in our properties. As of the date of this report, we do not have a commitment from a third party to provide any additional funding for our ongoing operations. The continuation of our exploratory efforts in Poland is dependent on our ability to raise additional capital or to farm out our properties. The availability of such capital or farmout will affect the timing, pace, scope and amount of our future capital expenditures. There can be no assurance that we will be able to obtain a farmout or additional financing, reduce expenses or successfully complete other steps to continue as a going concern. If we are unable to obtain sufficient funds to satisfy our future cash requirements, we may be forced to curtail operations, dispose of assets or seek extended payment terms from our vendors. Such events would materially and adversely affect our financial position and results of operations. See "Introduction" above.

         Working Capital (current assets less current liabilities). Our working capital was $(5,939,000) as of June 30, 2002, a decrease of $6,498,000 from December 31, 2001. In accordance with the terms of our RRPV loan agreement, the entire principal amount of $5,000,000, plus accrued interest, is due on March 9, 2003, unless RRPV elects to convert the loan to restricted common stock at $5.00 per share, the market value of the Company's common stock at the time the terms with RRPV were finalized, before March 9, 2003. Accordingly, the entire balance of the RRPV note, along with interest accrued through June 30, 2002, is shown as a current liability on the balance sheet.

         Our current liabilities also include $2.7 million of costs related to our Fences project in Poland. In 2000, we agreed to spend $16.0 million of exploration costs on this project area, which is owned and operated by POGC, in order to earn a 49.0% interest. After we complete our $16.0 million commitment, POGC will begin bearing its 51.0% share of further costs.

         As of June 30, 2002, we have made cash payments of approximately $6.7 million pertaining to the required $16.0 million, and we have accrued $2.7 million of additional costs incurred during 2001 on the Fences project area. We anticipate assigning to an outside partner a portion of the project interests in consideration of the partner's assumption of all, or a major portion of, our remaining obligation to earn an interest in the Fences project area, including payment of the $2.7 million of accrued costs at December 31, 2001.

         Operating Activities. Net cash used in operating activities before working capital changes was $1,473,000 during the first six months of 2002, a decrease of $1,312,000 compared to $2,785,000 during the same period of 2001. This reduction in cash used is a direct reflection of our curtailed exploration activities and lower geological and geophysical costs in Poland. During the first half of 2002, $246,000 were used to fund changes in working capital items, while during the first half of 2001, funds provided by changes in working capital items were $1,248,000. We also issued 20,682 shares of stock to consultants for services during the second quarter of 2002.

         Investing Activities. We spent $118,000 in investing activities during the first half of 2002, including $89,000 on upgrading our oilfield servicing equipment, and $29,000 on our proved properties in the United States. During the first half 2001, our investing activities provided net cash of $919,000. During that period, we incurred $33,000 of costs relating to our Polish properties, spent $163,000 on upgrading our producing properties in the United States, $164,000 on our oilfield servicing equipment, $3,000 on office equipment, and received $1,282,000 from maturing marketable debt securities.

         Financing Activities. We received no cash from financing activities during the first half of 2002. Cash provided by financing activities was $5.0 million during the first half of 2001. During March 2001, we signed a $5.0 million loan agreement with RRPV. As of June 30, 2001, we had received the entire $5.0 million under the arrangement with RRPV.

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

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for us beginning January 1, 2003. The most significant impact of this standard to us will be a change in the method of accruing for site restoration costs. Under SFAS No. 143, the fair value of asset retirement obligations will be recorded as liabilities when they are incurred, which are typically at the time the assets are installed. Amounts recorded for the related assets will be increased by the amount of these obligations. Over time, the liabilities will be accreted for the change in their present value and the capitalized costs will be depreciated over the useful lives of the related assets. We are currently evaluating the impact of adopting SFAS No. 143.

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

                           PART II. OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: The following exhibits are filed as a part of this report:

                 SEC
   Exhibit    Reference
    Number      Number          Title of Document                    Location
------------ ----------- ---------------------------------------- --------------

   Item 99               Additional Exhibits
------------ ----------- ---------------------------------------- --------------

    99.01          99    Certification Pursuant to 18 U.S.C.ss.      This filing
                         1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief
                         Executive Officer)

    99.02          99    Certification Pursuant to 18 U.S.C.ss.      This filing
                         1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief
                         Financial Officer)

         (b) Reports on Form 8-K: During the quarter ended June 30, 2002, we did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FX ENERGY, INC.
                                                     (Registrant)


Date:  August 7, 2002                           By  /s/ David N. Pierce
                                                    ----------------------------
                                                     David N. Pierce, President,
                                                     Chief Executive Officer




Date:  August 7, 2002                           By   /s/ Thomas B. Lovejoy
                                                   -----------------------------
                                                     Thomas B. Lovejoy,
                                                     Chief Financial Officer