Form 10-Q
period 2002-09-30
FX ENERGY INC
filed 2002-11-14
CIK 907649

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                           Commission File No. 0-25386


                                 FX ENERGY, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                             87-0504461
 --------------------------------                           -------------------
  (State or other jurisdiction of                             (IRS Employer
  incorporation or organization)                            Identification No.)


                         3006 Highland Drive, Suite 206
                           Salt Lake City, Utah 84106
                    ---------------------------------------
                    (Address of principal executive offices)

                                 (801) 486-5555
                         ------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares of $0.001 par value common stock outstanding as of November 13, 2002, was 17,651,917.

                        FX ENERGY, INC. AND SUBSIDIARIES
        Form 10-Q for the Nine Months Ended and as of September 30, 2002


                                TABLE OF CONTENTS



  Item                                                                     Page
---------                                                                 ------
                             Part I. Financial Information

   1.    Consolidated Balance Sheets......................................   3
   1.    Consolidated Statements of Operations............................   5
   1.    Consolidated Statements of Cash Flows............................   6
   1.    Notes to the Consolidated Financial Statements...................   7
   2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................  10
   3.    Quantitative and Qualitative Disclosures about Market Risk.......  18
   4.    Controls and Procedures..........................................  19

                              Part II. Other Information

   4.    Submission of Matters to a Vote of Security Holders..............  20
   6.    Exhibits and Reports on Form 8-K.................................  21
   --    Signatures.......................................................  21

                                     PART I.
                          ITEM 1. FINANCIAL STATEMENTS

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                   (Unaudited)


                                                                               September 30,       December 31,
                                                                                   2002                2001
                                                                           ------------------  -----------------
ASSETS

Current assets:
  Cash and cash equivalents..............................................     $   1,132,484       $   3,157,427
  Accounts receivable:
    Accrued oil and gas sales............................................           780,761             478,857
    Joint interest owners and others.....................................           130,303              49,075
  Inventory..............................................................            82,913              87,260
  Other current assets...................................................           138,829              95,004
                                                                              -------------       -------------
    Total current assets.................................................         2,265,290           3,867,623
                                                                              -------------       -------------

Property and equipment, at cost:
  Oil and gas properties (successful efforts method):
    Proved...............................................................         4,838,631           4,789,252
    Unproved.............................................................           655,523             655,523
    Other property and equipment.........................................         3,679,532           3,587,433
                                                                              -------------       -------------
      Gross property and equipment.......................................         9,173,686           9,032,208
    Less: accumulated depreciation, depletion and amortization...........        (4,529,401)         (4,090,293)
                                                                              -------------       -------------

      Net property and equipment.........................................         4,644,285           4,941,915
                                                                              -------------       -------------
Other assets:
  Certificates of deposit ...............................................           356,500             356,500
  Other..................................................................             2,789               2,789
                                                                              -------------       -------------
    Total other assets...................................................           359,289             359,289
                                                                              -------------       -------------

Total assets.............................................................     $   7,268,864       $   9,168,827
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

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                   (Unaudited)

                                                 -- Continued --


                                                                               September 30,       December 31,
                                                                                   2002                2001
                                                                           ------------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................................................    $      529,215      $      492,306
  Accrued liabilities....................................................         2,944,089           2,816,561
  Current portion of note payable (Note 2) ..............................         5,000,000                  --
                                                                             --------------      --------------
    Total current liabilities............................................         8,473,304           3,308,867

Long-term debt:
  Note payable (Note 2) .................................................                --           4,906,916
                                                                             --------------      --------------

    Total liabilities....................................................         8,473,304           8,215,783
                                                                             --------------      --------------

Commitments  (Note 2)

Stockholders' equity:
  Common stock, $.001 par value, 100,000,000 shares authorized;
  17,651,917 and 17,913,575 shares outstanding as of
   September 30, 2002 and December 31, 2001, respectively ...............            17,652              17,914
  Treasury stock, at cost, 0 and 285,340 shares at September 30,
  2002 and December 31, 2001, respectively (Note 7)......................                --            (909,815)
  Deferred compensation from stock option modifications..................                --             (54,688)
  Additional paid-in capital.............................................        49,049,025          49,910,078
  Accumulated deficit....................................................       (50,271,117)        (48,010,445)
                                                                             --------------      --------------
    Total stockholders' equity (deficit).................................        (1,204,440)            953,044
                                                                             --------------      --------------

Total liabilities and stockholders' equity...............................     $   7,268,864      $    9,168,827
                                                                              =============      ==============


              The accompanying notes are an integral part of the consolidated financial statements.

                                                       4

                                                FX ENERGY, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Operations
                                                           (Unaudited)


                                                         For the three months ended           For the nine months
                                                               September 30,                  ended September 30,
                                                      --------------------------------- --------------------------------
                                                           2002             2001             2002            2001
                                                      ---------------- ---------------- --------------- ----------------
Revenues:
  Oil and gas sales.................................   $      618,069  $      553,919   $    1,632,607  $     1,791,679

  Oilfield services................................           358,520         620,559          401,385        1,386,499
                                                       --------------  --------------   --------------  ---------------
    Total revenues..................................          976,589       1,174,478        2,033,992        3,178,178
                                                       --------------  --------------   --------------  ---------------

Operating costs and expenses:
  Lease operating expenses..........................          340,887         313,047        1,031,306          951,531
  Geological and geophysical costs..................           87,453         493,712          389,179        2,449,459
  Exploratory dry hole costs........................               --           1,595               --            3,197
  Impairment of unproved oil and gas properties.....               --          58,500               --           58,500
  Oilfield services costs...........................          257,576         408,042          443,274        1,091,691
  Depreciation, depletion and amortization..........          145,198         161,018          461,849          500,355
  Amortization of deferred compensation (G&A).......               --         185,186           54,688        1,022,860
  Apache Poland general and administrative costs....               --         276,131               --          388,708
  Other general and administrative costs (G&A)......          416,503         560,066        1,675,225        2,045,225
                                                       --------------  --------------   --------------  ---------------
    Total operating costs and expenses..............        1,247,617       2,457,297        4,055,521        8,511,526
                                                       --------------  --------------   --------------  ---------------

Operating loss......................................         (271,028)     (1,282,819)      (2,021,529)      (5,333,348)
                                                       --------------  --------------   --------------  ---------------

Other income (expense):
  Interest and other income.........................           17,209         207,831          121,886          398,038
  Interest expense..................................         (118,767)       (119,930)        (361,029)        (223,426)
                                                       --------------  --------------   --------------  ---------------
    Total other income (expense)....................         (101,558)         87,901         (239,143)         174,612
                                                       --------------  --------------   --------------  ---------------

Net loss............................................   $     (372,586) $   (1,194,918)  $   (2,260,672) $    (5,158,736)
                                                       ==============  ==============   ==============  ===============

Basic and diluted net loss per common share.........   $        (0.02) $        (0.07)  $        (0.13) $         (0.29)
                                                       ==============  ==============   ==============  ===============

Basic and diluted weighted average number
  of shares outstanding.............................       17,650,906      17,680,235       17,637,769       17,680,235
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

                                                         5

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)


                                                                                    For the nine months
                                                                                    ended September 30,
                                                                             ----------------------------------
                                                                                  2002                2001
                                                                             --------------      --------------
Cash flows from operating activities:
  Net loss...............................................................    $   (2,260,672)     $   (5,158,736)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Gain on sale of property interest..................................                --             (28,864)
      Exploratory dry hole costs.........................................                --               3,197
      Impairment of unproved oil and gas properties......................                --              58,500
      Depreciation, depletion and amortization...........................           461,849             500,355
      Amortization of deferred compensation (G&A)........................            54,688           1,022,860
      Stock issued for services..........................................            44,000                  --
  Increase (decrease) from changes in working capital items:
    Accounts receivable..................................................          (383,132)           (325,715)
    Inventory............................................................             4,347                (239)
    Other current assets.................................................           (43,825)            (42,737)
    Accounts payable and accrued liabilities.............................           257,514           1,405,929
                                                                             --------------      --------------
      Net cash used in operating activities..............................        (1,865,231)         (2,565,450)
                                                                             --------------      --------------

Cash flows from investing activities:
  Additions to oil and gas properties....................................           (49,379)           (665,945)
  Additions to other property and equipment..............................          (114,833)           (215,430)
  Proceeds from sale of property interest................................                --              44,040
  Proceeds from maturing marketable debt securities......................                --           1,281,993
                                                                             --------------      --------------
    Net cash provided by (used in) investing activities..................          (164,212)            444,658
                                                                             --------------      --------------

Cash flows from financing activities:
  Proceeds from loan and gas purchase option agreement...................                --           5,000,000
  Proceeds from the exercise of options..................................             4,500                  --
                                                                             --------------      --------------
    Net cash provided by financing activities............................             4,500           5,000,000
                                                                             --------------      --------------

Increase (decrease) in cash and cash equivalents.........................        (2,024,943)          2,879,208
Cash and cash equivalents at beginning of period.........................         3,157,427           1,079,038
                                                                             --------------      --------------
Cash and cash equivalents at end of period...............................    $    1,132,484     $     3,958,246
                                                                             ==============     ===============


           The accompanying notes are an integral part of the consolidated financial statements

                                                     6

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


Note 1:  Basis of Presentation

         The interim financial statements are unaudited. In the opinion of the management of FX Energy, Inc. and Subsidiaries ("FX Energy" or the "Company"), the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the presented interim periods. The interim financial statements should be read in conjunction with FX Energy's quarterly report on Form 10-Q for the six months ended June 30, 2002, the quarterly report on Form 10-Q for the three months ended March 31, 2002, and the annual report on Form 10-K for the year ended December 31, 2001, including the financial statements and notes thereto.

         The interim financial statements include the accounts of FX Energy, Inc., its wholly-owned subsidiaries and its undivided interests in Poland. All significant inter-company accounts and transactions have been eliminated in consolidation. As of September 30, 2002, FX Energy owned 100% of the voting stock of all of its subsidiaries.

Note 2:  Financing with Rolls-Royce Power Ventures

         On March 9, 2001, the Company signed a $5.0 million, 9.5% loan agreement and gas purchase option agreement with Rolls-Royce Power Ventures Limited ("RRPV"). As collateral for the loan, the Company granted RRPV a lien on most of the Company's Polish property interests. The loan was interest free for the first year. In consideration for the loan, the Company granted RRPV an option to purchase gas from the Company's properties in Poland, subject to availability, exercisable on or before March 9, 2002. The option was not exercised by RRPV. In accordance with the loan agreement, the entire principal amount plus accrued interest are due on March 9, 2003, unless RRPV elects to convert the loan to restricted common stock at $5.00 per share, the market value of the Company's common stock at the time the terms with RRPV were finalized. Accordingly, the entire balance of the RRPV note is shown as a current liability in the September 30, 2002, balance sheet.

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

Note 3:  Net Loss Per Share

         Basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net loss by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants and convertible preferred stock. Options and warrants to purchase 5,618,967 and 5,390,667 shares of common stock at prices ranging from $2.40 to $10.25 per share with a weighted average exercise price of $4.88 and $5.08 per share were outstanding at September 30, 2002 and 2001, respectively. No options or warrants were included in the computation of diluted net loss per share for the periods ended September 30, 2002 and 2001, because the effect would have been antidilutive.

Note 4:  Reclassifications

         Certain balances in the September 30, 2001, financial statements have been reclassified to conform to the current year presentation. These changes had no effect on the previously reported net loss, total assets, liabilities or stockholders' equity.

Note 5:  Income Taxes

         FX Energy recognized no income tax benefit from the losses generated in the first nine months of 2002 and the first nine months of 2001.

Note 6:  Business Segments

         FX Energy operates within two segments of the oil and gas industry: the exploration and production segment ("E&P") and the oilfield services segment. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes. Reportable business segment information for the three months ended September 30, 2002, the nine months ended September 30, 2002 and as of September 30, 2002, follows:

                                                          Reportable Segments
                                                    --------------------------------       Non-
                                                                        Oilfield        Segmented
                                                         E&P            Services          Items           Total
                                                    ---------------  ---------------  --------------- ---------------
Three months ended September 30, 2002:
  Revenues (1).....................................   $   618,069      $  358,520     $           --      $  976,589
  Net profit or (loss) (2).........................       164,883          18,588           (556,057)       (372,586)

Nine months ended September 30, 2002:
  Revenues (3).....................................     1,632,607         401,385                 --       2,033,992
  Net profit or (loss) (4).........................        34,305        (295,206)        (1,999,771)     (2,260,672)

As of September 30, 2002:
  Identifiable net property and equipment (5)......     3,728,178         844,313             71,794       4,644,285
---------------------

(1) E&P revenues include $562,504 generated in the United States and $55,565 generated in Poland.
(2) Nonsegmented items include $416,503 of general and administrative costs and $101,558 of other expense.
(3) E&P revenues include $1,414,478 generated in the United States and $218,129 generated in Poland.
(4) Nonsegmented items include $1,675,225 of general and administrative costs and $(239,143) of other expense.
(5) Nonsegmented items include $71,794 of corporate office equipment, hardware and software.

         Reportable business segment information for the three months ended September 30, 2001, the nine months ended September 30, 2001 and as of September 30, 2001, follows:

                                                           Reportable Segments
                                                    --------------------------------       Non-
                                                                        Oilfield        Segmented
                                                         E&P            Services          Items           Total
                                                    ---------------  ---------------  --------------- ---------------
Three months ended September 30, 2001:
  Revenues (1).....................................   $   553,919      $  620,559     $           --    $  1,174,478
  Net profit or (loss) (2).........................      (634,902)        133,393           (693,409)     (1,194,918)

Nine months ended September 30, 2001:
  Revenues (3).....................................     1,791,679       1,386,499                 --       3,178,178
  Net profit or (loss) (4).........................    (2,282,248)         70,484         (2,946,972)     (5,158,736)

As of September 30, 2001:
  Identifiable net property and equipment (5)......     7,027,362       1,050,113            107,387       8,184,862
-----------------------

(1) E&P revenues include $469,667 generated in the United States and $84,252 generated in Poland.
(2) Nonsegmented items include $560,066 of general and administrative costs and $59,037 of other income and expense.
(3) E&P revenues include $1,496,781 generated in the United States and $294,898 generated in Poland.
(4) Nonsegmented items include $2,045,225 of general and administrative costs and $145,748 of other income and expense.
(5) Nonsegmented items include $107,387 of corporate office equipment, hardware and software.

Note 7:  Treasury Stock

         During the third quarter of 2002, the Company retired 285,340 shares of treasury stock, and returned them to the status of authorized but unissued shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         As of September 30, 2002, we had approximately $1.1 million of cash and cash equivalents, negative working capital of approximately $6.2 million and a stockholders' deficit of approximately $1.2 million. In addition, we have a remaining commitment of $9.3 million ($2.7 million of which is included in our accrued liabilities at September 30, 2002) that must be spent by us in order to complete our earning obligation in our Fences project area. Our current financial position raises substantial doubt about our ability to continue as a going concern. After the recent implementation of certain cost-cutting measures, we estimate that our existing cash and cash equivalents should be sufficient to meet our minimum requirements through approximately the first quarter of 2003, without regard to our Fences project area commitment and our RRPV obligation.

         We are aggressively pursuing additional capital from both industry and equity market sources and have implemented measures to reduce our cash requirements to enable us to continue operations, including the following:

         o We are actively negotiating the farmout of our Polish properties. On October 28, 2002, we announced the signing of a Memorandum of Understanding with CalEnergy Gas (Holdings) Ltd., an affiliate of MidAmerican Energy Holdings Company, for the joint exploration of certain of our oil and gas exploration property interests in Poland. Details of the Memorandum of Understanding remain confidential pending the negotiation of definitive agreements, third-party participation and other matters. The proposed transaction is subject to the negotiation of a definitive agreement with CalEnergy and other matters.

         o Our current liabilities at September 30, 2002, include $5.0 million, secured by a lien on most of our Polish property interests, due RRPV that is repayable in March 2003, unless converted to common stock at $5.00 per share. We may seek an extension of the due date, conversion of the obligation at the previously agreed or a newly-negotiated price per share, a release of the lien in order to facilitate further exploration or financing or other modification of our agreements with RRPV.

         o We have reduced by 50% the salaries of all key employees. We have taken steps to reduce or eliminate as much of our other ongoing costs requiring cash expenditures as practicable.

         o We are seeking funds through a farmout of our Polish properties to help us satisfy the $2.7 million accrued liability related to the Fences project area as well as the remaining commitment of $6.6 million that must be spent by us in order to complete our earning obligation in this project area. In addition, we are seeking to alter the terms of our agreement with Polish Oil and Gas Company, or POGC, respecting the Fences project area.

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

Results of Operations by Business Segment

         We operate within two segments of the oil and gas industry: the exploration and production segment, or E&P, and the oilfield services segment. Direct revenues and costs, including depreciation, depletion and amortization costs, or DD&A, general and administrative costs, or G&A, associated with their respective segments are detailed within the following discussion. DD&A, G&A, amortization of deferred compensation (G&A), interest income, other income, interest expense, and other costs, which are not allocated to individual operating segments for management or segment reporting purposes, are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and the information regarding nonsegmented items follows:

    Comparison of the Third Quarter of 2002 to the Third Quarter of 2001

         Exploration and Production

         Our oil and gas revenues are comprised of oil production in the United States and gas production in Poland. A summary of the percentage change in oil and gas revenues, average price and production volumes for the third quarter of 2002 and 2001 is set forth in the following table:

                                                                       Quarter Ended September 30,
                                                      --------------------------------------------------------------
                                                                   Oil                            Gas
                                                      ------------------------------ -------------------------------
                                                          2002            2001            2002            2001
                                                      --------------  -------------- --------------- ---------------
Revenues.............................................   $ 562,000       $ 470,000        $ 56,000        $ 84,000
  Percent change versus prior year's quarter.........        +20%                            -33%

Average price per (Bbl or Mcf).......................   $   24.28       $   19.82        $   1.58(1)     $   1.58(1)
  Percent change versus prior year's quarter.........        +23%                             --%

Production volumes (Bbls or Mcf).....................      23,170          23,694          36,328          53,377
  Percent change versus prior year's quarter.........         -2%                            -33%
--------------------

(1) The contract price prior to adjusting for Btu content was $2.02 per Mcf.

         Oil Revenues. Oil revenues were $562,000 during the third quarter of 2002, a 20% increase compared to the same period of 2001. During the third quarter of 2002, our average oil prices rose 23%, from $19.82 per barrel in 2001 to $24.28 per barrel in 2002, while oil production was relatively constant.

         Gas Revenues. Gas revenues were $56,000 during the third quarter of 2002, down 33% from the same quarter of 2001, all attributable to the Kleka 11, our first producing well in Poland, which began producing in early 2001. The decline in gas production is the result of the operator choking back the well to avoid any increase in water production. We are currently selling gas produced by the Kleka 11 to POGC based on U.S. dollar pricing under a five-year contract that may be terminated by us with a 90-day written notice.

         Lease Operating Costs. Lease operating costs were $341,000 during the third quarter of 2002, an increase of 9% compared to $313,000 during the same period of 2001. Lease operating costs incurred during the current year include approximately $6,000, or an estimated $0.16 per Mcf produced, associated solely with the Kleka 11 well, while Kleka operating costs in 2001 were $10,000. During the third quarter of 2002, oil lifting costs were $14.10 per barrel, an increase of 12% over the average lifting cost of $12.57 recognized during the same quarter of 2001. The year to year increase is due to higher well maintenance costs in 2002.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $87,000 during the third quarter of 2002, a decrease of $302,000, or 78%, compared to $389,000 during the same period of 2001. During the third quarter of 2002, we incurred only seismic reprocessing and other related costs. Limited available capital in 2002 has caused us to sharply curtail our exploration activities in Poland. Subject to our ability to raise additional equity or obtain further financing from industry partners, we expect that our exploration activities in Poland will continue to be minimal in the near term.

         DD&A Expense - E&P. DD&A expense for producing properties was $25,000 during the third quarter of 2002, a decrease of $50,000 compared to $75,000 during the same period of 2001. DD&A expense declined primarily as a result of lower production volumes from the Kleka 11 well in the current quarter.

         Apache Poland G&A Costs. Apache Poland G&A costs consisted of our share of direct overhead costs incurred by Apache in Poland in accordance with the terms of the Apache Exploration Program. Apache Poland G&A costs were $276,000 during the third quarter of 2001. As this program terminated in 2001, there are no Apache Poland G&A costs during 2002.

         Oilfield Services

         Oilfield Services Revenues. Oilfield services revenues were $359,000 during the third quarter of 2002, a decrease of 42% from $621,000 recorded during the same period of 2001. During the third quarter of 2002, the contract drilling industry was significantly curtailed in the area where we operate. Conversely, the third quarter of 2001 was an unusually active quarter in terms of contract drilling. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties and other factors.

         Oilfield Services Costs. As revenues from oilfield services dropped, our oilfield services costs did likewise, dropping from $408,000 during the third quarter of 2001 to $258,000 during the same period of 2002, a decrease of 37%. In general, oilfield services costs are directly associated with oilfield services revenues. The bulk of the costs in 2002 relates to downtime maintenance costs associated primarily with our drilling rig. Oilfield services costs will also continue to fluctuate year to year based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $82,000 during the third quarter of 2002, an increase of 4% compared to $79,000 during the same period of 2001, primarily due to capital additions incurred after the third quarter of 2001 being depreciated during the third quarter of 2002.

         Nonsegmented Information

         Amortization of Deferred Compensation (G&A). Amortization of deferred compensation was zero during the third quarter of 2002, compared to $185,000 during the same period of 2001. On April 5, 2001, we extended the term of options to purchase 125,000 shares of the Company's common stock that were to expire during 2001 for a period of two years, with a one-year vesting period. On August 4, 2000, we extended the term of options and warrants to purchase 678,000 shares of our common stock that were to expire during 2000 for a period of two years, with a one-year vesting period. In accordance with FIN 44 "Accounting for Certain Transactions Involving Stock Compensation," we incurred total noncash deferred compensation costs of $1.8 million associated with the option extensions, to be amortized over their respective one-year vesting periods from the date of extension. All of the deferred compensation associated with these transactions has now been amortized.

         G&A Costs. G&A costs were $417,000 during the third quarter of 2002, a 26% decrease from the $560,000 recorded for the same period of 2001, due primarily to reduced employee compensation costs.

         Interest and Other Income. We recorded $17,000 of interest and other income during the third quarter of 2002, compared to $208,000 during the third quarter of 2001. The bulk of other income in 2001 was related to the amortization of an option premium that resulted from granting RRPV an option to purchase gas from our properties in Poland. In addition, our cash balances in 2001 were significantly higher than in 2002, which provided us with a small amount of interest income in that period.

         Interest Expense. Interest expense of $119,000 during the third quarter of 2002 was unchanged from the same period of 2001. All of the interest expense in both periods is related to our arrangement with RRPV. Interest expense from March 9, 2001, through March 8, 2002, consisted of interest imputed at 9.5%. Beginning on March 9, 2002, we began accruing interest payable on the RRPV note at 9.5% per annum.

    Comparison of the First Nine Months of 2002 to the First Nine Months of 2001

         Exploration and Production

         Our oil and gas revenues are comprised of oil production in the United States and gas production in Poland. A summary of the percentage change in oil and gas revenues, average price and production volumes for the first nine months of 2002 and 2001 is set forth in the following table:

                                                                      Nine Months Ended September 30,
                                                     -----------------------------------------------------------------
                                                                  Oil                               Gas
                                                     -------------------------------  --------------------------------
                                                           2002            2001            2002             2001
                                                     ----------------- -------------  ---------------  ---------------
Revenues..........................................     $ 1,414,000     $1,497,000       $ 218,000          $295,000
  Percent change versus prior year's quarter......             -6%                           -26%

Average price per (Bbl or Mcf)....................     $     20.52     $    21.29       $   1.58(1)        $   1.58(1)
  Percent change versus prior year's quarter......             -4%                            --%

Production volumes (Bbls or Mcf)..................          68,942         70,308         138,342           186,825
  Percent change versus prior year's quarter......             -2%                           -26%
--------------------

(1) The contract price prior to adjusting for Btu content was $2.02 per Mcf.

         Oil Revenues. Oil revenues were $1,414,000 during the first nine months of 2002, a 6% decrease compared to the same period of 2001. During the first nine months of 2002, our average oil prices were 4% lower than in the same period of the prior year, while oil production was relatively constant.

         Gas Revenues. Gas revenues were $218,000 during the first nine months of 2002, down 26% from the same period of 2001. The decline in gas production is the result of the operator choking back the well to avoid any increase in water production. We are currently selling gas produced by the Kleka 11 to POGC based on U.S. dollar pricing under a five-year contract that may be terminated by us with a 90-day written notice.

         Lease Operating Costs. Lease operating costs were $1,031,000 during the first nine months of 2002, an increase of 8% compared to $952,000 during the same period of 2001. The increase was due primarily to one-time workover expenses and higher third-party maintenance activities incurred during the first quarter of this year. Lease operating costs incurred during the first nine months of 2002 include approximately $24,000, or an estimated $0.16 per Mcf produced, associated solely with the Kleka 11 well, while Kleka operating costs during the same period of 2001 were $32,000. During the first nine months of 2002, oil lifting costs were $14.26 per barrel, an increase of 12% over the average lifting cost of $12.79 recognized during the same period of 2001. The year to year increase is due to higher well maintenance costs in 2002.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $389,000 during the first nine months of 2002, a decrease of 85% compared to $2,511,000 during the same period of 2001. During the first nine months of 2002, we incurred only minimal seismic reprocessing and other related costs. Limited available capital in 2002 has caused us to sharply curtail our exploration activities in Poland. Subject to our ability to raise additional equity or obtain further financing from industry partners, we expect that our exploration activities in Poland will continue to be minimal in the near term.

         DD&A Expense - E&P. DD&A expense for producing properties was $178,000 during the first nine months of 2002, a decrease of $73,000 compared to $251,000 during the same period of 2001. DD&A expense declined primarily as a result of lower production volumes from the Kleka 11 well in 2002.

         Apache Poland G&A Costs. Apache Poland G&A costs consisted of our share of direct overhead costs incurred by Apache Corporation in Poland in accordance with the terms of the Apache Exploration Program. Apache Poland G&A costs were $389,000 during the first nine months of 2001. As this program terminated in 2001, there are no Apache Poland G&A costs during 2002.

         Oilfield Services

         Oilfield Services Revenues. Oilfield services revenues were $401,000 during the first nine months of 2002, a decrease of 71% from $1,386,000 recorded during the same period of 2001. During the first nine months of 2002, the contract drilling industry was significantly curtailed in the area where we operate. Conversely, the first nine months of 2001 was an unusually active period in terms of contract drilling. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties and other factors.

         Oilfield Services Costs. As revenues from oilfield services dropped, our oilfield services costs did likewise, dropping from $1,092,000 during the first nine months of 2001 to $443,000 during the same period of 2002, a decrease of 59%. In general, oilfield services costs are directly associated with oilfield services revenues. The bulk of the costs in 2002 relates to downtime maintenance costs associated primarily with our drilling rig. Oilfield services costs will also continue to fluctuate year to year based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $253,000 during the first nine months of 2002, an increase of $29,000 compared to $224,000 during the same period of 2001, primarily due to capital additions incurred after the first nine months of 2001 being depreciated during the first nine months of 2002.

         Nonsegmented Information

         Amortization of Deferred Compensation (G&A). Amortization of deferred compensation was $55,000 during the first nine months of 2002, compared to $1,023,000 during the same period of 2001. On April 5, 2001, we extended the term of options to purchase 125,000 shares of the Company's common stock that were to expire during 2001 for a period of two years, with a one-year vesting period. On August 4, 2000, we extended the term of options and warrants to purchase 678,000 shares of our common stock that were to expire during 2000 for a period of two years, with a one-year vesting period. In accordance with FIN 44 "Accounting for Certain Transactions Involving Stock Compensation," we incurred total noncash deferred compensation costs of $1.8 million associated with the option extensions, to be amortized over their respective one-year vesting periods from the date of extension. All of the deferred compensation associated with these transactions has now been amortized.

         G&A Costs. G&A costs were $1,675,000 during the first nine months of 2002, an 18% decrease from the $2,045,000 recorded for the same period of 2001, due primarily to reduced employee compensation costs.

         Interest and Other Income. We recorded $122,000 in interest and other income during the first nine months of 2002, compared to $398,000 during the first nine months of 2001. The bulk of other income in 2002 and approximately 50% of other income in 2001 was related to the amortization of an option premium that resulted from granting RRPV an option to purchase gas from our properties in Poland. In addition, our cash balances in 2001 were significantly higher than in 2002, which provided us with approximately $156,000 of interest income in that period, compared to no interest income this year.

         Interest Expense. Interest expense was $361,000 during the first nine months of 2002, compared to $223,000 during the same period of 2001. All of the interest expense in both periods relates to our arrangement with RRPV. Interest expense from March 9, 2001, through March 8, 2002, consisted of interest imputed at 9.5%. Beginning on March 9, 2002, we began accruing interest payable on the RRPV note at 9.5% per annum.

Financial Condition

         Liquidity and Cash Flows

     Liquidity and Capital Resources

         General. As of September 30, 2002, we had approximately $1.1 million of cash and cash equivalents and negative working capital of approximately $6.2 million, coupled with a history of operating losses. These matters raise substantial doubt about our ability to continue as a going concern. In addition, we have a remaining commitment of $9.3 million ($2.7 million of which is included in our accrued liabilities at September 30, 2002) that must be spent by us in order to complete our earning obligation in our Fences project area.

         To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities and agreements with industry partners that funded our share of costs in certain exploratory activities in order to earn an interest in our properties. As of the date of this report, we do not have a commitment from a third party to provide any additional funding for our ongoing operations. The continuation of our exploratory efforts in Poland is dependent on our ability to raise additional capital or to farm out our properties. The availability of such capital or farmout will affect the timing, pace, scope and amount of our future capital expenditures. There can be no assurance that we will be able to obtain a farmout or additional financing, further reduce expenses or successfully complete other steps to continue as a going concern. If we are unable to obtain sufficient funds to satisfy our future cash requirements, we may be forced to curtail operations, dispose of assets or seek extended payment terms from our creditors. Such events would materially and adversely affect our financial position and results of operations. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations: Introduction.

         Working Capital (current assets less current liabilities). Our working capital deficit was $(6,208,000) as of September 30, 2002, a decrease of $6,767,000 from December 31, 2001. In accordance with the terms of our RRPV loan agreement, the entire principal amount of $5,000,000, plus accrued interest, is due on March 9, 2003, unless RRPV elects to convert the loan to restricted common stock at $5.00 per share, the market value of the Company's common stock at the time the terms with RRPV were finalized, before March 9, 2003. Accordingly, the entire balance of the RRPV note, along with interest accrued through September 30, 2002, is shown as a current liability on the balance sheet.

         In 2000, we agreed to spend $16.0 million of exploration costs on the Fences project area, which is owned and operated by POGC, in order to earn a 49.0% interest. After we complete our $16.0 million commitment, POGC will begin bearing its 51.0% share of further costs. As of September 30, 2002, we have made cash payments of approximately $6.7 million pertaining to the required $16.0 million, and we have accrued $2.7 million of additional costs incurred during 2001 on the Fences project area. Our objective is to assign to an outside partner a portion of the project interests in consideration of the partner's assumption of all, or a major portion of, our remaining obligation to earn an interest in the Fences project area, including payment of the $2.7 million of accrued costs.

         Operating Activities. Net cash used in operating activities before working capital changes was $1,700,000 during the first nine months of 2002, a decrease of $1,903,000 compared to $3,603,000 during the same period of 2001. This reduction in cash used is a direct reflection of our curtailed exploration activities and lower geological and geophysical costs in Poland. During the first nine months of 2002, $165,000 were used to fund changes in working capital items, while during the first nine months of 2001, funds provided by changes in working capital items were $1,037,000. We also issued 20,682 shares of stock to consultants for services during the second quarter of 2002.

         Investing Activities. We spent $164,000 in investing activities during the first nine months of 2002, including $113,000 on upgrading our oilfield servicing equipment, and $49,000 on our proved properties in the United States. During the first nine months 2001, our investing activities provided net cash of $445,000. During that period, we incurred $419,000 of costs relating to our Polish properties, spent $241,000 on upgrading our producing properties in the United States, $215,000 on our oilfield servicing equipment, and received $1,282,000 from maturing marketable debt securities.

         Financing Activities. We received $4,500 in cash from the exercise of stock options during the first nine months of 2002. Cash provided by financing activities was $5.0 million during the first nine months of 2001. During March 2001, we signed a $5.0 million loan agreement with RRPV. As of September 30, 2001, we had received the entire $5.0 million under the arrangement with RRPV.

     Critical Accounting Policies

         A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements contained in the annual report on Form 10-K for the year ended December 31, 2001. We believe the application of these accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial condition and cash flows.

         The preparation of financial statements in accordance with generally accepted accounting principles requires our management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Our management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors that it believes to be reasonable under the circumstances. In any given reporting period, actual results could differ from the estimates and assumptions used in preparing our financial statements.

         Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors. We believe our critical accounting policies include those addressing the recoverability and useful lives of assets and the estimates of oil and gas reserves.

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


                         ITEM 4. CONTROLS AND PROCEDURES

         We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our consolidated financial statements and other disclosures included in this report. Our Board of Directors, operating through its audit committee, provides oversight to our financial reporting process.

         Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to FX Energy, Inc. required to be included in this quarterly report on Form 10-Q.

         There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date that we carried out our evaluation and there have been no corrective actions regarding significant deficiencies or material weaknesses.

                                    PART II.
                                OTHER INFORMATION

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 10, 2002, at the annual meeting of the Company's stockholders, the stockholders approved the following matters submitted to them for consideration:

         (a) elected David N. Pierce and Peter L. Raven as directors of the Company by a plurality as shown below:

                     Director               For          Against       Abstain
                  ------------------- ---------------- ------------- -----------
                  David N. Pierce       16,293,076        3,675        173,789
                  Peter L. Raven        16,293,076        1,000        176,464

         (b) approved the 2001 Stock Option and Award Plan as shown below:

                         For             Against           Abstain
                  ------------------ ----------------  ----------------
                     14,263,377         1,883,741          323,422


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: The following exhibits are filed as a part of this report:

               SEC
 Exhibit    Reference
  Number      Number              Title of Document                   Location
---------- ------------ ------------------------------------------- ------------

 Item 99                Additional Exhibits
---------- ------------ ------------------------------------------- ------------
  99.01          99     Certification of Chief Executive Officer    This filing
  99.02          99     Certification of Chief Financial Officer    This filing

         (b) Reports on Form 8-K: We did not file any reports on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FX ENERGY, INC.
                                       (Registrant)


Date: November 13, 2002                By  /s/ David N. Pierce
                                           -------------------------------------
                                           President and Chief Executive Officer


Date: November 13, 2002                By  /s/ Thomas B. Lovejoy
                                           -------------------------------------
                                            Chief Financial Officer

                                  CERTIFICATION

         I, David N. Pierce, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of FX Energy, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ David N. Pierce
------------------------------
David N. Pierce
Principal Executive Officer

                                  CERTIFICATION

         I, Thomas B. Lovejoy, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of FX Energy, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Thomas B. Lovejoy
-------------------------------
Thomas B. Lovejoy
Principal Financial Officer