Form 10-Q
period 2003-03-31
FX ENERGY INC
filed 2003-05-15
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003



                           Commission File No. 0-25386


                                 FX ENERGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              NEVADA                                          87-0504461
--------------------------------                         --------------------
 (State or other jurisdiction of                            (IRS Employer
  incorporation or organization)                          Identification No.)


                         3006 Highland Drive, Suite 206
                           Salt Lake City, Utah 84106
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

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

                                 Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of May 13, 2003, was 17,655,119.

                        FX ENERGY, INC. AND SUBSIDIARIES
               Form 10-Q for the three months ended March 31, 2003



                                TABLE OF CONTENTS


  Item                                                                     Page
----------                                                                ------
                               Part I. Financial Information

    1     Financial Statements
              Consolidated Balance Sheets................................    3
              Consolidated Statements of Operations......................    5
              Consolidated Statements of Cash Flows......................    7
              Notes to the Consolidated Financial Statements.............    8
    2     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................   12
    3     Quantitative and Qualitative Disclosures about Market Risk.....   17
    4     Controls and Procedures........................................   17

                                Part II. Other Information

    2     Changes in Securities and Use of Proceeds......................   18
    6     Exhibits and Reports on Form 8-K...............................   19
   --     Signatures.....................................................   19
   --     Certifications.................................................   20

                                  PART I--FINANCIAL INFORMATION

                                  ITEM 1. FINANCIAL STATEMENTS

                                FX ENERGY, INC. AND SUBSIDIARIES
                                   Consolidated Balance Sheets
                                           (Unaudited)


                                                                             March 31,        December 31,
                                                                               2003              2002
                                                                           ------------       ------------
ASSETS

Current assets:
  Cash and cash equivalents...........................................     $  3,612,694       $    705,012
  Accounts receivable:
    Accrued oil sales.................................................          272,606            238,236
    Joint interest and other receivables..............................           32,185             36,893
  Inventory...........................................................           81,538             84,262
  Other current assets................................................          145,250             95,726
                                                                           ------------       ------------
    Total current assets..............................................        4,144,273          1,160,129
                                                                           ------------       ------------

Property and equipment, at cost:
  Oil and gas properties (successful efforts method):
    Proved............................................................        6,215,086          4,754,377
    Unproved..........................................................          154,261            154,261
    Other property and equipment......................................        3,684,948          3,683,226
                                                                           ------------       ------------

      Gross property and equipment....................................       10,054,295          8,591,864
    Less accumulated depreciation, depletion and amortization.........       (4,013,103)        (4,685,487)
                                                                           ------------       ------------

        Net property and equipment....................................        6,041,192          3,906,377
                                                                           ------------       ------------

Other assets:
  Certificates of deposit.............................................          356,500            356,500
  Other...............................................................            2,789             18,072
                                                                           ------------       ------------
    Total other assets................................................          359,289            374,572
                                                                           ------------       ------------

Total assets..........................................................     $ 10,544,754       $  5,441,078
                                                                           ============       ============


             The accompanying notes are an integral part of the consolidated financial statements.

                                               -- Continued --

                                FX ENERGY, INC. AND SUBSIDIARIES
                                   Consolidated Balance Sheets
                                           (Unaudited)

                                         -- Continued --


                                                                             March 31,        December 31,
                                                                               2003              2002
                                                                           ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................     $    402,382       $    376,264
  Current portion of note payable.....................................        3,325,000          5,000,000
  Accrued liabilities.................................................        4,635,485          4,933,393
                                                                           ------------       ------------
    Total current liabilities.........................................        8,362,867         10,309,657
                                                                           ------------       ------------

Long-term liabilities:
  Asset retirement obligation  .......................................          354,837                 --
                                                                           ------------       ------------

    Total liabilities.................................................        8,717,704         10,309,657
                                                                           ------------       ------------


Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 5,000,000 shares authorized,
    2,250,000 shares issued ($5,625,000 liquidation preference) as
    of March 31, 2003 and no shares as of December 31, 2002...........            2,250                 --
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 17,655,119 and 17,651,917 issued as of
    March 31, 2003 and December 31, 2002, respectively................           17,655             17,652
  Additional paid-in capital..........................................       54,650,644         49,049,025
  Accumulated deficit.................................................      (52,843,499)       (53,935,256)
                                                                           ------------       ------------
    Total stockholders' equity (deficit)..............................        1,827,050         (4,868,579)
                                                                           ------------       ------------

Total liabilities and stockholders' equity (deficit)..................     $ 10,544,754       $  5,441,078
                                                                           ============       ============


           The accompanying notes are an integral part of the consolidated financial statements.

                                                      4

                                FX ENERGY, INC. AND SUBSIDIARIES
                              Consolidated Statements of Operations
                                           (Unaudited)


                                                                         For the Three Months Ended March 31,
                                                                         ------------------------------------
                                                                              2003               2002
                                                                           -------------     -------------
Revenues:
  Oil and gas sales...................................................     $     611,943     $     445,809
  Oilfield services...................................................             9,328             4,353
                                                                           -------------     -------------
    Total revenues....................................................           621,271           450,162
                                                                           -------------     -------------

Operating costs and expenses:
  Lease operating costs...............................................           360,461           352,542
  Geological and geophysical costs....................................            66,879           126,836
  Oilfield services costs.............................................            75,141           112,442
  Depreciation, depletion and amortization............................            99,530           164,985
  General and administrative costs (G&A)..............................           497,516           638,049
  Accretion expense...................................................             9,286                --
  Amortization of deferred compensation (G&A).........................                --            54,688
                                                                           -------------     -------------
    Total operating costs and expenses................................         1,108,813         1,449,542
                                                                           -------------     -------------

Operating loss........................................................          (487,542)         (999,380)
                                                                           -------------     -------------

Other income (expense):
  Interest and other income...........................................             9,613           104,953
  Interest expense....................................................          (229,808)         (123,526)
                                                                           -------------     -------------
    Total other income (expense) .....................................          (220,195)          (18,573)
                                                                           -------------     -------------

Loss before cumulative effect of change in accounting principle.......          (707,737)       (1,017,953)

Cumulative effect of change in accounting principle                            1,799,494                --
                                                                           -------------     -------------
Net income (loss) after cumulative effect of change in
  accounting principle................................................     $   1,091,757     $  (1,017,953)
                                                                           =============     =============

Pro forma net loss reflecting adoption of SFAS 143....................                       $  (1,051,416)
                                                                                             =============



           The accompanying notes are an integral part of the consolidated financial statements.

                                                    5

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Operations
                                                    continued
                                                   (Unaudited)


                                                                        For the Three Months Ended March 31,
                                                                        ------------------------------------
                                                                              2003              2002
                                                                         ---------------  ----------------
Basic net loss per common share before cumulative effect of
  change in accounting principle......................................             (0.04)            (0.06)
Cumulative effect of change in accounting principle...................              0.10)               --
                                                                         ---------------  ----------------

Basic net income (loss) per common share after cumulative
  effect of change in accounting principle............................   $          0.06  $          (0.06)
                                                                         ===============  ================

Diluted net loss per common share before cumulative effect
  of change in accounting principle...................................             (0.04)            (0.06)

Cumulative effect of change in accounting principle...................              0.10)               --
                                                                         ---------------  ----------------

Diluted net income (loss) per common share after cumulative
  effect of change in accounting principle............................   $          0.06  $          (0.06)
                                                                         ===============  ================

Pro forma net loss per common share reflecting adoption of SFAS 143
       Basic..........................................................                    $          (0.06)
                                                                                          ================

       Diluted........................................................                    $          (0.06)
                                                                                          ================

Basic weighted average number of shares outstanding...................        17,651,917        17,628,235

Diluted weighted average number of shares outstanding.................        18,413,880        17,628,235



           The accompanying notes are an integral part of the consolidated financial statements.

                                                    6

                                       FX ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)


                                                                         For the Three Months Ended March 31,
                                                                         ------------------------------------
                                                                                2003              2002
                                                                            ------------      ------------
Cash flows from operating activities:
  Net income (loss)..................................................       $  1,091,757      $ (1,017,953)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Cumulative effect of change in accounting principle............         (1,799,494)               --
      Accretion expense..............................................              9,286                --
      Depreciation, depletion and amortization.......................             99,530           164,985
      Stock issued for services......................................             10,000                --
      Amortization of loan fees......................................              7,718                --
      Amortization of deferred compensation (G&A)....................                 --            54,688
  Increase (decrease) from changes in working capital items:
    Accounts receivable..............................................            (29,662)         (147,562)
    Inventory........................................................              2,724                35
    Other current assets.............................................             42,758            49,103
    Accounts payable and accrued liabilities.........................           (271,790)         (259,194)
                                                                            ------------      ------------
      Net cash used in operating activities..........................           (837,173)       (1,155,898)
                                                                            ------------      ------------

Cash flows used in investing activities:
  Additions to oil and gas properties................................            (84,944)          (12,747)
  Additions to other property and equipment..........................             (4,356)          (26,582)
  Net change in other assets.........................................             15,283                --
                                                                            ------------      ------------
    Net cash used in investing activities............................            (74,017)          (39,329)
                                                                            ------------      ------------

Cash flows from financing activities:
  Proceeds from preferred stock offering, net........................          5,593,872                --
  Payment on loan fees...............................................           (100,000)               --
  Payments on notes payable..........................................         (1,675,000)               --
                                                                            ------------      ------------
    Net cash provided by financing activities........................          3,818,872                --
                                                                            ------------      ------------
Increase in cash and cash equivalents................................          2,907,682        (1,195,227)
Cash and cash equivalents at beginning of period.....................            705,012         3,157,427
                                                                            ------------      ------------
Cash and cash equivalents at end of period...........................       $  3,612,694      $  1,962,200
                                                                            ============      ============


         The accompanying notes are an integral part of the consolidated financial statements.

                                                    7

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


Note 1:  Basis of Presentation

         The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy's annual report on Form 10-K for the year ended December 31, 2002, including the financial statements and notes thereto.

         The consolidated financial statements include the accounts of FX Energy and its wholly-owned subsidiaries and FX Energy's undivided interests in Poland. All significant intercompany accounts and transactions have been eliminated in consolidation. At March 31, 2003, FX Energy owned 100% of the voting stock of all of its subsidiaries.

Note 2:  Private Placement of Convertible Preferred Stock

         On March 13, 2003, the Company sold 2,250,000 shares of 2003 Series Convertible Preferred Stock in a private placement of securities, raising a total of $5.6 million after offering costs of $31,000. Each share of preferred stock immediately converts into one share of common stock and one warrant to purchase one share of common stock at $3.60 per share upon registration of the common shares. The warrants to purchase are exercisable anytime between March 1, 2004, and March 1, 2008. The preferred stock has a liquidation preference equal to the sales price for the shares, which was $2.50 per share.

         In connection with the issuance of the 2003 Series Convertible Preferred Stock, the Company allocated approximately $2.3 million of the proceeds to the warrants, and the remaining amount of the proceeds to a beneficial conversion feature. As the conversion of the preferred shares and the issuance of the warrants are contingent upon the registration of the underlying shares, these amounts will be recognized in the calculation of earnings per share upon the conversion of the preferred stock to common stock. A Form S-3 has been filed with the SEC to effect this registration.

         The net proceeds from the offering were used to reduce the obligation to RRPV, and will be used to fund ongoing geological and geophysical costs in Poland and support ongoing prospect marketing and general and administrative costs.

Note 3:  Financing with Rolls Royce Power Ventures

         In early 2003, the Company reached an agreement with Rolls-Royce Power Ventures Limited, or RRPV, to amend its 9.5% Convertible Secured Note in the amount of $5,000,000. Following its private placement of convertible preferred stock described in Note 2, the Company paid $2,250,000 to RRPV, $1,675,000 of which was applied to the outstanding balance, $475,000 of which was applied to accrued interest, and the remaining $100,000 was a loan extension payment and is being amortized over the remaining term of the loan. In return, RRPV extended the maturity date of the note from March 9, 2003, to December 31, 2003. The Company also agreed to pay 40% of the gross proceeds of any subsequent equity or debt offering concluded prior to the amended maturity date to RRPV, and agreed to assign its rights to payments under the CalEnergy Gas agreement to RRPV, except for those amounts related to drilling the two wells. All such payments will be used to offset the remaining principal and interest. In exchange for these payments, RRPV agreed to release its lien on interests earned by CalEnergy Gas under its agreement with the Company.

         The loan amendment contained other terms and conditions, including an increase in the interest rate on the note from 9.5% to 12% per annum effective March 9, 2003. The time period during which RRPV can convert the principal amount of the note into shares of common stock was extended to December 31, 2003, with the conversion price being changed from $5.00 per share to $3.42 per share.

Note 4:  Net Income (Loss) Per Share

         Basic earnings per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net income (loss) by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants and convertible preferred stock. Options to purchase 4,544,017 and 5,885,585 shares of common stock at prices ranging from $1.50 to $10.25 per share with a weighted average of $5.52 per share and at $4.87 per share were outstanding at March 31, 2003 and 2002, respectively. Of these outstanding options, 286,963 shares were used to calculate diluted net income per share for the period ended March 31, 2003. In addition, the preferred stock (see Note 2) is convertible into 2,250,000 shares of common stock upon registration, at which time an additional 2,250,000 warrants to purchase common stock at $3.60 per share will be issued. No options or warrants were included in the computation of diluted net loss per share for the period ended March 31, 2002, because the effect would have been antidilutive.

Note 5:  Asset Retirement Obligations

         In August 2001, the FASB issued SFAS No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." The Company adopted SFAS 143 beginning January 1, 2003. The most significant impact of this standard on the Company was a change in the method of accruing for site restoration costs. Under SFAS 143, the fair value of asset retirement obligations is recorded as a liability when incurred, which is typically at the time the assets are placed in service. Amounts recorded for the related assets are increased by the amount of these obligations. Over time, the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the useful lives of the related assets.

         The Company used an expected cash flow approach to estimate its asset retirement obligations under SFAS 143. Upon adoption, the Company recorded a retirement obligation of $345,000, an increase in property and equipment cost of $1,535,000, a decrease in accumulated depreciation, depletion and amortization of $609,000 and a cumulative effect of accounting change income, net of $0 tax, of $1,799,000. As a result of adoption of SFAS 143, the Company estimates that accretion expense will be approximately $37,000 in 2003.

         At January 1, 2003, there are no assets legally restricted for purposes of settling asset retirement obligations. There was no impact on the Company's cash flows as a result of adopting SFAS 143 because the cumulative effect of change in accounting method is a noncash transaction.

         The Company's estimated asset retirement obligation liability at January 1, 2002, was approximately $322,000.

Note 6:  Income Taxes

         FX Energy recognized no income tax expense (benefit) from the net income (loss) generated in the first quarter of 2003 and the first quarter of 2002. The Company has sufficient net operating losses to offset any taxable income generated by the cumulative effect of accounting change in 2003.

Note 7:  Business Segment Information

         FX Energy operates within two segments of the oil and gas industry: the exploration and production segment ("E&P") and the oilfield services segment. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes. Reportable business segment information as of March 31, 2003, and for the three months ended March 31, 2003, excluding the impact of the change in accounting principle, follows:

                                                                                  Non-
                                                                Oilfield       Segmented
                                                  E&P           Services        Items(1)         Total
                                             --------------- --------------- --------------- ---------------
Business segment information:
  Revenues...................................   $   611,943    $     9,328   $           --   $    621,271

  Net income (loss)..........................       152,209       (139,544)        (720,402)      (707,737)
  Identifiable net property and
    equipment................................     3,713,640        721,659           70,227      4,505,526
-----------------
(1)  Net loss reconciling items include $2,691 of corporate DD&A, $497,514 of general and administrative expenses, and $(220,197) of other income and expense. Identifiable net property and equipment includes $70,227 of corporate office equipment, hardware and software.

         Reportable business segment information as of March 31, 2002, and for the three months ended March 31, 2002, follows:

                                                                                 Non-
                                                                Oilfield       Segmented
                                                  E&P           Services       Items (1)         Total
                                             --------------- --------------- --------------- ---------------
Business segment information:
  Revenues...................................   $   445,809    $     4,353   $           --   $    450,162

  Net loss...................................      (117,281)      (183,806)        (716,866)    (1,017,953)
  Identifiable net property and
    equipment................................     3,785,652        934,489           96,118      4,816,259
-----------------------

(1) Net loss reconciling items include $5,558 of corporate DD&A, $638,047 of general and administrative expenses, $54,688 of amortization of deferred compensation (G&A) and $18,573 of other income and expense. Identifiable net property and equipment includes $96,118 of corporate office equipment, hardware and software.

Note 8:  Stock-Based Compensation

         The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. Nonemployee stock-based compensation is accounted for using the fair value method in accordance with SFAS No. 123 "Accounting for Stock-based Compensation."

         On December 31, 2002, the FASB issued SFAS 148, "Accounting for Stock Based Compensation Transition and Disclosure," which amends SFAS 123. SFAS 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company adopted SFAS 148 for the year ended December 31, 2002. The Company will continue to account for its stock-based compensation according to the provisions of APB Opinion No. 25.

         Had compensation cost for the Company's stock options been recognized based on the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended, the Company's net earnings and earnings per share for the periods ended March 31 2003 and 2002 would have been as follows:

         (in thousands)                                                          2003           2002
                                                                             ------------    ------------
         Net income (loss):
         Net income (loss), as reported.....................................   $  1,092       $  (1,018)
         Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related
         tax effects........................................................       (202)           (281)
                                                                             -------------  -------------
              Pro forma net income (loss)...................................   $    890       $  (1,299)
                                                                             =============  =============
         Basic and diluted net income (loss) per share:
              As reported...................................................   $   0.06      $   (0.06)
              Pro forma.....................................................       0.05          (0.07)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations by Business Segment

         We operate within two segments of the oil and gas industry: the exploration and production segment, or E&P, and the oilfield services segment. Depreciation, depletion and amortization costs, or DD&A, and general and administrative costs, or G&A, directly associated with their respective segments are detailed within the following discussion. Amortization of deferred compensation (G&A), interest income, other income, and other costs that are not allocated to individual operating segments for management or segment reporting purposes, are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and the information regarding nonsegmented items for the three months ended March 31, 2003 and 2002, follows.

Quarter Ended March 31, 2003, Compared to the Same Period of 2002

         Exploration and Production Segment

         FX Energy's oil and gas revenues are comprised of oil production in the United States and, until December 31, 2002, gas production in Poland. A summary of the percentage change in oil and gas revenues, average prices and production for first quarter of 2003 and 2002 from year to year is set forth on the following table:

                                                                          Quarter Ended March 31,
                                                        ------------------------------------------------------------
                                                                    Oil                            Gas
                                                        -----------------------------  -----------------------------
                                                            2003           2002            2003           2002
                                                        -------------- --------------  -------------- --------------
Revenues..............................................    $ 612,000      $ 354,000         $   --       $ 92,000
  Percent change versus prior year's quarter..........          73%           -34%             --%            48%

Average price per (Bbl or Mcf(1)) ....................      $ 29.27        $ 16.96         $   --          $1.58
  Percent change versus prior year's quarter..........          73%           -26%             --%            --%

Production volumes (Bbls or Mcf)......................       20,906         22,662             --         58,250
  Percent change versus prior year's quarter..........          -8%            -3%             --%            47%
-------------------

(1) The contract price prior to adjusting for Btu content was $2.02 per Mcf.

         Oil Revenues. Oil revenues were $612,000 during the first quarter of 2003, an increase of $258,000 compared to $354,000 during the same period of 2002. During the first quarter of 2003, our oil revenues were positively affected by significantly higher average oil prices, offset by 8% lower production which was attributable to the natural production declines of our producing properties.

         Gas Revenues. Gas revenues were $0 during the first quarter of 2003, compared to $92,000 in gas revenues during the same period of 2002. As part of our Fences I settlement with the Polish Oil and Gas Company, or POGC, in early 2003, we agreed to assign our interest in the Kleka well, along with the related accounts receivable amount, to POGC as soon as possible in 2003. Accordingly, we have stopped recording gas sales in 2003. Gas volumes in the first quarter of 2002 reflected a full quarter of production during 2002 from the Kleka 11, our first producing well in Poland, which began producing in late February 2001.

         Lease Operating Costs. Lease operating costs were $360,000 during the first quarter of 2003, an increase of $7,000 compared to the same period of 2002. Lease operating costs incurred during the first quarter of 2003 include no costs associated with the Kleka 11, while lease operating costs at the Kleka 11 well averaged approximately $0.16 per Mcf in the prior year. During the first quarter of 2003 in the United States, lifting costs were $17.24 per barrel, an increase of $2.29 compared to $14.95 during the same period of 2002. The increase was due primarily to one-time workover expenses and higher third-party maintenance activities. We expect that operating costs will trend lower during the balance of the year.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $67,000 during the first quarter of 2003, compared to $127,000 during the same period of 2002, a decrease of 47%. Limited available capital in 2003 and 2002 has caused us to sharply curtail our exploration activities in Poland compared to prior years. We expect that our exploration activities in Poland will continue to be curtailed in the near term pending the successful farmout of additional prospects.

         DD&A Expense - Exploration and Production. DD&A expense for producing properties was $23,000 for the first quarter of 2003, a decrease of 73% compared to $84,000 during the same period of 2002. Essentially all of the decrease in DD&A is associated with the assignment of the Kleka 11 well. In 2002, we recorded a full quarter of DD&A expense in Poland related to the Kleka well.

         Accretion Expense. Accretion expense reflects the first quarter increase in our Asset Retirement Obligation under SFAS 143 that we adopted on January 1, 2003.

         Oilfield Services Segment

         Oilfield Services Revenues. Oilfield services revenues were $9,000 during the first quarter of 2003, an increase of $5,000 compared to $4,000 for the first quarter of 2002. During most of the first quarters of 2003 and 2002, our drilling rig was idle due to winter weather. Oilfield servicing revenues were generated primarily by our well-servicing equipment during these periods. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties and other factors.

         Oilfield Services Costs. Oilfield services costs were $75,000 during the first quarter of 2003, down from the $112,000 incurred in the same period of 2002. The bulk of the costs in both periods related to downtime maintenance costs associated primarily with our drilling rig. Oilfield services costs will also continue to fluctuate year to year based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $74,000 during the first quarter of 2003, compared to $75,000 during the same period of 2002. The year-to-year decrease was primarily due to capital additions from prior years being fully depreciated during 2002.

         Nonsegmented Information

         DD&A - Corporate. DD&A for corporate activities was $3,000 during the first quarter of 2003, a decrease of $3,000 compared to the same period of 2002. DD&A was lower primarily due to capital items being depreciated in the first quarter of 2002 subsequently becoming fully depreciated prior to the first quarter of 2003.

         G&A Costs. G&A costs were $498,000 during the first quarter of 2003, a decrease of 22% compared to the same period of 2002, primarily due to a 50% reduction in executive salaries that was instituted on July 1, 2002.

         Amortization of Deferred Compensation (G&A). Amortization of deferred compensation was $0 during the first quarter of 2003, compared to $55,000 during the same period of 2002. On April 5, 2001, we extended the term of options to purchase 125,000 shares of the Company's common stock that were to expire during 2001 for a period of two years, with a one-year vesting period. On August 4, 2000, we extended the term of options and warrants to purchase 678,000 shares of our common stock that were to expire during 2000 for a period of two years, with a one-year vesting period. In accordance with FIN 44 "Accounting for Certain Transactions involving Stock Compensation," we incurred total noncash deferred compensation costs of $1.8 million associated with the option extensions, to be amortized over their respective one-year vesting periods from the date of extension. All of the deferred compensation associated with these transactions was amortized by the end of the first quarter of 2002. All of the extended options have expired.

         Interest and Other Income. Interest and other income was $10,000 during the first quarter of 2003, a decrease of $95,000 compared to $105,000 during the same period of 2002. During the first quarter of 2002, we recorded other income of $93,000 pertaining to amortizing an option premium resulting from granting RRPV an option to purchase gas from our properties in Poland. There was no income related to the option premium during 2003.

         Interest Expense. Interest expense was $230,000 during the first quarter of 2003, compared to $124,000 during the same period of 2002. We began accruing interest on our POGC obligation in the fourth quarter of 2002, which accounted for a majority of the additional interest in the first quarter of 2003. In addition, the interest rate on our RRPV obligation was increased from 9.5% to 12% as of March 9, 2003.

Liquidity and Capital Resources

         General. As of March 31, 2003, we had approximately $3.6 million of cash and cash equivalents and negative working capital of approximately $4.2 million, coupled with a history of operating losses. These matters raise doubt about our ability to continue as a going concern. In addition, we have a remaining work commitment of $6.6 million, in addition to an accrued liability of $4.6 million at March 31, 2003, that must be satisfied in order to earn a 49.0% interest in our Fences I project area.

         To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities and agreements with industry partners that funded our share of costs in certain exploratory activities in order to earn an interest in our properties. We recently completed a private placement of convertible preferred stock (see Note 2). However, the continuation of our exploratory efforts in Poland is dependent on raising additional capital or on arranging industry funding for such exploration. The availability of such capital will affect the timing, pace, scope and amount of our future capital expenditures. There can be no assurance that we will be able to obtain additional financing, reduce expenses or successfully complete other steps to continue as a going concern. If we are unable to obtain sufficient funds to satisfy our future cash requirements, we may be forced to curtail operations, dispose of assets or seek extended payment terms from our vendors. Such events would materially and adversely affect our financial position and results of operations.

         Working Capital (current assets less current liabilities). Our working capital deficit was $4,219,000 as of March 31, 2003, a decrease of $4,931,000 from our working capital deficit at December 31, 2002, of $9,150,000, principally as a result of the private placement of preferred stock discussed earlier. Our current liabilities include $4.6 million of costs related to our Fences I project in Poland, and $3.3 million payable to RRPV, which has a current maturity date of December 31, 2003.

         Operating Activities. Net cash used in operating activities was $837,000 during the first quarter of 2003, a decrease of $219,000 compared to $1,156,000 in net cash used during the same period of 2002. This reduction in cash used is a direct reflection of our curtailed exploration activities and lower geological and geophysical costs in Poland, as well as lower employee costs.

         Investing Activities. We spent $74,000 in investing activities during the first quarter of 2003, primarily related to our proved properties in the United States. In 2002, we spent $39,000 in investing activities during the first quarter of 2002, including $27,000 on upgrading our oilfield servicing equipment and $12,000 on our proved properties in the United States.

         Financing Activities. During the first quarter of 2003, we completed a private placement of convertible preferred stock, resulting in proceeds after offering costs of approximately $5,594,000. We used $1,675,000 of the proceeds to pay down our RRPV note, and incurred loan fees relating to our new agreement with RRPV of $100,000. We received no cash from financing activities during the first quarter of 2002.

Contractual Obligations and Contingent Liabilities and Commitments

         The following is a summary of our significant contractual obligations as of March 31, 2003 (in thousands):

                                                       Due by December 31, 2003
            Common stock issuable(1).................                  --
            Fences I work commitment(2) .............    $   5,600
            Cash payment to POGC(3)..................    $   4,400 plus interest
            Note payable (RRPV)(3)...................    $   3,325 plus interest
                                                       -------------------------
            Total ...................................    $  13,325
                                                       =========================
-------------------
(1) 2,250,000 shares of common stock are issuable upon the conversion of the 2003 Series Convertible Preferred Stock (see Note 2). In addition, warrants to purchase 2,250,000 shares of common stock at $3.60 per share will be issued upon the preferred stock conversion.
2) The Fences I work commitment and the cash payment to POGC are required in order for us to meet our commitment to earn a 49% interest in the Fences
     I project area.
3)   Included in current liabilities at March 31, 2003.

Risk Factors

         We face a number of risks in our business, including, but not limited to, the risk factors discussed in our annual report on Form 10-K for the year ended December 31, 2002, and other Securities and Exchange Commission filings.

Other Items

         The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future financial position or results of operations.

Critical Accounting Policies

         A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements contained in the annual report on Form 10-K for the year ended December 31, 2002. We believe the application of these accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial condition and cash flows.

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

         Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors. We believe our critical accounting policies include those addressing the recoverability and useful lives of assets, the retirement obligations associated with those assets, and the estimates of oil and gas reserves.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Price Risk

         Realized pricing for our oil production in the United States is primarily driven by the prevailing worldwide price of oil, subject to gravity and other adjustments for the actual oil sold. Historically, oil prices have been volatile and unpredictable. Price volatility relating to our oil production in the United States is expected to continue in the foreseeable future. We currently do not engage in any hedging activities or have any derivative financial instruments to protect ourselves against market risks associated with oil and gas price fluctuations.

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


                         ITEM 4. CONTROLS AND PROCEDURES

         Within 90 days prior to the filing date of this Report, the Company's principal executive officer ("CEO") and principal financial officer ("CFO") carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on those evaluations, the Company's CEO and CFO believe:

         (i) that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

         (ii) that the Company's disclosure controls and procedures are effective.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation referred to in Item 4, above, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

                           PART II--OTHER INFORMATION

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

         The net proceeds from the offering were used to reduce the obligation to RRPV, and will be used to fund ongoing geological and geophysical costs in Poland and support ongoing prospect marketing and general and administrative costs.

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

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         The following exhibits are filed as a part of this report:

                 SEC
   Exhibit    Reference
    Number      Number           Title of Document                  Location
------------ ------------ ---------------------------------------- -------------
   Item 99                Additional Exhibits
------------ ------------ ---------------------------------------- -------------
    99.01          99     Certification of Chief Executive Officer  This filing
    99.02          99     Certification of Chief Financial Officer  This filing


(b) Reports on form 8-K

         During the quarter ended March 31, 2003, FX Energy filed the following reports on Form 8-K:

            Date of Event Reported             Item(s) Reported
          ---------------------------  ------------------------------
              January 9, 2003                Item 5. Other Events
              January 13, 2003               Item 5. Other Events
              January 27, 2003               Item 5. Other Events
              February 6, 2003               Item 5. Other Events
              February 26, 2003              Item 7. Exhibits
                                             Item 9. Regulation FD Disclosure
              March 13, 2003                 Item 5. Other Events



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FX ENERGY, INC.
                                               (Registrant)


Date:  May 15, 2003                        By  /s/ David N. Pierce
                                              ------------------------------
                                              David N. Pierce, President,
                                              Chief Executive Officer



Date:  May 15, 2003                        By  /s/ Thomas B. Lovejoy
                                              ------------------------------
                                              Chief Financial Officer

                                  CERTIFICATION

         I, David N. Pierce, President and Chief Executive Officer of FX Energy, Inc., certify that:

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


/s/ David N. Pierce
--------------------------------------------
David N. Pierce
Title: President and Chief Executive Officer
(Principal Executive Officer)

                                  CERTIFICATION

         I, Thomas B. Lovejoy, Chief Financial Officer of FX Energy, Inc., certify that:

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


/s/ Thomas B. Lovejoy
---------------------------------
Thomas B. Lovejoy
Title: Chief Financial Officer
(Principal Financial Officer)