Form 10-Q
period 2003-06-30
FX ENERGY INC
filed 2003-08-14
CIK 907649

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


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

                                 Yes [ ]_ No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of August 13, 2003, was 20,984,640.

                        FX ENERGY, INC. AND SUBSIDIARIES
          Form 10-Q for the Three Months Ended and as of June 30, 2003


                                TABLE OF CONTENTS



 Item                                                                     Page
-------                                                                 -------
                         Part I. Financial Information

  1    Financial Statements:
             Consolidated Balance Sheets.................................  3
             Consolidated Statements of Operations.......................  5
             Consolidated Statements of Cash Flows.......................  7
             Notes to Consolidated Financial Statements..................  8
  2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................... 14
  3    Quantitative and Qualitative Disclosures about Market Risk........ 21
  4    Controls and Procedures........................................... 21

                           Part II. Other Information

  2    Changes in Securities and Use of Proceeds......................... 23
  4    Submission of Matters to a Vote of Security Holders............... 23
  6    Exhibits and Reports on Form 8-K.................................. 24
  --   Signatures........................................................ 25

                                     PART I.
                              FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                   (Unaudited)


                                                                              June 30,             December 31,
                                                                                2003                   2002
                                                                        ---------------------  ---------------------
ASSETS

Current assets:
  Cash and cash equivalents..............................................    $ 2,963,196            $    705,012
  Accounts receivable:
    Accrued oil sales....................................................        219,044                 238,236
    Joint interest owners and others.....................................         56,530                  36,893
  Inventory..............................................................         79,143                  84,262
  Other current assets...................................................         84,455                  95,726
                                                                             -----------            ------------
    Total current assets.................................................      3,402,368               1,160,129
                                                                             -----------            ------------

Property and equipment, at cost:
  Oil and gas properties (successful efforts method):
    Proved...............................................................      6,249,853               4,754,377
    Unproved.............................................................        154,261                 154,261
    Other property and equipment.........................................      3,716,200               3,683,226
                                                                             -----------            ------------
      Gross property and equipment.......................................     10,120,314               8,591,864
    Less: accumulated depreciation, depletion and amortization...........     (4,168,993)             (4,685,487)
                                                                             -----------            ------------
      Net property and equipment.........................................      5,951,321               3,906,377
                                                                             -----------            ------------

Other assets:
  Certificates of deposit ...............................................        356,500                 356,500
  Other..................................................................          2,789                  18,072
                                                                             -----------            ------------
    Total other assets...................................................        359,289                 374,572
                                                                             -----------            ------------

Total assets.............................................................    $ 9,712,978            $  5,441,078
                                                                             ===========            ============

                                                    -- Continued --


               The accompanying notes are an integral part of the consolidated financial statements.

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                   (Unaudited)

                                                 -- Continued --


                                                                                    June 30,         December 31,
                                                                                      2003              2002
                                                                             -------------------- ---------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable..........................................................     $      395,309     $      376,264
  Accrued liabilities.......................................................          4,726,657          4,933,393
  Current portion of note payable...........................................          3,325,000          5,000,000
                                                                                 --------------     --------------
    Total current liabilities...............................................          8,446,966         10,309,657

Asset retirement obligation  ...............................................            364,123                 --
                                                                                 --------------     --------------

    Total liabilities.......................................................          8,811,089         10,309,657
                                                                                 --------------     --------------


Stockholders' equity (deficit):
  Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,250,000 shares issued ($5,625,000 liquidation preference)
    as of June 30, 2003, and no shares as of December 31, 2002..............              2,250                 --
  Common stock, $0.001 par value, 100,000,000 shares authorized;
    17,716,185 and 17,651,917 shares issued as of June 30, 2003 and
    December 31, 2002, respectively.........................................             17,715             17,652
  Additional paid-in capital................................................         54,831,499         49,049,025
  Accumulated deficit.......................................................        (53,949,575)       (53,935,256)
                                                                                 --------------     --------------
    Total stockholders' equity (deficit) ...................................            901,889         (4,868,579)
                                                                                 --------------     --------------

Total liabilities and stockholders' equity (deficit) .......................      $   9,712,978     $    5,441,078
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

                                                          4

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Operations
                                                   (Unaudited)



                                                            For the three months              For the six months
                                                               ended June 30,                   ended June 30,
                                                      --------------------------------- --------------------------------
                                                           2003             2002             2003            2002
                                                      ---------------- ---------------- --------------- ----------------
Revenues:
  Oil and gas sales.................................    $    506,575    $     568,730   $    1,118,518   $   1,014,539
  Oilfield services.................................          23,200           38,512           32,528          42,865
                                                        ------------    -------------   --------------   -------------
    Total revenues..................................         529,775          607,242        1,151,046       1,057,404
                                                        ------------    -------------   --------------   -------------

Operating costs and expenses:
  Lease operating expenses..........................         396,343          337,877          756,804         690,419
  Geological and geophysical costs..................         223,980          174,890          290,859         301,726
  Oilfield services costs...........................          53,633           73,256          128,774         185,698
  Depreciation, depletion and amortization..........         155,890          151,665          255,420         316,652
  Accretion expense.................................           9,286               --           18,572              --
  Amortization of deferred compensation (G&A).......              --               --               --          54,688
  General and administrative (G&A)..................         556,372          620,675        1,053,888       1,258,722
                                                        ------------    -------------   --------------   -------------
    Total operating costs and expenses..............       1,395,504        1,358,363        2,504,317       2,807,905
                                                        ------------    -------------   --------------   -------------

Operating loss......................................        (865,729)        (751,121)      (1,353,271)     (1,750,501)
                                                        ------------    -------------   --------------   -------------

Other income (expense):
  Interest income and other income and expense, net.            (294)              --            9,319         104,677
  Interest expense..................................        (240,053)        (119,012)        (469,861)       (242,262)
                                                        ------------    -------------   --------------   -------------
    Total other income (expense)....................        (240,347)        (119,012)        (460,542)       (137,585)
                                                        ------------    -------------   --------------   -------------

Loss before cumulative effect of change in
  accounting principle..............................      (1,106,076)        (870,133)      (1,813,813)     (1,888,086)

Cumulative effect of change in accounting principle.              --               --        1,799,494              --
                                                        ------------    -------------   --------------   -------------
Net loss ...........................................    $ (1,106,076)   $    (870,133)  $      (14,319)  $  (1,888,086)
                                                        ============    =============   ==============   =============

Pro forma net loss reflecting adoption of SFAS 143..                    $    (878,499)                   $  (1,904,818)
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

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Operations
                                                   (Unaudited)

                                                 -- Continued --



                                                            For the three months              For the six months
                                                               ended June 30,                   ended June 30,
                                                      --------------------------------- --------------------------------
                                                           2003             2002             2003            2002
                                                      ---------------- ---------------- --------------- ----------------
Basic loss per common share before
cumulative effect of change in accounting principle.    $     (0.06)    $       (0.05)  $        (0.10)  $       (0.11)

Cumulative effect of change in accounting principle.             --                --             0.10              --
                                                        ------------    -------------   --------------   -------------
Basic net loss per common share.....................    $      (0.06)   $       (0.05)  $           --   $       (0.11)
                                                        ============    =============   ==============   =============

Diluted loss per common share before cumulative
 effect of change in accounting principle...........           (0.06)           (0.05)           (0.10)          (0.11)

Cumulative effect of change in accounting principle.               --              --             0.10              --
                                                        ------------    -------------   --------------   -------------

Diluted net loss per common share...................    $      (0.06)   $       (0.05)  $           --   $       (0.11)
                                                        ============    =============   ==============   =============

Pro forma net loss per common share reflecting adoption of SFAS 143

Basic...............................................                    $       (0.05)                   $       (0.11)
                                                                        =============                    =============

Diluted.............................................                    $       (0.05)                   $       (0.11)
                                                                        =============                    =============

Basic and diluted weighted average number of
  shares outstanding................................      17,714,099       17,633,917       17,683,180      17,631,092



               The accompanying notes are an integral part of the consolidated financial statements

                                                          6

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)


                                                                                     For the six months
                                                                                       ended June 30,
                                                                            -------------------------------------
                                                                                   2003                2002
                                                                            ------------------  -----------------
Cash flows from operating activities:
  Net loss..........................................................          $     (14,319)       $ (1,888,086)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Cumulative effect of change in accounting principle...........             (1,799,494)                 --
      Accretion expense.............................................                 18,572                  --
      Depreciation, depletion and amortization......................                255,420             316,652
      Amortization of loan fees.....................................                 38,255                  --
      Amortization of deferred compensation (G&A)...................                     --              54,688
      Common stock issued for services..............................                 72,515              44,000
                                                                              -------------        ------------
  Increase (decrease) from changes in working capital items:
    Accounts receivable.............................................                   (445)           (248,527)
    Inventory.......................................................                  5,119               1,454
    Other current assets............................................                 73,016              75,710
    Accounts payable and accrued liabilities........................                (69,291)            (74,816)
                                                                              -------------        ------------
      Net cash used in operating activities.........................             (1,420,652)         (1,718,925)
                                                                              -------------        ------------

Cash flows from investing activities:
  Additions to oil and gas properties...............................               (119,711)            (28,750)
  Additions to other property and equipment.........................                (35,608)            (89,108)
  Decreases in other assets.........................................                 15,283                  --
                                                                              -------------        ------------
    Net cash used in investing activities...........................               (140,036)           (117,858)
                                                                              -------------        ------------

Cash flows from financing activities:
  Proceeds from preferred stock offering, net.......................              5,593,872                  --
  Payment of loan fees..............................................               (100,000)                 --
  Payments on notes payable.........................................             (1,675,000)                 --
                                                                              -------------        ------------
    Net cash provided by financing activities.......................              3,818,872                  --
                                                                              -------------        ------------

(Decrease) increase in cash and cash equivalents....................              2,258,184          (1,836,783)
Cash and cash equivalents at beginning of period....................                705,012           3,157,427
                                                                              -------------        ------------
Cash and cash equivalents at end of period..........................          $   2,963,196        $  1,320,644
                                                                              =============        ============



            The accompanying notes are an integral part of the consolidated financial statements

                                                        7

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

Note 1:  Basis of Presentation

         The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy's annual report on Form 10-K for the year ended December 31, 2002, and the Form 10-Q for the quarter ended March 31, 2003, including the financial statements and notes thereto.

         The consolidated financial statements include the accounts of FX Energy and its wholly-owned subsidiaries and FX Energy's undivided interests in Poland. All significant intercompany accounts and transactions have been eliminated in consolidation. At June 30, 2003, FX Energy owned 100% of the voting stock of all of its subsidiaries.

Note 2:  Private Placement of Convertible Preferred Stock

         On March 13, 2003, the Company sold 2,250,000 shares of 2003 Series Convertible Preferred Stock in a private placement of securities, raising a total of $5.6 million after offering costs of $31,000. Each share of preferred stock immediately converts into one share of common stock and one warrant to purchase one share of common stock at $3.60 per share upon registration of the common shares. The warrants to purchase common stock are exercisable anytime between March 1, 2004, and March 1, 2008. The preferred stock has a liquidation preference equal to the sales price for the shares, which was $2.50 per share.

         In connection with the issuance of the 2003 Series Convertible Preferred Stock, the Company allocated approximately $2.3 million of the proceeds to the warrants, and the remaining amount of the proceeds to a beneficial conversion feature. As the conversion of the preferred shares and the issuance of the warrants are contingent upon the registration of the underlying shares, these amounts will be recognized in the calculation of earnings per share upon the conversion of the preferred stock to common stock. A registration statement on Form S-3 has been filed with the SEC to effect this registration.

         The net proceeds from the offering were used to reduce the note payable to Rolls-Royce Power Ventures Limited, or RRPV, and will be used to fund ongoing geological and geophysical costs in Poland and support ongoing prospect marketing and general and administrative costs.

Note 3:  Financing with Rolls-Royce Power Ventures

         In early 2003, the Company reached an agreement with RRPV to amend its 9.5% Convertible Secured Note in the amount of $5,000,000. Following its private placement of convertible preferred stock described in Note 2, the Company paid $2,250,000 to RRPV, $1,675,000 of which was applied to the outstanding balance, $475,000 of which was applied to accrued interest, and the remaining $100,000 was a loan extension payment and is being amortized over the remaining term of the loan. In return, RRPV extended the maturity date of the note from March 9, 2003, to December 31, 2003. The Company also agreed to pay 40% of the gross proceeds of any subsequent equity or debt offering concluded prior to the amended maturity date to RRPV, and agreed to assign its rights to payments under the CalEnergy Gas (Holdings), Ltd. agreement to RRPV, except for those amounts related to drilling the two wells. All such payments will be used to offset the remaining principal and interest. In exchange for these payments, RRPV agreed to release its lien on interests earned by CalEnergy Gas under its agreement with the Company.

         The loan amendment contained other terms and conditions, including an increase in the interest rate on the note from 9.5% to 12% per annum effective March 9, 2003. The time period during which RRPV can convert the principal amount of the note into shares of common stock was extended to December 31, 2003, with the conversion price being changed from $5.00 per share to $3.42 per share, the market price of the Company's stock when RRPV agreed to extend the payment date. In accordance with APB 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," no charge to income will be recorded as a result of the reduction in conversion price as the new conversion price does not result in any intrinsic value.

Note 4:  Net Income (Loss) Per Share

         Basic earnings per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net income (loss) by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants and convertible preferred stock. Options to purchase 4,431,017 and 5,885,167 shares of common stock at prices ranging from $1.50 to $10.25 per share with a weighted average price of $5.52 per share and at $4.87 per share were outstanding at June 30, 2003 and 2002, respectively. In addition, the preferred stock (see Note 2) is convertible into 2,250,000 shares of common stock upon registration, at which time an additional 2,250,000 warrants to purchase common stock at $3.60 per share will be issued. No preferred stock, options or warrants were included in the computation of diluted net loss per share for the periods ended June 30, 2003 and 2002, because the effect would have been antidilutive.

Note 5:  Asset Retirement Obligations

         In August 2001, the Financial Accounting Standards Board, or FASB, issued Statement No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." The Company adopted SFAS 143 beginning January 1, 2003. The most significant impact of this standard on the Company was a change in the method of accruing for site restoration costs. Under SFAS 143, the fair value of asset retirement obligations is recorded as a liability when incurred, which is typically at the time the assets are placed in service. Amounts recorded for the related assets are increased by the amount of these obligations. Over time, the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the useful lives of the related assets.

         The Company used an expected cash flow approach to estimate its asset retirement obligations under SFAS 143. Upon adoption, the Company recorded a retirement obligation of $345,000, an increase in property and equipment cost of $1,535,000, a decrease in accumulated depreciation, depletion and amortization of $609,000 and a cumulative effect of change in accounting principle, net of $0 tax, of $1,799,000. As a result of adoption of SFAS 143, the Company estimates that accretion expense will be approximately $37,000 in 2003. For the three- and six-month periods ended June 30, 2003, the effect of adopting SFAS 143 increased expenses $9,286 and $18,572 or $0.00 and $0.00 per basic share, respectively.

         At January 1, 2003, there are no assets legally restricted for purposes of settling asset retirement obligations. There was no impact on the Company's cash flows as a result of adopting SFAS 143 because the cumulative effect of change in accounting principle is a noncash transaction.

         The Company's estimated asset retirement obligation liability at January 1, 2002, was approximately $322,000.

         Following is a reconciliation of the asset retirement obligation from December 31, 2002, to June 30, 2003.

         Asset retirement obligation as of December 31, 2002.......  $       --
         Obligation arising from cumulative effect of change
           in accounting principle.................................     345,551
         Liabilities settled.......................................          --
         Accretion expense.........................................      18,572
                                                                     ----------
         Asset retirement obligation as of June 30, 2003...........  $  364,123
                                                                     ==========
Note 6:  Income Taxes

         FX Energy recognized no income tax benefit from the net loss generated in the first half of 2003 and the first half of 2002.

Note 7:  Business Segments

         FX Energy operates within two segments of the oil and gas industry: the exploration and production segment ("E&P") and the oilfield services segment. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes. Reportable business segment information for the three months ended June 30, 2003, the six months ended June 30, 2003, and as of June 30, 2003, excluding the cumulative effect of change in accounting principle, follows:

                                                          Reportable Segments
                                                    --------------------------------       Non-
                                                                        Oilfield        Segmented
                                                         E&P            Services          Items           Total
                                                    ---------------  ---------------  --------------- ---------------
Three months ended June 30, 2003:
  Revenues(1)......................................   $   506,575     $    23,200     $           --    $    529,775
  Net loss(2)......................................      (202,242)       (105,729)          (798,105)     (1,106,076)

Six months ended June 30, 2003:
  Revenues(3)......................................     1,118,518          32,528                 --       1,151,046
  Net loss(4)......................................       (50,079)       (243,924)        (1,519,818)     (1,813,821)

As of June 30, 2003:
  Identifiable net property and equipment(5).......     5,204,824         655,969             90,528       5,951,321
------------------

(1) All E&P revenues were generated in the United States.
(2) Nonsegmented items include $556,372 of general and administrative costs, $240,347 of other income and expense, and $1,386 of corporate DD&A.
(3) All E&P revenues were generated in the United States.
(4) Nonsegmented items include $1,053,888 of general and administrative costs, $460,542 of other income and expense, and $5,388 of corporate DD&A.
(5) Nonsegmented items include $90,528 of corporate office equipment, hardware and software.

         Reportable business segment information for the three months ended June 30, 2002, the six months ended June 30, 2002, and as of June 30, 2002, follows:

                                                          Reportable Segments
                                                    --------------------------------       Non-
                                                                        Oilfield        Segmented
                                                         E&P            Services          Items           Total
                                                    ---------------  ---------------  --------------- ---------------
Three months ended June 30, 2002:
  Revenues(1)......................................   $   568,730      $   38,512     $           --    $    607,242
  Net loss(2)......................................       (13,297)       (129,988)          (726,848)       (870,133)

Six months ended June 30, 2002:
  Revenues(3)......................................     1,014,539          42,865                 --       1,057,404
  Net loss(4)......................................      (130,578)       (313,794)        (1,443,714)     (1,888,086)

As of June 30, 2002:
  Identifiable net property and equipment(5).......     3,732,395         901,771            108,955       4,743,121
--------------------

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

Note 8:  Stock-Based Compensation

         The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. Nonemployee stock-based compensation is accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-based Compensation."

         On December 31, 2002, the FASB issued Statement No. 148, "Accounting for Stock Based Compensation Transition and Disclosure" (SFAS 148), which amends SFAS No. 123. SFAS 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company adopted SFAS 148 for the year ended December 31, 2002. The Company will continue to account for its stock-based compensation according to the provisions of APB Opinion No. 25.

         Had compensation cost for the Company's stock options been recognized based on the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, the Company's net earnings and earnings per share for the periods ended June 30, 2003 and 2002, would have been as follows:

(in thousands, except for per share data)                 For the three months ended     For the six months ended
                                                                   June 30,                      June 30,
                                                          ----------------------------  ----------------------------
                                                              2003           2002           2003           2002
                                                          -------------  -------------  -------------  -------------
Net income (loss):
Net income (loss), as reported........................    $   (1,106)    $     (870)    $     (14)        $ (1,888)
Less: Total stock-based employee compensation
 expense determined under the fair value based
 method for all awards................................          (207)          (283)          (413)           (566)
                                                          ----------     ----------     ----------        --------
     Pro forma net income (loss)......................    $   (1,313)    $   (1,153)    $     (427)       $ (2,454)
                                                          ==========     ==========     ==========        ========
Basic and diluted net income (loss) per share:
     As reported......................................     $   (0.06)    $   (0.05)     $    0.00       $   (0.11)
     Pro forma........................................         (0.07)    $   (0.07)     $   (0.02)          (0.14)

Note 9:  Intangible Leaseholds Costs

         Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141) and Statement of Financial Accounting Standards, No. 142, Goodwill and Intangible Assets (FAS 142) were issued by the Financial Accounting Standards Board (FASB) in June 2001 and became effective for the Company on July 1, 2001, and January 1, 2002, respectively. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Additionally, FAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. FAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under FAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment.

         The FASB, the Securities and Exchange Commission (SEC) and others continue to discuss the appropriate application of FAS 141 and 142 to oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves. Depending on the outcome of such discussions, these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may be classified separately from oil and gas properties, as intangible assets on the Company's balance sheets. In addition, the disclosures required by FAS 141 and 142 relative to intangibles would be included in the notes to financial statements. Historically, FX Energy, like many other oil and gas companies, has included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after FAS 141 and 142 became effective.

         This interpretation of FAS 141 and 142 would only affect the Company's balance sheet classification of oil and gas leaseholds. The Company's results of operations and cash flows would not be affected, since these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with accounting rules for oil and gas companies provided in Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (FAS 19).

         At December 31, 2002, the Company had undeveloped leaseholds of approximately $147,000 that would be classified on its balance sheet as "intangible undeveloped leasehold" and developed leaseholds of an estimated $7,000 that would be classified as "intangible developed leaseholds" if the Company applied the interpretation currently being discussed.

         The Company will continue to classify its oil and gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and gas properties until further guidance is provided.


Note 10:  Subsequent Event

         Subsequent to June 30, 2003, the Company received net proceeds of approximately $8.8 million from the sale of 3,265,137 shares of common stock and five-year warrants to purchase at $3.75 per share an aggregate of 3,265,137 additional shares. Net proceeds from this placement are allocated toward paying obligations due Polish Oil and Gas Company and RRPV on December 31, 2003, geological and geophysical costs, general and administrative and project marketing costs, and the Company's share of further exploration and possible production facilities.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations by Business Segment

         We operate within two segments of the oil and gas industry: the exploration and production segment, or E&P, and the oilfield services segment. Direct revenues and costs, including depreciation, depletion and amortization costs, or DD&A, and general and administrative costs, or G&A, directly associated with their respective segments are detailed within the following discussion. G&A, amortization of deferred compensation (G&A), interest income, other income, interest expense, and other costs, which are not allocated to individual operating segments for management or segment reporting purposes, are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and the information regarding nonsegmented items for the three months ended June 30, 2003 and 2002, follows.

     Comparison of the Second Quarter of 2003 to the Second Quarter of 2002

         Exploration and Production

         Our oil and gas revenues are comprised of oil production in the United States in 2003 and 2002 and gas production in Poland only in 2002. A summary of the percentage change in oil and gas revenues, average price and production volumes for the second quarter of 2003 and 2002 is set forth in the following table:

                                                                         Quarter Ended June 30,
                                                      --------------------------------------------------------------
                                                                   Oil                            Gas
                                                      ------------------------------ -------------------------------
                                                          2003            2002            2003            2002
                                                      --------------  -------------- --------------- ---------------
Revenues.............................................   $ 507,000       $ 498,000          $   --        $ 71,000
    Percent change versus prior year's quarter.......         +2%                           -100%

Average price (per barrel of oil or
  thousand cubic feet of natural gas)................   $   23.81     $     21.56          $  --         $   1.58(1)
    Percent change versus prior year's quarter.......        +10%                           -100%

Production volumes (barrels of oil or
  thousand cubic feet of natural gas)................      21,286          23,110             --           44,652
    Percent change versus prior year's quarter.......         -8%                           -100%
-------------------

(1) The contract price prior to adjusting for British thermal unit content was $2.02 per thousand cubic feet of natural gas.

         Oil Revenues. Oil revenues were $507,000 during the second quarter of 2003, a 2% increase compared to the same period of 2002. During the second quarter of 2003, our average oil prices rose 10%, from $21.56 per barrel in 2002 to $23.81 per barrel in 2003, while oil production quantities declined by 8%. Oil revenues in 2003 increased from 2002 levels by approximately $48,000 due to higher oil prices, offset by approximately $39,000 related to production declines.

         Gas Revenues. Gas revenues were $0 during the second quarter of 2003, compared to $71,000 in gas revenues during the same period of 2002. As part of our Fences I settlement with the Polish Oil and Gas Company, or POGC, in early 2003, we agreed to assign our interest in the Kleka well, along with the related accounts receivable amount, to POGC as soon as possible in 2003 in order to conserve cash while reducing the balance of our liability due to POGC. Accordingly, we have stopped recording gas sales in 2003. Gas volumes in the second quarter of 2002 reflected a full quarter of production during 2002 from the Kleka 11, our first producing well in Poland, which began producing in late February 2001.

         Lease Operating Costs. Lease operating costs were $396,000 during the second quarter of 2003, an increase of $58,000, or 17%, compared to the same period of 2002. The increase was due primarily to workover expenses and higher third-party maintenance activities incurred during the second quarter of this year. Lease operating costs incurred during the second quarter of 2003 include no costs associated with the Kleka 11, while lease operating costs at the Kleka 11 well averaged approximately $0.16 per thousand cubic feet of gas in the prior year. Our 2003 operating costs increased approximately $93,000 due to higher lifting costs and $4,000 due to higher production taxes, offset by approximately $39,000 related to lower oil production.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $224,000 during the second quarter of 2003, compared to $175,000 during the same period of 2002, an increase of 28%. Limited available capital in 2002 caused us to sharply curtail our exploration activities in Poland that year.

         DD&A Expense - E&P. DD&A expense for producing properties was $79,000 during the second quarter of 2003, an increase of $10,000 compared to $69,000 during the same period of 2002. Because of our agreement to convey to POGC our interest in the Kleka 11 well, we incurred no DD&A expense associated with the Kleka 11 during the second quarter of 2003, while we incurred $50,000 in Kleka 11 related DD&A expense during the same quarter of 2002. The increase from year to year is due primarily to the net book value of domestic assets being increased as a result of the adoption of SFAS 143.

         Accretion Expense. Accretion expense reflects the second quarter increase in our asset retirement obligation under SFAS 143 that we adopted on January 1, 2003.

         Oilfield Services

         Oilfield Services Revenues. Oilfield services revenues were $23,000 during the second quarter of 2003, a decrease of 41% from $39,000 recorded during the same period of 2002. During the second quarter of both years, the contract drilling industry was at a virtual standstill in the area where we operate. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

         Oilfield Services Costs. Oilfield services costs were $54,000 during the second quarter of 2003, down from the $73,000 incurred in the same period of 2002. The bulk of the costs in both periods related to downtime maintenance costs associated primarily with our drilling rig. Oilfield services costs will also continue to fluctuate year to year based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $75,000 during the second quarter of 2003, a decrease of $20,000 compared to $95,000 during the same period of 2002, primarily due to some older assets becoming fully depreciated before the end of the second quarter of 2003.

         Nonsegmented Information

         G&A Costs. G&A costs were $556,000 during the second quarter of 2003, a 10% decrease from the $621,000 recorded for the same period of 2002, primarily due to a 50% reduction in executive salaries that was instituted on July 1, 2002. This approximately $98,000 reduction was partially offset by $22,000 in higher consulting and legal fees associated with the Company's ongoing efforts to obtain industry participants in its Fences projects.

         Interest and Other Income. Interest and other income was negligible during both the second quarter of 2003 and 2002.

         Interest Expense. Interest expense was $240,000 during the second quarter of 2003, compared to $119,000 during the same period of 2002. We began accruing interest on our POGC obligation in the fourth quarter of 2002. In addition, the interest rate on our RRPV obligation was increased from 9.5% to 12% as of March 9, 2003.

     Comparison of the First Half of 2003 to the First Half of 2002

         Exploration and Production

         Our oil and gas revenues are comprised of oil production in the United States during 2003 and 2002 and gas production in Poland only in 2002. A summary of the percentage change in oil and gas revenues, average price and production volumes for the first half of 2003 and 2002 is set forth in the following table:

                                                                         Six Months Ended June 30,
                                                       ---------------------------------------------------------------
                                                                   Oil                              Gas
                                                       -----------------------------  --------------------------------
                                                            2003           2002            2003             2002
                                                       --------------- -------------  ---------------  ---------------
Revenues............................................      $1,119,000    $ 852,000         $   --         $ 163,000
    Percent change versus prior year's quarter......             31%                        -100%

Average price (per barrel of oil or
  thousand cubic feet of natural gas)...............      $    26.51    $   18.61         $   --         $    1.58(1)
    Percent change versus prior year's quarter......             42%                        -100%

Production volumes (barrels of oil or
  thousand cubic feet of natural gas)...............          42,186       45,772             --           102,902
    Percent change versus prior year's quarter......             -8%                        -100%
----------------------

(1) The contract price prior to adjusting for British thermal unit content was $2.02 per thousand cubic feet of natural gas.

         Oil Revenues. Oil revenues were $1,119,000 during the first half of 2003, a 31% increase compared to the same period of 2002. During the first half of 2003, our average oil prices were 42% higher than in the same period of the prior year, while oil production quantities declined by 8%. Oil revenues in 2003 increased from 2002 levels by approximately $333,000 due to higher oil prices, offset by approximately $66,000 related to production declines.

         Gas Revenues. Gas revenues were $0 during the first half of 2003, down 100% from the same period of 2002. As part of our Fences I settlement with POGC, in early 2003, we agreed to assign our interest in the Kleka 11 well, along with the related accounts receivable amount, to POGC as soon as possible in 2003 in order to conserve cash while reducing the balance of our liability to POGC. Accordingly, we have stopped recording gas sales in 2003.

         Lease Operating Costs. Lease operating costs were $757,000 during the first half of 2003, an increase of 10% compared to $690,000 during the same period of 2002. The increase was due primarily to workover expenses and higher third-party maintenance activities incurred during the first quarter of this year. Lease operating costs incurred during the first six months of 2002 include approximately $17,000, or an estimated $0.16 per thousand cubic feet of natural gas produced, associated solely with the Kleka 11 well, while Kleka operating costs during the same period of 2003 were $0. Our 2003 operating costs increased approximately $133,000 due to higher lifting costs and $3,000 due to higher production taxes, offset by approximately $69,000 related to lower oil production and gas production.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $291,000 during the first half of 2003, a decrease of 4% compared to $302,000 during the same period of 2002.

         DD&A Expense - E&P. DD&A expense for producing properties was $102,000 during the first half of 2003, a decrease of $58,000 compared to $160,000 during the same period of 2002. DD&A expense incurred during the first half of 2002 includes approximately $116,000 associated with the Kleka 11, while Kleka related DD&A expense during the same period of 2003 was $0. The Kleka decrease was partially offset by higher DD&A charges at our domestic properties, due to the net book value of those assets being increased as a result of the adoption of SFAS 143.

         Oilfield Services

         Oilfield Services Revenues. Oilfield services revenues were $33,000 during the first half of 2003, a decrease of 23% from $43,000 recorded during the same period of 2002. During the first half of both years, the contract drilling industry was at a virtual standstill in the area where we operate. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

         Oilfield Services Costs. Oilfield services costs were $129,000 during the first half of 2003, down from the $186,000 incurred in the same period of 2002. In general, oilfield services costs are directly associated with oilfield services revenues. The bulk of the costs in 2003 relates to downtime maintenance costs associated primarily with our drilling rig. Oilfield services costs will also continue to fluctuate year to year based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $148,000 during the first half of 2003, an increase of $3,000 compared to $145,000 during the same period of 2002.

         Nonsegmented Information

         Amortization of Deferred Compensation (G&A). Amortization of deferred compensation was $54,688 during the first half of 2002, compared to $0 during the same period of 2003. On April 5, 2001, we extended the term of options to purchase 125,000 shares of the Company's common stock that were to expire during 2001 for a period of two years, with a one-year vesting period. On August 4, 2000, we extended the term of options and warrants to purchase 678,000 shares of our common stock that were to expire during 2000 for a period of two years, with a one-year vesting period. In accordance with FIN 44 "Accounting for Certain Transactions Involving Stock Compensation," we incurred total noncash deferred compensation costs of $1.8 million associated with the option extensions, to be amortized over their respective one-year vesting periods from the date of extension. The deferred compensation associated with these transactions was fully amortized as of June 30, 2002.

         G&A Costs. G&A costs were $1,054,000 during the first half of 2003, a 16% decrease from the $1,259,000 recorded for the same period of 2002, primarily due to a 50% reduction in executive salaries that was instituted on July 1, 2002. This approximately $199,000 reduction in executive salaries was partially offset by $89,000 in higher consulting and legal fees associated with the Company's ongoing efforts to obtain industry participants in its Fences projects.

         Interest and Other Income. We recorded $9,000 in interest and other income during the first half of 2003, compared to $105,000 during the first half of 2002. The bulk of other income in 2002 was related to the amortization of an option premium that resulted from granting RRPV an option to purchase gas from our properties in Poland.

         Interest Expense. Interest expense was $470,000 during the first half of 2003, compared to $242,000 during the same period of 2002. We began accruing interest on our POGC obligation in the fourth quarter of 2002. In addition, the interest rate on our RRPV obligation was increased from 9.5% to 12% as of March 9, 2003.

Liquidity and Capital Resources

         With insufficient revenues to cover our operating expenses and to fund further exploration, our greatest uncertainty is our shortage of capital and our dependence on obtaining substantial amounts of external funding through the sale of securities or an interest in our exploration projects in Poland. Our ability to obtain such required funding is, to a substantial extent, dependent on the interest of the securities markets and oil and gas industry generally in international oil and gas exploration. Although we believe that there appears to be growing securities markets and industry interest in financing international oil and gas exploration, there is no assurance that this will enable us to obtain the financing we require on acceptable terms or that such perceived trend, if we accurately perceive it, may not become less favorable.

         General. As of June 30, 2003, we had approximately $3.0 million of cash and cash equivalents and negative working capital of approximately $5.0 million, coupled with a history of operating losses. These matters raise doubt about our ability to continue as a going concern. The negative working capital results from an accrued liability to POGC, including accrued interest, of approximately $4.6 million at June 30, 2003, and the current portion of our note payable to RRPV of approximately $3.3 million. In addition, at June 30, 2003 we have a remaining work commitment of $5.4 million that must be satisfied in order to earn a 49.0% interest in our Fences I project area.

         Subsequent to June 30, 2003, we received proceeds of approximately $8.8 million, net of placement costs, from the sale of 3,265,137 shares of common stock and five-year warrants to purchase at $3.75 per share an aggregate of 3,265,137 additional shares. If, as we anticipate, CalEnergy Gas earns a 24.5% interest in the Fences I project area, thereby reducing our retained interest to 24.5%, CalEnergy Gas's $10.6 million earn-in will satisfy the balance of our $5.4 million work commitment to POGC in the Fences I project area and provide cash for our other commitments, which will further improve our financial outlook.

         To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities and agreements with industry participants that funded our share of costs in certain exploratory activities in order to earn an interest in our properties. We recently received approximately $8.8 million in net proceeds from the sale of securities (see Note 10). However, the continuation of our exploratory efforts in Poland is dependent on raising additional capital or on arranging industry funding for such exploration, and our efforts have and continue to be concentrated on both of these aspects. The availability of such capital will affect the timing, pace, scope and amount of our future capital expenditures. We cannot assure that we will be able to obtain additional financing, reduce expenses or successfully complete other steps to continue as a going concern. If we are unable to obtain sufficient funds to satisfy our future cash requirements, we may be forced to curtail operations, dispose of assets or seek extended payment terms from our vendors. Such events would materially and adversely affect our financial position and results of operations.

         Working Capital (current assets less current liabilities). Our working capital deficit was $5,045,000 as of June 30, 2003, a decrease of $4,105,000 from our working capital deficit at December 31, 2002, of $9,150,000, principally as a result of the private placement of preferred stock discussed earlier, but without giving effect to the receipt of net proceeds from the sale of securities subsequent to June 30, 2003. Our current liabilities include $4.6 million of costs related to our Fences I project in Poland and $3.3 million note payable to RRPV, which has a current maturity date of December 31, 2003.

         Operating Activities. Net cash used in operating activities was $1,421,000 during the first half of 2003, a decrease of $298,000 compared to $1,719,000 in net cash used during the same period of 2002. This reduction in cash used is a direct reflection of our curtailed exploration activities and lower geological and geophysical costs in Poland, as well as lower employee costs.

         Investing Activities. We spent $140,000 in investing activities during the first half of 2003, primarily related to our proved properties and oilfield equipment in the United States. In 2002, we spent $118,000 in investing activities during the first half of 2002, also related to our proved properties and oilfield equipment in the United States.

         Financing Activities. During the first half of 2003, we completed a private placement of convertible preferred stock resulting in proceeds after offering costs of approximately $5,594,000. We used $1,675,000 of the proceeds to pay down our RRPV note and incurred loan fees relating to our new agreement with RRPV of $100,000. We received no cash from financing activities during the first half of 2002.

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

         During a review of our recently filed registration statement on Form S-3 and related filings, the staff of the Securities and Exchange Commission commented on certain matters reflected in those filings. We have responded to the staff's comments and will continue discussions with the staff to bring the comment process to closure.

         We do not believe that any of the matters commented on by the staff will result in material adjustments to our financial position, results of operations or cash flows for the current period or prior years, except for one issue relating to 1998 and 1999 loans of approximately $1.6 million, collateralized by shares of common stock, to two officers in connection with stock-based compensation. During 1999 and 2000, we recorded impairment charges relating to these loans of approximately $665,000 and $738,000, respectively, based on the market value of the collateral shares. We also recognized interest income on the loans of approximately $64,000, $134,000 and $140,000 in 1998, 1999 and 2000, respectively. In December 2000, the officers transferred the collateral shares to the Company and the adjusted loan balances were recorded as treasury stock. The treasury stock was retired in August 2002.

         We are reviewing these transactions to determine if the impairment charges and interest income should be excluded from the determination of net loss and accounted for as adjustments to the cost of the acquired treasury shares. Following our review, we may restate our 2000 financial statements to eliminate the impairment charges and interest income from the determination of our net loss and increase the cost of the treasury shares. We would also correspondingly adjust our balance sheets for periods thereafter for the cost of the retired treasury shares and the related reduction in the accumulated deficit: however, there would be no effect on total stockholders' equity for any period.

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

Forward Looking Statements

         This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "could," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend" and similar words and expressions. We intend that the forward-looking statements will be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that describe our future strategic plans, goals or objectives are also forward-looking statements.

         Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as the future results of drilling individual wells and other exploration and development activities; future variations in well performance as compared to initial test data; future events that may result in the need for additional capital; the prices at which we may be able to sell oil or gas; fluctuations in prevailing prices for oil and gas; uncertainties of certain terms to be determined in the future relating to our oil and gas interests, including exploitation fees, royalty rates and other matters; future drilling and other exploration schedules and sequences for various wells and other activities; uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Poland; the cost of additional capital that we may require and possible related restrictions on our future operating or financing flexibility; our future ability to attract strategic participants to share the costs of exploration, exploitation, development and acquisition activities; and future plans and the financial and technical resources of strategic participants.

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

         There is currently no competitive market for the sale of gas in Poland. Accordingly, we expect that the prices we receive for the gas we discover and produce will be lower than would be the case in a competitive setting and may be lower than prevailing western European prices, at least until a fully competitive market develops in Poland.

         We currently do not engage in any hedging activities or have any derivative financial instruments to protect ourselves against market risks associated with oil and gas price fluctuations, although we may elect to do so if we achieve a significant amount of production in Poland.

Foreign Currency Risk

         We have entered into various agreements in Poland, primarily in U.S. dollars or the U.S. dollar equivalent of the Polish zloty. We conduct our day-to-day business on this basis as well. Our cash payment, with a balance due of approximately $4.6 million as of June 30, 2003, to POGC on or before December 31, 2003, is expressed in Polish zlotys. The Polish zloty is subject to exchange rate fluctuations that are beyond our control. We do not currently engage in hedging transactions to protect ourselves against foreign currency risks, nor do we intend to do so in the foreseeable future.


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

                           PART II--OTHER INFORMATION

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 1, 2003, we issued 40,000 shares of common stock to a Polish national for acting as our representative in Poland and providing consulting services during our discussions with POGC. That individual was provided with our business and financial information, including copies of our periodic reports as filed with the Securities and Exchange Commission, and was provided with the opportunity to ask questions directly of our executive officers.

         On April 1, 2003, we issued an aggregate of 16,108 shares of common stock to two individuals who provided financial consulting and advisory services to us. Each was provided with our business and financial information, including copies of our periodic reports as filed with the Securities and Exchange Commission, and was provided with the opportunity to ask questions directly of our executive officers.

         On April 8, May 8, and June 8, 2003, we issued 1,572, 1,659 and 1,727 shares of common stock, respectively, to a securities broker-dealer that provided financial consulting and advisory services to us. That consultant completed its own evaluation of us and was provided with our business and financial information, including copies of our periodic reports as filed with the Securities and Exchange Commission, and was provided with the opportunity to ask questions directly of our executive officers.

         On June 30, 2003, we issued 6,000 options to purchase common stock, with an exercise price of $3.15 per share, the approximate price on the date of grant, to each of our newly-appointed directors, David L. Worrell and Arnold S. Grundvig Jr., in consideration for joining our board of directors.

         In each of the above transactions, the securities purchased were restricted securities taken for investment. Certificates for all shares issued in such transactions bore a restrictive legend conspicuously on their face and stop-transfer instructions were noted respecting such certificates on our stock transfer records. Each of the foregoing transactions was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 11, 2003, at the annual meeting of the Company's stockholders, the stockholders approved the following matters submitted to them for consideration:

         (a) elected Andrew W. Pierce and Jerzy B. Maciolek as directors of the Company by a plurality as shown below:

               Director               For          Against        Abstain
               --------               ---          -------        -------
          Andrew W. Pierce        15,694,484        1,000          42,822
          Jerzy B. Maciolek       15,694,484        1,000          42,822

         (b) approved the 2003 Stock Option and Award Plan as shown below:

                         For             Against           Abstain
                         ---             -------           -------
                     15,542,766          192,940            2,600

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The following exhibits are filed as a part of this report:

                    SEC
   Exhibit       Reference
   Number          Number                Title of Document                                       Location
-------------- ------------ ------------------------------------------------------------------- -------------------
   Item 31                  Rule 13a-14(a)/15d14(a) Certifications
--------------------------------------------------------------------------------------------------------------------
    31.01            31     Certification of Chief Executive Officer Pursuant to Rule 13a-14    Attached
    31.02            31     Certification of Chief Financial Officer Pursuant to Rule 13a-14    Attached

   Item 32                  Section 1350 Certifications
--------------------------------------------------------------------------------------------------------------------
    32.01            32     Certification of Chief Executive Officer Pursuant to 18 U.S.C.      Attached
                            Section 1350, as Adopted Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002
    32.02            32     Certification of Chief Financial Officer Pursuant to 18 U.S.C.      Attached
                            Section 1350, as Adopted Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         During the quarter ended June 30, 2003, FX Energy filed the following report on Form 8-K:

                    Date of Event Reported            Item(s) Reported
                    ----------------------            ----------------
                      April 22, 2003                 Item 5. Other Events

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  FX ENERGY, INC.
                                                      (Registrant)


Date:  August 14, 2003                            By  /s/ David N. Pierce
                                                     ---------------------------
                                                     David N. Pierce, President,
                                                     Chief Executive Officer



Date:  August 14, 2003                            By  /s/ Thomas B. Lovejoy
                                                     ---------------------------
                                                     Chief Financial Officer
                                       24