Form 10-K/A
period 2002-12-31
FX ENERGY INC
filed 2003-10-08
CIK 907649

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 1)


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                        Commission File Number: 000-25386

                                 FX ENERGY, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                              87-0504461
---------------------------------                           --------------------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   3006 Highland Drive, Suite 206, Salt Lake City, Utah             84106
  ------------------------------------------------------         ----------
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


DOCUMENTS INCORPORATED BY REFERENCE. FX Energy's definitive Proxy Statement in connection with the 2003 Annual Meeting of Stockholders is incorporated by reference in response to Item 11 of Part III of this Annual Report.

--------------------------------------------------------------------------------
                                 FX ENERGY, INC.
              Form 10-K for the fiscal year ended December 31, 2002
--------------------------------------------------------------------------------


                                Table of Contents


   Item                                                                   Page
------------                                                           ---------
                                     Part I

    --       Special Note on Forward-Looking Statements....................   1
  1 and 2    Business and Properties.......................................   2
     3       Legal Proceedings.............................................  18
     4       Submission of Matters to a Vote of Security Holders...........  18

                                     Part II

     5       Market for Registrant's Common Equity and
               Related Stockholder Matters.................................  19
     6       Selected Financial Data.......................................  21
     7       Management's Discussion and Analysis of Financial
               Condition and Results of Operation..........................  22
    7A       Quantitative and Qualitative Disclosures about Market Risk....  37
     8       Financial Statements and Supplementary Data...................  38
     9       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.........................  38

                                    Part III

    10       Directors and Executive Officers of the Registrant............  39
    11       Executive Compensation........................................  41
    12       Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters..................  42
    13       Certain Relationships and Related Transactions................  44
    14       Controls and Procedures.......................................  44

                                     Part IV

    15       Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.................................................  45
    --       Signatures....................................................  49
    --       Report of  Independent Accountants............................ F-1

                                Explanatory Note


         This Form 10-K/A constitutes Amendment No. 1 to the Registrant's 10-K for the fiscal year ended December 31, 2002. The following changes are reflected:

         The Company has determined that certain adjustments are required to restate the consolidated financial statements for the years ended December 31, 2002, 2001 and 2000. Overall, the adjustments decreased the net loss for the year ended December 31, 2000, by $597,818, or $0.04 per share. The adjustments also reduced the accumulated deficit at December 31, 2000, by $973,990 and increased the cost basis of treasury stock by the same amount. These adjustments were necessary to account for certain loans to officers in 1998 using variable stock option accounting.

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


         Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:


         o our future ability to attract industry or financial participants to share the costs of exploration, exploitation, development and acquisition activities;


         o the cost of additional capital that we may require and possible related restrictions on our future operating or financing flexibility;


         o future plans and the financial and technical resources of industry or financial participants;


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

                                     PART I

--------------------------------------------------------------------------------
                     ITEMS 1 AND 2. BUSINESS AND PROPERTIES
--------------------------------------------------------------------------------

Introduction


         We are an independent oil and gas company focused on exploration, development and production opportunities in the Republic of Poland, much of it in association with the Polish Oil and Gas Company, or POGC, and others. We believe the cooperative working environment with POGC in Poland allows us to operate effectively with in-country operating and technical personnel, access geological and geophysical data readily, and interact in general with governmental and industry contacts in Poland. We also produce oil and have an oilfield services company in the United States.

         We are focused on Poland because we believe it provides attractive oil and gas exploration and production opportunities. In our view, these opportunities exist because all or key areas of the country were closed to competition from foreign oil and gas companies. As a result, we believe its known productive areas are underexplored, underdeveloped and underexploited today. Poland is a net importer of gas and oil. We believe Poland's fiscal regime is favorable to foreign investment, which reinforces the attractiveness of Poland.


Strategy


         We seek the potential rewards of high potential exploration opportunities while endeavoring to minimize our exposure to the risks normally associated with exploration. We compensate for our small size and limited capital by seeking farmout arrangements with industry participants in which we agree to convey an interest in our exploration projects in exchange for contribution of the financial and technical resources by larger industry participants.

         Our primary strategic relationship is with POGC, a fully integrated oil and gas company owned by the Treasury of the Republic of Poland that is its principal domestic oil and gas exploration entity. Under our existing agreements, POGC provides us with access to exploration opportunities, important previously-collected exploration data, and technical and operational support. For example, as detailed below, we participate with POGC in substantially all of our ongoing activities in Poland, including:

         o the Fences I project area in which we agreed in April 2000 to spend $16.0 million on reviewing data provided by POGC and drilling and other exploration costs to earn a 49% interest in approximately 265,000 gross acres;

         o the Fences II project area in which POGC has provided technical data, and we have the right under a January 2003 agreement to earn a 49% interest in approximately 670,000 gross acres, subject to fulfilling our Fences I commitments; and

         o the Pomeranian project area, in which POGC exercised its option to participate in the Tuchola and Chojnice wells before the option expired.

In each of the above project areas, POGC provided us with existing geological and geophysical data and advised during all phases of exploration. Previously, we participated with POGC in exploration in other project areas in which we have terminated our interest after initial exploration that did not discover commercial oil or gas. We believe that we have a good working relationship with POGC that will continue to provide access to additional opportunities in Poland.

POGC is the designated operator in the Fences I and II project areas and Apache Corporation is designated as the operator in the Wilga project area.

         We have shifted our focus away from pure exploration to concentrate on underexplored acreage in productive fairways or geologic trends where we believe we have the opportunity to find significant gas reserves with lower risk. Our strategy is to:


         o acquire large acreage positions in underexplored areas of known production fairways, particularly where there has been little or no exploration for many years;


         o carry out the work necessary to advance these properties toward exploration drilling, including collecting, evaluating and reprocessing data, identifying prospects that we believe merit drilling based on available data and preparing a detailed exploration work program, which we believe generally enhances the value of the property at relatively low cost; and

         o market these properties to industry on conventional farmout terms in which others will generally pay initial exploration drilling and seismic costs.

         We expect this strategy to allow us to more than recoup our costs, earn a carried interest in the initial exploration drilling phase without direct financial exposure of our own, and retain the upside of a substantial interest in potential reserves.


Project Areas


         Our ongoing activities in Poland are conducted in five project areas:
Fences I, II and III, Pomeranian and Wilga. Our focus today is on the three Fences project areas, where the gas-bearing Rotliegendes sandstone reservoir rock in Poland's Permian basin is a direct parallel to the Southern North Sea gas basin offshore England.

         Fences I project area is 265,000 acres (1,074 sq. km) in western Poland's Permian basin. Several gas fields located in the Fences I block are excluded or "fenced off" from our exploration acreage. These fields, discovered by POGC between 1974 and 1982, produce from Rotliegendes sandstone reservoirs. In April 2000, we agreed to spend $16.0 million on exploration costs in the Fences I project area to earn a 49% interest. When expenditures exceed $16.0 million, POGC will pay its 51% share of further costs. To date, we have incurred expenditures of $10.6 million (including $4.4 million in accrued liabilities payable to POGC on or before December 31, 2003) toward the $16.0 million commitment, leaving a remaining work commitment of $5.4 million.

         Fences II project area is 670,000 acres (2,715 sq. km) located north of and contiguous with the Fences I block. POGC's Radlin field forms part of the Fences II's southern border. Under a January 2003 agreement, we have the right to earn a 49% interest from POGC, subject to satisfactory completion of our obligations in Fences I and our expenditure of $4.0 million in exploration costs.

         Fences III project area is 770,000 acres (3,122 sq. km) located approximately 25 miles south of Fences I. In March 2003, we reached agreement with the Ministry of the Environment in Poland on final principal terms, subject to formal documentation, for 100% of the exploration rights to the Fences III project area. As with the Fences I block, several gas fields located in the Fences III block are fenced off from the exploration acreage. These fields, discovered by POGC between 1967 and 1976, produced from both Rotliegendes sandstone and Zechstein carbonate reservoirs. There has not been an exploration program on this acreage in more than 25 years.

         We signed a Farmout Agreement covering the Fences I block in January 2003, with CalEnergy Gas (Holdings), Ltd., the upstream gas business unit of MidAmerican Energy Holdings Company, whereby CalEnergy Gas has the right, but not the obligation, to earn a 24.5% interest by spending a total of $10.6 million, including the cost to drill two wells, plus certain cash payments to us. We are in early stage discussions with several SNS-experienced companies regarding Fences II and Fences III.

         The Fences I, II and III project areas (a total of 1.7 million gross acres or 6,911 sq. km) are all within an area of underexplored Rotliegendes sandstone. To our knowledge, no exploration program focused on Rotliegendes gas reserves has been undertaken in Poland using the technology available today, and no sustained exploration effort has been made in the three Fences project areas for Rotliegendes gas fields in the last 20 years.

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

         The Wilga project area in central southeast Poland consists of exploration rights on approximately 250,000 gross acres held by us, Apache Corporation and POGC in Block 255, where the Wilga 2 discovery well is located. We have a 45% working interest in the Wilga project area, which is operated by Apache Corporation. We and our participants successfully completed an extended flow test on the Wilga 2, confirming that the well appears to be capable of producing at a commercial rate, but the well continues to be shut-in.


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

                                                               Oil                    Gas
                                                      ----------------------- ---------------------
         Proved reserves as of January 1, 2002.......    114.9 MMBbls            5.1 Tcf
         Average production per day during 2001......   14,000 Bbls per day      0.5 Bcf per day
         Average imports per day during 2001.........  420,000 Bbls per day      0.8 Bcf per day

         During 1998, Poland joined NATO and has been invited to join the European Union in 2004. In order to achieve member status in the European Union, Poland must raise its environmental standards. In Poland, coal is the dominant energy source, accounting for 65.4% of the country's annual energy consumption as recently as 2000. Increased consumption of natural gas, as an alternative to coal, is considered to be a key component in meeting the European Union's strict environmental guidelines for its members. The demand for gas in Poland is expected by some to increase in the future, primarily due to increased economic growth coupled with the conversion to gas from coal as an energy source for power plants. However, the demand for natural gas has remained flat and is predicted by others to remain so over the next decade, due in large part to the fact that natural gas is uneconomical for power generation in Poland compared to coal, which is widely and cheaply produced.


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

Exploration, Development and Production Activities in Poland

     Exploratory Activities in Poland

         Our strategy is to bring industry participants into our projects in Poland to provide the capital for early-stage exploration drilling. In January 2003, we entered into a farmout agreement with CalEnergy Gas that allows it to spend a total of $10.6 million by December 15, 2003, including the cost to drill two wells plus certain cash payments to us, to earn a 24.5% interest (half of our 49% interest) in our Fences I project area. Full performance by CalEnergy Gas would more than cover our $4.4 million obligation to POGC and complete our $16.0 million earning requirement for the Fences I project area. However, any such payment to us is pledged to Rolls-Royce Power Ventures Limited, or RRPV, until the note, with a principal balance of approximately $3.3 million, plus interest, has been satisfied in full. We are seeking an industry participant for our Fences II project area, and following our initial evaluation of the Fences III area, we plan to seek other industry participants to join us.

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
                                                     =============== =============== =============== ===============

---------------------------
(1) In April 2000, we entered into an agreement with POGC to earn 49% of POGC's 100% interest in the Fences I project area by spending $16.0 million of exploration costs.
(2) We own a 100% interest in the Pomeranian project area, except for Block 108 (approximately 250,000 acres), where we own an 85% interest and POGC owns a 15% interest.
(3) We own a 45% interest, Apache owns a 45% interest and POGC owns a 10% interest in the Wilga project area.

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

         Fences I Project Area


         The Fences I project area consists of approximately 265,000 gross acres (1,074 sq. km) in western Poland's Permian basin. Several gas fields located in the Fences I block are excluded or "fenced off" from the exploration acreage. These fields, discovered by POGC between 1974 and 1982, produce from Rotliegendes sandstone reservoirs. The Rotliegendes is the primary target horizon throughout most of the Fences I project area, at depths from about 2,800 to 3,200 meters, except along the extreme southwest portion where the target reservoir is carbonates of the lower Permian.


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


         During 2000, we drilled the Kleka 11, our first Rotliegendes target, which began producing in early 2001. During 2001, we drilled the Mieszkow 1, an exploratory dry hole. The Mieszkow well demonstrated the need to apply modern seismic processing and to assure careful handling of velocities in seismic interpretation. In 2002, we reprocessed approximately 1,200 kilometers of two-dimensional, or 2-D, seismic data that had not previously been processed with modern geophysical techniques, covering most of the Fences area. POGC has since begun reprocessing some of the three-dimensional, or 3-D, data in the Fences I area.

         In January 2003, we entered into a Farmout Agreement with CalEnergy Gas, the upstream gas business unit of MidAmerican Energy Holdings Company, whereby CalEnergy Gas has the right, but not the obligation, to earn a 24.5% interest by spending a total of $10.6 million, including the cost to drill two wells plus certain cash payments to us, all to be completed by December 15, 2003. The operating committee has approved the Zaniemysl prospect as the first well to be drilled under this farmout agreement, but the date drilling will commence has not been determined. The parties are now preparing the drilling plan, soliciting bids from drilling contractors, and completing other predrilling details. If CalEnergy Gas completes all the earning requirements, the work performed and payments will exceed our remaining obligations to POGC to complete our earning requirements in the Fences I project area. However, any such payment to us is pledged to RRPV until the note, with a principal balance of approximately $3.3 million, plus interest, has been satisfied in full.

         In late 2002, as part of our discussions with POGC concerning the CalEnergy Gas (Holdings), Ltd. Farmout Agreement and the opportunity to participate with pogc in other exploration projects, we reaffirmed our intent to fulfill the $16.0 million commitment with pogc under an agreement to restructure our payments to pogc. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation: Introduction--Fences I Settlement Agreement." As part of our future payments towards the remaining commitment, we have agreed to assign in 2003, as soon as is practicable, all of our rights to the Kleka 11 well, including $606,986 recorded as accounts receivable as of December 31, 2002, for Kleka gas sales. The liability will be further offset in 2003 by the value of the remaining gas reserves associated with the Kleka well, as determined by an independent engineer. As of December 31, 2002, we had estimated proved, developed, producing gas reserves of 1,374 million cubic feet of gas, with an estimated net present value, discounted at 10%, of approximately $1.1 million. As a result of this agreement to transfer the Kleka 11 well, we have not had any interest in production in Poland since December 31, 2002. We agreed to convey our interest in the Kleka 11 well in order to conserve cash while reducing the balance of our $16.0 million commitment to POGC in view of our limited liquidity.


         Fences II Project Area

         The Fences II project area is 670,000 acres (2,715 sq. km) located north of and contiguous with the Fences I block. POGC's Radlin field forms part of the Fences II southern border. Under a January 2003 agreement, we have the right to earn a 49% interest from POGC, subject to satisfactory completion of our obligations in Fences I and our expenditure of $4.0 million in exploration costs. In early 2002, Conoco, Inc., Ruhrgas and POGC drilled a dry hole in the northeast of the Fences II area. The well, although dry, did confirm the presence of reservoir quality Rotliegendes sandstone at a depth of more than 3,700 meters, which makes virtually the entire block prospective for Rotliegendes subject to accurate geophysical resolution of the trapping features.

         A significant amount of geological and geophysical work was completed by POGC and Conoco before Conoco's withdrawal from the project at the end of 2002. As a result, we were able immediately to begin marketing drill-ready prospects in the Fences II project area. We seek a farmout with an industry participant as soon as possible, perhaps in time to drill in 2003. We are currently evaluating the seismic data for possible reprocessing. Later this year, we may acquire new 2-D data to define additional prospects for drilling.


         Fences III Project Area


         The Fences III project area is 770,000 acres (3,122 sq. km) located approximately 25 miles south of Fences I. In March 2003, we reached agreement with the Ministry of the Environment in Poland on final principal terms, subject to formal documentation, for 100% of the exploration rights to the Fences III project area. As with the Fences I block, several gas fields located in the Fences III block are fenced off from the exploration acreage. These fields, discovered by POGC between 1967 and 1976, produced from both Rotliegendes sandstone and Zechstein carbonate reservoirs. There has not been an exploration program on this acreage in 25 years.

         We are currently assembling the seismic data, quite abundant in the northern portion of the block, for evaluation, mapping and possible reprocessing. We will have to carry out a geophysical exploration program to identify leads and prospects that merit drilling. Subject to the availability of funds, we will carry out this work before seeking a farmout with an industry participant. However, as we hold 100% interest in the area, we have greater flexibility and could seek a farmout with an industry participant to help with the geophysical costs if we so elected.

         The Fences I, II and III project areas (a total of 1.7 million gross acres or 6,911 sq. km) are all within an area of underexplored Rotliegendes sandstone. To our knowledge, no exploration program focused on Rotliegendes gas reserves has been undertaken in Poland using the technology available today, and no sustained exploration effort has been made in the three Fences project areas for Rotliegendes gas fields in the last 20 years.

         Pomeranian Project Area

         We are the operator and have a 100% interest in the Pomeranian project area, except for Block 108, where we have an 85% interest and POGC has a 15% interest. The Pomeranian project area is located in northwestern Poland and consists of exploration rights covering approximately 2.2 million gross acres (9,000 sq. km.) lying along the underexplored northern edge of the Permian Basin in northwestern Poland. The Pomeranian project area is relatively unexplored and has had little oil and gas production. We believe portions of the Pomeranian project area may be geologically similar to the producing trends along the southern edge of Poland's Permian Basin. In the past, POGC provided us with existing seismic data and well logs and cores from the Pomeranian project area for reprocessing and analysis.

         During 2000 and 2001, we, Apache Corporation as operator, and POGC acquired approximately 600 kilometers of new 2-D seismic data in the Pomeranian project area and drilled two wells: the Tuchola 108-2 and the Chojnice 108-6. An open-hole test on the Tuchola 108-2 resulted in a flow rate of 9.5 MMcf of gas per day from the Main Dolomite Reef formation at a depth between 2,535 meters and 2,595 meters. The Tuchola 108-2 well was subsequently completed in an approximately 200 foot thick section of the Main Dolomite, but remains shut-in. The Chojnice 108-6 was drilled at an offset location approximately three kilometers northwest of the Tuchola 108-2 and was subsequently determined to be an exploratory dry hole. The sustainable flow rate from the well cannot be allowed to exceed 1.0 million cubic feet of gas per day to avoid production of salt water, which would eventually choke off the production lines. We have been approached by a potential gas customer with a proposal to utilize gas from the Tuchola well for onsite power generation. In view of the limited sustainable flow rate, we are not considering a pipeline connection. We intend to farm out part of our interest in the entire Pomeranian project area to an industry participant prior to conducting further exploratory activities.


         Wilga/Block 255 Project Area


         The Wilga project area in central southeast Poland consists of exploration rights on approximately 250,000 gross acres held by us, Apache and POGC in Block 255, where the Wilga 2 discovery well is located. We have a 45% working interest in the Wilga project area, which is operated by Apache. Initial production tests on the Wilga 2 yielded a combined gross flow rate of 16.9 MMcf of gas and 570 Bbls of condensate per day from the Carboniferous formation at a depth of approximately 2,800 meters. During 2001, we and our participants successfully completed an extended flow test on the Wilga 2, confirming that the well is capable of producing at a rate of approximately 5.0 million cubic feet of gas and 300 barrels of oil per day. However, given the limited total reserves and the estimated cost of production facilities and pipeline connection approximately 18 kilometers distant, the well continues to be shut-in. We have no current plans to place this well into commercial production in the light of pipeline and facility expenditures that would be required. No further exploration is planned for the block at this time, and we may farm out or sell our interest.


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

         The following table sets forth our average net daily gas production, average sales price and average production costs associated with our Polish gas production during 2002 and 2001:

                                                                2002      2001
                                                                ----      ----
         Polish producing property data:
           Average daily net gas production (Mcf)(1)........      494       800
           Average sales price per Mcf......................   $ 1.58    $ 1.58
           Average production costs per Mcf(2)..............   $ 0.16    $ 0.16
---------------------
(1) Consists solely of the Kleka 11 well, which began producing on February 22, 2001, and which we have now agreed to transfer to POGC. Production was curtailed in 2002 to control the production of water.
(2) Production costs include lifting costs (electricity, fuel, water, disposal, repairs, maintenance, pumper, transportation and similar items). Production costs do not include such items as G&A costs, depreciation, depletion or Polish income taxes.

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
                                                    ============= ==============


         In Montana, we operate the Cut Bank and Bears Den fields and have an interest in the Rattlers Butte field, which is operated by an industry participant. Production in the Cut Bank field commenced with the discovery of oil in the 1940s at an average depth of approximately 2,900 feet. The Southwest Cut Bank Sand Unit, which is the core of our interest in the field, was originally formed by Phillips Petroleum Company in 1963. An initial pilot waterflood program was started in 1964 by Phillips and eventually encompassed the entire unit with producing wells on 40 and 80-acre spacing. In the Cut Bank field, we own an average working interest of 99.5% in 93 producing oil wells, 27 active injection wells and one active water supply well. The Bears Den field was discovered in 1929 and has been under waterflood since 1990. In the Bears Den field, we own a 48% working interest in three active water injection wells and five producing oil wells, which produce oil at a depth of approximately 2,430 feet. The Rattlers Butte field was discovered during 1997. In the Rattlers Butte field, we own a 6.3% working interest in two oil wells producing at a depth of approximately 5,800 feet and one active water injection well.

         In Nevada, we operate the Trap Spring and Munson Ranch fields and have an interest in the Bacon Flat field, which is operated by an industry participant. The Trap Spring field was discovered in 1976. In the Trap Spring field, we produce oil from a depth of approximately 3,700 feet from one well, with a working interest of 21.6%. The Munson Ranch field was discovered in 1988. In the Munson Ranch field, we produce oil at an average depth of 3,800 feet from five wells, with an average working interest of 36%. The Bacon Flat field was discovered in 1981. In the Bacon Flat field, we produce oil from one well at a depth of approximately 5,000 feet, with a 16.9% working interest.

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

-------------------------
(1) Production costs include lifting costs (electricity, fuel, water, disposal, repairs, maintenance, pumper, transportation and similar items) and production taxes. Production costs do not include such items as G&A costs, depreciation, depletion, state income taxes or federal income taxes.

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

     Oilfield Services - Drilling Rig and Well-Servicing Equipment


         In Montana, we perform, through our drilling subsidiary, FX Drilling Company, Inc., a variety of third-party contract oilfield services, including drilling, workovers, location work, cementing and acidizing. We currently have a drilling rig capable of drilling to a vertical depth of 6,000 feet, a workover rig, two service rigs, cementing equipment, acidizing equipment and other associated oilfield servicing equipment. We first started our oilfield servicing business in 1998 in an effort to increase our United States revenues, which had been declining due to the depressed oil prices that had occurred throughout that year.


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

         The following summary of proved reserve information as of December 31, 2002, represents estimates net to us only and should not be construed as exact:

                                               United States                    Poland
                                        ----------------------------  ---------------------------       Total
                                            Oil       PV-10 Value         Gas       PV-10 Value      PV-10 Value
                                        ------------ ---------------  ------------ -------------- ------------------
                                          (MBbls)    (In thousands)      (MMcf)    (In thousands)   (In thousands)
         Proved reserves:
           Developed producing.........    1,015          $  5,190       1,374        $  1,066        $  6,256
           Undeveloped.................       27               190       2,836           3,774           3,964
                                        ------------ ---------------  ------------ -------------- ------------------
             Total.....................    1,042          $  5,380       4,210        $  4,840         $10,220
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

Wells and Acreage

         As of December 31, 2002, our producing gross and net well count consisted of the following:

                                                              Number of Wells
                                                         -----------------------
                                                           Gross         Net
                                                         -----------  ----------
         Well count:
           United States(1)...............................   118.0       107.2
           Poland(2)......................................     1.0         0.5
                                                         -----------  ----------
             Total........................................   119.0       107.7
                                                         ===========  ==========
------------------------
(1) All of our United States wells are producing oil wells. We have no gas production in the United States.
(2) Includes only the Kleka 11, a producing gas well which we have now agreed to transfer to POGC.

         The following table sets forth our gross and net acres of developed and undeveloped oil and gas acreage as of December 31, 2002:

                                                                   Developed                    Undeveloped
                                                          ----------------------------  ----------------------------
                                                             Gross           Net           Gross           Net
                                                          ----------------------------  ----------------------------
         United States:
           North Dakota.................................          --             --           7,955         5,351
           Montana......................................      10,732         10,418           1,150         1,057
           Nevada.......................................         400            128              37            16
                                                          -------------  -------------  -------------  --------------
              Total.....................................      11,132         10,546           9,142         6,424
                                                          -------------  -------------  -------------  --------------

         Poland: (1)(2)
           Fences I project area(3).....................         225            110         265,000       130,000
           Wilga project area...........................         543            244         250,000       113,000
           Pomeranian project area(4)...................          --             --       2,200,000     2,135,000
                                                          -------------  -------------  ------------- --------------
               Total Polish acreage.....................         768            354       2,715,000     2,378,000
                                                          -------------  -------------  ------------- --------------

         Total Acreage..................................      11,900         10,900       2,724,142     2,384,424
                                                          =============  =============  ============= ==============

----------------------
(1) All gross undeveloped Polish acreage is rounded to the nearest 50,000 acres and net undeveloped Polish acreage is rounded to the nearest 1,000 acres.
(2) Developed acreage in the Fences project areas is attributable only to the Kleka 11 well, which we have now agreed to transfer to POGC. The net acreage amount assumes we spend $16.0 million of exploration expenditures to earn a 49% interest.
(3) Excludes acreage in which we may earn an interest under arrangements reached after December 31, 2002.
(4) We own a 100% interest in the Pomeranian project area, except for Block 108 (approximately 250,000 acres), where we own an 85% interest.

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


         We have no employees residing in Poland but rely on others to conduct field operations or provide services under consulting or other contracts. Our executive officers and other management employees regularly travel to Poland to supervise activities conducted by others under contract on our behalf.

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

         "MBbls" means thousand barrels of oil.


         "Mcf" means thousand cubic feet of natural gas.


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

Recent Sales of Unregistered Securities


         In August 2002, we granted to certain directors, executive officers and employees options to purchase an aggregate of 551,000 shares of common stock at $2.40 per share at any time on or before seven years after the date of grant, including options granted to officers and directors as follows:

                                   Name                           Number
                                                                -----------
        David N. Pierce.........................................  85,000
        Andrew W. Pierce........................................  75,000
        Thomas B. Lovejoy.......................................  75,000
        Scott J. Duncan.........................................  75,000
        Jerzy B. Maciolek.......................................  75,000
        Peter L. Raven..........................................  10,000
        Clay Newton.............................................  10,000
                                                                 -------
            Total                                                405,000
                                                                 =======

In addition to the 405,000 options awarded to executive officers and directors, we awarded an aggregate of 146,000 options to a total of 18 employees, each of whom had been a regular, full-time employee of ours for more than one year.

         In June 2002, we issued to one unaffiliated person and one unaffiliated entity an aggregate of 20,682 shares of common stock as payment for financial advisory services rendered. On the date of these transactions, the market price for our common stock was approximately $2.15. Each purchaser was an accredited investor, was provided with our business and financial information, including copies of our periodic reports as filed with the Securities and Exchange Commission, and was provided with the opportunity to ask questions directly of our executive officers.

         On March 13, 2003, we sold 2,250,000 shares of 2003 Series Convertible Preferred Stock in a private placement of securities to six unaffiliated purchasers, raising a total of approximately $5.6 million after offering costs. Each of the purchasers was an accredited investor who was provided with a private placement memorandum detailing our business and financial information, including copies of our periodic reports as filed with the Securities and Exchange Commission, and who was provided with the opportunity to ask questions directly of our executive officers. Each share of preferred stock is convertible into one share of common stock and one warrant to purchase one share of common stock at $3.60 per share anytime between March 1, 2004, and March 1, 2008. The preferred stock has a liquidation preference equal to the sales price for the shares, which was $2.50 per share.

         The net proceeds from the offering, plus our available cash, were used to reduce our obligation to Rolls-Royce Power Ventures Limited, or RRPV, by approximately $2.2 million (see discussion of RRPV note amendment below), and have been allocated to partially reduce our obligation to POGC, fund ongoing geological and geophysical costs in Poland, and support ongoing prospect marketing and general and administrative costs.

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

--------------------------------------------------------------------------------
                         ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

         The following selected consolidated financial data for the five years ended December 31, 2002, are derived from our audited financial statements and notes thereto, certain of which are included in this report. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included elsewhere in this report:

                                                                    Years Ended December 31,
                                             -------------------------------------------------------------------------
                                                2002          2001           2000           1999           1998
                                             ----------- ------------- -------------- --------------- ----------------
                                                                       (As Restated)(1)(As Restated)(1)(As Restated)(1)
                                                        (In thousands, except per share amounts)
Statement of Operations Data:
  Revenues:
    Oil and gas sales....................... $    2,209    $    2,229     $    2,521     $    1,554     $    1,124
    Oilfield services.......................        533         1,584          1,290            865            323
    Gain on sale of property interests......         --            --             --             --            467
                                             ----------    ----------     ----------     ----------     ----------
      Total revenues........................      2,742         3,813          3,811          2,419          1,914
                                             ----------    ----------     ----------     ----------     ----------
  Operating costs and expenses:
    Lease operating costs (2)...............      1,365         1,358          1,349            962          1,046
    Exploration costs (3)...................      1,541         6,544          7,389          3,053          2,127
    Proved property impairment (4)..........      1,038            --             --             --          5,885
    Oilfield services costs.................        540         1,301          1,084            642            240
    Depreciation, depletion and
      amortization..........................        618           662            386            494            672
    Amortization of deferred
      compensation (G&A)....................         55         1,078            652             --             --
    Variable stock option
      compensation (G&A)....................         --            --             --           (645)           645
    Apache Poland general and
      administrative costs..................         --           575            957             --             --
    General and administrative..............      2,440           883          2,654          2,962          2,663
                                             ----------    ----------     ----------     ----------     ----------
        Total operating costs and expenses..      7,597        12,401         14,471          7,468         13,278
                                             ----------    ----------     ----------     ----------     ----------

  Operating loss............................     (4,855)       (8,588)       (10,660)        (5,049)       (11,364)
                                             ----------    ----------     ----------     ----------     ----------

  Other income (expense):
    Interest and other income...............        119           543            417            377            442
    Interest expense........................     (1,189)         (331)            (2)            (7)            --
    Impairment of notes receivable..........         --           (34)            --             --             --
                                             ----------    ----------     ----------     ----------     ----------
        Total other income (expense)........     (1,070)          178            415            370            442
                                             ----------    ----------     ----------     ----------     ----------
  Net loss.................................. $   (5,925)   $   (8,410)    $  (10,245)    $   (4,679)    $  (10,922)
                                             ==========    ==========     ==========     ==========     ==========

  Basic and diluted net loss per share:
      Net loss.............................. $    (0.34)   $    (0.48)    $    (0.62)    $    (0.33)    $    (0.84)
                                             ==========    ==========     ==========     ==========     ==========

  Basic and diluted weighted average
    shares outstanding......................     17,641        17,673         16,435         14,199         12,979

                                                    - Continued -

                                                                    Years Ended December 31,
                                             -------------------------------------------------------------------------
                                                2002          2001           2000           1999           1998
                                             ----------- ------------- -------------- --------------- ----------------
                                                                                      (As Restated)(4)(As Restated)(4)
                                                                      (In thousands)
Cash Flow Statement Data:
  Net cash used in operating activities..... $   (2,162)   $   (3,248)    $   (6,082)    $   (2,984)    $   (3,091)
  Net cash provided by (used in)
    investing activities....................       (295)          326         (3,834)        (3,678)         1,066
  Net cash provided by (used in)
    financing activities....................          5         5,000          9,375          6,469           (674)

Balance Sheet Data:
  Working capital........................... $   (9,150)   $      558     $      616     $    5,459     $    3,965
  Total assets..............................      5,441         9,168         10,570         10,470          8,253
  Long-term debt............................         --         4,907             --             --             --
  Stockholders' equity......................     (4,869)          953          8,231          8,367          6,920

------------------------


(1) As a result of the restatement discussed in Note 19 to the Consolidated Financial Statements, the Company has applied variable stock option accounting to certain officer loans in 1998. As a result, the interest income of $64 and $134 recorded in 1998 and 1999, respectively, and the impairment charges of $666 and $738 recorded in 1999 and 2000, respectively, were reversed. In addition, compensation expense of $736 ($91 of which is not related to the variable option plan and is recorded in general and administrative expenses) was recorded in 1998, $645 of which was reversed to income in 1999 due to a decrease in the stock price.
(2)  Includes lease operating expenses and production taxes.
(3) Includes geophysical and geological costs, exploratory dry hole costs and nonproducing leasehold impairments.
(4) Includes proved property write downs relating to our properties in the United States and Poland.


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

Introduction


         As of December 31, 2002, we had approximately $700,000 of cash and cash equivalents, a working capital deficit of approximately $9.2 million, and a stockholders' deficit of approximately $4.9 million. In addition, we have a remaining commitment of $5.4 million that must be spent by us (in addition to payment of the $4.4 million to POGC, which is included in our accrued liabilities at December 31, 2002), in order to complete our earning obligation in our Fences project areas. These factors cause uncertainty about our ability to continue as a going concern.

         Since December 31, 2002, we obtained $5.6 million in equity funding, reached new terms respecting our Fences 1 obligations, extended our RRPV obligation with revised terms and entered into a farmout agreement with CalEnergy Gas under which it may provide cash and drilling funds of up to $10.6 million. Our primary obligations through the end of 2003 include $3.3 million principal amount plus interest due RRPV at year end, $4.4 million plus interest due POGC at year end, $5.4 million of Fences I work commitment, and approximately $1.8 million for general, administrative and marketing expenses, for a total of approximately $16.0 million, plus any geological and geophysical costs we may wish to expend. Offsetting these amounts, we have $3.8 million in available cash and may look forward to other sources of funds including $10.6 million of work and cash that may be realized under the CalEnergy Gas Farmout Agreement, $0.6 million in accrued Kleka 11 production revenue, and an amount to be determined (PV-10 value $1.1 million) for the future value of Kleka 11 production, for an approximate total of approximately $16.0 million. In addition, we have the right to earn a 49% interest in the Fences II project area and anticipate completing documentation soon for a 100% interest in the Fences III project area. We believe we can arrange with industry participants to trade a portion of our interest in these properties for drilling funds and cash payments that will exceed our related acquisition or earning and any related geological and geophysical costs.

         Despite these events, we cannot assure that we will be able to continue or that the report of our auditors on our financial statements for the year ended December 31, 2003, will not contain a qualifying paragraph about our ability to continue as a going concern similar to the explanatory paragraph regarding our financial statements for 2002 and previous years.


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


         All of the costs related to our 49% interest in the project area that are paid for by CalEnergy Gas will be credited against the remaining $5.4 million obligation under our $16.0 million work obligation to POGC (see below). CalEnergy Gas has received consent from POGC concerning the transfer of our working interest according to the agreement terms, and RRPV has committed to permit the transfer, free of any lien or encumbrance, of 50% of our interest to CalEnergy Gas. We expect drilling to commence in the second quarter of 2003.


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


         In late 2002, as part of our discussions with POGC concerning the CalEnergy Gas agreement and the opportunity to participate with POGC in other exploration projects, we reaffirmed our intent to fulfill the $16.0 million commitment with POGC. In connection with this agreement and in order to clarify uncertainties about the nature and timing of our obligation regarding the balance of our $16.0 million commitment, we agreed to recognize in 2002, and pay at a future date, an additional $2.3 million of costs related to prior exploration activities in the Fences project areas to POGC, $1.6 million of which will be credited towards the $16.0 million commitment. The 2002 amount includes $704,000 in interest costs related to our prior liabilities to POGC, $433,000 in drilling costs, $418,000 in pipeline costs, $502,000 in seismic costs, and $250,000 related to foreign exchange adjustments.

         In addition, as part of our future payments towards the remaining commitment, we have agreed to assign in 2003, as soon as is practicable, all of our rights to the Kleka 11 well, including the amounts recorded as accounts receivable for Kleka gas sales. Accordingly, at December 31, 2002, our receivable from POGC in the amount of $606,986 was offset against the POGC liability. The liability will be further offset in 2003 by the value of the remaining gas reserves associated with the Kleka well, as determined by an independent engineer under criteria to be agreed to. As of December 31, 2002, we had estimated proved developed and proved undeveloped gas reserves of 1,374 and 2,836 million cubic feet of gas, respectively, for a total of 4,210 million cubic feet of gas with an estimated net present value, discounted at 10%, of approximately $1.1 million. We agreed to convey our interest in the Kleka 11 well in order to conserve cash while reducing the balance of our $16.0 million commitment in view of our limited liquidity. Lastly, we agreed to begin accruing interest on the past due amount to POGC. The interest rate in effect at December 31, 2002, was 12.8% per annum; the interest rate as of March 21, 2003, was 10.4%.


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

     Cost Reduction Measures


         In mid-2002, we recognized that it would likely require an extended period to consummate a farmout transaction with our Fences I project and our ability to raise additional equity/debt would be restricted until such an arrangement was in place. We further recognized the importance of reducing our overhead expenses to conserve cash while in discussions with potential participants. Effective July 1, 2002, we undertook several measures to reduce our ongoing expenses. We cut the salaries of all key employees by 50% and did not replace employees who left the Company. We also reduced the level of benefits available to all employees. We cut other areas of overhead expenses where possible. In addition to our overhead reductions, we significantly reduced the amount of money designated for ongoing seismic and other exploration costs.


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


     Interests Held Under Oil and Gas Leases

         Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (FAS 142) were issued by the Financial Accounting Standards Board (FASB) in June 2001 and became effective for us on July 1, 2001, and January 1, 2002, respectively. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Additionally, FAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. FAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under FAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. One interpretation being considered relative to these standards is that oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds should be classified separately from oil and gas properties, as intangible assets on our balance sheets. In addition, the disclosures required by FAS 141 and 142 relative to intangibles would be included in the notes to financial statements. Historically, we, like many other oil and gas companies, have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after FAS 141 and 142 became effective.

         This interpretation of FAS 141 and 142 described above would only affect our balance sheet classification of oil and gas leaseholds. Our results of operations and cash flows would not be affected, since these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with accounting rules for oil and gas companies provided in Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (FAS 19).

         At December 31, 2002, we had undeveloped leaseholds of approximately $147,000 that would be classified under that interpretation on our balance sheet as "intangible undeveloped leasehold" and developed leaseholds of an estimated $7,000 that would be classified under that interpretation as "intangible developed leaseholds" if we applied the interpretation currently being considered.

         We will continue to classify our oil and gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and gas properties until further interpretive guidance is provided.


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


Restatement

         As further discussed in Notes 1 and 19 to the consolidated financial statements, we have restated the consolidated financial statements for the years ended December 31, 2002, 2001 and 2000. The restatement decreased the net loss for the year ended December 31, 2000, by $597,818, or $0.04 per share. Additionally, the restatement reduced the accumulated deficit and increased the cost basis of the treasury stock at December 31, 2002 and 2001, by $973,990. This restatement was necessary to account for certain loans to officers in 1998 using variable stock option accounting and resulted in the reversal of interest income and impairment charges originally recorded in 2000. All amounts in the following discussion have been adjusted for these restatements as appropriate.


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

     Exploration and Production Segment

         A summary of the amount and percentage change, as compared to their respective prior year period, for oil and gas revenues, average oil and gas prices, oil and gas production volumes, and lifting costs per barrel and Mcf for the years ended December 31, 2002, 2001 and 2000, is set forth in the following table:

                                                              For the year ended December 31,
                                         ----------------------------------------------------------------------------
                                                  2002                     2001                      2000
                                        ------------------------- ------------------------  -------------------------
                                            Oil          Gas         Oil          Gas          Oil          Gas
                                        ------------ ------------ ------------ ----------- ------------  ------------
Revenues..............................   $1,924,000    $ 285,000  $ 1,835,000   $ 394,000  $ 2,521,000      $     --
  Percent change versus prior year....        +4.9%       -27.7%       -28.0%       +100%       +62.2%

Average price (Bbls or Mcf)(1)........   $    21.19    $    1.58  $     19.41   $    1.58  $     26.14      $     --
  Percent change versus prior year....        +9.2%           --       -25.8%       +100%       +70.3%

Production volumes (Bbls or Mcf)......       90,817      180,407       94,522     249,661       96,416            --
  Percent change versus prior year....        -3.9%       -27.7%        -1.9%       +100%        -4.8%

Lifting costs per Bbls or Mcf(2)......   $    14.28    $    0.16  $     13.62   $     .16  $     12.13      $     --
  Percent change versus prior year....        +4.8%           --       +12.3%          --       +36.6%

---------------------
(1) The contract price for gas during 2002 and 2001, prior to adjusting for actual physical content of Btu, was $2.02 per MMBtu.
(2) Lifting costs per barrel are computed by dividing the related lease operating expenses by the total barrels of oil produced after royalties. Lifting costs per Mcf of gas are computed by dividing the related lease operating expenses by the total Mcf of gas produced before royalties. Lifting costs do not include production taxes.


         Oil Revenues. Oil revenues were $1.9 million, $1.8 million and $2.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Essentially all oil revenues during the three years were derived from our producing properties in the United States. During these three years, oil revenues fluctuated primarily due to volatile oil prices and the declining production rates attributable to the natural production declines of our producing properties. Oil revenues in 2002 increased from 2001 levels by approximately $161,000 due to higher oil prices, offset by approximately $72,000 related to production declines. Oil revenues in 2001 decreased from 2000 levels by approximately $636,000 due to lower oil prices and approximately $50,000 related to production declines.

         Gas Revenues. Our gas revenues are derived solely from our Polish producing operations. Gas revenues were $285,000 and $394,000 for the years ended December 31, 2002 and 2001, respectively. There were no gas revenues during 2000. The Kleka 11, our first producing well in Poland, began producing during February 2001. During 2002 and 2001, gas produced by the Kleka 11 was sold to POGC based on U.S. dollar pricing at a fixed price under a five-year contract, which may be terminated by giving POGC a 90-day written notice. The decline in gas production from 2001 to 2002 is the result of the operator choking back the well to avoid any increase in water production.

         Lease Operating Costs. Lease operating costs were $1.4 million for each of the years ended December 31, 2002, 2001 and 2000. Operating costs rose slightly from 2001 to 2002, as higher oil lifting costs offset lower oil and gas production. Operating costs rose from 2000 levels in 2001 due to the commencement of production from the Kleka well in Poland, as well as higher per unit oil lifting costs offset by lower production taxes, 2002 operating costs increased approximately $68,000 due to higher lifting costs, offset by approximately $61,000 related to lower oil and gas production. The 2001 operating costs increased approximately $141,000 due to higher lifting costs and approximately $17,000 related to higher oil and gas production, offset by a reduction in production taxes of approximately $149,000.


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


         Impairments of oil and gas properties were $1.5 million, $584,000 and $674,000 for the years ended December 31, 2002, 2001 and 2000, respectively. During 2002, we incurred an impairment of $509,000 in costs associated with the Tuchola 108-2 well. A preliminary open-hole test in early January 2001 on the well resulted in a flow rate of 9.5 MMcf of gas per day from the Main Dolomite Reef formation at a depth between 2,535 meters and 2,595 meters. The flow rate was limited by the capacity of the surface equipment. The well was subsequently completed in an approximately 200 foot thick section of the Main Dolomite, but has since been shut-in pending a pipeline connection. Constrained capital has prevented us from drilling the additional appraisal and development wells and building the necessary infrastructure, and FASB No. 19 requires well costs to be impaired if after a year has passed, a determination that proved reserves have been found cannot be made. We also recognized an impairment of $1.0 million in costs associated with the Kleka 11 well, where lower production profiles caused a downward revision in recoverable future reserves.


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


         Apache Poland G&A Costs. Apache Poland G&A costs consist of our share of direct overhead costs incurred by Apache in Poland in accordance with the terms of the Apache Exploration Program. Apache Poland G&A costs were $0, $575,000 and $957,000 for the years ended December 31, 2002, 2001 and 2000.
During mid-2001, we began to narrow the focus of our ongoing exploratory efforts relating to the Apache Exploration Program by including only the Pomeranian and Wilga project areas and discontinued our exploratory activities on the Lublin Basin, Warsaw West and Carpathian project areas. Prior to July 1, 2000, Apache covered all of our pro rata share of Apache Poland G&A costs. Effective July 1, 2000, we began paying approximately 35% of Apache Poland G&A costs, to be adjusted as each of Apache's remaining drilling requirements were completed. Apache has since completed its remaining drilling requirements, and we are now responsible only for our 45% share of Apache Poland G&A costs relating to ongoing, jointly conducted activities in the Wilga project area in Poland for which Apache is the operator, subject to a preapproved annual budget. There were no jointly conducted activities in the Wilga project area in 2002. In addition to the above amounts, Apache covered our share of additional Apache Poland G&A costs totaling $464,000 and $33,000 during 2001 and 2000, respectively, under terms of the Poland 2001 Agreement Credit.


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

                                                                              Poland 2001 Agreement Credit
                                                                     -----------------------------------------------
                                                                          2001            2000           Total
                                                                     --------------- --------------- ---------------
         Cost category:
           Geological and geophysical costs......................... $      53,000   $      19,000   $      72,000
           Exploratory dry hole costs...............................        25,000          (3,000)         22,000
           Apache Poland general and administrative costs...........       464,000          33,000         497,000
           Leasehold costs..........................................            --          65,000          65,000
           Tuchola 108-2 completion costs...........................       276,000              --         276,000
                                                                      ------------    ------------   -------------
             Total..................................................  $    818,000    $    114,000   $     932,000
                                                                      ============    ============   =============

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


         G&A Costs - Corporate. G&A costs were $2.4 million, $883,000, and $2.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. During 2001, G&A costs were $1.8 million lower than 2000 G&A costs, primarily due to the Company writing off $1.7 million of compensation that was accrued as of December 31, 2000. The accrued compensation consisted of bonus awards and salary increases that were awarded but not paid due to our financial condition prior to December 31, 2001. We wrote off the accrued compensation, which was waived by each employee, in recognition of our inability to pay these amounts within the foreseeable future. We have no obligation or intent to pay any of the waived amounts in the future. Without the write-offs, G&A costs during 2001 would have been approximately $3.5 million. During 2002, in recognition of our limited resources, we aggressively pursued the cost reduction measures described earlier, resulting in costs lower than 2001, excluding the $1.7 million write-off during that year, and actual 2000 costs.

         Interest and Other Income - Corporate. Interest and other income was $119,000, $514,000 and $417,000 for the years ended December 31, 2002, 2001 and
2000, respectively. Our cash, cash equivalent and marketable debt securities balances were $0.7 million, $3.2 million and $2.4 million as of December 31, 2002, 2001 and 2000, respectively. Lower cash balances and interest rates in 2002 and 2001 reduced our interest income in both years. During the years ended December 31, 2002 and 2001, we recorded other income of $93,000 and $341,000, respectively, pertaining to amortizing an option premium resulting from granting RRPV an option to purchase gas from our properties in Poland.

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


         Impairment of Notes Receivable. Impairment of notes receivable was $0, $34,000, and $0 for the years ended December 31, 2002, 2001 and 2000, respectively. In accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," the notes receivable carrying value must be adjusted at the end of each reporting period to reflect the market value of the underlying collateral. On November 8, 2000, a former employee exercised an option to purchase 52,000 shares of our common stock at a price of $3.00 per share. The former employee elected to pay for the cost of the exercise by signing a full recourse promissory note with us for $156,000. Terms of the note receivable included a three-year term with annual principal payments of $52,000 plus interest accrued at 9.5%. On November 8, 2001, the former employee surrendered 52,000 shares of our common stock in return for cancellation of the note receivable. We recorded a loss of $34,060 on the transaction and the acquisition of 52,000 shares of common stock at a price of $2.63 per share, the closing price of our stock on November 8, 2001.


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

Liquidity and Capital Resources


         With insufficient revenues to cover our operating expenses to fund further exploration, our greatest uncertainty is our shortage of capital and our dependence on obtaining substantial amounts of external funding through the sale of securities or an interest in our exploration projects in Poland. Our ability to obtain such required funding is, to a substantial extent, dependent on the interest of the securities markets and oil and gas industry generally in international oil and gas exploration. Although we believe that there appears to be growing securities markets and industry interest in financing international oil and gas exploration, we cannot assure that this will enable us to obtain the financing we require on acceptable terms or that such perceived trend, if we accurately perceive it, may not become less favorable.

         As of December 31, 2002, we had approximately $700,000 of cash and cash equivalents, a working capital deficit of approximately $9.2 million, and a stockholders' deficit of approximately $4.9 million. In addition, we have a remaining work commitment of $5.4 million that must be spent by us (in addition to payment of the $4.4 million to POGC, which is included in our accrued liabilities at December 31, 2002) in order to complete our earning obligation in our Fences project areas. Our financial position as of December 31, 2002, raises uncertainty about our ability to continue as a going concern.

         We have made significant progress in several areas toward improving our liquidity and capital resources discussed in detail at the beginning of this MD&A section. We raised $5.6 million from the recent sale of equity securities, we extended the due dates on the RRPV note and the accrued liability to POGC, we arranged to reduce our liability to POGC by the value of our interest in the Kleka 11 well, and we signed a farmout agreement with CalEnergy Gas that, if CalEnergy Gas fully earns half our interest in Fences I, will result in $10.6 million of work commitments performed and cash paid to us. In addition, we recently obtained the right to earn a 49% interest in the Fences II project area and anticipate completing documentation soon for a 100% interest in the Fences III project area. We believe we can arrange with industry participants to trade a portion of our interest in these properties for drilling funds and cash payments that will exceed our related costs. Notwithstanding these measures, there remains uncertainty about our ability to continue as a going concern, and our auditor's report on our financial statements for the year ended December 31, 2003, may contain an explanatory paragraph about our ability to continue as a going concern similar to the explanatory paragraph regarding our financial statements for 2002 and previous years.

         To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities, and agreements with industry participants that funded our share of costs in certain exploratory activities in order to earn an interest in our properties. The continuation of our exploratory efforts in Poland is dependent on our ability to raise additional capital or to farm out our properties. The availability of such capital or farmouts will affect the timing, pace, scope and amount of our future capital expenditures. If we are unable to arrange farmouts for the Fences II and Fences II project areas, or having done so, if the results of operations there are disappointing, or if CalEnergy Gas's drilling program is unsuccessful, or if CalEnergy Gas elects not to pursue that drilling program, or if other disappointing events should occur, there can be no assurance that we will be able to secure additional participants or obtain additional equity or debt financing. We may also not be able to further reduce expenses or successfully complete other steps to continue as a going concern. If we are unable to obtain sufficient funds to satisfy our future cash requirements, we may be forced to curtail operations, dispose of assets, or seek extended payment terms from our vendors. Such events would materially and adversely affect our financial position and results of operations.

         We may seek to obtain additional funds for future capital investments from strategic alliances with other energy or financial participants, the sale of additional securities, project financing, sale of partial property interests, or other arrangements, all of which may dilute the interest of our existing stockholders or our interest in the specific project financed. We may change the allocation of capital among the categories of anticipated expenditures depending upon future events that we cannot predict. For example, we may change the allocation of our expenditures based on the actual results and costs of future exploration, appraisal, development, production, property acquisition and other activities. In addition, we may have to change our anticipated expenditures if costs of placing any particular discovery into production are higher, if the field is smaller, or if the commencement of production takes longer than expected.


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


         Financing Activities. We received net cash of $4,500, $5.0 million and $9.4 million from our financing activities during 2002, 2001 and 2000, respectively. During 2001, we received $5.0 million pertaining to our RRPV loan and gas purchase option agreement. Also, during 2001, we acquired 52,000 shares of common stock at a cost of $137,000 in a noncash transaction. During 2000, we received net proceeds of $9.3 million ($10.4 million gross) from the private placement of 2,969,000 shares of our common stock, and received $103,000 in cash and $156,000 in the form of a full recourse promissory note secured by 52,000 shares of our common stock from the exercise of options and warrants to purchase 95,572 shares of our common stock. Also, during 2000, we acquired 233,340 shares of treasury stock at a cost of $1,838,000 in a noncash transaction.


Contractual Obligations and Contingent Liabilities and Commitments

         The following is a summary of our significant contractual obligations and commitments as of December 31, 2002 (in thousands):

         Contractual Obligations and Commitments      Due by December 31, 2003
                                                             (In thousands)


         Note Payable (RRPV).........................  $  5,000 plus interest(1)
         Fences I work commitment(2).................     5,400
         Cash payment to POGC(2).....................     4,400 plus interest
                                                       ----------------------
               Total.................................  $ 14,800 plus interest(1)
                                                       ======================

----------------------
(1) In March 2003, we paid RRPV $2.2 million, which reduced the balance due to approximately $3.3 million, plus interest.
(2) The Fences I work commitment and the cash payment to POGC are required in order for us to meet our commitment to earn a 49% interest in the Fences I project area.


         Our oil and gas drilling and production operations are subject to hazards incidental to the industry that can cause severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations, personal injury and loss of life. To lessen the effects of these hazards, we maintain insurance of various types to cover our United States operations and rely on the insurance or financial capabilities of our exploration participants in Poland. These measures do not cover risks related to violations of environmental laws or all other risks involved in oil and gas exploration, drilling and production. We would be adversely affected by a significant adverse event that is not fully covered by insurance or by our inability to maintain adequate insurance in the future at rates we consider reasonable.


Risk Factors

         The auditor's report on our financial statements for the year ended December 31, 2002, contains an explanatory paragraph about our ability to continue as a going concern. We have incurred substantial operating losses and negative cash flows from operations since inception, and our obligations and commitments for the year ending December 31, 2003, exceed the cash we have available. These matters raise substantial doubt about our ability to continue as a going concern.

         We continue to need additional financing to supplement our limited financial resources and we may be unable to obtain it. We do not currently generate sufficient revenues to cover our costs of operation, including our exploration and general and administrative costs, and will continue to rely on raising additional capital through attracting industry or financial participants, raising additional equity, incurring additional debt, selling or conveying interests in our assets in exchange for exploration funding, or completing other arrangements. We may be unable to obtain additional financing, further reduce expenses, or successfully complete other steps to meet our obligations and commitments and continue as a going concern.

         Our success depends largely on our discovery of economic quantities of oil or gas in Poland and we may be unable to do so. Our ability to obtain additional financing and to continue as a going concern depends on the exploration potential of our prospect areas, on the perception of prospective funding sources or industry participants that our prospects have commercial potential in view of related risks, and on our discovery of commercial quantities of oil or gas in Poland.

         Factors outside our control may prevent us from establishing commercial production or substantial reserves as a result of our exploration, appraisal and development activities in Poland. Those factors include the following:

         o our interpretations of geological and geophysical data may not lead to oil or gas discoveries;

         o future wells may not encounter commercial quantities of oil or gas;

         o there is no way to predict in advance of drilling and testing whether any prospect will discover oil or gas in place or will yield oil or gas in sufficient quantities to cover drilling or completion costs or to be economically viable;

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

         We have had limited exploratory success in Poland and our efforts may be unsuccessful in the future. We have participated in drilling 15 exploratory wells in Poland, consisting of 12 exploratory dry holes, two that discovered hydrocarbons in place, one of which was not completed, one of which was completed for production but not placed into production and is considered shut-in, and one that was placed into production. We have no retained interest in production or reserves from the one discovery in Poland that was placed into production, the Kleka 11 well in the Fences I project area, because we agreed to convey it to POGC in order to reduce the balance of our commitment to earn an interest in the Fences I project area. The shut-in Wilga 2 is located approximately 19 kilometers from the nearest pipeline, and we have not determined that the construction of pipeline and related production facilities is economically feasible.

         We have limited control over our exploration and development activities in Poland and may suffer delays or increased costs as a result. We rely to a significant extent on the expertise and financial capabilities of POGC. The failure of POGC to perform its obligations as operator in conducting drilling and other field activities in all of our project areas, other than the Pomeranian and Fences II project areas, may require that we take steps under our agreement to become operator and perhaps advance POGC's share, if any, of costs of proposed activities, which may delay our planned exploration or may result in delays and increased costs. If we are unable to complete exploration, we may be unable to earn an interest in the related project area or recover costs incurred to date.

         In the Fences project areas, we have agreements with POGC but no agreements with the governmental agencies owning the oil or gas rights. We currently have no direct interest in the underlying agreements, licenses and grants from the Polish agencies governing the exploration, exploitation, development or production of acreage in the Fences project areas. We may be unable to earn an interest in these project areas or recover costs incurred to date if POGC should elect not to pursue activities on such acreage, should our relationship with POGC deteriorate or terminate, or if the government agencies should fail to fulfill the requirements of or elect to terminate any agreements, licenses or grants pertaining to the Fences project area. If we do not pay POGC $4.4 million by December 31, 2003, and complete the balance of our $5.4 million work commitment in the Fences I project area, we would be required to relinquish all interest in that area.

         The exploration models we are using may not improve our chances of finding oil or gas in Poland. We will have to revise or replace these exploration models as a guide to further exploration if ongoing drilling results do not confirm their validity.

         We may encounter delays in placing our current or future discoveries into production. The possible delays may include obtaining rights-of-way to connect to the POGC pipeline system, construction permits, availability of materials and contractors, the signing of an oil or gas purchase contract and other factors. Such delays would correspondingly delay the commencement of cash flow.

         We cannot accurately predict the size of exploration targets or foresee all related risks. Notwithstanding the accumulation and study of 2-D and 3-D seismic data, drilling logs, production information from established fields and other data, our predictions are only preliminary geological estimates of the forecasted volume and characteristics of possible reservoirs and are not an estimate of reserves. We may require several test wells and long-term analysis of test data and history of production to determine the oil or gas potential of individual prospects.

         Privatization of POGC could affect our relationship and future opportunities in Poland. The Polish government has commenced the privatization of POGC by privatizing some of POGC's refining assets and has stated its intent to privatize other segments of POGC. The timing of such privatization is unclear and beyond our control. Privatization may result in new policies, strategies or ownership that could make it more difficult, time-consuming and expensive for us to work with POGC and may reduce or eliminate the availability of opportunities with POGC in the future.

         Our loan agreement with Rolls-Royce Power Ventures Limited restricts our flexibility. We have encumbered certain of our property interests in Poland to secure repayment of the remaining $3.3 million balance, plus interest, due Rolls-Royce Power Ventures by December 31, 2003. In addition, our agreements with Rolls-Royce Power Ventures preclude us from incurring additional indebtedness other than for operating costs or conveying or encumbering our property interests in Poland without repaying the balance due Rolls-Royce Power Ventures.

         The loss of key personnel could have an adverse impact on our operations. We rely on our officers and key employees and their expertise, particularly David N. Pierce, Chairman, President and Chief Executive Officer; Thomas B. Lovejoy, Vice-Chairman and Chief Financial Officer; Andrew W. Pierce, Vice-President and Chief Operating Officer; and Jerzy B. Maciolek, Vice-President of Exploration. The loss of the services of any of these individuals may materially and adversely affect our ability to obtain required additional capital or complete our planned exploration program in Poland. We do not maintain key-man insurance on any of our employees.

         Oil and gas price decreases and volatility could adversely affect our operations and our ability to obtain financing. Oil and gas prices are subject to wide fluctuations in response to a number of seasonal, geopolitical and market factors. This volatility could make it more difficult to obtain funding from external sources.

         Our insurance may not be adequate to protect us against numerous operating risks. Our oil and gas activities are subject to industry hazards such as blowouts, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. The general liability insurance we carry does not cover all of our risks, may not be sufficient to pay the full amount of potential liabilities, and may not be available in the future on reasonable terms. The self-insurance provided by POGC, as operator of the Fences project area, may not cover all casualties adequately. A significant casualty that is not fully covered by insurance could expose us to financial loss well beyond our ability to pay. Further, we may not be able to maintain adequate insurance in the future at rates we consider reasonable.

         Polish laws, regulations and policies may be changed in ways that could adversely impact our business. Our oil and gas activities in Poland are and will continue to be subject to ongoing uncertainties and risks, including

         o possible changes in government personnel and the development of new administrative policies and practices;

         o possible changes to the laws, regulations and policies applicable to us or the oil and gas industry in Poland in general;

         o uncertainties as to whether the laws and regulations will be applicable in any particular circumstance under Poland's immature legal system;

         o uncertainties as to the manner in which we may be able to enforce our rights in Poland under its immature legal system;

         o        political instability and possible changes in government;

         o        changes in export and transportation tariffs;

         o        changes in local and national tax requirements; and

         o expropriation or nationalization of private enterprises and other risks arising out of foreign government sovereignty over our acreage in Poland.

         Poland has a developing regulatory regime, regulatory policies and interpretations that are relatively untested, making it difficult to evaluate how the regulatory regime will affect our operations. Poland's regulations governing exploration, development, production, marketing, transportation and storage of oil and gas were promulgated relatively recently and are relatively untested. Therefore, there is little or no administrative or enforcement history or established practice that can aid us in evaluating how the regulatory regime will affect our operations. It is possible that such governmental policies will change or that new laws and regulations, administrative practices or policies or interpretations of existing laws and regulations will restrict our proposed activities or result in delays, increased costs, or decreased opportunities.

         Our activities are subject to rapidly changing environmental laws and regulations that could result in additional costs to us or the imposition of liability. Operations on our project areas are subject to environmental laws and regulations in Poland that provide for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas exploration and development. We are required to prepare and obtain approval of environmental impact assessments by governmental authorities in Poland prior to commencing oil or gas production, transportation and processing functions. We may not have complied with all applicable laws and regulations in drilling wells, acquiring seismic data or completing other activities in Poland to date. The cost of compliance with current regulations or any changes in environmental regulations could require significant expenditures. Further, breaches of such regulations may result in mitigation costs, adverse publicity, or the imposition of fines and penalties, any of which may be material.

         Our stockholder rights plan and bylaws discourage unsolicited takeover proposals and could prevent our stockholders from realizing a premium on our common stock. The rights issued under the stockholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. In addition, our articles of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that our stockholders may consider to be in their best interests that include

         o provisions that members of the board of directors are elected and retire in rotation, and

         o the ability of the board of directors to designate the terms of, and to issue new series of, preferred shares.

Together, these provisions and our stockholder rights plan may discourage transactions that otherwise could involve payment to our stockholders of a premium over prevailing market prices for our common shares.

         Our common stock price has been and may continue to be extremely volatile, which may make it difficult to obtain financing and may preclude our investors from recovering their investment in our common stock. Our common stock traded as low as $1.83 and as high as $3.04 during the fiscal year ended December 31, 2002. This volatility may make it more difficult or more expensive for us to obtain financing. Additionally, it may preclude our investors from recovering their investment in our common stock at the time of their choosing, or at all.


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

                                    PART III

--------------------------------------------------------------------------------
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------


General

         Our articles of incorporation provide that the board of directors shall be divided into three classes, with each class as equal in number as practicable.

Executive Officers and Directors

         The following sets forth the name, age, term of directorship, and principal business experience of each of our executive officers and director.

              Name                   Age                Position
              ----                   ---                --------
         David N. Pierce             57    President and Chairman of the Board
         Andrew W. Pierce            55    Vice-President, Chief Operating
                                             Officer and Director
         Thomas B. Lovejoy           67    Vice-Chairman, Chief Financial
                                             Officer and Director
         Jerzy B. Maciolek           53    Vice-President of International
                                             Exploration and Director
         Scott J. Duncan             54    Vice-President of Investor Relations,
                                             Secretary/Treasurer and Director
         Peter L. Raven              64    Director
         David L. Worrell            57    Director
         Arnold S. Grundvig, Jr.     54    Director


         David N. Pierce has served as our President and Chairman of the Board of Directors since 1992. For over three years prior to 1992, Mr. Pierce was the Vice-President and a director of our predecessor, Frontier Exploration Company, which he co-founded with his brother, Andrew W. Pierce, in January 1989, and which was acquired by us in 1992. Prior to founding Frontier Exploration Company, Mr. Pierce served in executive capacities with privately held oil and gas companies beginning in 1979. An attorney with over 25 years of experience in natural resources, securities and international business law, Mr. Pierce is a graduate of Princeton University and Stanford University Law School.

         Andrew W. Pierce has been our Vice-President, Chief Operating Officer and a director since 1992. For over three years prior to 1992, he was the President and a director of our predecessor, Frontier Exploration Company, which he co-founded with his brother, David N. Pierce, in January 1989, and which was acquired by us in 1992. Mr. Pierce has over 25 years of experience in oil and gas exploration, drilling, production and leasing experience, with primary management and line responsibility for drilling and completion activities in the western United States.

         Thomas B. Lovejoy has served as our Vice-Chairman of the Board of Directors since 1995 and as our Chief Financial Officer since 1999. From 1995 to 1999, he also provided consulting services to us. Between 1992 and 1999, Mr. Lovejoy was the principal of Lovejoy & Associates, Inc., Greenwich, Connecticut, which provided financial strategic advice respecting private placements, mergers and acquisitions. From 1989 through 1992, he was the Managing Director and head of natural resource, utility and mining groups of Prudential Securities, Inc., in New York City. From 1980 through 1988, he was the Managing Director and head of the energy and natural resources group of Paine Webber, Inc. From 1993 to 2001, Mr. Lovejoy served as a director of Scaltech, Inc., Houston, Texas, a processor of petroleum refinery oil waste. Mr. Lovejoy is a graduate of Massachusetts Institute of Technology and Harvard Business School.

         Jerzy B. Maciolek has been our Vice-President of International Exploration and a director since 1996. He was initially employed by us in September 1995 as a geologist. Mr. Maciolek has been instrumental in our exploration efforts in Poland. Mr. Maciolek is also currently a member of the advisory board of the Polish Oil and Gas Company. Prior to becoming our employee, he was a private consultant for over five years, including consulting on exploration projects in the western United States, the hydrocarbon potential of Poland and Kazakhstan, and developing applied integrated geophysical interpretations over gold mines in Nevada, California and Mexico. During that time, he provided consulting services to us as well as to others. Mr. Maciolek is a graduate of the Mining and Metallurgy Academy in Krakow, Poland.

         Scott J. Duncan has served as our Vice-President for Investor Relations, Secretary/Treasurer and a director since May 1993. Mr. Duncan provided services to us as a financial consultant from our inception in 1992 through April 1993, when he became a full-time employee. Prior to becoming a consultant with the Company, he was an executive and director of several small businesses in Salt Lake City, Utah. Mr. Duncan is a graduate of the University of Utah School of Business.

         Peter L. Raven has been a director since March 1996. Mr. Raven retired in 1992 after serving in various positions with Ultramar, PLC, London, England, a fully integrated oil and gas company, and its U.K. and American held subsidiaries, including Chief Financial Officer of Ultramar, PLC and President of American Ultramar (1988-1992) and Executive Vice-President (1985-1988). Mr. Raven is a graduate of the Downside School in England, the Institute of Chartered Accountants, and the Harvard Business School Advanced Management Program. Mr. Raven is a member of our Audit and Compensation Committees. Mr. Raven resigned as a director effective August 15, 2003.

         David L. Worrell is the founder and has served as the President of David Worrell Associates, a commercial real estate consulting and development firm with emphasis on the hospitality industry, from 1990 through 1997 and 1999 through the present. Mr. Worrell served in 1998 as Senior Vice President, Development, for Homestead Village, Inc., a New York Stock Exchange listed lodging company. From 1993 through 1997, Mr. Worrell was the Chief Executive Officer and from 1998 through the present has been the Chairman of Subway Russia Franchising Company, the exclusive master franchisee of the Subway Sandwich Shop restaurant concept in Russia. From 1981 through 1990, Mr. Worrell was Managing Director, Vice President and Director of Development for MAT Associates, a national real estate developer specializing in hotel and related commercial development. Prior to 1981, Mr. Worrell was a practicing attorney in the areas of real estate acquisition and development and international transactions. A graduate of Stanford Graduate School of Business, Stanford Law School, and Cornell University, Mr. Worrell is a member of our Audit and Compensation Committees.

         Arnold S. Grundvig, Jr. is the President and Chief Financial Officer of A-Systems Corporation, a developer of accounting software, a position he has held since 1993. From 1990 to 1992, Mr. Grundvig served as Controller for Weider Health & Fitness, a sports nutrition company, and Schiff Vitamin, a nutrition enhancement company. From 1985 to 1989, he served as a Financial Analyst for Petro Source Corporation, a crude oil trading firm. From 1983 to 1985, Mr. Grundvig worked as an independent turn-around consultant. From 1977 to 1983, he worked for First Interstate Bank (now Wells Fargo Bank) as Manager of the Credit Department and as a Commercial Loan officer. From 1971 to 1977, he served as a Financial Analyst for Dun & Bradstreet, Inc., a commercial credit rating bureau. A graduate of Phoenix University (MBA) and the University of Utah, Mr. Grundvig is a member of our Audit and Compensation committees.

Technical Advisory Panel

         In February 2003, we formed a Technical and Industry Advisory Panel to advise and consult with management in connection with our activities in Poland. Panel members, who serve at the pleasure of the board of directors, consist of the following:

         Richard Hardman CBE, 67, has been engaged principally as Exploration Advisor since February 2003. From January 2002 through January 2003, Mr. Hardman acted as Advisor on Exploration to the Chief Executive Officer of Enterprise Oil and worked in an advisory capacity to Neptune Oil and Gas. Between 1983 and January 2002, Mr. Hardman served in various executive capacities with Amerada

Hess, a worldwide, integrated oil and gas firm. Based in London, he was Vice President of Worldwide Exploration between May 1998 and May 2001 and Exploration Advisor thereafter until January 2002. Over a career spanning more than 40 years, Mr. Hardman has worked in oil and gas exploration as a geologist in Libya, Kuwait, Columbia, Norway and the North Sea. He has served as Chairman of the Petroleum Society of Great Britain, President of the Geological Society of London, as the European member of the Advisory Counsel of the American Association of Petroleum Geologists, and is currently Chairman of APPEX, a farmout fair organization based in London. He was made a Commander of the British Empire in New Year Honours List of 1998 for services to the oil industry.

         Philip Gardner, 54, has been engaged principally as a technical and commercial advisor since the beginning of April 2003. Mr. Gardner has been the director of PG Upstream Energy Consultants, Ltd. since March 2003, and was self-employed as an independent energy consultant from January 2003 through March 2003. Previously, Mr. Gardner worked between January 1974 and December 2002 in international oil and gas exploration and production as a geologist and manager in the North Sea, United States, Libya, Australia, Indonesia, Egypt and Poland for Conoco, Inc. / ConocoPhillips, a fully integrated, worldwide energy company based in Houston, Texas. Most recently, Mr. Gardner was Poland Upstream Branch Manager between November 2000 and December 2002, and for five years previously, Manager Exploration Skills and Resources, both for Conoco U.K. Ltd., which became Conoco Phillips UK Ltd. in November 2002.

         Steven McTiernan, 52, has been the principal of Sandown Energy Consultants Limited, London, since September 2001. He has over 30 years of diverse oil and gas industry and investment banking experience. He has held engineering and management positions with Abu Dhabi Petroleum, British Petroleum, Amoco and Mesa Petroleum. He spent 17 years with The Chase Manhattan Bank where he was Senior Vice President and Global Energy Executive based in New York until 1996. He was then appointed Global Head of Oil and Gas Investment Banking at NatWest Markets. From May 1998 until September 2001, he was Head of Energy for CIBC World Markets in London. He was appointed a Director of Tullow Oil plc, a large independent oil and gas exploration and production company headquartered in London, in February 2002. Mr. McTiernan advised us in connection with our recent agreement with CalEnergy Gas for the Fences I project area.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file.

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during or respecting our last fiscal year ended December 31, 2002, no person who, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of our equity securities, or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act, with the following exceptions: Reports on Form 5 for David N. Pierce, Thomas B. Lovejoy, Jerzy B. Maciolek, Scott J. Duncan, Peter L. Raven, and Clay Newton were filed February 19, 2003, which was five days beyond the required date. We have been informed that the reports were prepared and placed with an overnight courier in time for timely filing, but that transportation interruption related to the Presidents' Day storm of 2003 resulted in late delivery.


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

--------------------------------------------------------------------------------
          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

Principal Stockholders

         The following table sets forth, as of April 24, 2003, the name and shareholdings of each person who owns of record, or was known by us to own beneficially, 5% or more of the common stock currently outstanding; the name and shareholdings of each director; and the shareholdings of all executive officers and directors as a group. Unless otherwise indicated, all shares consist of common stock, and all such shares are owned beneficially and of record by the named person or group. Options include only those exercisable within 60 days of the table date:

                                                      Principal Stockholders, Officers and Directors
                                        ---------------------------------------------------------------------------
                                                  Nature of Ownership                Percentage of Ownership(1)
                                        ----------------------------------------- ---------------------------------
                                          Common                                  Common
           Beneficial Owner               Stock       Options(2)     Total(3)      Stock    Options(2)    Total
--------------------------------------- ------------- ------------- ------------- ---------- ----------- ----------
David N. Pierce(4)...................    86,550        785,000       871,550       0.5%       4.2%        4.7%
Andrew W. Pierce.....................    57,103        760,001       817,104       0.3        4.1         4.4
Thomas B. Lovejoy(5).................   527,367        360,001       887,368       3.0        2.0         4.9
Jerzy B. Maciolek....................        --        410,001       410,001       0.0        2.3         2.3
Scott J. Duncan(6)...................   153,500        250,001       403,501       0.9        1.4         2.2
Peter L. Raven.......................    40,000         38,001        78,001       0.2        0.2         0.4
David L. Worrell(7)..................    32,000             --        32,000       0.2         --         0.2
Arnold S. Grundvig, Jr...............        --             --            --        --         --          --
                                        -------       ---------     ---------     ---        ----        ----
All executive officers and
  directors as a group (8 persons)...   896,520       2,603,005     3,499,525     5.1%       14.2%       19.1%
                                        =======       =========     =========     ===        ====        ====

-------------------------
(1) Calculations of total percentages of ownership outstanding for each individual assume the exercise of currently vested options held by that individual to which the percentage relates. Percentages calculated for totals of all executive officers and directors as a group assume the exercise of all vested options held by the indicated group.
(2) These vested options give the holders the right to acquire shares of common stock at prices ranging from $2.40 to $10.25 per share with various expiration dates ranging from April 2003 to August 2009.
(3) Except as otherwise noted, shares are owned beneficially and of record, and such record stockholder has sole voting, investment and dispositive power.
(4) Includes 50,000 shares held by David N. Pierce as custodian for minor children, 14,000 shares held by Mr. Pierce's wife, Mary Phillips, and 2,000 shares held by Mary Phillips as custodian for minor children,. Mr. Pierce is deemed to hold or share voting and dispositive power over all of such shares.
(5) Includes 41,000 shares held in trust for the benefit of Thomas B. Lovejoy's children, 104,500 shares held in Mr. Lovejoy's IRA account, 10,000 shares held by Mr. Lovejoy's spouse's IRA account, 200,000 shares held by Lovejoy & Associates, Inc. (of which Mr. Lovejoy is sole owner), and 17,500 shares owned by Lovejoy & Associates Profit Sharing Plan. Mr. Lovejoy is deemed to hold dispositive power over all of such shares.
(6) Includes 125,000 shares held by Scott J. Duncan jointly with his wife, Cathy H. Duncan; 6,500 shares held solely by Cathy H. Duncan; and 22,000 shares held by Cathy Duncan as custodian for minor children. Mr. Duncan is deemed to hold or share voting and dispositive power over all of such shares.
(7) Includes 20,000 shares held by David L. Worrell jointly with his wife, Julianne Shedd Worrell, and 5,000 shares held solely by Julianne Shedd Worrell. Mr. Worrell is deemed to hold or share dispositive power over all of such shares.

Equity Compensation Plans

                                                                                       Number of Securities
                                                                                       Remaining Available
                                      Number of Securities                             for Future Issuance
                                       To Be Issued upon        Weighted-Average           under Equity
                                          Exercise of          Exercise Price of        Compensation Plans
                                      Outstanding Options,    Outstanding Options,    (excluding securities
           Plan Category              Warrants and Rights     Warrants and Rights      reflected in column (a))
                                              (a)                     (b)                        (c)
                                     ----------------------- ----------------------- -----------------------
Equity compensation plans
  approved by security holders.....        3,299,017                 $5.21                   350,983
Equity compensation plans not
  approved by security holders.....        1,245,000                  3.27                        --
                                           ---------                  ----                   -------
      Total                                4,544,017                  4.68                   350,983
                                           =========                  ====                   =======

         Since inception, we have issued options pursuant to stock option and award plans that have been adopted by the board of directors and approved by the stockholders. As of December 31, 2002, we had outstanding options to purchase an aggregate of 3,299,017 shares under plans that have been approved by the stockholders. In addition, from time to time, the Board of Directors has authorized the issuance of options, warrants and convertible securities under arrangements that have not been submitted to the stockholders for approval. This includes compensatory options granted to employees, consultants, officers, directors and others. As of December 31, 2002, there was an aggregate of 350,983 shares reserved for issuance under currently outstanding options, warrants and convertible securities not submitted to the stockholders for approval.

         In addition to the specific provisions noted below, all such outstanding options, warrants and convertible securities provide for antidilution adjustments to the number of shares issuable and the exercise or conversion price in the event of any stock split, stock dividend or recapitalization of the common stock of the Company; restrict transfer; require the Company to reserve for issuance that number of shares issuable on exercise or conversion; require notice to the holder prior to certain extraordinary corporate events; require payment of the exercise price of options and warrants in cash plus such other type of consideration as specifically noted; are fully vested and exercisable unless otherwise indicated; and contain other similar miscellaneous items.

         Early in the Company's history, in June 1994, the Company granted to David N. Pierce and Andrew W. Pierce, founders, executive officers and directors, options to purchase 500,000 shares each at $3.00 per share, exercisable at any time within 10 years. These options are currently fully vested and contain terms providing that, in the event of a change of control of the Company and at the election of the optionee, in consideration of the cancellation of the unexercised options, the Company will pay to the optionee an amount equal to the number of unexercised options multiplied by the amount by which the fair market value of the common stock as of the date preceding the date of the change of control exceeded the option exercise price. The grants of these options were not the result of arm's-length negotiations. The Company has agreed to register under the Securities Act of 1933 the issuance of the common stock on exercise of these options, at its cost, in certain circumstances. The options may be exercised by the payment of cash or delivery of shares of common stock already owned.

         In August 1995, the Company granted to Thomas B. Lovejoy, then the principal of a financial consultant to the Company and now an officer and director, options to purchase an aggregate of 350,000 shares of common stock at $3.00 per share, originally expiring August 1, 2000, with respect to 150,000 shares, August 1, 2001, with respect to 100,000 shares, and August 1, 2002, with respect to 100,000 shares. The expiration dates of the options previously expiring in 2000 and 2001 were each extended for two years. The Company has agreed to register the issuance or resale of the common stock issuable upon exercise of this option in certain circumstances.

         The Company granted to an outside consultant options to purchase 20,000 shares at $8.25 per share in 1997 and 30,000 shares at $7.375 per share in 1999. The Company has agreed to register the issuance and resale of the common stock issuable on the exercise of the option to purchase 20,000 shares granted in 1997 in certain circumstances. The options to purchase 30,000 shares granted in 1999 vest one third per year after the anniversary date of the grant, are exercisable for a period of seven years after the date of vesting, and are exercisable by delivering common stock owned by the optionee for over six months or a promissory note on terms acceptable to the Board of Directors.

         In September 1997, the Company issued to one executive officer and director and one employee seven-year options to purchase 10,000 shares each at an exercise price of $7.25 per share. The options are currently fully vested. The Company has agreed to register issuance of the common stock issuable on exercise of these options in certain circumstances.

         The Company has granted to a consultant in Poland options to purchase 25,000 shares at $4.0625 per share on October 18, 2000, and at $2.44 per share on November 12, 2001. Each option vests one third per year after the date of grant and is exercisable for a period of seven years after the date of vesting. The options may be exercised by the delivery of a promissory note in a form satisfactory to the Board of Directors, by the delivery of common stock owned by the optionee for over six months, or in such other form as the Board of Directors may deem appropriate.


--------------------------------------------------------------------------------
             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         The Company has engaged Clay Newton to provide financial consulting services from time to time. During 2002, the Company paid Mr. Newton $6,210 for such services. Additionally in 2002, but prior to his appointment as a director, Mr. Newton was paid a consulting fee of $9,840 for conducting a pre-appointment review of the Company's accounting and reporting practices and policies. Although Mr. Newton resigned as a director on March 31, 2003, he is expected to continue to provide financial consulting services in 2003. Except for Mr. Newton's engagement as a consultant prior to his appoint as a director, the foregoing transactions were not the result of arm's length negotiations.


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

         1. Financial Statements. See the following beginning at page F-1:

                                                                           Page
                                                                          ------

             Report of Independent Accountants.........................     F-1
             Consolidated Balance Sheets as of December 31, 2002
               and 2001................................................     F-2
             Consolidated Statements of Operations for each of the
               Three Years Ended December 31, 2002, 2001 and 2000,
               respectively............................................     F-3
             Consolidated Statements of Cash Flows for each of the
               Three Years Ended December 31, 2002, 2001 and 2000,
               respectively............................................     F-5
             Consolidated Statements of Stockholders' Equity (Deficit)
               for each of the Three Years Ended December 31, 2002, 2001
               and 2000, respectively..................................     F-6
             Notes to the Consolidated Financial Statements............     F-7

         2. Supplemental Schedules. The Financial Statement schedules have been omitted because they are not applicable or the required information is otherwise included in the accompanying Financial Statements and the notes thereto.

         3. Exhibits. The following exhibits are included as part of this report:

            SEC
 Exhibit    Reference
 Number*      Number                               Title of Document                                  Location
----------  ----------- ------------------------------------------------------------------------- -----------------
 Item 3.                Articles of Incorporation and Bylaws
----------  ----------- ------------------------------------------------------------------------- -----------------
   3.01         3       Restated and Amended Articles of  Incorporation                           Incorporated by
                                                                                                  Reference(1)
   3.02         3       Bylaws                                                                    Incorporated by
                                                                                                  Reference(2)

Item 4.                 Instruments Defining the Rights of Security Holders
----------  ----------- ------------------------------------------------------------------------- -----------------
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

   4.04         4       Form of Designation of Rights, Privileges, and Preferences of 2003        Incorporated by
                          Series Convertible Preferred Stock                                      Reference(13)
   4.05         4       Specimen Stock Certificate for 2003 Series Convertible Preferred Stock    Incorporated by
                                                                                                  Reference(13)



            SEC
 Exhibit    Reference
 Number*      Number                               Title of Document                                  Location
----------  ----------- ------------------------------------------------------------------------- -----------------
Item 10.                Material Contracts
----------  ----------- ------------------------------------------------------------------------- -----------------
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

  10.59         10      Sales / Purchase Agreement Special Provisions between Plains Marketing    Incorporated by
                        Canada, L.P. and FX Drilling Company Inc. agreed April 29, 2002           Reference(13)
  10.60         10      Form of Non-Qualified Stock Option awarded August 14, 2002, with          Incorporated by
                        related schedule**                                                        Reference(13)
  10.61         10      Description of compensation arrangement with Thomas B. Lovejoy and        Incorporated by
                        outside directors**                                                       Reference(13)
  10.62         10      Agreement Regarding Cooperation within the Poznan Area (Fences II)        Incorporated by
                        entered into January 8, 2003, by and between Polskie Gornictwo Naftowe    Reference(13)
                        i Gazownictwo S.A. and FX Energy Poland Sp. z o.o.
  10.63         10      Settlement Agreement Regarding the Fences Area entered into January 8,    Incorporated by
                        2003, by and between Polskie Gornictwo Naftowe i Gazownictwo S.A. and     Reference(13)
                        FX Energy Poland Sp. z o.o.
  10.64         10      Farmout Agreement Entered into by and between FX Energy Poland            Incorporated by
                        Sp. z o.o. and CalEnergy Power (Polska) Sp. z o.o. Covering the "Fences   Reference(13)
                        Area" in the Foresudetic Monocline made as of January 9, 2003
  10.65         10      Letter Agreement between Rolls-Royce Power Ventures Limited and FX        Incorporated by
                        Energy, Inc. dated February 6, 2003                                       Reference(13)
  10.66         10      Amendment Agreement No. 1 to 9.5% Convertible Secured Note between FX     Incorporated by
                        Energy, Inc. and Rolls-Royce Power Ventures Limited dated March 10, 2003  Reference(13)


Item 21                 Subsidiaries of the Registrant
----------  ----------- ------------------------------------------------------------------------- -----------------
  21.01         21      Schedule of Subsidiaries                                                  Incorporated by
                                                                                                  Reference(9)

Item 23                 Consents of Experts and Counsel
----------  ----------- ------------------------------------------------------------------------- -----------------

  23.01         23      Consent of PricewaterhouseCoopers LLP, independent accountants            Attached
  23.02         23      Consent of Larry D. Krause, Petroleum Engineer                            Incorporated by
                                                                                                  Reference(13)
  23.03         23      Consent of Troy-Ikoda Limited, Petroleum Engineers                        Incorporated by
                                                                                                  Reference(13)

            SEC
 Exhibit    Reference
 Number*      Number                               Title of Document                               Location
----------  ----------- ------------------------------------------------------------------------- -----------------
Item 31                 Rule 13a-14(a)/15d14(a) Certifications
----------  ----------- ------------------------------------------------------------------------- -----------------
  31.01         31      Certification of Chief Executive Officer Pursuant to Rule 13a-14          Attached

  31.02         31      Certification of Chief Financial Officer Pursuant to Rule 13a-14          Attached

Item 32                 Section 1350 Certifications
----------  ----------- ------------------------------------------------------------------------- -----------------
  32.01         32      Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section    Attached
                        1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                        2002

  32.02         32      Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section    Attached
                        1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                        2002
----------  ----------- ------------------------------------------------------------------------- -----------------

---------------------------
* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit, but no longer required.
** Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit, as required by Item 15(a)(3) of Form 10-K.

(1) Incorporated by reference from the proxy statement respecting the 1997 annual meeting of stockholders.
(2) Incorporated by reference from the registration statement on Form SB-2, SEC File No. 33-88354-D.
(3)  Incorporated by reference from the report on Form 8-K dated April 4, 1997.
(4) Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 1996.
(5) Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended September 30, 1997.
(6) Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 1995.
(7) Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 1999.
(8) Incorporated by reference from the registration statement on Form S-1, SEC File No.333-05583.
(9) Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 1997.
(10) Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended March 31, 2000.
(11) Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 2000.
(12) Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2000.
(13) Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2002.


(b)      Reports on Form 8-K.

         During the quarter ended December 31, 2002, we filed the following item on Form 8-K:

                    Date of Event Reported             Item(s) Reported
                  ---------------------------  --------------------------------
                       October 28, 2002              Item 5. Other Events

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  October 8, 2003                FX ENERGY, INC. (Registrant)


                                       By: /s/ David N. Pierce
                                          -------------------------------------
                                          David N. Pierce
                                          President and Chief Executive Officer



Dated: October 8, 2003                     /s/ Thomas B. Lovejoy
                                          -------------------------------------
                                          Thomas B. Lovejoy
                                          Chief Financial Officer

                       [PricewaterhouseCoopers LLP Logo]



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

As explained in Notes 1 and 19 to the consolidated financial statements, the Company has restated its financial statements for the years ended December 31, 2002, 2001 and 2000.


/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
March 13, 2003, except for the last
sentence of Note 11 and Notes 18 and 19
for which the date is October 1, 2003

                                                FX ENERGY, INC. AND SUBSIDIARIES
                                                   Consolidated Balance Sheets
                                                As of December 31, 2002 and 2001


                                                                                                2002              2001
                                                                                          ---------------     --------------
ASSETS

Current assets:
    Cash and cash equivalents............................................................ $       705,012     $    3,157,427
    Receivables:
        Accrued oil sales................................................................         238,236            478,857
        Joint interest and other receivables.............................................          36,893             49,075
    Inventory............................................................................          84,262             87,260
    Other current assets.................................................................          95,726             95,004
                                                                                          ---------------     --------------
            Total current assets.........................................................       1,160,129          3,867,623
                                                                                          ---------------     --------------

Property and equipment, at cost:
    Oil and gas properties (successful efforts method):
        Proved...........................................................................       4,754,377          4,789,252
        Unproved.........................................................................         154,261            655,523
    Other property and equipment.........................................................       3,683,226          3,587,433
                                                                                          ---------------     --------------
        Gross property and equipment.....................................................       8,591,864          9,032,208
    Less accumulated depreciation, depletion and amortization............................      (4,685,487)        (4,090,293)
                                                                                          ---------------     --------------
            Net property and equipment...................................................       3,906,377          4,941,915
                                                                                          ---------------     --------------

Other assets:
    Certificates of deposit..............................................................         356,500            356,500
    Deposits.............................................................................          18,072              2,789
                                                                                          ---------------     --------------
            Total other assets...........................................................         374,572            359,289
                                                                                          ---------------     --------------

Total assets............................................................................. $     5,441,078     $    9,168,827
                                                                                          ===============     ==============



                                                           -Continued-

                         The accompanying notes are an integral part of these consolidated financial statements

                                                FX ENERGY, INC. AND SUBSIDIARIES
                                                   Consolidated Balance Sheets
                                                As of December 31, 2002 and 2001
                                                           -Continued-


                                                                                                2002              2001
                                                                                          ---------------     --------------
                                                                                                   (As Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable..................................................................... $       376,264     $      492,306
    Accrued liabilities..................................................................       4,933,393          2,816,561
    Note payable.........................................................................       5,000,000                 --
                                                                                          ---------------     --------------
            Total current liabilities....................................................      10,309,657          3,308,867

Long-term debt:
    Note payable.........................................................................              --          4,906,916
                                                                                          ---------------     --------------

            Total liabilities............................................................      10,309,657          8,215,783
                                                                                          ---------------     --------------

Commitments (Note 7)

Stockholders' equity (deficit):
    Preferred stock, $.001 par value, 5,000,000 shares authorized as of
        December 31, 2002 and 2001; no shares outstanding................................              --                 --
    Common stock, $.001 par value, 100,000,000 shares authorized as of December 31,
        2002 and 2001; 17,651,917 and 17,913,575 shares issued as of December 31, 2002
        and 2001, respectively...........................................................          17,652             17,914
    Treasury stock, at cost, 0 and 233,340 shares as of December 31, 2002 and
        2001, respectively...............................................................              --         (1,883,805)
    Deferred compensation from stock option modifications................................              --            (54,688)
    Additional paid in capital...........................................................      48,075,035         49,910,078
    Accumulated deficit..................................................................     (52,961,266)       (47,036,455)
                                                                                          ---------------     --------------
            Total stockholders' equity (deficit).........................................      (4,868,579)           953,044
                                                                                          ---------------     --------------
Total liabilities and stockholders' equity (deficit)..................................... $     5,441,078     $    9,168,827
                                                                                          ===============     ==============


                         The accompanying notes are an integral part of these consolidated financial statements

                                                                 F-3

                                                FX ENERGY, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Operations
                                      For the years ended December 31, 2002, 2001 and 2000


                                                                             2002               2001              2000
                                                                        ----------------  -----------------  ----------------
Revenues:                                                                                                     (As Restated)
    Oil and gas sales.................................................. $     2,208,916   $     2,229,064    $     2,520,779
    Oilfield services..................................................         533,438         1,583,811          1,290,055
                                                                        ---------------   ---------------    ---------------
        Total revenues.................................................       2,742,354         3,812,875          3,810,834
                                                                        ---------------   ---------------    ---------------

Operating costs and expenses:
    Lease operating expenses...........................................       1,365,454         1,358,304          1,348,399
    Geological and geophysical costs...................................       1,030,660         2,909,270          4,679,391
    Exploratory dry hole costs.........................................              --         3,051,334          2,034,206
    Impairment of oil and gas properties...............................       1,547,860           583,855            674,158
    Oilfield services costs............................................         539,783         1,300,713          1,084,129
    Depreciation, depletion and amortization...........................         617,937           661,644            385,807
    Amortization of deferred compensation (G&A)........................          54,688         1,077,547            652,489
    Apache Poland general and administrative costs.....................              --           575,303            956,936
    Other general and administrative costs (G&A).......................       2,440,528           882,985          2,654,430
                                                                        ---------------   ---------------    ---------------
        Total operating costs and expenses.............................       7,596,910        12,400,955         14,469,945
                                                                        ---------------   ---------------    ---------------

Operating loss.........................................................      (4,854,556)       (8,588,080)       (10,659,111)
                                                                        ---------------   ---------------    ---------------

Other income (expense):
    Interest and other income..........................................         118,961           542,824            416,721
    Interest expense...................................................      (1,189,216)         (330,816)            (2,422)
    Impairment of notes receivable.....................................              --           (34,060)                --
                                                                        ---------------   ---------------    ---------------
        Total other income (expense)...................................      (1,070,255)          177,948            414,299
                                                                        ---------------   ---------------    ---------------

Net loss..............................................................  $    (5,924,811)  $    (8,410,132)   $   (10,244,812)
                                                                        ===============   ===============    ===============

Basic and diluted net loss per share................................... $        (0.34)   $        (0.48)    $         (0.62)
                                                                        ===============   ===============    ===============

Basic and diluted weighted average number of shares
    Outstanding........................................................      17,641,335        17,672,684         16,435,436
                                                                        ===============   ===============    ===============


                         The accompanying notes are an integral part of these consolidated financial statements

                                                                  F-4

                                                FX ENERGY, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Cash Flows
                                      For the years ended December 31, 2002, 2001 and 2000


                                                                             2002               2001              2000
                                                                        ----------------  -----------------  ----------------
                                                                                                               (As Restated)
Cash flows from operating activities:
    Net loss........................................................... $    (5,924,811)  $    (8,410,132)    $  (10,244,812)
    Adjustments to reconcile net loss to net cash used in
      Operating activities:
            Depreciation, depletion and amortization...................         617,937           661,644            385,807
            Impairment of oil and gas properties.......................       1,547,860           583,855            674,158
            Impairment of notes receivable.............................              --            34,060                 --
            Accrued interest income from notes receivable..............              --           (14,820)                --
            Gain (loss) on property dispositions.......................              --           (28,864)                --
            Exploratory dry hole costs.................................              --         3,051,334          2,034,206
            Common stock and stock options issued for services.........          44,000            35,653             80,813
            Amortization of deferred compensation (G&A)................          54,688         1,077,547            652,489
    Increase (decrease) from changes in working capital items:
        Receivables....................................................         252,803          (101,280)            74,496
        Inventory......................................................           2,998               660            (21,559)
        Other current assets...........................................            (722)          (14,691)            45,693
        Accounts payable and accrued liabilities.......................       1,243,345          (122,696)           236,757
                                                                        ---------------   ---------------     --------------
            Net cash used in operating activities......................      (2,161,902)       (3,247,730)        (6,081,952)
                                                                        ---------------   ---------------     --------------

Cash flows from investing activities:
    Additions to oil and gas properties................................        (161,195)         (754,500)        (6,988,314)
    Additions to other property and equipment..........................        (118,535)         (245,414)          (812,340)
    Net change in other assets.........................................         (15,283)               --                 --
    Proceeds from sale of property interests...........................              --            44,040                 --
    Purchase of marketable debt securities.............................              --                --         (6,314,990)
    Proceeds from marketable debt securities...........................              --         1,281,993         10,282,000
                                                                        ---------------   ---------------     --------------
        Net cash provided by (used) in investing activities............        (295,013)          326,119         (3,833,644)
                                                                        ---------------   ---------------     --------------

Cash flows from financing activities:
    Proceeds from loan and gas purchase option agreement...............              --         5,000,000                 --
    Proceeds from issuance of common stock, net of offering costs......              --                --          9,272,453
    Proceeds from exercise of stock options and warrants...............           4,500                --            102,944
                                                                        ---------------   ---------------     --------------
        Net cash provided by financing activities......................           4,500         5,000,000          9,375,397
                                                                        ---------------   ---------------     --------------

Net increase or (decrease) in cash and cash equivalents................      (2,452,415)        2,078,389           (540,199)
Cash and cash equivalents at beginning of year.........................       3,157,427         1,079,038          1,619,237
                                                                        ---------------   ---------------     --------------
Cash and cash equivalents at end of year............................... $       705,012   $     3,157,427     $    1,079,038
                                                                        ===============   ===============     ==============


                         The accompanying notes are an integral part of these consolidated financial statements

                                                                  F-5

                                                FX ENERGY, INC. AND SUBSIDIARIES
                                    Consolidated Statement of Stockholders' Equity (Deficit)
                                      For the years ended December 31, 2002, 2001 and 2000


                                Common Stock                Notes and      Notes    Deferred    Additional
                            -------------------  Treasury    Interest   Receivable Compensation   Paid in  Accumulated      Total
                                      Par Value    Stock    Receivable  From Stock   from        Capital    Deficit    Stockholders'
                              Shares  $.001 Per     (As        from       Option  Stock Option     (As        (As          Equity
                              Issued    Share     Restated)  Officers    Exercise Modifications  Restated)  Restated)     (Deficit)
                            ----------- ------- ----------- ---------- ---------- ------------- ---------- ----------- -------------
Balance as of
 December 31, 1999..........14,849,003 $14,849 $(1,747,045)$(2,036,385)       --          -- $40,516,941  $(28,381,511)$  8,366,849
  Sale of common stock, net
   of offering costs........ 2,969,000   2,969         --           --        --          --   9,269,484            --    9,272,453
  Exercise of stock options
   and warrants.............   243,572      44         --           --        --          --     102,900            --      102,944
  Interest on notes
   receivable...............        --      --         --     (140,359)       --          --     140,359            --           --
  Expiration of variable
   stock option plan........        --      --         --    2,176,744        --          --  (2,176,744)           --           --
  Recourse note from stock
   option exercise..........    52,000      52         --           -- $(156,000)         --     155,948            --           --
  Deferred compensation
   from stock option
   modifications............        --      --         --           --        -- $(1,565,974)  1,565,974            --           --
  Amortization of deferred
   compensation.............        --      --         --           --        --     652,489          --            --      652,489
  Options issued for
   services.................        --      --         --           --        --          --      80,813            --       80,813
  Net loss for year.........        --      --         --           --        --          --          --   (10,244,812) (10,244,812)
                            ---------- ------- ----------- ----------- --------- ----------- -----------  ------------ ------------
Balance as of
 December 31, 2000..........17,913,575  17,914 (1,747,045)          --  (156,000)   (913,485) 49,655,675   (38,626,323)   8,230,736
  Interest on notes
   receivable...............        --      --         --           --   (14,820)         --          --            --      (14,820)
  Impairment of notes
   receivable...............        --      --         --           --    34,060          --          --            --       34,060
  52,000 shares tendered
   for payment of notes
   receivable and accrued
   interest.................        --      --   (136,760)          --   136,760          --          --            --           --
  Deferred compensation
   from stock option
   modifications............        --      --         --           --        --    (218,750)    218,750            --           --
  Amortization of deferred
   compensation.............        --      --         --           --        --   1,077,547          --            --    1,077,547
  Options issued for
   services.................        --      --         --           --        --          --      35,653            --       35,653
  Net loss for year.........        --      --         --           --        --          --          --    (8,410,132)  (8,410,132)
                            ---------- ------- ----------- ----------- --------- ----------- -----------  ------------ ------------
Balance as of
 December 31, 2001..........17,913,575  17,914 (1,883,805)          --        --     (54,688) 49,910,078   (47,036,455)     953,044
  Retirement of treasury
   stock....................  (285,340)   (285) 1,883,805           --        --          --  (1,883,520)           --           --
  Amortization of deferred
   compensation.............        --      --         --           --        --      54,688          --            --       54,688
  Common stock  issued for
   services.................    20,682      20         --           --        --          --      43,980            --       44,000
  Exercise of stock options.     3,000       3         --           --        --          --       4,497            --        4,500
  Net loss for year.........        --      --         --           --        --          --          --    (5,924,811)  (5,924,811)
                            ---------- ------- ----------- ----------- --------- ----------- -----------  ------------ ------------
Balance as of
 December 31, 2002..........17,651,917 $17,652 $       --  $        -- $      -- $        -- $48,075,035  $(52,961,266)$ (4,868,579)
                            ========== ======= =========== =========== ========= =========== ===========  ============ ============


                         The accompanying notes are an integral part of these consolidated financial statements.

                                                                   F-6

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements


Note 1:  Summary of Significant Accounting Policies

         Restatement

As further discussed in Note 19 to the consolidated financial statements, the Company has determined that certain adjustments are required to restate the consolidated financial statements for the years ended December 31, 2002, 2001 and 2000. All amounts in the accompanying footnotes have been adjusted for this restatement as appropriate.

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

         Concentration of Credit Risk

The majority of the Company's receivables are within the oil and gas industry, primarily from the purchasers of its oil and gas, fees generated from oilfield services and its industry partners. The receivables are not collateralized. To date, the Company has experienced minimal bad debts, and has no allowance for doubtful accounts at December 31, 2002 and 2001. The majority of the Company's cash and cash equivalents is held by three financial institutions in Utah, Montana and New York.

         Inventory

Inventory consists primarily of tubular goods and production related equipment and is valued at the lower of average cost or market.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -



         Oil and Gas Properties

The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether an individual well has found proved reserves. If it is determined that an exploratory well has not found proved reserves, or if the determination that proved reserves have been found cannot be made within one year, the costs of the well are expensed. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are not considered to be realizable. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties is provided on a property-by-property basis using the unit-of-production method. The computation of DD&A takes into consideration dismantlement, restoration and abandonment costs and the anticipated proceeds from equipment salvage. The estimated dismantlement, restoration and abandonment costs are expected to be substantially offset by the estimated residual value of lease and well equipment. Effective January 1, 2003 under SFAS 143, the carrying amount of assets will be increased by their respective retirement obligations. An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the related fair value determined on a property-by-property basis. Gains and losses are recognized on sales of entire interests in proved and unproved properties. Sales of partial interests are generally treated as a recovery of costs and any resulting gain or loss is recorded as other income.

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

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation, is summarized as follows:

                                                                                    December 31,            Estimated
                                                                             ----------------------------  Useful Life
                                                                                 2002           2001        (in years)
                                                                             -------------  -------------  -------------
                                                                                   (In thousands)
         Other property and equipment:
             Oilfield servicing equipment................................... $      2,824   $     2,730          6
             Trucks.........................................................          262           262          5
             Building.......................................................           96            96          40
             Office equipment and furniture.................................          501           499        3 to 6
                                                                             ------------   -----------
             Total cost                                                             3,863         3,587
                                                                             ============   ===========
             Accumulated depreciation                                              (2,819)       (2,502)
                                                                             ============   ===========
                 Net property and equipment................................. $        864   $     1,085
                                                                             ============   ===========


                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -


         Supplemental Disclosure of Cash Flow Information

Non-cash investing and financing transactions not reflected in the consolidated statements of cash flows include the following:
                                                                                           Year Ended December 31,
                                                                                     ----------------------------------
                                                                                       2002         2001        2000
                                                                                     ----------  ----------  ----------
                                                                                           (In thousands) (As Restated)
         Non-cash investing transactions:
             Additions to properties included in current liabilities................ $      851  $      999  $       --
             Non-cash consideration received from the sale of equipment.............         --          --          23
                                                                                     ----------  ----------  ----------
                 Total.............................................................. $      851  $      999  $       23
                                                                                     ==========  ==========  ==========
         Non-cash financing transactions:
             Shares tendered for payment of notes receivable and accrued interest... $       --  $      137  $    1,838
                                                                                     ----------  ----------  ----------
             Recourse note receivable from stock option exercise....................         --          --         156
                                                                                     ----------  ----------  ----------
                 Total.............................................................. $       --  $      137  $    1,994
                                                                                     ==========  ==========  ==========

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

                                                                                 2002           2001           2000
                                                                             -------------  -------------  -------------
                                                                              (In thousands, except per share amounts)
                                                                                                           (As Restated)
         Net loss:
         Net loss, as reported.............................................. $    (5,925)    $    (8,410)  $    (10,245)
         Add: stock-based employee compensation expense included in
           reported net loss, net of related tax effects....................          55           1,078            652
         Less: Total stock-based employee compensation expense
           determined under the fair value based method for all awards,
           net of related tax effects                                             (1,125)         (1,515)        (1,890)
                                                                             -----------     -----------   ------------
              Pro forma net loss............................................ $    (6,995)    $    (8,847)  $    (11,483)
                                                                             ===========     ===========   ============
         Basic and diluted net loss per share:
              As reported................................................... $     (0.34)    $     (0.48)  $      (0.62)
              Pro forma.....................................................       (0.40)          (0.50)         (0.70)

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

Outstanding options and warrants as of December 31, 2002, 2001 and 2000 were as follows:

                                                    Options and
                                                     Warrants      Price Range
                                                   ------------ ----------------
         Balance sheet date:
           December 31, 2002.......................  5,544,017   $1.50 - $10.25
           December 31, 2001.......................  5,785,585   $1.50 - $10.25
           December 31, 2000.......................  4,572,917   $1.50 - $10.25

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

Subsequent to December 31, 2002, the Company has amended its loan agreement with RRPV (see Note 6) and raised approximately $5.6 million through the sale of its convertible preferred stock (see Note 17). In addition, the Company entered into a Farmout Agreement with CalEnergy Gas whereby CalEnergy Gas has the right, but not the obligation, to earn a 24.5% interest (50% of the Company's interest) in the Fences I project area by spending a total of $10.6 million, including the cost to drill two wells plus certain cash payments to the Company, all to be completed by December 15, 2003. CalEnergy Gas also has the right to terminate participation after each of the first two wells. However, if CalEnergy Gas completes all the earning requirements, the work performed and payments will exceed the Company's remaining obligations to POGC to complete its earning requirements in the Fences I project area.

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

Note 5:  Accrued Liabilities

The Company's accrued liabilities as of December 31, 2002 and 2001 were comprised of the following:

                                                         December 31,
                                                  ----------------------------
                                                      2002           2001
                                                  -------------  -------------
                                                          (In thousands)
         Accrued liabilities:
             Exploratory dry hole costs.........  $        880   $        880
             Drilling costs.....................           433             --
             Seismic costs......................         1,859          1,798
             Pipeline costs.....................           502             --
             Interest payable, POGC.............           704             --
             Interest payable, RRPV.............           392             --
             Other costs........................           163            139
                                                  ------------   ------------
                 Total..........................  $      4,933   $      2,817
                                                  =============  =============

Note 6:  Notes Payable

On March 9, 2001, the Company signed a $5.0 million, 9.5% loan agreement and gas purchase option agreement with RRPV. The proceeds from the loan were used for exploration and development of additional gas reserves in Poland. The loan was interest free for the first year. In consideration for the loan and not charging interest for the first year, the Company granted RRPV an option to purchase up to 17 Mmcf of gas per day from the Company's properties in Poland, subject to availability, exercisable on or before March 9, 2002. The option to purchase gas from the Company's Polish properties was not exercised by RRPV. In accordance with the loan agreement, the entire principal amount plus accrued interest is due on or before March 9, 2003, unless RRPV elects to convert the loan to restricted common stock at $5.00 per share, the market value of the Company's common stock at the time the terms with RRPV were finalized, on or before March 9, 2003. As collateral for the loan, the Company granted RRPV a lien on most of the Company's Polish property interests.

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

The loan amendment contains other terms and conditions, including an increase in the interest rate on the note from 9.5% to 12% per annum effective March 9, 2003, an extension of the conversion period until December 31, 2003, with the conversion price being changed from $5.00 per share to $3.42 per share, the market price of the Company's stock when RRPV agreed to extend the payment date, and an extension fee payment of $100,000. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," no charge to income will be recorded as a result of the reduction in conversion price as the new conversion price does not result in any intrinsic value.

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

During 2002, the Company reaffirmed its intent to fulfill its $16 million commitment with POGC. In connection with this agreement, the Company agreed to recognize and pay at a future date an additional $2,306,627 of costs related to prior exploration activities in the Fences I area to POGC, $1,602,902 of which will be credited towards the $16 million commitment. The $2,306,627 is recorded as an accrued liability, net of accounts receivable from POGC, at December 31, 2002. The 2002 amount includes $703,725 in interest costs related to the Company's prior liabilities to POGC, $432,875 in drilling costs, $417,653 in seismic costs, $502,244 in pipeline costs, and $250,130 related to foreign exchange adjustments. As part of its future payment, the Company agreed to assign in 2003 all of its right to the Kleka well, including the amounts recorded as accounts receivable for Kleka gas sales. Accordingly, at December 31, 2002, the Company's account receivable from POGC in the amount of $606,986 was offset against the POGC liability. The Company further agreed to begin accruing interest on the past due amount to POGC. The interest rate in effect at December 31, 2002 was 12.8%. The interest rate changed on January 1, 2003, to 10.4%.

         Apache Exploration Program

The Apache Exploration Program ("AEP") consists of various agreements signed between the Company and Apache Corporation ("Apache") during 1997 through 2001. Apache Poland general and administrative ("G&A") costs consist of the Company's share of direct overhead costs incurred by Apache in Poland in accordance with the terms of the AEP. Apache Poland G&A costs were $0, $575,000 and $957,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The initial primary terms of the Apache Exploration Program included a commitment by Apache to cover the Company's share of costs to drill ten exploratory wells, to acquire 2,000 kilometers of 2-D seismic and cover the Company's share of other specified costs to earn a fifty-percent interest in the Company's Lublin Basin and Carpathian project areas. As of December 31, 2000, Apache had completed all of its requirements under the terms of the Apache Exploration Program.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -


Note 8:  Income Taxes

The Company recognized no income tax benefit from the losses generated during 2002, 2001 and 2000. The components of the net deferred tax asset as of December 31, 2002 and 2001 are as follows:

                                                                                                   December 31,
                                                                                            ----------------------------
                                                                                                2002           2001
                                                                                            -------------  -------------
                                                                                                   (In thousands)
         Deferred tax liability:
             Property and equipment basis differences...................................... $       (370)  $       (349)
         Deferred tax asset:
             Net operating loss carryforwards:
                 United States.............................................................       12,475         12,174
                 Poland....................................................................        4,224          3,893
             Oil and gas properties........................................................        1,795          1,218
             Options issued for services...................................................          610            143
             Other.........................................................................           10             10
             Valuation allowance...........................................................      (18,744)       (17,089)
                                                                                            ------------   ------------
                 Total..................................................................... $         --   $         --
                                                                                            ============   ============
The change in the valuation allowance during 2002, 2001 and 2000 is as follows:

                                                                                       Year Ended December 31,
                                                                             ---------------------------------------------
                                                                                 2002           2001            2000
                                                                             -------------  -------------  ---------------
                                                                                            (In thousands)
                                                                                              (Restated)      (Restated)
          Valuation allowance:
             Balance, beginning of year..................................... $   (17,089)    $   (15,590)  $    (12,600)
             Decrease due to property and equipment basis differences.......        (577)            136            109
             Increase due to net operating loss.............................        (632)         (1,956)        (2,931)
             Other..........................................................        (446)            321           (168)
                                                                             -----------     -----------   ------------
                 Total...................................................... $   (18,744)    $   (17,089)  $    (15,590)
                                                                             ===========     ===========   ============

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

The domestic and foreign components of our net loss are as follows:

                                                                                      Year Ended December 31,
                                                                             -------------------------------------------
                                                                                 2002           2001           2000
                                                                             -------------  -------------  -------------
                                                                                    (In thousands)        (As Restated)
             Domestic....................................................... $     (3,570)  $     (1,585)  $     (3,697)
             Foreign........................................................       (2,355)        (6,825)        (6,548)
                                                                             ------------   ------------   ------------
                 Total...................................................... $     (5,925)  $     (8,410)  $    (10,245)
                                                                             ============   ============   ============

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

The following table summarizes information about fixed stock options outstanding as of December 31, 2002:

                                                     Outstanding                                 Exercisable
                                ------------------------------------------------------  -------------------------------
                                                  Weighted Average
                                  Number of           Remaining           Weighted        Number of        Weighted
                Exercise           Options        Contractual Life        Average          Options         Average
              Price Range        Outstanding         (in years)        Exercise Price    Exercisable    Exercise Price
         --------------------------------------  --------------------  ---------------  --------------  ---------------
         $1.50 - $3.00.........     2,155,750           3.70           $                    1,284,923   $
                                                                                 2.72                            2.93
         $4.06 - $6.75.........     1,288,100           3.68                     5.37       1,130,777            5.55
         $7.25 - $10.25........     1,100,167           1.87                     8.51       1,100,167            8.51
                                ---------------  --------------------  ---------------  --------------  ---------------
                Total..........     4,544,017           3.25           $         4.87       3,515,867   $        5.52
                                ===============  ====================  ===============  ==============  ===============

The above table excludes shares that would be issued to RRPV should they exercise the option to convert their debt to 1,000,000 shares of stock as described in Note 6.

         Warrants

The following table summarizes changes in outstanding and exercisable warrants during 2002, 2001 and 2000:

                                             2002                         2001                         2000
                                  ---------------------------  ---------------------------- ---------------------------
                                   Number of       Price        Number of       Price        Number of       Price
                                    Shares         Range          Shares        Range         Shares         Range
                                  ------------ --------------  ------------ --------------- ------------ --------------
          Warrants outstanding:
              Beginning of year...   100,000   $      3.00         250,000  $3.00 - $6.90      270,572   $1.65 - $6.90
          Exercised...............        --            --              --             --      (20,572)           1.65

              Expired.............  (100,000)  $      3.00        (150,000) $        6.90           --              --
                                  ------------                 -------------                ------------
                  End of year.....        --   $        --         100,000  $        3.00      250,000   $3.00 - $6.90
                                  ============                 =============                ============

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

         Note Receivable from Stock Option Exercises

On November 8, 2000, a former employee exercised an option to purchase 52,000 shares of the Company's common stock at a price of $3.00 per share. The former employee elected to pay for the cost of the exercise by signing a full recourse promissory note with the Company for $156,000. Terms of the note receivable included a three-year term with annual principal payments of $52,000 plus interest accrued at 9.5%. On November 8, 2001, the former employee surrendered 52,000 shares of the Company's common stock in return for cancellation of the note receivable. The Company recorded a loss of $34,060 on the transaction and the acquisition of 52,000 shares of common stock as treasury stock at a price of $2.63 per share, the closing price of the Company's stock on November 8, 2001.

Note 11:  Related Party Transactions

         Notes Receivable from Officers

On February 17, 1998, two of the Company's officers exercised options to purchase 300,000 shares of the Company's common stock at $1.50 per share that were scheduled to expire on May 6, 1998. The officers paid for the cost of exercising the options by utilizing a contractual bonus of $100,000 each issued to them during 1997 and signing a full recourse note payable to the Company for $125,000 each with interest accrued at 7.7%. On April 10, 1998, in consideration of the agreement of the two officers to not sell the Company's common stock in market transactions, the Company agreed to advance the officers, on a non-recourse basis, additional funds to cover their tax liabilities and other considerations. As of December 31, 1999, the officers had been advanced a total amount of $1,837,920. On December 28, 2000, the officers surrendered the collateralized shares to the Company in return for the cancellation of the notes receivable from officers and the Company cancelled the notes receivable with a corresponding reduction in additional paid-in capital (See Note 19).

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

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -


Information on the Company's operations by business segment for 2002, 2001 and 2000 is summarized as follows:

                                                                                                2002
                                                                             -------------------------------------------
                                                                                              Oilfield
                                                                                 E&P          Services        Total
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
         Operations summary:
             Revenues(1).................................................... $      2,209   $       533    $      2,742
             Cash operating costs...........................................       (2,396)         (540)         (2,936)
             Non-cash operating costs.......................................       (1,545)           --          (1,545)
                                                                             ------------   -----------    ------------
                 Operating income or (loss) before DD&A expense.............       (1,732)           (7)         (1,739)
              DD&A expense..................................................         (281)         (310)           (591)
                                                                             ------------   -----------    ------------
              Operating loss................................................ $     (2,013)  $      (317)   $     (2,330)
                                                                             ============   ===========    ============
         Identifiable net property and equipment:
             Unproved properties -  Poland.................................. $        146   $        --    $        146
             Unproved properties - Domestic.................................            8            --               8
             Proved properties - Poland.....................................        1,931            --           1,931
             Proved properties - Domestic...................................          957            --             957
             Equipment and other............................................           --           791             791
                                                                             ------------   -----------    ------------
                 Total...................................................... $      3,042   $       791    $      3,833
                                                                             ============   ===========    ============

         Net Capital Expenditures:

             Property and equipment(2)                                       $      1,012   $       116    $      1,128
                                                                             ------------   -----------    ------------

                 Total...................................................... $      1,012   $       116    $      1,128
                                                                             ============   ===========    ============
---------------------
(1)      E&P revenues include $1,924,000 generated in the United States and
         $285,000 generated in Poland.
(2)      E&P includes $418,000 of pipeline costs, $586,000 of proved property additions and $8,000 of unproved property additions.

                                                                                                2001
                                                                             -------------------------------------------
                                                                                              Oilfield
                                                                                 E&P          Services        Total
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
         Operations summary:
             Revenues (1)...................................................  $     2,229)  $     1,584    $      3,813
             Cash operating costs...........................................       (5,751)       (1,300)         (7,051)
             Non-cash operating costs (2)...................................       (2,727)           --          (2,727)
                                                                              -----------   -----------    ------------
                 Operating income or (loss) before DD&A expense.............       (6,249)          284          (5,965)
              DD&A expense..................................................         (322)         (308)           (630)
                                                                              -----------   -----------    ------------

              Operating loss................................................  $    (6,571)  $       (24)   $     (6,595)
                                                                              ===========   ===========    ============

         Identifiable net property and equipment:
             Unproved properties -  Poland..................................  $       648   $        --    $        648
             Unproved properties - Domestic.................................            8            --               8
             Proved properties - Poland.....................................        2,324            --           2,324
             Proved properties - Domestic...................................          877            --             877
             Equipment and other............................................           --           985             985
                                                                              -----------   -----------    ------------
                 Total......................................................  $     3,857   $       985    $      4,842
                                                                              ===========   ===========    ============
         Net Capital Expenditures:
             Property and equipment(3)......................................  $     1,745   $       248    $      1,993
                                                                              -----------   -----------    ------------
                 Total......................................................  $     1,745   $       248    $      1,993
                                                                              ===========   ===========    ============

----------------------
(1) E&P revenues include $1,815,000 generated in the United States and $414,000 generated in Poland.
(2) E&P includes accrued exploratory dry hole costs of $880,000, accrued 3-D seismic costs of $1,799,000, stock options issued for services valued at $36,000, a $572,000 credit pertaining to reversing accrued compensation and an impairment charge of $584,000 for unproved Polish properties.
(3) E&P includes a $894,000 of exploratory dry hole costs, $320,000 of proved property additions and $531,000 of unproved property additions.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -

                                                                                                2000
                                                                             -------------------------------------------
                                                                                              Oilfield
                                                                                 E&P          Services        Total
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
         Operations summary:
             Revenues........................................................$     2,521    $     1,290     $    3,811
             Cash operating costs............................................     (8,710)        (1,084)        (9,794)
             Non-cash operating costs (1)....................................       (983)            --           (983)
                                                                             -----------    -----------     ----------
                 Operating income or (loss) before DD&A expense..............     (7,172)           206         (6,966)
             DD&A expense....................................................        (73)          (247)          (320)
                                                                             -----------    -----------     ----------
             Operating loss..................................................$    (7,245)   $       (41)    $   (7,286)
                                                                             ===========    ===========     ==========

         Identifiable net property and equipment:
             Unproved properties -  Poland (2)...............................$     3,014    $        --     $    3,014
             Unproved properties - Domestic..................................         18             --             18
             Proved properties - Poland......................................      2,429             --          2,429
             Proved properties - Domestic....................................        623             --            623
             Equipment and other.............................................         --          1,045          1,045
                                                                             -----------    -----------     ----------
                 Total.......................................................$     6,084    $     1,045     $    7,129
                                                                             ===========    ===========     ==========
         Net Capital expenditures:
             Property and equipment (3)......................................$     6,988    $       780     $    7,768
                                                                             -----------    -----------     ----------
                 Total.......................................................$     6,988    $       780     $    7,768
                                                                             ===========    ===========     ==========

--------------------
(1) E&P includes stock options valued at $81,000 issued to a Polish citizen for consulting services, accrued bonuses of $228,000 and a non-producing property impairment of $674,000.
(2) E&P includes $2,157,000 relating to the Mieszkow 1, which was in the process of being drilled as of December 31, 2000 and was subsequently determined to be an exploratory dry hole during 2001.
(3) E&P includes $2,034,000 of costs that were reclassed to exploratory dry hole expense, $2,631,000 of proved property additions and $2,323,000 of unproved property additions.

A reconciliation of the segment information to the consolidated totals for 2002, 2001 and 2000 follows:

                                                                                 2002           2001           2000
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
         Revenues:
           Reportable segments...............................................$      2,742   $      3,813   $      3,811

           Non-reportable segments...........................................          --             --             --
                                                                             ------------   ------------   ------------
            Total revenues...................................................$      2,742   $      3,813   $      3,811
                                                                             ============   ============   ============
         Operating loss:
           Reportable segments...............................................$     (2,333)   $    (6,595)   $    (7,286)
           Expense or (revenue) adjustments:
             Corporate DD&A expense..........................................         (27)           (32)           (66)
             Amortization of deferred compensation (G&A).....................         (55)        (1,078)          (652)
             General and administrative expenses.............................      (2,440)          (883)        (2,654)
             Other...........................................................          --             --             (1)
                                                                             ------------   ------------   ------------
               Total net operating loss......................................$     (4,855)  $     (8,588)  $    (10,659)
                                                                             ============   ============   ============
         Net property and equipment:
           Reportable segments...............................................$      3,833   $      4,842   $      7,129
           Corporate assets..................................................          73            100            126
                                                                             ------------   ------------   ------------
            Net property and equipment.......................................$      3,906   $      4,942   $      7,255
                                                                             ============   ============   ============
         Property and equipment capital expenditures:
           Reportable segments...............................................$      1,128   $      1,993   $      7,768
           Corporate assets..................................................           2              6             33
                                                                             ------------   ------------   ------------
            Net property and equipment capital expenditures..................$      1,130   $      1,999   $      7,801
                                                                             ============   ============   ============


                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -


Note 14:  Disclosure about Oil and Gas Properties and Producing Activities (unaudited)

         Capitalized Oil and Gas Property Costs

Capitalized costs relating to oil and gas exploration and production activities as of December 31, 2002 and 2001 are summarized as follows:


                                                                         United States       Poland           Total
                                                                        --------------- ---------------  ---------------
                                                                                        (In thousands)
         December 31, 2002:
             Proved properties......................................... $       2,360   $       2,394    $        4,754
             Unproved properties.......................................             8             146               154
                                                                        -------------   -------------    --------------
               Total gross properties..................................         2,368           2,540             4,908
             Less accumulated depreciation, depletion and amortization.        (1,404)           (462)           (1,866)
                                                                        -------------   -------------    --------------

                    Total.............................................. $         964   $       2,078    $        3,042
                                                                        =============   =============    ==============

         December 31, 2001:
             Proved properties......................................... $       2,208   $       2,581    $        4,789
             Unproved properties.......................................             8             648               656
                                                                        --------------- ---------------  ---------------
               Total gross properties..................................         2,216           3,229             5,445
             Less accumulated depreciation, depletion and amortization.        (1,331)           (257)           (1,588)
                                                                        -------------   -------------    --------------
                    Total.............................................. $         885   $       2,972    $        3,857
                                                                        =============   =============    ==============

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

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -


         Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities during 2002, 2001 and 2000, whether capitalized or expensed, are summarized as follows:

                                                                        United States       Poland           Total
                                                                        -------------   -------------    --------------
                                                                                        (In thousands)
         Year ended December 31, 2002:
             Acquisition of properties:
                 Proved..............................................   $          --   $          --    $           --
                 Unproved............................................              --               8                 8
             Exploration costs.......................................              --           1,031             1,031
             Development costs.......................................             153             851             1,004
                                                                        -------------   -------------    --------------
                 Total...............................................   $         153   $       1,890    $        2,043
                                                                        =============   =============    ==============

         Year ended December 31, 2001:
             Acquisition of properties:
                 Proved..............................................   $          --   $          --    $           --
                 Unproved............................................              --             525               525
             Exploration costs.......................................              --           6,542             6,542
             Development costs.......................................             319               2               321
                                                                        -------------   -------------    --------------
                 Total...............................................   $         319   $       7,069    $        7,388
                                                                        =============   =============    ==============

         Year ended December 31, 2000:
             Acquisition of properties:
                 Proved..............................................   $          --   $          --    $           --
                 Unproved............................................              --              21                21
             Exploration costs (1)...................................             692          11,200            11,892
             Development costs.......................................             202              --               202
                                                                        -------------   -------------    --------------
                 Total...............................................   $         894   $      11,221    $       12,115
                                                                        =============   =============    ==============
-------------------
(1)      Includes $2,429,000 relating to the Kleka 11, which was categorized as proved property as of December 31, 2000.

         Impairment of Oil and Gas Properties

o The Company has recorded impairment charges in its E&P segment related to oil and gas properties as follows:
                                                            2002             2001              2000
                                                          ---------        -------           -------
                 Proved...........................        1,038,362             --                --
                 Unproved.........................          509,498        583,855           674,158
                                                          ---------        -------           -------
                   Total..........................        1,547,860        583,855           674,158
                                                          =========        =======           =======

         Exploratory dry hole costs

During 2001, for financial reporting purposes, the Company classified the Mieszkow 1 as an exploratory dry hole, and recorded exploratory dry hole costs of $3,051,871, including cash expenditures of $2,171,750 and accrued costs of $880,121. During 2000, the Company recorded exploratory dry hole costs of $1,060,589 for the Wilga 3 well and $973,617 for the Wilga 4 well.

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

                                                                  Crude Oil                       Natural Gas
                                                       -------------------------------- --------------------------------
                                                       United States        Poland      United States        Poland
                                                       ---------------  --------------- ---------------  ---------------
                                                        (in thousand barrels of oil)      (In millions of cubic feet)
         Proved Developed Reserves:
           December 31, 2002................................   1,015               --              --             1,374
           December 31, 2001................................   1,075               --              --             2,167
           December 31, 2000................................   1,161               --              --                --
The following unaudited summary of proved developed and undeveloped reserve quantity information represents estimates only and should not be construed as exact:

                                                                  Crude Oil                       Natural Gas
                                                       -------------------------------- --------------------------------
                                                       United States        Poland      United States        Poland
                                                       ---------------  --------------- ---------------  ---------------
                                                        (in thousand barrels of oil)      (In millions of cubic feet)
         December 31, 2002:
             Beginning of year.......................         1,100               114              --            5,010
             Extensions or discoveries...............            --                --              --               --
             Revisions of previous estimates.........            33                --              --             (620)
             Production..............................           (91)               --              --             (180)
                                                       ---------------  --------------- ---------------  ---------------

                 End of year.........................         1,042               114              --            4,210
                                                       ===============  =============== ===============  ===============
         December 31, 2001:
             Beginning of year.......................         1,220                --              --            2,381
             Extensions or discoveries...............            --               114              --            2,844
             Revisions of previous estimates.........           (26)               --              --               35
             Production..............................           (94)               --              --             (250)
                                                       ---------------  --------------- ---------------  ---------------
                 End of year.........................         1,100               114              --            5,010
                                                       ===============  =============== ===============  ===============
         December 31, 2000:
             Beginning of year.......................         1,080                --              --               --
             Extensions and discoveries..............            --                --              --            2,381
             Revisions of previous estimates.........           236                --              --               --
             Production..............................           (96)               --              --               --
                                                       ===============  =============== ===============  ===============
                 End of year.........................         1,220                --              --            2,381
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

The components of SMOG are detailed below:

                                                                        United States       Poland           Total
                                                                        --------------- ---------------  ---------------
                                                                                        (In thousands)
         December 31, 2002:
             Future cash flows........................................  $      26,049   $      10,964    $      37,013
             Future production costs..................................        (16,254)           (455)         (16,709)
             Future development costs.................................           (115)         (1,800)          (1,915)
             Future income tax expense................................             --              --               --
                                                                        --------------- ---------------  ---------------
             Future net cash flows....................................          9,680           8,709           18,389
             10% annual discount for estimated timing of cash flows...         (4,300)         (3,869)          (8,169)
                                                                        --------------- ---------------  ---------------
             Discounted net future cash flows.........................  $        5,380  $       4,840    $      10,220
                                                                        =============== ===============  ===============
         December 31, 2001:
             Future cash flows........................................  $      13,922   $       7,749    $      21,671
             Future production costs..................................         (9,464)           (425)          (9,889)
             Future development costs.................................            (73)         (1,390)          (1,463)
             Future income tax expense................................             --              --               --
                                                                        --------------- ---------------  ---------------
             Future net cash flows....................................          4,385           5,934           10,319
             10% annual discount for estimated timing of cash flows...         (2,213)         (2,520)          (4,733)
                                                                        --------------- ---------------  ---------------
                                                                        --------------- ---------------  ---------------
             Discounted net future cash flows.........................  $        2,172  $       3,414    $        5,586
                                                                        =============== ===============  ===============
         December 31, 2000:
             Future cash flows........................................  $      26,025   $       3,532    $      29,557
             Future production costs..................................        (16,216)           (476)         (16,692)
             Future development costs.................................           (195)             --             (195)
             Future income tax expense................................             --              --               --
                                                                        --------------- ---------------  ---------------
             Future net cash flows....................................          9,614           3,056           12,670
             10% annual discount for estimated timing of cash flows...         (4,705)           (545)          (5,250)
                                                                        --------------- ---------------  ---------------
                                                                        --------------- ---------------  ---------------
             Discounted net future cash flows.........................  $       4,909   $       2,511    $        7,420
                                                                        =============== ===============  ===============

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -

The principal sources of changes in SMOG are detailed below:

                                                                                      Year Ended December 31,
                                                                             -------------------------------------------
                                                                                 2002           2001           2000
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
         SMOG sources:
             Balance, beginning of year..............................         $    5,586    $     7,420    $      5,460
             Sale of oil and gas produced, net of production costs...               (843)          (871)         (1,172)
             Net changes in prices and production costs..............              4,890         (2,241)           (159)
             Extensions and discoveries, net of future costs.........                 --          1,330           2,511
             Changes in estimated future development costs...........               (251)          (686)            (53)
             Previously estimated development costs incurred during
                 the year............................................                586            321             202
             Revisions in previous quantity estimates................                270             59             (31)
             Accretion of discount...................................                559            742             546
             Net change in income taxes..............................                 --             --              --
             Changes in rates of production and other................               (577)          (488)            116
                                                                              ----------    -----------    ------------
                 Balance, end of year................................         $   10,220    $     5,586    $      7,420
                                                                              ==========    ===========    ============

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

The net proceeds from the offering, plus the Company's available cash, were used to reduce the obligation to RRPV, fund ongoing geological and geophysical costs in Poland, and to support ongoing prospect marketing and general and administrative costs.

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

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -


Note 18: Interests Held Under Oil and Gas Leases

Statement of Financial Accounting Standards No. 141, Business Combinations (FAS
141) and Statement of Financial Accounting Standards, No. 142, Goodwill and Intangible Assets (FAS 142) were issued by the Financial Accounting Standards Board (FASB) in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Additionally, FAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. FAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under FAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. One interpretation being considered relative to these standards is that oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds should be classified separately from oil and gas properties, as intangible assets on our balance sheets. In addition, the disclosures required by FAS 141 and 142 relative to intangibles would be included in the notes to financial statements. Historically, we, like many other oil and gas companies, have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after FAS 141 and 142 became effective.

This interpretation of FAS 141 and 142 described above would only affect our balance sheet classification of oil and gas leaseholds. Our results of operations and cash flows would not be affected, since these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with accounting rules for oil and gas companies provided in Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (FAS 19).

At December 31, 2002, we had undeveloped leaseholds of approximately $147,000 that would be classified under that interpretation on our balance sheet as "intangible undeveloped leasehold" and developed leaseholds of an estimated $7,000 that would be classified under that interpretation as "intangible developed leaseholds" if we applied the interpretation currently being considered.

We will continue to classify our oil and gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and gas properties until further interpretive guidance is provided.

Note 19:  Restatement

In October 2003, the Company determined that it needed to revise its previous accounting treatment for certain loans made to officers in 1998. These loans were made to facilitate the exercise of stock options by these officers and were collateralized by 233,340 shares of Company stock. The Company previously accounted for these loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and recognized impairment charges in 1999 and 2000 based on the market value of the collateral shares. The Company also recognized interest income on the loans. In December 2000, the officers transferred the collateral shares to the Company in payment of the loans and accrued interest, and the adjusted loan balance was recorded by the Company as treasury stock. The Company has determined that the officer loans should have been accounted for as a deemed purchase of treasury stock and the granting of a variable stock option in accordance with EITF 95-16, "Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25." Under variable stock option accounting, the Company would have recognized increases or decreases in compensation expense based on the market value of the Company's stock. In addition, the Company would not have recorded interest income on the loans or impairment charges related to the loans. Because a portion of the shares deemed to have been purchased were acquired through the exercise of stock options and had not been owned for at least six months, the Company also would have recorded a compensation charge of $90,000 related to those shares, reflecting the difference between the purchase price and the original option exercise price for those shares.

Overall, the adjustments recorded to reflect the revised accounting described above decreased the net loss for the year ended December 31, 2000, by $597,818 (composed of the reversal of the impairment charge of $738,177 offset by the reversal of interest income of $140,359), or $0.04 per share. The adjustments also reduced the accumulated deficit at December 31, 2000, by $973,990 (composed of the aforementioned $597,818, plus the reversal of impairment charges of $665,512, offset by a previously unrecorded compensation charge of $90,875 and the reversal of interest income of $198,465, all associated with prior years) and increased the cost basis of treasury stock by the same amount. This treasury stock was retired against additional paid-in-capital in August 2002.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 - Continued -


The following sets forth the effects of the revision made to the Company's consolidated statements of operations for the year ended December 31, 2000, and the consolidated balance sheets at December 31, 2002 and 2001. These revisions had no effect on the Company's net cash used in operating activities, net cash provided by (used in) investing activities or net cash provided by financing activities for the year ended December 31, 2000.

        Year ended December 31, 2000
        Consolidated Statements of Operations
                                                                       ---------------       ----------------
                                                                          As Reported           As Restated
                                                                       ---------------       ----------------
        Revenues                                                       $     3,810,834       $      3,810,834
        Operating expenses                                                  14,469,945             14,469,945
                                                                       ---------------       ----------------
        Operating loss                                                     (10,659,111)           (10,659,111)
        Other income (expense)
            Interest income                                                    557,080                416,721
            Interest expense                                                    (2,422)                (2,422)
            Impairment of notes receivable from officers                      (738,177)                     -
                                                                       ---------------       ----------------
                Total other income (expense)                                  (183,519)               414,299
                                                                       ---------------       ----------------
        Net loss                                                       $   (10,842,630)      $    (10,244,812)
                                                                       ===============       ================
        Basic and diluted net loss per share                           $         (0.66)      $          (0.62)
                                                                       ===============       ================


        December 31, 2001
        Stockholders' equity
                                                                           As Reported          As Restated
                                                                       ---------------       ----------------
        Common stock                                                   $        17,914       $         17,914
        Treasury stock                                                        (909,815)            (1,883,805)
        Deferred compensation from stock option exercise                       (54,688)               (54,688)
        Additional paid in capital                                          49,910,078             49,910,078
        Accumulated deficit                                                (48,010,445)           (47,036,455)
                                                                       ---------------       ----------------
              Total stockholders' equity                               $       953,044       $        953,044
                                                                       ===============       ================

        December 31, 2002
        Stockholders' deficit

                                                                          As Reported           As Restated
                                                                       ---------------       ----------------
        Common stock                                                   $        17,652       $         17,652
        Additional paid in capital                                          49,049,025             47,984,160
        Accumulated deficit                                                (53,935,256)           (52,870,391)
                                                                       ---------------       ----------------
              Total stockholders' deficit                              $    (4,868,579)      $     (4,868,579)
                                                                       ===============       ================

                                      F-28