Form 10-Q/A
period 2003-03-31
FX ENERGY INC
filed 2003-10-08
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


                          Commission File No. 000-25386


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

                                 (801) 486-5555
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                        FX ENERGY, INC. AND SUBSIDIARIES
               Form 10-Q for the three months ended March 31, 2003



                                TABLE OF CONTENTS


  Item                                                                 Page
----------                                                            ------
                          Part I. Financial Information


    1     Financial Statements
              Consolidated Balance Sheets...........................    4
              Consolidated Statements of Operations.................    6
              Consolidated Statements of Cash Flows.................    8
              Notes to the Consolidated Financial Statements........    9
    2     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations................   14

                           Part II. Other Information

    2     Changes in Securities and Use of Proceeds.................   24
    6     Exhibits and Reports on Form 8-K..........................   24
   --     Signatures................................................   25

                                Explanatory Note

         This Form 10-Q/A constitutes Amendment No. 1 to the Registrant's 10-Q for the fiscal quarter ended March 31, 2003. Further information can be found in footnote 9 to the consolidated financial statement. The following changes are reflected:

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

                          ITEM 1. FINANCIAL STATEMENTS

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                   (Unaudited)


                                                                             March 31         December 31,
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


                                        FX ENERGY, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                   (Unaudited)

                                                 -- Continued --


                                                                             March 31         December 31,
                                                                               2003               2002
                                                                           ------------       ------------
                                                                           (As Restated)      (As Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................     $    402,382       $    376,264
  Current portion of note payable.....................................        3,325,000          5,000,000
  Accrued liabilities.................................................        4,635,485          4,933,393
                                                                           ------------       ------------
    Total current liabilities.........................................        8,362,867         10,309,657
                                                                           ------------       ------------

Long-term liabilities:
  Asset retirement obligation  .......................................          354,837                 --
                                                                           ------------       ------------

    Total liabilities.................................................        8,717,704         10,309,657
                                                                           ------------       ------------

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, 2,250,000 shares issued ($5,625,000
    liquidation preference) as of March 31, 2003
    and no shares as of December 31, 2002.............................            2,250                 --
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 17,655,119 and 17,651,917 issued as of
    March 31, 2003, and December 31, 2002, respectively...............           17,655             17,652
  Additional paid-in capital..........................................       53,676,654         48,075,035
  Accumulated deficit.................................................      (51,869,509)       (52,961,256)
                                                                           ------------       ------------
    Total stockholders' equity (deficit)..............................        1,827,050         (4,868,579)
                                                                           ------------       ------------

Total liabilities and stockholders' equity (deficit)..................     $ 10,544,754       $  5,441,078
                                                                           ============       ============

              The accompanying notes are an integral part of the consolidated financial statements.


                                        FX ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Operations
                                                   (Unaudited)


                                                                        For the Three Months Ended March 31,
                                                                        ------------------------------------
                                                                              2003              2002
                                                                        ----------------- ------------------
Revenues:
  Oil  and gas sales..................................................     $     611,943     $     445,809
  Oilfield services...................................................             9,328             4,353
                                                                           -------------     -------------
    Total revenues....................................................           621,271           450,162
                                                                           -------------     -------------

Operating costs and expenses:
  Lease operating costs...............................................           360,461           352,542
  Geological and geophysical costs....................................            66,879           126,836
  Oilfield services costs.............................................            75,141           112,442
  Depreciation, depletion and amortization............................            99,530           164,985
  General and administrative costs (G&A)..............................           497,516           638,049
  Accretion expense...................................................             9,286                --
  Amortization of deferred compensation (G&A).........................                --            54,688
                                                                           -------------     -------------
    Total operating costs and expenses................................         1,108,813         1,449,542
                                                                           -------------     -------------

Operating loss........................................................          (487,542)         (999,380)
                                                                           -------------     -------------

Other income (expense):
  Interest and other income...........................................             9,613           104,953
  Interest expense....................................................          (229,808)         (123,526)
                                                                           -------------     -------------
    Total other income (expense) .....................................          (220,195)          (18,573)
                                                                           -------------     -------------

Loss before cumulative effect of change in accounting
  principle...........................................................          (707,737)       (1,017,953)

Cumulative effect of change in accounting principle...................         1,799,494                --

Net income (loss) after cumulative effect of change
  in accounting principle.............................................     $   1,091,757     $  (1,017,953)
                                                                           =============     =============
Pro forma net loss reflecting adoption
  of SFAS 143........................................................                        $  (1,051,416)
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

                                                      6

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Operations
                                                    continued
                                                   (Unaudited)


                                                                        For the Three Months Ended March 31,
                                                                        ------------------------------------
                                                                              2003              2002
                                                                        ----------------- ------------------
Basic net loss per common share before
  cumulative effect of change in accounting principle.................             (0.04)            (0.06)

Cumulative effect of change in accounting principle...................              0.10                --
                                                                           -------------     -------------

Basic net income (loss) per common share
  after cumulative effect of change in accounting principle...........     $        0.06     $       (0.06)
                                                                           =============     =============

Diluted net loss per common share before
  cumulative effect of change in accounting principle.................             (0.04)            (0.06)

Cumulative effect of change in accounting principle...................              0.10                --
                                                                           -------------     -------------

Diluted net income (loss) per common share
  after cumulative effect of change in accounting principle...........     $        0.06     $       (0.06)
                                                                           =============     =============

Pro forma net loss per common share reflecting adoption of SFAS 143

Basic.................................................................                       $       (0.06)
                                                                                             =============

Diluted...............................................................                       $       (0.06)
                                                                                             =============

Basic weighted average number
  of shares outstanding...............................................        17,651,917        17,628,235

Diluted weighted average number
  of shares outstanding...............................................        18,413,880        17,628,235



            The accompanying notes are an integral part of the consolidated financial statements.

                                                     7

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)



                                                                        For the Three Months Ended March 31,
                                                                        ------------------------------------
                                                                              2003              2002
                                                                        ----------------- ------------------
Cash flows from operating activities:
  Net income (loss)..................................................       $  1,091,757      $ (1,017,953)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Cumulative effect of change in accounting principle............         (1,799,494)               --
      Accretion expense..............................................              9,286                --
      Depreciation, depletion and amortization.......................             99,530           164,985
      Stock issued for services......................................             10,000                --
      Amortization of loan fees......................................              7,718                --
      Amortization of deferred compensation (G&A)....................                 --            54,688
  Increase (decrease) from changes in working capital items:
      Accounts receivable............................................            (29,662)         (147,562)
      Inventory......................................................              2,724                35
      Other current assets...........................................             42,758            49,103
      Accounts payable and accrued liabilities.......................           (271,790)         (259,194)
                                                                            ------------      ------------
      Net cash used in operating activities..........................           (837,173)       (1,155,898)
                                                                            ------------      ------------

Cash flows used in investing activities:
  Additions to oil and gas properties................................            (84,944)          (12,747)
  Additions to other property and equipment..........................             (4,356)          (26,582)
  Net change in other assets.........................................             15,283                --
                                                                            ------------      ------------
    Net cash used in investing activities............................            (74,017)          (39,329)
                                                                            ------------      ------------

Cash flows from financing activities:
  Proceeds from preferred stock offering, net........................          5,593,872                --
  Payment on loan fees...............................................           (100,000)               --
  Payments on notes payable..........................................         (1,675,000)               --
                                                                            ------------      ------------
    Net cash provided by financing activities........................          3,818,872                --
                                                                            ------------      ------------
Increase in cash and cash equivalents................................          2,907,682        (1,195,227)
Cash and cash equivalents at beginning of period.....................            705,012         3,157,427
                                                                            ------------      ------------
Cash and cash equivalents at end of period...........................       $  3,612,694      $  1,962,200
                                                                            ============      ============


          The accompanying notes are an integral part of the consolidated financial statements.

                                                    8

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

                                                                                  Non-
                                                                Oilfield       Segmented
                                                  E&P           Services        Items(1)         Total
                                             --------------- --------------- --------------- ---------------
Business segment information:
  Revenues...............................       $   611,943    $     9,328   $                $    621,271
                                                                                         --
  Net income (loss)......................           152,209       (139,544)        (720,402)      (707,737)
  Identifiable net property and
    equipment............................         3,713,640        721,659           70,227      4,505,526
----------------------

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

         Reportable business segment information as of March 31, 2002, and for the three months ended March 31, 2002, follows:

                                                                                  Non-
                                                                Oilfield       Segmented
                                                  E&P           Services        Items(1)         Total
                                             --------------- --------------- --------------- ---------------
Business segment information:
  Revenues...............................       $   445,809    $     4,353   $                $    450,162
                                                                                         --
  Net loss...............................          (117,281)      (183,806)        (716,866)    (1,017,953)
  Identifiable net property and
    equipment............................         3,785,652        934,489           96,118      4,816,259
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

         Had compensation cost for the Company's stock options been recognized based on the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended, the Company's net earnings and earnings per share for the periods ended March 31 2003 and 2002 would have been as follows:

         (in thousands)                                                          2003           2002
                                                                             -------------  -------------
         Net income (loss):
         Net income (loss), as reported.....................................    $ 1,092        $ (1,018)
         Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related
         tax effects........................................................       (202)           (281)
                                                                             ----------     -----------
              Pro forma net income (loss)................................... $      890     $    (1,299)
                                                                             ==========     ===========
         Basic and diluted net income (loss) per share:
              As reported................................................... $     0.06     $    (0.06)
              Pro forma.....................................................       0.05          (0.07)

Note 9:  Restatement


         In October 2003, the Company determined that it needed to correct the accounting treatment for certain loans made to officers in 1998. These loans were made to facilitate the exercise of stock options by these officers and were collateralized by 233,340 shares of Company stock owned by the officers. The Company previously accounted for these loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and recognized impairment charges in 1999 and 2000 based on the market value of the collateral shares. The Company also recognized interest income on the loans. In December 2000, the officers transferred the collateral shares to the Company and the adjusted loan balance was recorded as treasury stock. The Company has determined that the officer loans should have been accounted for as a deemed purchase of treasury stock and the granting of a variable stock option in accordance with EITF 95-16, "Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25." Under variable stock option accounting, the Company would have recognized increases or decreases in compensation expense based on the market value of the Company's stock. In addition, the Company would not have recorded interest income on the loans or the impairment charges related to the loans. Because a portion of the shares deemed to have been purchased were acquired through the exercise of stock options and had not been owned for at least six months, the Company also would have recorded a compensation charge of $90,000 related to those shares, reflecting the difference between the purchase price and the original option exercise price for those shares.


         The following sets forth the effects of the restatement to the Company's consolidated balance sheets at December 31, 2002, and March 31, 2003. No income statement amounts subsequent to December 31, 2000, were affected by the restatement:

        December 31, 2002
        Stockholders' deficit
                                                                               As Reported         As Restated
                                                                            ---------------      --------------
        Common stock                                                        $        17,652      $       17,652
        Additional paid in capital                                               49,049,025          48,075,035
        Accumulated deficit                                                     (53,935,256)        (52,961,266)
                                                                            ---------------      --------------
              Total stockholders' deficit                                   $    (4,868,579)     $   (4,868,579)
                                                                            ===============      ==============
        March 31, 2003
        Stockholders' equity
                                                                               As Reported         As Restated
                                                                            ---------------      --------------
        Common stock                                                        $        17,655       $      17,655
        Preferred stock                                                               2,250               2,250
        Additional paid in capital                                               54,650,644          53,676,654
        Accumulated deficit                                                     (52,843,499)        (51,869,509)
                                                                            ---------------       -------------
              Total stockholders' equity                                    $     1,827,050       $   1,827,050
                                                                            ===============       =============


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

Quarter Ended March 31, 2003, Compared to the Same Period of 2002

         Exploration and Production Segment

         FX Energy's oil and gas revenues are comprised of oil production in the United States and, until December 31, 2002, gas production in Poland. A summary of the percentage change in oil and gas revenues, average prices and production for first quarter of 2003 and 2002 from year to year is set forth on the following table:

                                                                          Quarter Ended March 31,
                                                        ------------------------------------------------------------
                                                                    Oil                            Gas
                                                        -----------------------------  -----------------------------
                                                            2003           2002            2003           2002
                                                        -------------- --------------  -------------- --------------
Revenues..............................................  $612,000       $ 354,000         $      --      $ 92,000

  Percent change versus prior year's quarter..........       73%            -34%                --%          48%


Average price per (barrel of oil or
  thousand cubic feet of gas(1)) .....................  $  29.27       $   16.96         $      --      $   1.58
  Percent change versus prior year's quarter..........       73%            -26%                --%          --%


Production volumes (barrels of oil or
  thousand cubic feet of gas).........................    20,906          22,662                --        58,250
  Percent change versus prior year's quarter..........       -8%             -3%                --%          47%

------------------
(1) The contract price prior to adjusting for British thermal unit content was $2.02 per thousand cubic feet of gas.


         Oil Revenues. Oil revenues were $612,000 during the first quarter of 2003, an increase of $258,000 compared to $354,000 during the same period of 2002. During the first quarter of 2003, our oil revenues were positively affected by significantly higher average oil prices, offset by 8% lower production which was attributable to the natural production declines of our producing properties.

         Gas Revenues. Gas revenues were $0 during the first quarter of 2003, compared to $92,000 in gas revenues during the same period of 2002. As part of our Fences I settlement with the Polish Oil and Gas Company, or POGC, in early 2003, we agreed to assign our interest in the Kleka well, along with the related accounts receivable amount, to POGC as soon as possible in 2003 in order to conserve cash while reducing the balance of our $16.0 million commitment to POGC in view of our limited liquidity. Accordingly, we have stopped recording gas sales in 2003. Gas volumes in the first quarter of 2002 reflected a full quarter of production during 2002 from the Kleka 11, our first producing well in Poland, which began producing in late February 2001.

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


         Interest and Other Income. Interest and other income was $10,000 during the first quarter of 2003, a decrease of $95,000 compared to $105,000 during the same period of 2002. During the first quarter of 2002, we recorded other income of $93,000 pertaining to amortizing an option premium resulting from granting Rolls-Royce Power Ventures Limited, or RRPV, an option to purchase gas from our properties in Poland. There was no income related to the option premium during 2003.


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

         General. As of March 31, 2003, we had approximately $3.6 million of cash and cash equivalents and negative working capital of approximately $4.2 million, coupled with a history of operating losses. These matters raise doubt about our ability to continue as a going concern. In addition, we have a remaining work commitment of $5.4 million, in addition to an accrued liability of $4.6 million at March 31, 2003, that must be satisfied in order to earn a 49.0% interest in our Fences I project area.

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

Contractual Obligations and Contingent Liabilities and Commitments

         The following is a summary of our significant contractual obligations as of March 31, 2003 (in thousands):


                                                       Due by December 31, 2003
            Common stock issuable(1).............             --
            Fences I work commitment(2) .........      $   5,400
            Cash payment to POGC(3)..............      $   4,400 plus interest
            Note payable (RRPV) (3)..............      $   3,325 plus interest
                                                       ---------
            Total ..........................Total      $  13,125
                                                       =========


-----------------------
(1) 2,250,000 shares of common stock are issuable upon the conversion of the 2003 Series Convertible Preferred Stock (see Note 2). In addition, warrants to purchase 2,250,000 shares of common stock at $3.60 per share will be issued upon the preferred stock conversion.
(2) The Fences I work commitment and the cash payment to POGC are required in order for us to meet our commitment to earn a 49% interest in the Fences I project area.
(3)  Included in current liabilities at March 31, 2003.

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

         We cannot accurately predict the size of exploration targets or foresee all related risks. Notwithstanding the accumulation and study of two-dimensional and three-dimensional, or 2-D and 3-D, respectively, seismic data, drilling logs, production information from established fields and other data, our predictions are only preliminary geological estimates of the forecasted volume and characteristics of possible reservoirs and are not an estimate of reserves. We may require several test wells and long-term analysis of test data and history of production to determine the oil or gas potential of individual prospects.

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

Critical Accounting Policies


         A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements contained in the annual report on Form 10-K, as amended, for the year ended December 31, 2002. We believe the application of these accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial condition and cash flows.


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

         The net proceeds from the offering, plus our available cash, were used to reduce our obligation to Rolls-Royce Power Ventures Limited, or RRPV, by approximately $2.2 million, and have been allocated to partially reduce our obligation to POGC, fund ongoing geological and geophysical costs in Poland, and support ongoing prospect marketing and general and administrative costs.

         On February 8 and March 8, 2003, we issued 1,639 and 1,563 shares of common stock, respectively, to a securities broker-dealer that provided financial consulting and advisory services to us. That consultant completed its own evaluation of us and was provided with our business and financial information, including copies of our periodic reports as filed with the Securities and Exchange Commission, and was provided with the opportunity to ask questions directly of our executive officers.

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

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are filed as a part of this report:

                   SEC
   Exhibit      Reference
    Number        Number    Title of Document                                                   Location
-------------- ------------ ------------------------------------------------------------------- -------------------

   Item 31                  Rule 13a-14(a)/15d14(a) Certifications
-------------- ------------ ------------------------------------------------------------------- -------------------
    31.01            31     Certification of Chief Executive Officer Pursuant to Rule 13a-14    Attached
    31.02            31     Certification of Chief Financial Officer Pursuant to Rule 13a-14    Attached

   Item 32                  Section 1350 Certifications
-------------- ------------ ------------------------------------------------------------------- -------------------
    32.01            32     Certification  of Chief  Executive  Officer  Pursuant to 18 U.S.C.  Attached
                            Section  1350,   as  Adopted   Pursuant  to  Section  906  of  the
                            Sarbanes-Oxley Act of 2002
    32.02            32     Certification of Chief Financial Officer Pursuant to 18 U.S.C.      Attached
                            Section 1350, as Adopted Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

         During the quarter ended March 31, 2003, FX Energy filed the following reports on Form 8-K:

                  Date of Event Reported           Item(s) Reported
                  -------------------------  -----------------------------------
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

                                                 FX ENERGY, INC.
                                                     (Registrant)


Date: October 8, 2003                            By  /s/ David N. Pierce
                                                    ----------------------------
                                                     David N. Pierce, President,
                                                     Chief Executive Officer


Date: October 8, 2003                            By  /s/ Thomas B. Lovejoy
                                                    ----------------------------
                                                    Thomas B. Lovejoy,
                                                    Chief Financial Officer