Form 10-Q/A
period 2003-06-30
FX ENERGY INC
filed 2003-10-08
CIK 907649

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q/A
                                (Amendment No. 1)



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


                          Commission File No. 000-25386


                                 FX ENERGY, INC.
              -----------------------------------------------------
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

                                 (801) 486-5555
                         -------------------------------
                         (Registrant's telephone number)


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

                        FX ENERGY, INC. AND SUBSIDIARIES
          Form 10-Q for the Three Months Ended and as of June 30, 2003


                                TABLE OF CONTENTS



 Item                                                                     Page
-------                                                                 -------
                         Part I. Financial Information

  1    Financial Statements:
             Consolidated Balance Sheets.................................  4
             Consolidated Statements of Operations.......................  6
             Consolidated Statements of Cash Flows.......................  8
             Notes to Consolidated Financial Statements..................  9
  2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................... 15

                           Part II. Other Information

  6    Exhibits and Reports on Form 8-K.................................. 23
  --   Signatures........................................................ 24

                                Explanatory Note

         This Form 10-Q/A constitutes Amendment No. 1 to the Registrant's 10-Q for the fiscal quarter ended June 30, 2003. Further information can be found in footnote 11 to the consolidated financial statement. The following changes are reflected:

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

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                   (Unaudited)

                                                 -- Continued --


                                                                                    June 30,         December 31,
                                                                                      2003              2002
                                                                                 --------------     --------------
                                                                                 (As Restated)       (As Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable..........................................................     $      395,309     $      376,264
  Accrued liabilities.......................................................          4,726,657          4,933,393
  Current portion of note payable...........................................          3,325,000          5,000,000
                                                                                 --------------     --------------
    Total current liabilities...............................................          8,446,966         10,309,657

Asset retirement obligation  ...............................................            364,123                 --
                                                                                 --------------     --------------

    Total liabilities.......................................................          8,811,089         10,309,657
                                                                                 --------------     --------------


Stockholders' equity (deficit):
  Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,250,000 shares issued ($5,625,000 liquidation preference)
    as of June 30, 2003, and no shares as of December 31, 2002..............              2,250                 --
  Common stock, $0.001 par value, 100,000,000 shares authorized;
    17,716,185 and 17,651,917 shares issued as of June 30, 2003 and
    December 31, 2002, respectively.........................................             17,715             17,652
  Additional paid-in capital................................................         53,857,509         48,075,035
  Accumulated deficit.......................................................        (52,975,585)       (52,961,266)
                                                                                 --------------     --------------
    Total stockholders' equity (deficit) ...................................            901,889         (4,868,579)
                                                                                 --------------     --------------

Total liabilities and stockholders' equity (deficit) .......................      $   9,712,978     $    5,441,078
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

         This interpretation of FAS 141 and 142 described above would only affect the Company's balance sheet classification of oil and gas leaseholds. The Company's results of operations and cash flows would not be affected, since these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with accounting rules for oil and gas companies provided in Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (FAS 19).

         At December 31, 2002, the Company had undeveloped leaseholds of approximately $147,000 that would be classified under that interpretation on its balance sheet as "intangible undeveloped leasehold" and developed leaseholds of an estimated $7,000 that would be classified under that interpretation as "intangible developed leaseholds" if the Company applied the interpretation currently being considered.

         The Company will continue to classify its oil and gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and gas properties until further interpretative guidance is provided.


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


Note 11:  Restatement

         In October 2003, the Company determined that it needed to correct the accounting treatment for certain loans made to officers in 1998. These loans were made to facilitate the exercise of stock options by these officers and were collateralized by 233,340 shares of Company stock owned by the officers. The Company previously accounted for these loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and recognized impairment charges in 1999 and 2000 based on the market value of the collateral shares. The Company also recognized interest income on the loans. In December 2000, the officers transferred the collateral shares to the Company and the adjusted loan balance was recorded as treasury stock. The Company has determined that the officer loans should have been accounted for as a deemed purchase of treasury stock and the granting of a variable stock option in accordance with EITF 95-16, "Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25." Under variable stock option accounting, the Company would have recognized increases or decreases in compensation expense based on the market value of the Company's stock. In addition, the Company would not have recorded interest income on the loans or the impairment charges related to the loans. Because a portion of the shares deemed to have been purchased were acquired through the exercise of stock options and had not been owned for at least six months, the Company also would have recored a compensation charge of $90,000 related to those shares, reflecting the difference between the purchase price and the original option exercise price for those shares.

         The following sets forth the effects of the restatement to the Company's consolidated balance sheets at December 31, 2002, and June 30, 2003. No income statement amounts subsequent to December 31, 2000, were affected by the restatement:

        December 31, 2002
        Stockholders' deficit
                                                 As Reported       As Restated
                                                ------------      -------------
        Common stock                            $     17,652      $      17,652
        Additional paid in capital                49,049,025         48,075,035
        Accumulated deficit                      (53,935,256)       (52,961,266)
                                                ------------      -------------
              Total stockholders' deficit       $ (4,868,579)     $  (4,868,579)
                                                ============      =============

        June 30, 2003
        Stockholders' equity
                                                 As Reported       As Restated
                                                ------------      -------------
        Common stock                            $     17,715      $      17,715
        Preferred stock                                2,250              2,250
        Additional paid in capital                54,831,499         53,857,509
        Accumulated deficit                      (53,949,575)       (52,975,585)
                                                ------------      -------------
              Total stockholders' equity        $    901,889      $     901,889
                                                ============      =============

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

                                                  FX ENERGY, INC.
                                                      (Registrant)


Date:  October 8, 2003                            By  /s/ David N. Pierce
                                                     ---------------------------
                                                     David N. Pierce, President,
                                                     Chief Executive Officer



Date:  October 8, 2003                            By  /s/ Thomas B. Lovejoy
                                                     ---------------------------
                                                     Chief Financial Officer
                                       24