Form 10-Q
period 2003-09-30
FX ENERGY INC
filed 2003-11-12
CIK 907649

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003



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


                         3006 Highland Drive, Suite 206
                           Salt Lake City, Utah 84106
           -----------------------------------------------------------
          (Address of principal executive offices, including Zip Code)

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

                                 Yes [ ] No [X]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of November 11, 2003, was 21,712,425.

                        FX ENERGY, INC. AND SUBSIDIARIES
               Form 10-Q for the Quarter Ended September 30, 2003


                                TABLE OF CONTENTS



  Item                                                                    Page
----------                                                              --------
                          Part I. Financial Information

   1      Financial Statements:
                Consolidated Balance Sheets...........................      3
                Consolidated Statements of Operations.................      5
                Consolidated Statements of Cash Flows.................      7
                Notes to Consolidated Financial Statements............      8
   2      Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................     14
   3      Quantitative and Qualitative Disclosures about Market Risk..     21
   4      Controls and Procedures.....................................     21

                           Part II. Other Information

   2      Changes in Securities and Use of Proceeds...................     22
   6      Exhibits and Reports on Form 8-K............................     22
   --     Signatures..................................................     24

                                             PART I.

                                  ITEM 1. FINANCIAL STATEMENTS

                                FX ENERGY, INC. AND SUBSIDIARIES
                                   Consolidated Balance Sheets
                                           (Unaudited)


                                                                                                December 31,
                                                                             September 30,          2002
                                                                                 2003         (as restated)
                                                                            ---------------    ---------------
ASSETS

Current assets:
  Cash and cash equivalents..............................................   $     4,929,199    $       705,012
  Restricted cash........................................................         3,325,000                 --
  Accounts receivable:
    Accrued oil and gas sales............................................           226,215            238,236
    Joint interest owners and others.....................................            52,129             36,893
  Inventory..............................................................            79,656             84,262
  Other current assets...................................................           208,257             95,726
                                                                            ---------------    ---------------
    Total current assets.................................................         8,820,456          1,160,129
                                                                            ---------------    ---------------

Property and equipment, at cost:
  Oil and gas properties (successful efforts method):
    Proved...............................................................         6,286,840          4,754,377
    Unproved.............................................................           154,261            154,261
    Other property and equipment.........................................         3,717,741          3,683,226
                                                                            ---------------    ---------------
      Gross property and equipment.......................................        10,158,842          8,591,864
    Less: accumulated depreciation, depletion and amortization...........        (4,326,198)        (4,685,487)
                                                                            ---------------    ---------------
      Net property and equipment.........................................         5,832,644          3,906,377
                                                                            ---------------    ---------------

Other assets:
  Certificates of deposit ...............................................           356,500            356,500
  Other..................................................................           368,373             18,072
                                                                            ---------------    ---------------
    Total other assets...................................................           724,873            374,572
                                                                            ---------------    ---------------

Total assets.............................................................   $    15,377,973    $     5,441,078
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

                                FX ENERGY, INC. AND SUBSIDIARIES
                                   Consolidated Balance Sheets
                                           (Unaudited)

                                         -- Continued --


                                                                                                   December
                                                                               September           31, 2002
                                                                               30, 2003         (as restated)
                                                                            ---------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................................................   $       451,460    $       376,264
  Accrued liabilities....................................................         2,399,769          4,933,393
  Current portion of note payable .......................................         3,325,000          5,000,000
                                                                            ---------------    ---------------
    Total current liabilities............................................         6,176,229         10,309,657

Asset retirement obligation  ............................................           373,410                 --
                                                                            ---------------    ---------------

    Total liabilities....................................................         6,549,639         10,309,657
                                                                            ---------------    ---------------

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value, 5,000,000 shares authorized;
    2,250,000 shares issued and outstanding ($5,625,000 liquidation preference) as of September 30, 2003, and no shares as of
    December 31, 2002....................................................             2,250                 --

  Common stock, $.001 par value, 100,000,000 shares authorized;
    20,986,252 and 17,651,917 shares issued and outstanding as
    of September 30, 2003, and December 31, 2002, respectively...........            20,987             17,652
  Additional paid-in capital.............................................        62,646,910         48,075,035
  Accumulated deficit....................................................       (53,841,813)       (52,961,266)
                                                                            ---------------    ---------------
    Total stockholders' equity (deficit).................................         8,828,334         (4,868,579)
                                                                            ---------------    ---------------

Total liabilities and stockholders' equity...............................   $    15,377,973    $     5,441,078
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

                                                          4

                                      FX ENERGY, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Operations
                                                 (Unaudited)


                                                          For the three months ended       For the nine months ended
                                                                 September 30,                   September 30,
                                                       -------------------------------   -----------------------------
                                                           2003             2002             2003            2002
                                                       --------------  ---------------   -------------   -------------
Revenues:
  Oil and gas sales.................................   $      557,637  $       618,069   $   1,676,155   $   1,632,607
  Oilfield services.................................           43,874          358,520          76,402         401,385
                                                       --------------  ---------------   -------------   -------------
    Total revenues..................................          601,511          976,589       1,752,557       2,033,992
                                                       --------------  ---------------   -------------   -------------

Operating costs and expenses:
  Lease operating expenses..........................          361,008          340,887       1,117,812       1,031,306
  Geological and geophysical costs..................          115,624           87,453         406,483         389,179
  Oilfield services costs...........................           97,077          257,576         225,851         443,274
  Depreciation, depletion and amortization..........          157,205          145,198         412,625         461,849
  Amortization of deferred compensation (G&A).......               --               --              --          54,688
  Accretion expense.................................            9,287               --          27,859              --
  Other general and administrative costs (G&A)......          515,538          416,503       1,569,426       1,675,225
                                                       --------------  ---------------   -------------   -------------
    Total operating costs and expenses..............        1,255,739        1,247,617       3,760,056       4,055,521
                                                       --------------  ---------------   -------------   -------------

Operating loss......................................         (654,228)        (271,028)     (2,007,499)     (2,021,529)
                                                       --------------  ---------------   -------------   -------------

Other income (expense):
  Interest and other income.........................            9,474           17,209          18,793         121,886
  Interest expense..................................         (221,474)        (118,767)       (691,335)       (361,029)
                                                       --------------  ---------------   -------------   -------------
    Total other income (expense)....................         (212,000)        (101,558)       (672,542)       (239,143)
                                                       --------------  ---------------   -------------   -------------

Loss before cumulative effect of change in
  accounting principle..............................         (866,228)        (372,586)     (2,680,041)     (2,260,672)

Cumulative effect of change in accounting principle.               --               --       1,799,494              --

Net loss............................................   $     (866,228) $      (372,586)  $    (880,547)  $  (2,260,672)
                                                       ==============  ===============   =============   =============
Pro forma net loss reflecting adoption
  of SFAS 143.......................................                   $      (380,952)                  $  (2,285,770)
                                                                       ===============                   =============


                  The accompanying notes are an integral part of the consolidated financial statements.

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Operations
                                                   (Unaudited)

                                                 -- Continued --


                                                          For the three months ended       For the nine months ended
                                                                 September 30,                   September 30,
                                                       -------------------------------   -----------------------------
                                                           2003             2002             2003            2002
                                                       --------------  ---------------   -------------   -------------
Basic loss per common share before cumulative
  effect of change in accounting principle..........   $        (0.04) $         (0.02)  $       (0.15)  $       (0.13)

Cumulative effect of change in accounting principle.               --               --            0.10              --
                                                       --------------  ---------------   -------------   -------------

Basic net loss per common share.....................   $        (0.04) $         (0.02)  $       (0.05)  $       (0.13)
                                                       ==============  ===============   =============   =============

Diluted loss per common share before cumulative
  effect of change in accounting principle..........            (0.04)           (0.02)          (0.15)          (0.13)

Cumulative effect of change in accounting principle.               --               --            0.10              --
                                                       --------------  ---------------   -------------   -------------

Diluted net loss per common share...................   $        (0.04) $         (0.02)  $       (0.05)  $       (0.13)
                                                       ==============  ===============   =============   =============

Pro forma net loss per common share reflecting adoption of SFAS 143

Basic...............................................                   $         (0.02)                  $       (0.13)
                                                                       ===============                   =============

Diluted.............................................                   $         (0.02)                  $       (0.13)
                                                                       ===============                   =============

Basic and diluted weighted average number of shares
  outstanding.......................................       20,065,624       17,650,906      18,486,055      17,637,769



                         The accompanying notes are an integral part of the consolidated financial statements.

                                                                  6

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)


                                                                                 For the nine months ended
                                                                                        September 30,
                                                                             ----------------------------------
                                                                                   2003                2002
                                                                             --------------       -------------
Cash flows from operating activities:
  Net loss...............................................................    $     (880,547)      $  (2,260,672)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Cumulative effect of change in accounting principle................        (1,799,494)                 --
      Accretion expense..................................................            27,859                  --
      Amortization of loan fees..........................................            69,467                  --
      Depreciation, depletion and amortization...........................           412,625             461,849
      Amortization of deferred compensation (G&A)........................                --              54,688
      Stock issued for services..........................................            91,181              44,000
  Increase (decrease) from changes in working capital items:
    Accounts receivable..................................................            (3,215)           (383,132)
    Inventory............................................................             4,606               4,347
    Other assets.........................................................           (81,998)            (43,825)
    Accounts payable and accrued liabilities.............................          (194,983)            257,514
                                                                             --------------       -------------
      Net cash used in operating activities..............................        (2,354,499)         (1,865,231)
                                                                             --------------       -------------

Cash flows from investing activities:
  Payments for oil and gas properties....................................        (2,301,743)            (49,379)
  Additions to other property and equipment..............................           (37,149)           (114,833)
  Partner advance........................................................          (365,584)                 --
  Increase in restricted cash............................................        (3,325,000)                 --
  Changes in other assets................................................            15,283                  --
                                                                             --------------       -------------
    Net cash provided by (used in) investing activities..................        (6,014,193)           (164,212)
                                                                             --------------       -------------

Cash flows from financing activities:
  Proceeds from preferred stock offering, net............................         5,593,872                  --
  Proceeds from common stock offering, net...............................         8,774,007                  --
  Payment of loan fees...................................................          (100,000)                 --
  Payments on notes payable..............................................        (1,675,000)                 --
  Proceeds from the exercise of options..................................                --               4,500
                                                                             --------------       -------------
    Net cash provided by financing activities............................        12,592,879               4,500
                                                                             --------------       -------------

Increase (decrease) in cash and cash equivalents.........................         4,224,187          (2,024,943)
Cash and cash equivalents at beginning of period.........................           705,012           3,157,427
                                                                             --------------       -------------
Cash and cash equivalents at end of period...............................    $    4,929,199       $   1,132,484
                                                                             ==============       =============


             The accompanying notes are an integral part of the consolidated financial statements.

                                                     7

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

Note 1:  Basis of Presentation

         The interim financial statements are unaudited. In the opinion of the management of FX Energy, Inc. and Subsidiaries ("FX Energy" or the "Company"), the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the presented interim periods. The interim financial statements should be read in conjunction with FX Energy's amended quarterly report on Form 10-Q/A for the three and six months ended June 30, 2003, the amended quarterly report on Form 10-Q/A for the three months ended March 31, 2003, and the amended annual report on Form 10-K/A for the year ended December 31, 2002, including the financial statements and notes thereto.

         The consolidated financial statements include the accounts of FX Energy and its wholly-owned subsidiaries and FX Energy's undivided interests in Poland. All significant intercompany accounts and transactions have been eliminated in consolidation. At September 30, 2003, FX Energy owned 100% of the voting stock of all of its subsidiaries.

Note 2:  Private Placements of Common and Convertible Preferred Stock

         During the months of July and August, 2003, the Company sold 3,265,137 Units, consisting of one share of common stock and one warrant to purchase one share of common stock at $3.75 per share, raising a total of $8.8 million after offering costs of $42,000. The warrants to purchase common stock are exercisable anytime between July 22, 2004, and July 22, 2008.

         In March 2003, the Company sold 2,250,000 shares of 2003 Series Convertible Preferred Stock in a private placement of securities, raising a total of $5.6 million after offering costs of $31,000. Each share of preferred stock immediately converts into one share of common stock and one warrant to purchase one share of common stock at $3.60 per share upon registration of the common shares. The warrants to purchase common stock are exercisable anytime between March 1, 2004, and March 1, 2008, and entitle the holders, for a period of 10 days following any new issuances of equity securities or securities convertible or exercisable into equity securities in other than a public offering, to preserve their approximate 16.3% ownership as of February 2003 by purchasing such new securities issued on the same terms as issued to others. The preferred stock has a liquidation preference equal to the sales price for the shares, which was $2.50 per share.

         In connection with the issuance of the 2003 Series Convertible Preferred Stock, the Company allocated approximately $2.3 million of the proceeds to the warrants, and the remaining amount of the proceeds to a beneficial conversion feature. As the conversion of the preferred shares and the issuance of the warrants are contingent upon the registration of the underlying shares, these shares will be included in the calculation of earnings per share upon the conversion of the preferred stock to common stock.

         The net proceeds from these offerings were used to reduce the note payable to Rolls-Royce Power Ventures Limited, or RRPV, to reduce the obligation to the Polish Oil and Gas Company, or POGC, and will be used to fund ongoing geological and geophysical costs in Poland and support ongoing prospect marketing and general and administrative costs.

Note 3:  Financing with Rolls-Royce Power Ventures

         In early 2003, the Company reached an agreement with RRPV to amend its 9.5% Convertible Secured Note in the amount of $5,000,000. Following its private placement of convertible preferred stock described in Note 2, the Company paid $2,250,000 to RRPV, $1,675,000 of which was applied to the outstanding principal balance, $475,000 of which was applied to accrued interest, and the remaining $100,000 was a loan extension payment that is being amortized over the remaining term of the loan. In return, RRPV extended the maturity date of the note from March 9, 2003, to December 31, 2003. The Company also agreed to pay 40% of the gross proceeds of any subsequent equity or debt offering concluded prior to the amended maturity date to RRPV, and agreed to assign its rights to payments under the CalEnergy Gas (Holdings), Ltd. agreement to RRPV, except for those amounts related to drilling the two wells. All such payments will be used to offset the remaining principal and interest. In exchange for these payments, RRPV agreed to release its lien on interests earned by CalEnergy Gas under its agreement with the Company.

         The loan amendment contained other terms and conditions, including an increase in the interest rate on the note from 9.5% to 12% per annum effective March 9, 2003. The time period during which RRPV can convert the principal amount of the note into shares of common stock was extended to December 31, 2003, with the conversion price reduced from $5.00 per share to $3.42 per share, the market price of the Company's stock when RRPV agreed to extend the payment date. In accordance with APB 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," no charge to income will be recorded as a result of the reduction in conversion price as the new conversion price does not result in any intrinsic value.

         In September 2003, the Company deposited the remaining principal amount, $3,325,000 into an escrow account in favor of RRPV, using proceeds from the private placements described in Note 2. RRPV is entitled to receive the funds at the maturity date if it has not exercised its right to convert the principal amount into shares of common stock. This amount is shown as restricted cash in the consolidated balance sheets at September 30, 2003. In connection with this event, the interest rate on the loan was reduced from 12% to 9% per annum.

Note 4:  Net Income (Loss) Per Share

         Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants and convertible debt and preferred stock. Options to purchase 4,421,017 and 5,618,967 shares of common stock at prices ranging from $1.50 to $10.25 per share, with a weighted average price of $4.68 and $4.88 per share, were outstanding at September 30, 2003 and 2002, respectively. In addition, the preferred stock (see Note 2) is convertible into 2,250,000 shares of common stock upon registration, at which time an additional 2,250,000 warrants to purchase common stock at $3.60 per share will be issued. No preferred stock, convertible debt, options or warrants were included in the computation of diluted net loss per share for the periods ended September 30, 2003 and 2002, because the effect would have been antidilutive.

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

         The Company used an expected cash flow approach to estimate its asset retirement obligations under SFAS 143. Upon adoption, the Company recorded a retirement obligation of $345,000, an increase in property and equipment cost of $1,535,000, a decrease in accumulated depreciation, depletion and amortization of $609,000, and a cumulative effect of change in accounting principle, net of $0 tax, of $1,799,000. As a result of adoption of SFAS 143, the Company estimates that accretion expense will be approximately $37,000 in 2003. For the three- and nine-month periods ended September 30, 2003, the effect of adopting SFAS 143 increased expenses $9,287 and $27,859, or $0.00 and $0.00 per basic share, respectively.

         At January 1 and September 30, 2003, there are no assets legally restricted for purposes of settling asset retirement obligations. There was no impact on the Company's cash flows as a result of adopting SFAS 143 because the cumulative effect of change in accounting principle is a noncash transaction.

         The Company's estimated asset retirement obligation liability at January 1, 2003, was approximately $322,000.

         Following is a reconciliation of the asset retirement obligation from December 31, 2002, to September 30, 2003:

          Asset retirement obligation as of December 31, 2002..... $       --
          Obligation arising from adoption of SFAS 143............    345,551
          Liabilities settled.....................................         --
          Accretion expense.......................................     27,859
                                                                   ----------
          Asset retirement obligation as of September 30, 2003.... $  373,410
                                                                   ==========


Note 6:  Income Taxes

         FX Energy recognized no income tax benefit from the net loss generated in the first nine months of 2003 and 2002.

Note 7:  Business Segments

         FX Energy operates within two segments of the oil and gas industry: the exploration and production segment ("E&P") and the oilfield services segment. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities, and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes. Reportable business segment information for the three months ended September 30, 2003, the nine months ended September 30, 2003, and as of September 30, 2003, excluding the cumulative effect of change in accounting principle, follows:

                                                          Reportable Segments
                                                    --------------------------------       Non-
                                                                        Oilfield        Segmented
                                                         E&P            Services          Items           Total
                                                    ---------------  ---------------  --------------- ---------------
Three months ended September 30, 2003:
  Revenues(1)......................................   $   557,637     $    43,874     $           --    $    601,511
  Net loss(2)......................................        (8,363)       (127,641)          (730,224)       (866,228)
Nine months ended September 30, 2003:
  Revenues(3)......................................     1,676,155          76,402                 --       1,752,557
  Net loss(4)......................................       (58,440)       (371,565)        (2,250,036)     (2,680,041)
As of September 30, 2003:
  Identifiable net property and equipment(5).......     5,161,730         581,531             89,382       5,832,643

----------------------
(1)  All E&P revenues were generated in the United States.
(2) Nonsegmented items include $515,537 of general and administrative costs, $212,000 of other income and expense, and $2,687 of corporate depreciation, depletion and amortization.
(3)  All E&P revenues were generated in the United States.
(4) Nonsegmented items include $1,569,425 of general and administrative costs, $672,542 of other income and expense, and $8,069 of corporate depreciation, depletion and amortization.
(5) Nonsegmented items include $89,382 of corporate office equipment, hardware and software.

         Reportable business segment information for the three months ended September 30, 2002, the nine months ended September 30, 2002, and as of September 30, 2002, follows:

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

----------------------
(1) E&P revenues include $562,504 generated in the United States and $55,565 generated in Poland.
(2) Nonsegmented items include $416,503 of general and administrative costs and $101,558 of other expense.
(3) E&P revenues include $1,414,478 generated in the United States and $218,129 generated in Poland.
(4) Nonsegmented items include $1,675,225 of general and administrative costs and $239,143 of other expense.
(5) Nonsegmented items include $71,794 of corporate office equipment, hardware and software.

Note 8:  Stock-Based Compensation

         The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. Nonemployee stock-based compensation is accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS 123").

         On December 31, 2002, the FASB issued Statement No. 148, "Accounting for Stock Based Compensation Transition and Disclosure" ("SFAS 148"), which amends SFAS No. 123. SFAS 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company adopted SFAS 148 for the year ended December 31, 2002. The Company will continue to account for its stock-based compensation according to the provisions of APB Opinion No. 25.

         Had compensation cost for the Company's stock options been recognized based on the estimated fair value on the grant date under the fair value methodology prescribed by SFAS 123, the Company's net earnings and earnings per share for the periods ended September 30, 2003 and 2002, would have been as follows:

(in thousands, except for per share data)                    For the three months           For the nine months
                                                              ended September 30,           ended September 30,
                                                          -------------------------     -------------------------
                                                              2003           2002           2003           2002
                                                          -----------     ---------     -----------     ---------
Net loss:
Net loss, as reported...................................  $      (866)    $    (373)    $      (881)    $  (2,261)
Less: Total stock-based employee compensation
  expense determined under the fair value based method
  for all awards........................................         (207)         (283)           (620)         (849)
                                                          -----------     ---------     -----------     ---------
     Pro forma net loss.................................  $    (1,073)    $    (656)    $    (1,501)    $  (3,110)
                                                          ===========     =========     ===========     =========

Basic and diluted net loss per share:
     As reported........................................  $     (0.04)    $   (0.02)    $     (0.05)    $   (0.13)
     Pro forma..........................................  $     (0.05)    $   (0.04)    $     (0.08)    $   (0.18)

Note 9:  Intangible Leaseholds Costs

         Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets ("SFAS 142"), were issued by the FASB in June 2001 and became effective for the Company on July 1, 2001, and January 1, 2002, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Additionally, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment.

         One interpretation being considered relative to these standards is that oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds should be classified separately from oil and gas properties, as intangible assets on the Company's balance sheets. In addition, the disclosures required by SFAS 141 and 142 relative to intangibles would be included in the notes to financial statements. Historically, FX Energy, like many other oil and gas companies, has included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after SFAS 141 and 142 became effective.

         This interpretation of SFAS 141 and 142 described above would only affect the Company's balance sheet classification of oil and gas leaseholds. The Company's results of operations and cash flows would not be affected, since these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with accounting rules for oil and gas companies provided in Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies.

         At December 31, 2002, and September 30, 2003, the Company had undeveloped leaseholds of approximately $147,000 that would be classified under that interpretation on its consolidated balance sheets as "intangible undeveloped leaseholds" and developed leaseholds of approximately $7,000 that would be classified under that interpretation as "intangible developed leaseholds" if the Company applied the interpretation currently being considered.

         The Company will continue to classify its oil and gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and gas properties until further interpretative guidance is provided.

Note 10: Subsequent Event

         Subsequent to September 30, 2003, the Company received net proceeds of approximately $1.9 million from the sale of 726,173 Units, consisting of one share of common stock and a five-year warrant to purchase one share of common stock at $3.75 per share, an aggregate of 1,452,346 additional shares. These shares were sold pursuant to antidilution provisions of the Company's private placement of 2003 Series Convertible Preferred Stock as described in Note 2. Net proceeds from this placement will be used to pay obligations due POGC, geological and geophysical costs, general and administrative and project marketing costs, and the Company's share of further exploration and possible production facilities.

         The Company's 2,250,000 shares of 2003 Series Convertible Preferred Stock described in Note 2 were converted to common stock on a one-for-one basis on October 27, 2003, pursuant to a registration statement that became effective on that date.

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

         The following sets forth the effects of the restatement to the Company's consolidated balance sheet at December 31, 2002. No income statement amounts subsequent to December 31, 2000, were affected by the restatement:

        December 31, 2002
        Stockholders' deficit
                                                  As Reported       As Restated
                                                  -----------       -----------
        Common stock                             $     17,652      $     17,652
        Additional paid in capital                 49,049,025        48,075,035
        Accumulated deficit                       (53,935,256)      (52,961,266)
                                                 ------------      ------------
              Total stockholders' deficit        $ (4,868,579)     $ (4,868,579)
                                                 ============      ============


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

     Comparison of the Third Quarter of 2003 to the Third Quarter of 2002

         Exploration and Production

         Our oil and gas revenues are comprised of oil production in the United States and gas production in Poland. A summary of the percentage change in oil and gas revenues, average price, and production volumes for the third quarter of 2003 and 2002 is set forth in the following table:

                                                                       Quarter Ended September 30,
                                                      --------------------------------------------------------------
                                                                   Oil                            Gas
                                                      ------------------------------ -------------------------------
                                                          2003            2002            2003            2002
                                                      --------------  -------------- --------------- ---------------
Revenues.............................................   $ 558,000       $ 562,000        $    --        $ 56,000
  Percent change versus prior year's quarter.........         -1%                           -100%
Average price per barrel of oil or                      $   25.58       $   24.28             --        $   1.58(1)
    thousand cubic feet of natural gas...............
  Percent change versus prior year's quarter.........         +5%                             --%
Production volumes (barrels of oil
    or thousand cubic feet of natural gas)...........      21,800          23,170             --          36,328
  Percent change versus prior year's quarter.........         -6%                           -100%
-------------------

(1) The contract price prior to adjusting for British thermal unit content was $2.02 per thousand cubic feet of natural gas.

         Oil Revenues. Oil revenues were $558,000 during the third quarter of 2003, a 1% decrease compared to the same period of 2002. During the third quarter of 2003, our average oil prices rose 5%, from $24.28 per barrel in 2002 to $25.58 per barrel in 2003, while oil production quantities declined by 6%. Oil revenues in 2003 increased from 2002 levels by approximately $29,000 due to higher oil prices, offset by approximately $33,000 related to normal production declines.

         Gas Revenues. Gas revenues were $0 during the third quarter of 2003, compared to $56,000 in gas revenues during the same period of 2002. As part of our Fences I settlement with the Polish Oil and Gas Company, or POGC, in early 2003, we agreed to assign our interest in the Kleka 11 well, along with the related accounts receivable, to POGC as soon as possible in order to conserve cash while reducing the balance of our liability due to POGC. Accordingly, we stopped recording gas sales in 2003. Gas volumes in the third quarter of 2002 reflected a full quarter of production from the Kleka 11, our first producing well in Poland, which began producing in late February 2001.

         Lease Operating Costs. Lease operating costs were $361,000 during the third quarter of 2003, an increase of $20,000, or 6%, compared to the same period of 2002. The increase was due primarily to workover expenses and higher third-party maintenance activities incurred during the third quarter of 2003. Lease operating costs incurred during the third quarter of 2003 include no costs associated with the Kleka 11 well, while lease operating costs at the Kleka 11 well averaged approximately $0.16 per thousand cubic feet of gas in the prior year. Our third quarter 2003 operating costs increased approximately $50,000 due to higher lifting costs, offset by approximately $30,000 related to lower oil and gas production.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $116,000 during the third quarter of 2003, compared to $87,000 during the same period of 2002, an increase of 33%.

         DD&A Expense - E&P. DD&A expense for producing properties was $80,000 during the third quarter of 2003, an increase of $55,000 compared to $25,000 during the same period of 2002. Because of our agreement to convey to POGC our interest in the Kleka 11 well, we incurred no DD&A expense associated with the Kleka 11 well during the third quarter of 2003, while we incurred $50,000 in Kleka 11 well-related DD&A expense during the same quarter of 2002. The increase from year to year, however, is due primarily to the net book value of domestic assets being increased as a result of the adoption of SFAS 143 effective January 1, 2003.

         Accretion Expense. Accretion expense reflects the third quarter increase in our asset retirement obligation under SFAS 143.

         Oilfield Services

         Oilfield Services Revenues. Oilfield services revenues were $44,000 during the third quarter of 2003, a decrease of 88% from $359,000 recorded during the same period of 2002. During the third quarter of this year, the contract drilling industry was at a virtual standstill in the area where we operate. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

         Oilfield Services Costs. Oilfield services costs were $97,000 during the third quarter of 2003, down from the $258,000 incurred in the same period of 2002. The bulk of the costs in both periods related to downtime maintenance costs associated primarily with our drilling rig. Oilfield services costs will also continue to fluctuate year to year based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $74,000 during the third quarter of 2003, a decrease of $8,000 compared to $82,000 during the same period of 2002, primarily due to some older assets becoming fully depreciated before the end of the third quarter of 2003.

         Nonsegmented Information

         G&A Costs. G&A costs were $516,000 during the third quarter of 2003, a 24% increase from the $417,000 recorded for the same period of 2002. This increase was due partially to higher consulting and legal fees associated with the Company's ongoing efforts to obtain industry participants in its Fences projects.

         Interest and Other Income. Interest and other income was negligible during both the third quarter of 2003 and 2002.

         Interest Expense. Interest expense was $221,000 during the third quarter of 2003, compared to $119,000 during the same period of 2002. We began accruing interest on our POGC obligation in the fourth quarter of 2002. In addition, the interest rate on our RRPV obligation was increased from 9.5% to 12% as of March 9, 2003. The rate was subsequently reduced to 9% as of September 3, 2003.

     Comparison of the First Nine Months of 2003 to the First Nine Months of 2002

         Exploration and Production

         Our oil and gas revenues are comprised of oil production in the United States and gas production in Poland. A summary of the percentage change in oil and gas revenues, average price, and production volumes for the first nine months of 2003 and 2002 is set forth in the following table:

                                                                     Nine Months Ended September 30,
                                                     -----------------------------------------------------------------
                                                                  Oil                               Gas
                                                     -------------------------------  --------------------------------
                                                           2003            2002            2003             2002
                                                     ----------------- -------------  ---------------  ---------------
Revenues...........................................    $ 1,676,000       $1,414,000      $     --         $ 218,000
  Percent change versus prior year's quarter.......           +19%                          -100%
Average price per barrel of oil or
    thousand cubic feet of natural gas.............    $     26.20       $    20.52           --          $    1.58(1)
  Percent change versus prior year's quarter.......           +28%                            --%
Production volumes (barrels of oil or
    thousand cubic feet of natural gas)............         63,986           68,942           --            138,342
  Percent change versus prior year's quarter.......            -7%                          -100%
-----------------

(1) The contract price prior to adjusting for British thermal unit content was $2.02 per thousand cubic feet of natural gas.

         Oil Revenues. Oil revenues were $1,676,000 during the first nine months of 2003, a 19% increase compared to the same period of 2002. During the first nine months of 2003, our average oil prices were 28% higher than in the same period of the prior year, while oil production quantities declined by 7%. Oil revenues in 2003 increased from 2002 levels by approximately $392,000 due to higher oil prices, offset by approximately $130,000 related to normal production declines.

         Gas Revenues. Gas revenues were $0 during the first nine months of 2003, down 100% from the same period of 2002. As part of our Fences I settlement with POGC, in early 2003, we agreed to assign our interest in the Kleka 11 well, along with the related accounts receivable, to POGC as soon as possible in order to conserve cash while reducing the balance of our liability to POGC. Accordingly, we stopped recording gas sales in 2003.

         Lease Operating Costs. Lease operating costs were $1,118,000 during the first nine months of 2003, an increase of 8% compared to $1,031,000 during the same period of 2002. The increase was due primarily to workover expenses and higher third-party maintenance activities incurred during the first nine months of this year. Lease operating costs incurred during the first nine months of 2002 include approximately $24,000, or an estimated $0.16 per thousand cubic feet of natural gas produced, associated solely with the Kleka 11 well, while Kleka operating costs during the same period of 2003 were $0. Operating costs for the first nine months of 2003 increased approximately $194,000 due to higher lifting costs, offset by approximately $107,000 related to lower oil production and gas production.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $406,000 during the first nine months of 2003, an increase of 4% compared to $389,000 during the same period of 2002.

         DD&A Expense - E&P. DD&A expense for producing properties was $182,000 during the first nine months of 2003, an increase of $4,000 compared to $178,000 during the same period of 2002. DD&A expense incurred during the first nine months of 2002 includes approximately $157,000 associated with the Kleka 11 well, while Kleka-related DD&A expense during the same period of 2003 was $0. The Kleka decrease was partially offset by higher DD&A charges at our domestic properties, due to the net book value of those assets being increased as a result of the adoption of SFAS 143.

         Oilfield Services

         Oilfield Services Revenues. Oilfield services revenues were $76,000 during the first nine months of 2003, a decrease of 81% from $401,000 recorded during the same period of 2002. During the first nine months of this year, the contract drilling industry was at a virtual standstill in the area where we operate. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

         Oilfield Services Costs. Oilfield services costs were $226,000 during the first nine months of 2003, down from the $443,000 incurred in the same period of 2002. In general, oilfield services costs are directly associated with oilfield services revenues. The bulk of the costs in 2003 relates to downtime maintenance costs associated primarily with our drilling rig. Oilfield services costs will also continue to fluctuate year to year based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $222,000 during the first nine months of 2003, a decrease of $31,000 compared to $253,000 during the same period of 2002.

         Nonsegmented Information

         Amortization of Deferred Compensation (G&A). Amortization of deferred compensation was $54,688 during the first nine months of 2002, compared to $0 during the same period of 2003. On April 5, 2001, we extended the term of options to purchase 125,000 shares of the Company's common stock that were to expire during 2001 for a period of two years, with a one-year vesting period. On August 4, 2000, we extended the term of options and warrants to purchase 678,000 shares of our common stock that were to expire during 2000 for a period of two years, with a one-year vesting period. In accordance with FIN 44 "Accounting for Certain Transactions Involving Stock Compensation," we incurred total noncash deferred compensation costs of $1.8 million associated with the option extensions, to be amortized over their respective one-year vesting periods from the date of extension. The deferred compensation associated with these transactions was fully amortized as of September 30, 2002.

         G&A Costs. G&A costs were $1,569,000 during the first nine months of 2003, a 6% decrease from the $1,675,000 recorded for the same period of 2002.

         Interest and Other Income. We recorded $19,000 in interest and other income during the first nine months of 2003, compared to $122,000 during the first nine months of 2002. The bulk of other income in 2002 was related to the amortization of an option premium that resulted from granting RRPV an option to purchase gas from our properties in Poland.

         Interest Expense. Interest expense was $691,000 during the first nine months of 2003, compared to $361,000 during the same period of 2002. We began accruing interest on our POGC obligation in the fourth quarter of 2002. In addition, the interest rate on our RRPV obligation was increased from 9.5% to 12% as of March 9, 2003. The rate was subsequently reduced to 9% as of September 3, 2003.

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

         General. As of September 30, 2003, we had approximately $4.9 million of cash and cash equivalents and working capital of approximately $2.6 million In addition to our stated liabilities at September 30, 2003, we have a remaining work commitment of $5.4 million that must be satisfied in order to earn a 49.0% interest in our Fences I project area.

         Subsequent to September 30, 2003, we received proceeds of approximately $1.9 million, net of placement costs, from the sale of 726,173 shares of common stock and five-year warrants to purchase at $3.75 per share an aggregate of 726,173 additional shares (see Note 10 of the Notes to the Consolidated Financial Statements). If, as we anticipate, CalEnergy Gas earns a 24.5% interest in the Fences I project area, thereby reducing our retained interest to 24.5%, CalEnergy Gas's $10.4 million earn-in will satisfy the balance of our $5.4 million work commitment to POGC in the Fences I project area and provide cash for our other commitments, which will further improve our financial outlook.

         To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities, and agreements with industry participants that funded our share of costs in certain exploratory activities in order to earn an interest in our properties. We recently received approximately $1.9 million in net proceeds from the sale of securities (see Note 10 of the Notes to the Consolidated Financial Statements). However, the continuation of our exploratory efforts in Poland is dependent on raising additional capital or on arranging industry funding for such exploration, and our efforts have and continue to be concentrated on both of these objectives. The availability of such capital will affect the timing, pace, scope and amount of our future capital expenditures. We cannot assure that we will be able to obtain additional financing, reduce expenses, or successfully complete other steps to continue as a going concern. If we are unable to obtain sufficient funds to satisfy our future cash requirements, we may be forced to curtail operations, dispose of assets, or seek extended payment terms from our vendors. Such events would materially and adversely affect our financial position and results of operations.

         Working Capital (current assets less current liabilities). Our working capital was $2,644,000 as of September 30, 2003, an improvement of $11,794,000 from our working capital deficit at December 31, 2002, of $9,150,000. This improvement is principally a result of the private placements of common and preferred stock discussed earlier, but does not give effect to the receipt of net proceeds from the sale of securities subsequent to September 30, 2003. Our current liabilities include $2.2 million of costs related to our Fences I project in Poland and a $3.3 million note payable to RRPV, which have current maturity dates of December 31, 2003.

         Operating Activities. Net cash used in operating activities was $2,354,000 during the first nine months of 2003, an increase of $489,000 compared to $1,865,000 in net cash used during the same period of 2002. This increase in cash used is a direct reflection of the reduction of our outstanding accounts payable and accrued liabilities.

         Investing Activities. We spent $6,014,000 in investing activities during the first nine months of 2003. During this period, we deposited the remaining principal balance of our note to RRPV into an escrow account in its favor. In addition, we used $2.1 million to pay liabilities associated with oil and gas property additions from prior years. Also included in this amount is a deposit with CalEnergy in the amount of $366,000 to cover drilling expenses for the Zaniemysl well, in the event costs exceed an agreed upon target amount. We also spent $194,000 related to our proved properties and oilfield equipment in the United States. In the first nine months of 2002, we spent $164,000 in investing activities , also related to our proved properties and oilfield equipment in the United States.

         Financing Activities. During the first nine months of 2003, we completed private placements of common and convertible preferred stock resulting in proceeds after offering costs of approximately $14,638,000. We used $1,675,000 of the proceeds to pay down our RRPV note and incurred loan fees relating to our new agreement with RRPV of $100,000. We received no cash from financing activities during the first half of 2002.

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

Critical Accounting Policies

         A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements contained in the amended annual report on Form 10-K/A for the year ended December 31, 2002. We believe the application of these accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial condition and cash flows.

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Our management reviews these estimates and assumptions based on historical experience, changes in business conditions, and other relevant factors that it believes to be reasonable under the circumstances. In any given reporting period, actual results could differ from the estimates and assumptions used in preparing our financial statements.

         Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates, and the disclosures set forth below with the Audit Committee of our Board of Directors. We believe our critical accounting policies include those addressing the recoverability and useful lives of assets, the retirement obligations associated with those assets, and the estimates of oil and gas reserves.

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

         The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. The forward-looking statements included in this report are made only as of the date of this report. We disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Foreign Currency Risk

         We have entered into various agreements in Poland, primarily in U.S. dollars or the U.S. dollar equivalent of the Polish zloty. We conduct our day-to-day business on this basis as well. Our cash payment, with a balance due of approximately $2.1 million as of September 30, 2003, to POGC on or before December 31, 2003, is expressed in Polish zlotys. The Polish zloty is subject to exchange rate fluctuations that are beyond our control. We do not currently engage in hedging transactions to protect ourselves against foreign currency risks, nor do we intend to do so in the foreseeable future.


                         ITEM 4. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2003, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2003, our disclosure controls and procedures were effective.

         There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 22, 2003, and August 11, 2003, we sold 2,476,637 and 788,500
Units, respectively, with each Unit consisting of one share of common stock and a warrant to purchase one share of common stock at $3.75 per share, in a private placement of securities to nine purchasers, raising a total of $8.8 million after offering costs. Each of the purchasers was an accredited investor who was provided with a private placement memorandum detailing our business and financial information, including copies of our periodic reports as filed with the Securities and Exchange Commission, and who was provided with the opportunity to ask questions directly of our executive officers. The warrants are exercisable anytime between July 22, 2004, and July 22, 2008.

         The net proceeds from the offering, plus our available cash, were used to reduce our obligation to RRPV by approximately $3.3 million, our obligation to POGC by approximately $2.5 million, and have been allocated to fund ongoing geological and geophysical costs in Poland, and support ongoing prospect marketing and general and administrative costs.

         On September 12, 2003, we issued 4,930 shares of common stock to a consultant that provided financial consulting and advisory services to us. That consultant completed its own evaluation of us and was provided with our business and financial information, including copies of our periodic reports as filed with the Securities and Exchange Commission, and was provided with the opportunity to ask questions directly of our executive officers.

         No underwriter participated in any of the foregoing sales and offerings.

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


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The following exhibits are filed as a part of this report:

                   SEC
   Exhibit      Reference
    Number        Number                            Title of Document                                Location
-------------- ------------ ------------------------------------------------------------------- -------------------
   Item 31                  Rule 13a-14(a)/15d-14(a) Certifications
-----------------------------------------------------------------------------------------------
    31.01            31     Certification of Chief Executive Officer Pursuant to Rule 13a-14    Attached
    31.02            31     Certification of Chief Financial Officer Pursuant to Rule 13a-14    Attached

                   SEC
   Exhibit      Reference
    Number        Number                            Title of Document                                Location
-------------- ------------ ------------------------------------------------------------------- -------------------

   Item 32                  Section 1350 Certifications
-----------------------------------------------------------------------------------------------
    32.01            32     Certification of Chief Executive Officer Pursuant to 18 U.S.C.      Attached
                            Section 1350, as Adopted Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002
    32.02            32     Certification of Chief Financial Officer Pursuant to 18 U.S.C.      Attached
                            Section 1350, as Adopted Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         During the quarter ended September 30, 2003, FX Energy filed the following reports on Form 8-K:

                    Date of Event Reported             Item(s) Reported
                  ---------------------------  -------------------------------

                  September 5, 2003                  Item 5. Other Events
                  September 24, 2003                 Item 5. Other Events

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FX ENERGY, INC.
                                                    (Registrant)


Date:  November 12, 2003                        By  /s/ David N. Pierce
                                                   -----------------------------
                                                   David N. Pierce, President,
                                                   Chief Executive Officer



Date:  November 12, 2003                        By  /s/ Thomas B. Lovejoy
                                                   -----------------------------
                                                   Thomas B. Lovejoy,
                                                   Chief Financial Officer