Form 10-K
period 2003-12-31
FX ENERGY INC
filed 2004-03-15
CIK 907649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                        Commission File Number: 000-25386

                                 FX ENERGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                        87-0504461
     --------------------------------                     ---------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

   3006 Highland Drive, Suite 206, Salt Lake City, Utah            84106
   ----------------------------------------------------          ----------
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

                         Common Stock, Par Value $0.001
                         Preferred Stock Purchase Rights
                       ----------------------------------
                                (Title of class)

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

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2003, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $52,835,000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of February 27, 2004, FX Energy had outstanding 27,510,930 shares of its common stock, par value $0.001.

         DOCUMENTS INCORPORATED BY REFERENCE. FX Energy's definitive Proxy Statement in connection with the 2004 Annual Meeting of Stockholders is incorporated by reference in response to Part III of this Annual Report.

--------------------------------------------------------------------------------
                                 FX ENERGY, INC.
              Form 10-K for the fiscal year ended December 31, 2003
--------------------------------------------------------------------------------


                                Table of Contents


   Item                                                                    Page
------------                                                              ------
                                     Part I
    --       Special Note on Forward-Looking Statements..................   3
  1 and 2    Business and Properties.....................................   4
     3       Legal Proceedings...........................................  19
     4       Submission of Matters to a Vote of Security Holders.........  19

                                     Part II
     5       Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................  20
     6       Selected Financial Data.....................................  22
     7       Management's Discussion and Analysis of Financial
             Condition and Results of Operation..........................  23
    7A       Quantitative and Qualitative Disclosures about Market Risk..  33
     8       Financial Statements and Supplementary Data.................  33
     9       Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.........................  34
    9A       Controls and Procedures.....................................  34

                                    Part III
    10       Directors and Executive Officers of the Registrant..........  35
    11       Executive Compensation......................................  35
    12       Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters..................  35
    13       Certain Relationships and Related Transactions..............  35
    14       Principal Accountant Fees and Services......................  35

                                     Part IV
    15       Exhibits, Financial Statement Schedules and Reports
             on Form 8-K.................................................  36
    --       Signatures..................................................  40
    --       Report of Independent Auditors.............................. F-1

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

         o the ability to economically develop and market discovered reserves;

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

         o        foreign currency exchange rate fluctuations;

         o uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Poland, including events that may occur related to its European Union accession; and

         o        other factors that are not listed above.

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

                                     PART I

--------------------------------------------------------------------------------
                     ITEMS 1 AND 2. BUSINESS AND PROPERTIES
--------------------------------------------------------------------------------

Introduction

         We are an independent oil and gas company focused on exploration, development and production opportunities in the Republic of Poland in association with the Polish Oil and Gas Company, or POGC, and others, as discussed below. We believe the cooperative working environment with POGC in Poland allows us to operate effectively with in-country operating and technical personnel, access geological and geophysical data readily, and interact in general with governmental and industry contacts in Poland.

         We are focused on Poland because we believe it provides attractive oil and gas exploration and production opportunities. In our view, these opportunities exist because the country was closed to competition from foreign oil and gas companies for many decades. As a result, we believe its known productive areas are underexplored, underdeveloped and underexploited today. Poland is a net importer of oil and gas, and its fiscal regime is favorable to foreign investment, which reinforce the attractiveness of Poland.

         We believe the gas-bearing Rotliegendes sandstone reservoir rock in Poland's Permian Basin is a direct analog to the Southern North Sea gas basin offshore England, and represents a largely untapped source of potentially significant gas reserves. We believe that we are uniquely positioned, because of our land position, our relationship with POGC, our significant working interests, and our current financial condition, to exploit this untapped potential and create substantial growth in oil and gas reserves and cash flows for our stockholders.

         References to us in this report include FX Energy, Inc., our subsidiaries and the entities or enterprises organized under Polish law in which we have an interest and through which we conduct our activities in that country.

Strategy

         We seek the rewards of high potential exploration while endeavoring to minimize our exposure to the risks normally associated with exploration. Historically, we have compensated for our small size and limited capital with farmout arrangements in which we convey an interest in our exploration projects in exchange for contribution of the financial and technical resources by larger industry participants. As a result of raising $25.4 million in net proceeds from the sale of securities, converting $3.6 million of outstanding debt to securities, and forming our Technical Advisory Panel discussed below, as circumstances warrant, we now anticipate that we will rely principally on our own financial and technical resources in drilling prospects for our own account or under our sharing arrangements with POGC.

         We concentrate on underexplored acreage in productive fairways or geologic trends where we believe we have the opportunity to find significant gas reserves with lower risk. Our strategy is to:

         o acquire large acreage positions in underexplored areas of known production fairways, particularly where there has been little or no exploration for many years;

         o carry out the work necessary to advance these properties toward exploration drilling, including collecting, evaluating and reprocessing data, identifying prospects that we believe merit drilling based on available data and preparing a detailed exploration work program; and

         o either drill these prospects for our own account, or where circumstances warrant, market interests in these properties to industry participants on terms that will provide the funds necessary for exploration.

         Our primary strategic relationship is with POGC, a fully integrated oil and gas company owned by the Treasury of the Republic of Poland, which is

Poland's principal domestic oil and gas exploration entity. Under our existing agreements, POGC provides us with access to exploration opportunities, important previously-collected exploration data, and technical and operational support.

Technical and Advisory Panel

         In February 2003, we announced the creation of a Technical and Advisory Panel, consisting of three individuals with decades of combined experience to advise and consult with management in connection with the three "Fences" project areas. Their responsibilities include assisting us in defining and exploiting the potential of our projects in Poland and in attracting funding and/or industry participation for that effort as we deem necessary. The Technical and Advisory Panel consists of the following three individuals:

         Richard Hardman, CBE, has built a career in international exploration over the past 40 years in the upstream oil and gas industry as a geologist in Libya, Kuwait, Colombia, and Norway. In the United Kingdom, his career encompasses almost the whole of the exploration history of the North Sea - 1969 to the present. With Amerada Hess from 1983 to 2002, as Exploration Director and later Vice President Exploration, he was responsible for key Amerada North Sea and international discoveries, including Valhall, Scott and South Arne fields. Mr. Hardman was made Commander of the British Empire in the New Year Honours, 1998, and has served as the Chairman of the Petroleum Society of Great Britain, President of the Geological Society, and President of the European Region of AAPG Europe. Mr. Hardman was appointed to our board of directors in October 2003, and was designated the Chairman of our Technical and Advisory Panel.

         Steven McTiernan has over 30 years of diverse energy industry and banking experience as a petroleum engineer with Amoco, Mesa, and British Petroleum, and as a banker with Chase Manhattan, CIBC and NatWest. He was the Global Head of Oil & Gas for Chase in New York and for NatWest in London. Mr. McTiernan advised FX Energy in connection with the 2003 farmout of the Fences I project area to CalEnergy Gas (Holdings) Ltd.

         Robert J.J. Hardy, Ph.D., served 11 years with Amerada Hess from 1990 to 2001 where he was in charge of the geophysical operations group in London with responsibility for Northwest Europe (including the North Sea) and International. He has considerable experience in all aspects of the design, acquisition and processing of 2-D, 3-D and 4-D projects and has applied advanced analytical methodologies on over 500 geophysical projects including projects dealing with complex salt swells, gas cloud problems and structural imaging. He identified the need for and established a multidisciplinary team incorporating specialized seismic attributes for complex structures in the North Sea, resulting in improved appraisal strategy and successful drilling. In 2003, Dr. Hardy joined the Geology Department of Trinity College Dublin to establish a basin analysis group to conduct research programs in multiple suppression, depth imaging and attribute interpretation. Dr. Hardy holds a Ph.D. in Geophysics from Cambridge University and a B.Sc. Geology and Geophysics 1st Class from the University of Durham. Dr. Hardy is guiding the Company's seismic acquisition, processing and reprocessing projects in the Fences project areas.

Project Area Summary

         Our ongoing activities in Poland are conducted in five project areas:
Fences I, II and III, Pomeranian and Wilga. We are currently working almost exclusively on the three Fences project areas, where we believe the gas-bearing Rotliegendes sandstone reservoir rock in Poland's Permian Basin is a direct analog to the Southern North Sea gas basin offshore England. We are focused in the Fences area because there have been substantial gas reserves developed and produced by POGC in this Rotliegendes trend, and we have concluded that there are likely to be substantial additional gas and oil reserves in the same horizons that can be identified through the application of geophysical techniques that have not previously been applied in this area in Poland.

     Fences

         Fences I project area is 265,000 acres (1,074 sq. km.) in western Poland's Permian Basin. Several gas fields located in the Fences I block are excluded or "fenced off" from our exploration acreage. These fields, discovered by POGC between 1974 and 1982, produce from Rotliegendes sandstone reservoirs. In April 2000, we agreed to spend $16.0 million on exploration costs in the Fences I project area to earn a 49% interest. As of December 31, 2003, we had completed $10.7 million of our $16.0 million earn-in requirement. We expect that the balance of our earning requirement will be met by the approximately $2.5 million in costs paid by CalEnergy Gas associated with the Zaniemysl-3 well, the costs of drilling the initial test well on the Rusocin prospect, and the acquisition and reprocessing of additional seismic in the Fences I area scheduled for 2004.

         Fences II project area is 670,000 acres (2,715 sq. km.) located north of and contiguous with the Fences I block. POGC's Radlin field forms part of the Fences II's southern border. Under a January 2003 agreement, we have the right to earn a 49% interest from POGC, subject to satisfactory completion of our obligations in Fences I and our expenditure of $4.0 million in exploration costs. We expect to satisfy the earning requirements during 2004 by continuing our ongoing two-dimensional, or 2-D, seismic reprocessing, along with drilling the initial well at the Sroda prospect.

         Fences III project area is 770,000 acres (3,122 sq. km.) located approximately 25 miles south of Fences I, where we own 100% of the exploration rights. As with the Fences I block, several gas fields located in the Fences III block are fenced off from the exploration acreage. These fields, discovered by POGC between 1967 and 1976, produced from both Rotliegendes sandstone and Zechstein (Ca1 and Ca2) carbonate reservoirs.

         The Fences I, II and III project areas (a total of 1.7 million gross acres or 6,911 sq. km.) are all within an area of underexplored Rotliegendes sandstone. To our knowledge, no exploration program focused on Rotliegendes gas reserves has been undertaken in Poland using the technology available today, and no sustained exploration effort has been made in the three Fences project areas for Rotliegendes gas fields in the last 20 years.

         Along with our partners, POGC and CalEnergy Gas (Holdings) Ltd., we recently drilled and will be completing for production, as discussed below, the Zaniemysl-3 well on the Fences I prospect. During the balance of 2004, our objectives with respect to the Fences area are threefold:

         o develop a complete subsurface seismic picture of the Rotliegendes and Zechstein (Ca1 and Ca2) horizons across our entire acreage, building an inventory of high potential, drillable prospects;

         o drill at least four more wells in the Fences I and II areas, including the initial tests on the Rusocin and Sroda prospects; and

         o        endeavor to expand our holdings in and around the Fences area.

         More detailed information concerning the Fences area and our exploration history there can be found under the section Exploration, Development and Production Activities in Poland below.

     Pomeranian

         The Pomeranian project area consists of exploration rights covering approximately 2.2 million gross acres lying along the underexplored northern edge of the Permian Basin in northwestern Poland. We are the operator and have a 100% interest in the Pomeranian project area, except for Block 108, where we have an 85% interest and POGC has a 15% interest. The Pomeranian project area is relatively unexplored and has had little oil and gas production. Although we believe the Pomeranian project area has very significant potential, we have made the decision to drop this acreage to focus on the much lower risk Rotliegendes and Zechstein plays in the Fences area.

     Wilga

         The Wilga project area in central southeast Poland consists of exploration rights on approximately 250,000 gross acres held by us, Apache Corporation and POGC in Block 255, where the Wilga 2 discovery well is located. We have a 45% working interest in the Wilga project area, which is operated by Apache Corporation. We and our partners successfully completed an extended flow test on the Wilga 2, confirming that the well is capable of producing at a commercial rate, but the well continues to be shut-in. We have no current plans to place this well into commercial production in light of the required capital investment in pipeline and facilities. No further exploration is planned for the block at this time, and we may farm-out or sell our interest.

Exploration, Development and Production Activities in Poland

     Polish Exploration Rights

         As of December 31, 2003, we had the right to earn or had earned oil and gas exploration rights in Poland in the following gross acreage components:

                                                                        Operator
                                                     -----------------------------------------------     Total
                                                       FX Energy         Apache           POGC          Acreage
                                                     --------------- --------------- --------------- ---------------
         Project Area:
           Fences I(1)...............................          --              --          265,000        265,000
           Fences II(2)..............................          --              --          670,000        670,000
           Fences III(3).............................     770,000              --               --        770,000
           Pomeranian(4).............................   2,200,000              --               --      2,200,000
           Wilga(5)..................................          --         250,000               --        250,000
                                                     --------------- --------------- --------------- ---------------
             Total gross acreage.....................   2,970,000         250,000          935,000      4,155,000
                                                     =============== =============== =============== ===============
-------------------------

(1) In April 2000, we entered into an agreement with POGC to earn 49% of POGC's 100% interest in the Fences I project area by spending $16.0 million of exploration costs.
(2) In January 2003, we entered into an agreement with POGC to earn 49% of POGC's 100% interest in the Fences II project area by completing our Fences I work requirement, and by spending $4.0 million of exploration costs.
(3) In March 2003, we entered into an agreement with the Ministry of the Environment in Poland to earn a 100% interest in the Fences III project area by spending approximately $1.5 million of exploration costs.
(4) We own a 100% interest in the Pomeranian project area, except for Block 108 (approximately 250,000 acres), where we own an 85% interest and POGC owns a 15% interest. We have decided to drop all of the Pomeranian acreage.
(5) We own a 45% interest, Apache owns a 45% interest and POGC owns a 10% interest in the Wilga project area.

         As we explore and evaluate our acreage in Poland, we expect to increasingly focus our operational and financial efforts on known productive trends and recent discoveries. As we do so, we may elect not to retain our interest in acreage that we determine carries a higher exploration risk.

     Exploratory Activities in Poland

         Fences I Project Area

         In April 2000, we agreed to spend $16.0 million on exploration costs in the Fences I project area to earn a 49% interest. POGC is obligated to pay its 51% share of any costs in excess of $16 million. As of December 31, 2003, we have incurred expenditures of approximately $10.7 million toward the $16.0 million earn-in requirement, leaving a remaining work commitment of $5.3 million. Our remaining commitment will be further reduced by all costs paid for by CalEnergy Gas (Holdings) Ltd. in connection with the Zaniemysl-3 well, discussed below, which we expect to be approximately $2.5 million.

         The Rotliegendes is the primary target horizon throughout most of the Fences I project area, at depths from about 2,800 to 3,200 meters, except along the extreme southwest portion where the target reservoir is carbonates of the lower Permian. During 2000, we drilled the Kleka 11, our first Rotliegendes target, which began producing in early 2001. During 2001, we drilled the Mieszkow 1, an exploratory dry hole. The Mieszkow well demonstrated the need to apply modern seismic processing and to assure careful handling of velocities in seismic interpretation. In 2002, we reprocessed approximately 1,200 kilometers of existing two-dimensional, or 2-D, seismic data that had not previously been processed with modern geophysical techniques, covering most of the Fences I area. POGC has since begun reprocessing some of the existing three-dimensional, or 3-D, data covering the Fences I area.

         In late 2002, as part of our discussions with POGC concerning the CalEnergy Gas (Holdings) Ltd. Farmout Agreement and the opportunity to participate with pogc in other exploration projects, we reaffirmed our intent to fulfill the $16.0 million earn-in requirement with pogc and entered into an agreement to restructure our payments to pogc. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation:
Introduction--Fences I Settlement Agreement. As part of our future payments towards a $4.4 million accrued liability at December 31, 2002, we agreed to pay to POGC a certain amount of cash, assign all of our rights to the Kleka 11 well to POGC, and offset against that liability $0.6 million recorded as accounts receivable as of December 31, 2002, for Kleka gas sales.

         During 2003, we paid a total of $2.9 million in cash and recorded a $190,000 value added tax liability in partial settlement of the $4.4 million liability to POGC. When we complete the assignment of the Kleka 11 well, we believe we will have satisfied this liability in full. As of December 31, 2003, we had estimated proved developed producing gas reserves, as determined by an independent engineer, with an estimated net present value, discounted at 10%, of approximately $1.1 million related to our interest in the Kleka 11 well. We continue to discuss with POGC the amount we will be credited for assigning to it the Kleka well. Should POGC not concur with the independent engineer's assessment of reserves, we may be required to pay additional cash to settle the remaining $1.1 million liability to POGC.

         In January 2003, we entered into a farmout agreement with CalEnergy Gas, the upstream gas business unit of MidAmerican Energy Holdings Company, whereby CalEnergy Gas had the right, but not the obligation, to earn a 24.5% interest in the entire Fences I project area by spending a total of $10.4 million, including the cost to drill two wells and certain cash payments to us. Following completion of the Zaniemysl-3 well in early 2004, CalEnergy Gas requested more than a six-month extension in which to undertake an additional technical evaluation before committing to an additional exploration well. We and POGC elected instead to proceed without delay to select a specific drillsite in the Rusocin prospect in Fences I and to proceed with drilling as soon as possible. Accordingly, CalEnergy Gas no longer has the right to participate in our right to earn a 49% interest in the Fences I project area, except for the approximately 2,200 acre Zaniemysl field, in which we and CalEnergy Gas each hold a 24.5% interest. For details of our agreement with CalEnergy Gas (Holdings) Ltd., see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation: Introduction--CalEnergy Gas Agreement.

         The operating committee approved the Zaniemysl prospect as the first well to be drilled under this farmout agreement and drilling commenced in October 2003. In February 2004, we announced that the Zaniemysl-3 exploratory well in the Fences I project area was commercial and encountered approximately 38 net meters (125 feet) of porous gas bearing Rotliegendes sandstone. During a drill stem test of the top 18 meters of the structure, the well flowed at a stabilized rate of approximately 12.5 million cubic feet of gas per day. Together with our partners, POGC and CalEnergy Gas, we are evaluating how to best produce and exploit the Zaniemysl structure. Further analysis of the core, log and pressure data will be required before reserve numbers can be established. A 10-mile pipeline will be required to tie into the POGC grid near the Radlin field. We are currently planning to drill two additional exploratory wells in Fences I in 2004, including the first well in the Rusocin prospect, which we hope will be the first well in a continuous drilling program in Fences I, utilizing the same drilling rig. We have no plans to seek a farmout with an industry participant.

         Fences II Project Area

         In early 2002, Conoco, Inc., Ruhrgas and POGC drilled a dry hole in the northeast of the Fences II area. The well, although dry, did confirm the presence of reservoir quality Rotliegendes sandstone at a depth of more than 3,700 meters, which makes virtually the entire block prospective for Rotliegendes, subject to accurate geophysical resolution of the trapping features.

         A significant amount of geological and geophysical work was completed by POGC and Conoco before Conoco's withdrawal from the project at the end of 2002 and made available to us by POGC. As a result, we were able to immediately identify drill-ready prospects in the Fences II project area. We are currently reprocessing approximately 2,600 kilometers of 2-D seismic data, which will complement the 1,200 kilometers reprocessed in 2002, to develop a complete subsurface picture of the Rotliegendes and Zechstein horizons, and are planning to drill at least two exploratory wells in this area in 2004, including the initial test of the Sroda prospect. As with the Rusocin prospect, we hope the Sroda test will be the first well in a continuous drilling program in Fences II.
 We have no plans to seek a farmout with an industry participant.

         Fences III Project Area

         We have assembled the existing seismic data, which includes seismic in the northern 30% of the Fences III project area. We have evaluated the seismic data for reprocessing and plan to carry out a geophysical exploration program to identify leads and prospects that merit drilling. At this time, we intend to carry out this work before deciding whether to drill on our own or seek a farmout with an industry participant.

The Republic of Poland

         The Republic of Poland is located in central Europe, has a population of approximately 39 million people, and covers an area comparable in size to New Mexico. During 1989, Poland peacefully asserted its independence and became a parliamentary democracy. Since 1989, Poland has enacted comprehensive economic reform programs and stabilization measures that have enabled it to form a free-market economy and turn its economic ties from the east to the west, with most of its current international trade with the countries of the European Union and the United States. The economy has undergone extensive restructuring in the post-communist era. The Polish government credits foreign investment as a forceful growth factor in successfully creating a stable free-market economy. According to the Polish Foreign Investment Agency, cumulative foreign direct investment flow into Poland is estimated to have aggregated approximately $68 billion from 1989 through mid-2003.

         Since its transition to a market economy and a parliamentary democracy, Poland has experienced significant economic growth and political change. Poland has developed and is refining legal, tax and regulatory systems characteristic of parliamentary democracies with interpretation and procedural safeguards. The Polish government has generally taken steps to harmonize Polish legislation with that of the European Union in anticipation of Poland's entry into the European Union in May 2004 and to facilitate interaction with European Union members. Since 1995, the Polish corporate income tax rate has been gradually reduced and is at 19% of taxable income as of January 1, 2004.

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

         Prior to becoming a parliamentary democracy during 1989, the exploration and development of Poland's oil and gas resources were hindered by a combination of foreign influence, a centrally-controlled economy, limited financial resources, and a lack of modern exploration technology. As a result, Poland is currently a net energy importer. Oil is imported primarily from countries of the former Soviet Union and the Middle East, and gas is imported primarily from Russia. In the early 1990s, the World Bank loaned Poland $250 million to fund the purchase of new exploration and drilling equipment for Poland's oil and gas industry to help shift its domestic sources of energy consumed from coal to oil and natural gas. Poland has also improved its technical and data gathering capabilities.

         Poland joined NATO in 1998 and will join the European Union in May 2004. In order to achieve member status in the European Union, Poland must raise its environmental standards. In Poland, coal is the dominant energy source. Increased consumption of natural gas, as an alternative to coal, is considered to be a key component in meeting the European Union's strict environmental guidelines for its members. The demand for gas in Poland is expected by some to increase in the future, primarily due to increased economic growth coupled with the conversion to gas from coal as an energy source for power plants. However, to date, the demand for natural gas has remained flat and is predicted by others to remain so over the next decade, due in large part to the fact that natural gas is uneconomical for power generation in Poland compared to coal, which is widely and cheaply produced.

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

         The concession authority has granted us oil and gas exploration rights on the Fences III, Wilga, and Pomeranian project areas, and has granted POGC oil and gas exploration rights on the Fences I and II project areas. The agreements divide these areas into blocks, generally containing approximately 250,000 acres each. Concession licenses have been acquired for surface access to all areas that lie within existing usufructs. The exploration period begins after the date of the last concession signed under each respective usufruct. We believe all material concession terms have been satisfied to date.

         If commercially viable oil or gas is discovered, the concession owner then applies for an exploitation concession, as provided by the usufructs, generally with a term of 25 to 30 years or as long as commercial production continues. Upon the grant of the exploitation concession, the concession owner may become obligated to pay a fee, to be negotiated, but expected to be less than 1% of the market value of the estimated recoverable reserves in place. The concession owner would also be required to pay a royalty on any production, the amount of which will be set by the Council of Ministers, within a range established by legislation for the mineral being extracted. The royalty rate for gas is currently less than $0.03 per Mcf. This rate could be increased or decreased by the Council of Ministers to a rate between $0.02 and $0.08 per Mcf (the current statutory minimum and maximum royalty rate). Local governments will receive 60% of any royalties paid on production. The holder of the exploitation concession license must also acquire rights to use the land from the surface owner. The usufruct owner could be subject to significant delays in obtaining the consents of local authorities or satisfying other governmental requirements prior to obtaining an exploitation concession.

         Fences I Project Area

         The Fences I project area consists of a single oil and gas exploration concession controlled by POGC. Three producing fields (Radlin, Kleka and Kaleje) lie within the concession boundary, but are excluded from the Fences I concession. The concession is for a period of six years ending in September 2007 and carries a work requirement during the first three years of one exploratory well, 70 square kilometers of 3-D seismic data, and reprocessing of 400 kilometers of 2-D seismic data. The drilling and seismic reprocessing requirements have been completed.

         Fences II Project Area

         The Fences II project area consists of four oil and gas exploration concessions controlled by POGC. The concessions have expiration dates ranging from July 2006 to August 2007, with three-year extension rights. Remaining work commitments in the aggregate include 70 kilometers of 3-D seismic, 250 kilometers of new 2-D seismic, 100 kilometers of seismic reprocessing and drilling four wells.

         Fences III Project Area

         The Fences III project area consists of a single oil and gas exploration concession held by us. Several producing fields lie within the concession boundaries, but are excluded from the Fences III project area. The concession is for a period of six years ending in December 2009 and carries a work requirement during the first two years, which includes the reprocessing of 100 kilometers of existing 2-D seismic, 100 kilometers of new 2-D seismic, and analysis and interpretation of existing well data. Beginning in the third year, there is a drilling requirement of one well.

         Wilga/Block 255 Project Area

         The Wilga project area consists of a single oil and gas exploration concession controlled by Apache. All work commitments have been completed. No further exploration is planned for the block at this time, and we may farm-out or sell our interest.

         Pomeranian Project Area

         The Pomeranian project area consists of 10 oil and gas concessions controlled by us. The concessions are for a period of six years ending in December 2004, when the concession must be relinquished except for lands within exploitation concessions or for which an application for an exploitation concession has been filed. We have decided to drop this acreage to focus on the much lower risk Rotliegendes and Zechstein plays in the Fences area.

         As of December 31, 2003, all required usufruct/concession payments had been made for each of the above project areas.

     Production, Transportation and Marketing

         Poland has a network of gas pipelines and crude oil pipelines traversing the country serving major metropolitan, commercial, industrial and gas production areas, including significant portions of our acreage. Poland has a well-developed infrastructure of hard-surfaced roads and railways over which we believe oil produced could be transported for sale. There are refineries in Gdansk and Plock in Poland and one in Germany near the western Polish border that we believe could process crude oil produced in Poland. Should we choose to export any oil or gas we produce, we will be required to obtain prior governmental approval.

         During early 2001, we and POGC constructed a pipeline from the Kleka 11 well approximately four kilometers to POGC's Radlin field gas processing facility and began selling gas produced to POGC at a price of $2.02 per MMBtu under a five-year contract that may be terminated by us with a 90-day written notice. As part of our restructured agreement with POGC, we agreed to assign our interest in the Kleka 11 well, including amounts representing unpaid gas sales, to POGC to reduce the outstanding obligation to POGC. Accordingly, we received no net gas production from the Kleka 11 well in 2003, our only producing well in Poland. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         We did not have any oil or gas production in Poland during 2003. The following table sets forth our average net daily gas production, average sales price and average production costs associated with our Polish gas production during 2002 and 2001:

                                                          2003       2002       2001
                                                          ----       ----       ----
         Polish producing property data:
           Average daily net gas production (Mcf)(1)...     --         494        800
           Average sales price per MMBtu(2)............     --      $ 2.02     $ 2.02
           Average production costs per Mcf(3).........     --      $ 0.16     $ 0.16
--------------------

(1) Consists solely of the Kleka 11 well, which began producing on February 22, 2001, and which we agreed to transfer to POGC effective December 2002. Production was reduced during 2002 to control the production of water.
(2) Gross sales prices before downward adjustment of $0.44 per Mcf for caloric content.
(3) Production costs include lifting costs (electricity, fuel, water, disposal, repairs, maintenance, pumper, transportation and similar items). Production costs do not include such items as G&A costs, depreciation, depletion or Polish income taxes.

United States Properties

     Producing Properties

         In the United States, we currently produce oil in Montana and Nevada. All of our producing properties, except for the Rattlers Butte field (an exploratory discovery during 1997), were purchased during 1994. A summary of our average daily production, average working interest and net revenue interest for our United States producing properties during 2003 follows:

                                                     Average Daily Production
                                                              (Bbls)                Average           Average
                                                    ----------------------------    Working         Net Revenue
                                                       Gross           Net         Interest          Interest
                                                    ------------- -------------- -------------- -----------------
         United States producing properties:
           Montana:
             Cut Bank............................        239           206             99.6%           86.4%
             Bears Den...........................         10             8             90.0            81.0
             Rattlers Butte......................         29             2              6.3             5.1
                                                    ------------- --------------
               Total.............................        278           216
                                                    ------------- --------------
           Nevada:
             Trap Spring.........................          7             1             21.6            20.0
             Munson Ranch........................         38            13             36.0            34.1
             Bacon Flat..........................         31             4             16.9            12.5
                                                    ------------- --------------
               Total.............................         76            18
                                                    ------------- --------------
                 Total United States producing
                    properties...................        354           234
                                                    ============= ==============

         In Montana, we operate the Cut Bank and Bears Den fields and have an interest in the Rattlers Butte field, which is operated by an industry partner. Production in the Cut Bank field commenced with the discovery of oil in the 1940s at an average depth of approximately 2,900 feet. The Southwest Cut Bank Sand Unit, which is the core of our interest in the field, was originally formed by Phillips Petroleum Company in 1963. An initial pilot waterflood program was started in 1964 by Phillips and eventually encompassed the entire unit with producing wells on 40- and 80-acre spacing. In the Cut Bank field, we own an average working interest of 99.6% in 93 producing oil wells, 27 active injection wells and one active water supply well. The Bears Den field was discovered in 1929 and has been under waterflood since 1990. In the Bears Den field, we own a 90% working interest in three active water injection wells and five producing oil wells, which produce oil at a depth of approximately 2,430 feet. The Rattlers Butte field was discovered during 1997. In the Rattlers Butte field, we own a 6.3% working interest in two oil wells producing at a depth of approximately 5,800 feet and one active water injection well.

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

     Production, Transportation and Marketing

         The following table sets forth our average net daily oil production, average sales price and average production costs associated with our United States oil production during 2003, 2002 and 2001:

                                                                                    Years Ended December 31,
                                                                              -------------------------------------
                                                                                 2003         2002         2001
                                                                              -----------  -----------  -----------
         United States producing property data:
           Average daily net oil production (Bbls)..........................      234          249          256
           Average sales price per Bbl......................................   $26.29       $21.19       $19.41
           Average production costs per Bbl(1)..............................   $17.22       $14.59       $14.50
----------------------

(1) Production costs include lifting costs (electricity, fuel, water, disposal, repairs, maintenance, pumper, transportation and similar items) and production taxes. Production costs do not include such items as G&A costs, depreciation, depletion, state income taxes or federal income taxes.

         We sell oil at posted field prices to one of several purchasers in each of our production areas. From June 2002 through July 2003, we sold our Montana production, which represents over 85% of our total oil sales, to Plains Marketing Canada L.P. In August 2003, we began selling the majority of our production to CENEX, a regional refiner and marketer. For the first half of 2002 and for the entire year ended December 31, 2001, the bulk of our total oil sales were also to CENEX. Posted prices are generally competitive among crude oil purchasers. Our crude oil sales contracts may be terminated by either party upon 30 days' notice.

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

Proved Reserves

         Proved reserves are the estimated quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions. Our proved oil and gas reserve quantities and values are based on estimates prepared by independent reserve engineers in accordance with guidelines established by the Securities and Exchange Commission, or SEC. Operating costs, production taxes and development costs were deducted in determining the quantity and value information. Such costs were estimated based on current costs and were not adjusted to anticipate increases due to inflation or other factors. No price escalations were assumed and no amounts were deducted for general overhead, depreciation, depletion and amortization, interest expense and income taxes. The proved reserve quantity and value information is based on the weighted average price on December 31, 2003, of $27.53 per Bbl for oil in the United States and $2.60 per Mcf of gas in Poland. The determination of oil and gas reserves is based on estimates and is highly complex and interpretive, as there are numerous uncertainties inherent in estimating quantities and values of proved reserves, projecting future rates of production and timing of development expenditures. The estimated present value, discounted at 10% per annum, of the future net cash flows, or PV-10 Value, was determined in accordance with SFAS No. 69 "Disclosure About Oil and Gas Activities" and SEC guidelines. Our proved reserve estimates are subject to continuing revisions as additional information becomes available or assumptions change.

         Estimates of our proved United States oil reserves were prepared by Larry Krause Consulting, an independent engineering firm in Billings, Montana. Estimates of our proved Polish gas reserves were prepared by Troy-Ikoda Limited, an independent engineering firm in the United Kingdom. No estimates of our proved reserves have been filed with or included in any report to any other federal agency during 2003.

         The following summary of proved reserve information as of December 31, 2003, represents estimates net to us only and should not be construed as exact:

                                               United States                    Poland
                                        ----------------------------  ---------------------------       Total
                                            Oil       PV-10 Value         Gas       PV-10 Value      PV-10 Value
                                        ------------ ---------------  ------------ -------------- ------------------
                                          (MBbls)     (In thousands)    (MMcf)     (In thousands)   (In thousands)
         Proved reserves:
           Developed producing........       991          $  4,934       1,116        $  1,052        $  5,986
           Undeveloped................        --                --       2,844           3,870           3,870
                                        ------------ ---------------  ------------ -------------- ------------------
             Total....................       991          $  4,934       3,960        $  4,922        $  9,856
                                        ============ ===============  ============ ============== ==================

         Our proved developed producing gas reserves in Poland relate solely to the Kleka 11 well in the Fences I project area, which we agreed effective December 2002 to transfer to POGC for a credit against our obligation to it. We continue to discuss with POGC the amount we will be credited for assigning to it the Kleka well. Should POGC not concur with the independent engineer's assessment of reserves summarized above, we may be required to pay additional cash to settle our remaining $1.1 million liability to POGC.

Drilling Activities

         The following table sets forth the exploratory wells that we drilled during the years ended December 31, 2003, 2002 and 2001:

                                                                      Years Ended December 31,
                                                 -------------------------------------------------------------------
                                                         2003                   2002                   2001
                                                 ---------------------  ---------------------  ---------------------
                                                   Gross       Net       Gross        Net       Gross        Net
                                                 ---------- ----------  ---------- ----------  ---------- ----------

         Discoveries:
           United States.......................     --          --        --         --           --         --
           Poland..............................     --          --        --         --            1.0        0.5
                                                 ---------- ----------  ---------- ----------  ---------- ----------
             Total.............................     --          --        --         --            1.0        0.5
                                                 ---------- ----------  ---------- ----------  ---------- ----------

         Exploratory dry holes:
           United States.......................     --          --        --         --           --         --
           Poland..............................     --          --        --         --            2.0        1.0
                                                 ---------- ----------  ---------- ----------  ---------- ----------
             Total.............................     --          --        --         --            2.0        1.0
                                                 ---------- ----------  ---------- ----------  ---------- ----------
         Total wells drilled...................     --          --        --         --            3.0        1.5
                                                 ========== ==========  ========== ==========  ========== ==========

         We did not complete any exploratory wells in 2003 and 2002, and we did not drill any development wells during 2003, 2002 or 2001. At December 31, 2003, we were drilling the Zaniemysl-3 well, which discovered commercial gas in February 2004.

Wells and Acreage

         As of December 31, 2003, our producing gross and net well count consisted of the following:

                                                        Number of Wells
                                                    ------------------------
                                                      Gross         Net
                                                    -----------  -----------
         Well count:
           United States(1).......................      119.0       113.7
           Poland(2)..............................        1.0         0.5
                                                    -----------  -----------
             Total................................      120.0       114.2
                                                    ===========  ===========
-------------------------------
(1) All of our United States wells are producing oil wells. We have no gas production in the United States.
(2) Consists of the Kleka 11, a producing gas well which we agreed to transfer to POGC effective December 2002.

         The following table sets forth our gross and net acres of developed and undeveloped oil and gas acreage as of December 31, 2003:

                                                                   Developed                    Undeveloped
                                                          ----------------------------  ----------------------------
                                                             Gross           Net           Gross           Net
                                                          ----------------------------  ----------------------------
         United States:
           North Dakota.................................          --             --           7,955         5,351
           Montana......................................      10,732         10,418           1,150         1,057
           Nevada.......................................         400            128              37            16
                                                          -------------  -------------  ------------- --------------
              Total.....................................      11,132         10,546           9,142         6,424
                                                          -------------  -------------  ------------- --------------

         Poland: (1)(2)
           Fences I project area(3).....................         225            110              --            --
           Wilga project area...........................         543            244         250,000       113,000
           Pomeranian project area(4)...................          --             --       2,200,000     2,248,000
                                                          -------------  -------------  ------------- --------------
               Total Polish acreage.....................         768            354       2,450,000     2,361,000
                                                          -------------  -------------  ------------- --------------
         Total Acreage..................................      11,900         10,900       2,459,142     2,367,424
                                                          =============  =============  ============= ==============
--------------------------

(1) All gross undeveloped Polish acreage is rounded to the nearest 50,000 acres and net undeveloped Polish acreage is rounded to the nearest 1,000 acres.
(2) Developed acreage in the Fences project areas is attributable only to the Kleka 11 well, which we have now agreed to transfer to POGC. The net acreage amount assumes we spend $16.0 million of exploration expenditures to earn a 49% interest.
(3) Excludes acreage in which we may earn an interest under arrangements reached after December 31, 2003.
(4) We own a 100% interest in the Pomeranian project area, except for Block 108 (approximately 250,000 acres), where we own an 85% interest. We have made the decision to drop all of the Pomeranian acreage.

         In addition to the acreage shown in the above table, we have the right, subject to the satisfactory completion of our earning obligations, to earn acreage in the Fences I, II, and III project areas as shown in the table found under Exploration, Development and Production Activities in Poland: Polish Exploration Rights.

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

         As Poland continues to progress towards its stated goal of becoming a member of the European Union, it is expected to pass further legislation aimed at harmonizing Polish environmental law with that of the European Union. The European Union Treaty of Accession will require divestment by the Polish government of certain portions of the oil and gas business. Changes in the industry ownership may affect the business climate where we operate.

     United States

         State and Local Regulation of Drilling and Production

         Our exploration and production operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, and the plugging and abandoning of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells that may be drilled and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas, and impose certain requirements regarding the ratability of production.

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

Employees and Consultants

         As of December 31, 2003, we had 28 employees, consisting of eight in Salt Lake City, Utah; seventeen in Oilmont, Montana; one in Greenwich, Connecticut; and two in Houston, Texas. Our employees are not represented by a collective bargaining organization. We consider our relationship with our employees to be satisfactory. We also regularly engage technical consultants to provide specific geological, geophysical and other professional services.

         We have no employees residing in Poland but rely on others to conduct field operations or provide services under consulting or other contracts. Our executive officers and other management employees regularly travel to Poland to supervise activities conducted by others under contract on our behalf.

Offices and Facilities

         Our corporate offices, located at 3006 Highland Drive, Salt Lake City, Utah, contain approximately 3,010 square feet and are rented at $2,960 per month under a month-to-month agreement. In Montana, we own a 16,160 square foot building located at the corner of Central and Main in Oilmont, where we utilize 4,800 square feet for our field office and rent the remaining space to unrelated third parties for $875 per month. In Poland, we rent a small office suite for $1,400 per month in Warsaw, at Al. Jerozolimskie 65/79, as an office of record in Poland.

Oil and Gas Terms

         The following terms have the indicated meaning when used in this report:

         "Bbl" means barrel of oil.

         "Btu" means British thermal units.

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

         "Usufruct" means the Polish equivalent of a U.S. oil and gas lease.

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

--------------------------------------------------------------------------------
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

--------------------------------------------------------------------------------
                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

Price Range of Common Stock and Dividend Policy

         The following table sets forth for the periods indicated the high and low closing prices for our common stock as quoted under the symbol "FXEN" on the Nasdaq SmallCap Market since April 2002 and on the Nasdaq National Market previously:

                                                               Low       High
         2004:
           First Quarter (through March 9, 2004)..........   $4.55      $12.45

         2003:
           Fourth Quarter.................................    3.20        5.52
           Third Quarter..................................    2.84        3.30
           Second Quarter.................................    2.81        3.36
           First Quarter..................................    2.60        3.54

         2002:
           Fourth Quarter.................................    2.24        3.04
           Third Quarter..................................    1.83        2.99
           Second Quarter.................................    1.99        2.98
           First Quarter..................................    1.97        3.01

         We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to reinvest any future earnings to further expand our business. We estimate that, as of February 27, 2004, we had approximately 4,200 stockholders.

         Our common stock is currently traded on the Nasdaq SmallCap Market under the symbol FXEN.

Recent Sales of Unregistered Securities

         In November 2003, we received net proceeds of approximately $1.9 million from the sale of 726,173 Units, each Unit consisting of one share of common stock and a five-year warrant to purchase one share of common stock at $3.75 per share, an aggregate of 1,452,346 additional shares. These Units were sold in a private placement of securities to five unaffiliated purchasers pursuant to antidilution provisions of our March 2003 private placement of 2003 Series Convertible Preferred Stock and to one officer.

         In December 2003, we sold 2,362,051 shares of common stock in a private placement of securities to 17 unaffiliated purchasers, raising a total of $9.1 million (net of offering costs of $600,000). The offering was placed privately, primarily through CDC Securities, Inc., and included unaffiliated purchasers pursuant to antidilutive provisions of our March 2003 private placement of 2003 Series Convertible Preferred Stock.

         Net proceeds from these placements will be used to pay geological and geophysical costs, general and administrative and project marketing costs, and our share of further exploration and possible production facilities.

         Each of the purchasers in each transaction was an accredited investor who was provided with a private placement memorandum detailing our business and financial information, including copies of our periodic reports as filed with the Securities and Exchange Commission, and who was provided with the opportunity to ask questions directly of our executive officers.

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

--------------------------------------------------------------------------------
                         ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

         The following selected financial data for the five years ended December 31, 2003, are derived from our audited financial statements and notes thereto, certain of which are included in this report. The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report:

                                                                Years Ended December 31,
                                             ---------------------------------------------------------------
                                                2003        2002         2001         2000         1999
                                             ----------- ------------ ------------ ------------ ------------
                                                        (In thousands, except per share amounts)
Statement of Operations Data:
  Revenues:
    Oil and gas sales....................... $    2,230  $    2,209   $    2,229   $    2,521   $    1,554
    Oilfield services.......................         98         533        1,584        1,290          865
                                             ----------- -----------  -----------  -----------  -----------
      Total revenues........................      2,328       2,742        3,813        3,811        2,419
                                             ----------- -----------  -----------  -----------  -----------
  Operating costs and expenses:
    Lease operating costs (1)...............      1,546       1,365        1,358        1,349          962
    Exploration costs (2)...................        523       1,541        6,544        7,389        3,053
    Proved property impairment (3)..........        161       1,038           --           --           --
    Oilfield services costs.................        190         540        1,301        1,084          642
    Depreciation, depletion and
      amortization..........................        599         618          662          386          494
    Amortization of deferred
      compensation (G&A)....................         --          55        1,078          652           --
    Variable stock option
      compensation (G&A)....................         --          --           --           --         (645)
    Apache Poland general and
      administrative costs..................         --          --          575          957           --
    Accretion expense.......................         37          --           --           --           --
                                             ----------- -----------  -----------  -----------  -----------
    General and administrative..............      3,253       2,440          883        2,654        2,962
                                             ----------- -----------  -----------  -----------  -----------
        Total operating costs and expenses..      6,309       7,597       12,401       14,471        7,468
                                             ----------- -----------  -----------  -----------  -----------

  Operating loss............................     (3,981)     (4,855)      (8,588)     (10,660)      (5,049)
                                             ----------- -----------  -----------  -----------  -----------

  Other income (expense):
    Interest and other income...............         37         119          543          417          377
    Interest expense........................       (788)     (1,189)        (331)          (2)          (7)
    Impairment of notes receivable..........         --          --          (34)          --           --
                                             ----------- -----------  -----------  -----------  -----------
        Total other income (expense)........       (751)     (1,070)         178          415          370

  Net loss before cumulative effect of
change in accounting principle..............     (4,732)     (5,925)      (8,410)     (10,245)      (4,679)

  Cumulative effect of change in
    accounting principle....................      1,799          --           --           --           --

  Net loss..................................  $  (2,933)  $  (5,925)  $   (8,410)  $  (10,245)  $   (4,679)
                                             =========== ===========  ===========  ===========  ===========

                                  - Continued -

                                                                         Years Ended December 31,
                                                        --------------------------------------------------------------
                                                            2003        2002        2001         2000         1999
                                                        ----------- -----------  -----------  -----------  -----------
                                                                               (In thousands)
  Basic and diluted net loss per share:

  Net loss before cumulative effect of change in
    accounting principle..............................  $    (0.24) $    (0.34)  $    (0.48)  $    (0.62)  $    (0.33)

  Cumulative effect of change in
    accounting principle..............................        0.09          --           --           --           --
                                                        ----------- -----------  -----------  -----------  -----------
      Net loss........................................  $    (0.15) $     (0.34) $    (0.48)  $    (0.62)  $    (0.33)
                                                        =========== ===========  ===========  ===========  ===========

  Basic and diluted weighted average
    shares outstanding................................      19,885      17,641       17,673       16,435       14,199

Cash Flow Statement Data:
  Net cash used in operating activities...............  $   (5,561) $   (2,162)  $   (3,248)  $   (6,082)  $   (2,984)
  Net cash provided by (used in) investing activities.      (1,446)       (295)         326       (3,834)      (3,678)
  Net cash provided by (used in) financing activities.      23,673           5        5,000        9,375        6,469

Balance Sheet Data:
  Working capital.....................................  $   16,032  $   (9,150)  $      558   $      616   $    5,459
  Total assets........................................      23,769       5,441        9,168       10,570       10,470
  Long-term debt......................................          --          --        4,907           --           --
  Stockholders' equity................................      21,459      (4,869)         953        8,231        8,367
----------------------

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

Introduction

         2003 was an important year for FX Energy. At the beginning of the year, we were in a tenuous financial situation, with negative working capital of $9.2 million and $700,000 in cash. There was doubt about our ability to continue as a going concern. During the year, we made considerable progress in improving our financial condition. Through private placements of common and preferred stock, we raised $25.4 million (net of offering costs). In addition, we converted $3.6 million of outstanding debt and accrued interest payable into common stock. We also used proceeds from our equity offerings to make payments on our outstanding obligations to POGC. At the end of the year, we had cash of approximately $17.0 million, with working capital of $16.0 million.

         We were also successful in 2003 in launching our exploration program in the Fences I and II prospect areas. We entered into a farmout agreement with CalEnergy Gas, and in October 2003 with POGC and CalEnergy Gas began drilling the Zaniemysl-3 well in the Fences I area. We announced early in 2004 that the well encountered approximately 38 net meters (125 feet) of porous gas-bearing Rotliegendes sandstone. During a drill stem test of the top 18 meters of the structure, the well flowed at a controlled rate of approximately 12.5 million cubic feet of gas per day. Together with our partners, POGC and CalEnergy Gas, we are evaluating how to best produce and exploit the Zaniemysl field. For further discussion concerning the Zaniemysl-3 well and the Fences I and II areas, see Exploration, Development and Production Activities in Poland.

         In early 2003, we also announced the creation of our Technical and Advisory Panel, consisting of three individuals with extensive experience in international oil and gas exploration and investment banking, including extensive experience and success in the Southern North Sea. We believe that the addition of these individuals to our technical team greatly enhanced our exploration expertise and our ability to attract capital.

         We believe that we are now well positioned to carry out our exploration plans in Poland. We believe that we have enough capital to drill at least four additional wells in the Fences I and II areas during 2004, without selling or farming out any of our working interests, in addition to funding increased levels of geological and geophysical costs and ongoing administrative expenses.

         Following is a brief discussion concerning some the significant events that occurred during 2003:

     Private Placements of Common and Convertible Preferred Stock

         In March 2003, we sold 2,250,000 shares of 2003 Series Convertible Preferred Stock in a private placement of securities, raising a total of $5,593,871 after offering costs of $31,129. Each share of preferred stock immediately converted into one share of common stock and one warrant to purchase one share of common stock at $3.60 per share upon registration of the common shares. The warrants to purchase common stock are exercisable anytime between March 1, 2004, and March 1, 2008, and entitle the holders, for a period of 10 days following any new issuances of equity securities or securities convertible or exercisable into equity securities in other than a public offering, to preserve their approximate 16.3% ownership subsequent to this offering by purchasing such new securities issued on the same terms as issued to others. The preferred stock had a liquidation preference equal to the sales price for the shares, which was $2.50 per share. The 2,250,000 shares of 2003 Series Convertible Preferred Stock were converted to our common stock on a one-for-one basis on October 27, 2003, pursuant to a registration statement that became effective on that date.

         Between the months of July and November, 2003, we sold 3,991,310 Units, consisting of one share of common stock and one warrant to purchase one share of common stock at $3.75 per share, raising a total of $10,734,672 after offering costs of $41,685. The warrants to purchase common stock are exercisable one year after closing and expire between July 22, 2008, and November 4, 2008.

         In December 2003, we placed privately 2,362,051 shares of common stock, raising a total of $9,137,021 after offering costs of $571,009. Approximately $6.5 million of the net proceeds came from several European investors including banks, mutual funds, life insurance companies and pension funds located in Germany, Austria, Belgium and Spain. This is the first significant investment in the Company by investors in the European financial community, and we are hopeful that this placement will create additional interest from other European investors.

         The net proceeds from the 2003 offerings were used to reduce the note payable to Rolls-Royce Power Ventures Limited, or RRPV, to reduce the accrued liability to the Polish Oil and Gas Company, and will be used to fund ongoing geological, geophysical and drilling costs in Poland, and support ongoing prospect marketing and general and administrative costs.

     Rolls-Royce Power Ventures

         In March 2003, following the private placement of convertible preferred stock, we paid $2.3 million to RRPV, which included $1.7 million in principal, $500,000 in accrued interest, and a $100,000 loan extension fee. In return, RRPV amended the loan agreement to extend the maturity date of the note to December 31, 2003. We agreed to pay 40% of the gross proceeds of any subsequent equity or debt offering concluded prior to the amended maturity date, up to the amount still owing under the loan agreement to RRPV, and also agreed to assign our rights to payments under the CalEnergy Gas agreement to RRPV, except for those amounts relating to two wells required to be drilled under the agreement. All such payments would be used to offset the remaining principal and interest.

         The loan amendment contained other terms and conditions, including an increase in the interest rate on the note from 9.5% to 12% per annum effective March 9, 2003, an extension of the conversion period until December 31, 2003, with the conversion price being changed from $5.00 per share to $3.42 per share, the market price of our stock when RRPV agreed to extend the payment date, and an extension fee payment of $100,000.

         In September 2003, we placed the then outstanding $3.3 million principal balance of the note into an escrow account in favor of RRPV. In turn, the interest rate on the loan was reduced to 9% per annum. In December 2003, RRPV exercised its right to convert the outstanding principal balance and accrued interest into 972,222 shares of common stock. RRPV released to us the escrowed funds and subsequently released all outstanding liens and other collateral secured by the note to us. Consequently, we have fully satisfied and discharged all of our obligations to RRPV.

     CalEnergy Gas Agreement

         In January 2003, we signed a farmout agreement with CalEnergy Gas (Holdings) Ltd., an affiliate of MidAmerican Energy Holdings Company, for the joint exploration of our Fences I project in Poland. Under the terms of the agreement, CalEnergy Gas had the right, but not the obligation, to pay 100% of the costs to drill an initial well, and by so doing, earn a 24.5% interest (50% of our 49% interest) in that drilling prospect. Following the completion of the initial well, CalEnergy Gas could elect to terminate the agreement or to drill a second well. If CalEnergy Gas elected to drill a second well, it would be obligated to pay us $1 million prior to drilling. CalEnergy Gas would also have been obligated to pay 100% of the costs of drilling a second well to earn 24.5% interest in that prospect. Following the second well, CalEnergy Gas had the option to acquire 24.5% (50% of our 49% interest) of the entire Fences project area by paying to us the sum of $10.4 million, less the costs of drilling the first two wells and less the cost of any additional geological and geophysical costs it incurred on the Fences area.

         Following completion of the Zaniemysl-3 well in early 2004, CalEnergy Gas requested more than a six-month extension in which to undertake an additional technical evaluation before committing to an additional exploration well. We and POGC elected instead to proceed without delay to select a specific drillsite in the Rusocin prospect in Fences I and to proceed with drilling as soon as possible.

         By virtue of the Zaniemysl-3 well, CalEnergy Gas retains a 24.5% working interest in the approximately 2,200 gross acre Zaniemysl field, but CalEnergy Gas will have no right to participate in other prospects in the Fences I area. We will continue to work with CalEnergy Gas and POGC on development of the Zaniemysl-3 discovery and surrounding opportunities that can be developed as part of a single economic unit.

         All of the qualifying costs related to our 49% interest in the Fences I project area that are paid for by CalEnergy Gas will be credited against the remaining obligation under our $16.0 million earn-in agreement with POGC (see below). We believe that our outstanding obligation will be reduced by approximately $2.5 million related to the costs of the Zanymiesl-3 well. CalEnergy Gas has received consent from POGC to the transfer of one-half of our working interest according to the agreement terms.

     Fences I Settlement Agreement

         On April 11, 2000, we agreed to spend $16.0 million of exploration costs on the Fences I project area to earn a 49% interest. When expenditures exceed $16.0 million, POGC will be obligated to pay its 51% share of further costs. Through the end of 2001, we had paid $6.7 million towards the $16.0 million and had accrued approximately $2.7 million of additional costs pertaining to the Fences I project area.

         In late 2002, as part of our discussions with POGC concerning the CalEnergy Gas agreement and the opportunity to participate with POGC in other exploration projects, we reaffirmed our intent to fulfill the $16.0 million commitment with POGC and entered into an agreement to restructure our payments to them. In connection with this agreement, and in order to clarify uncertainties about the nature and timing of our obligation regarding the balance of our $16.0 million commitment, we agreed to recognize in 2002, and pay to POGC at a future date, an additional $2.3 million of costs related to prior exploration activities in the Fences project areas, $1.6 million of which will be credited towards the $16.0 million commitment. The 2002 amount includes $704,000 in interest costs related to our prior liabilities to POGC, $433,000 in drilling costs, $418,000 in pipeline costs, $502,000 in seismic costs, and $250,000 related to foreign exchange adjustments.

         As part of our agreement, we agreed that the remaining balance under our $16.0 million commitment was $5.4 million as of January 2003. Since that time, we have incurred additional qualifying costs of approximately $100,000, reducing our outstanding commitment to approximately $5.3 million as of December 31, 2003. We expect that our outstanding commitment will be further reduced by approximately $2.5 million in costs paid by CalEnergy Gas associated with the Zaniemysl-3 well. Following the drilling of the initial test well on the Rusocin prospect, and the acquisition and reprocessing of additional seismic in the Fences I area scheduled for this year, we believe that we will have satisfied the entire $16.0 million commitment by the end of 2004.

         As part of our future payments towards the $16.0 million commitment, we agreed to assign to POGC all of our rights to the Kleka 11 well, including the amounts recorded as accounts receivable for Kleka gas sales. Accordingly, at December 31, 2002, our receivable from POGC in the amount of $607,000 was offset against the POGC liability. The liability is to be further offset by the value of the remaining gas reserves associated with the Kleka well, as determined by an independent engineer. We also agreed to begin accruing interest on the past due amount to POGC. The interest rate in effect at December 31, 2002, was 12.8% per annum; the interest rate was reduced in March 2003 to 10.4%, and again to 9.8% in September 2003.

         During 2003, we paid a total of $2.9 million in cash to POGC and recorded a $190,000 value added tax liability related to the Kleka gas sales in partial settlement of the outstanding liability. When we complete the assignment of the Kleka 11 well, we believe we will have satisfied this obligation in full. As of December 31, 2003, our share of the Kleka 11 well had estimated proved developed producing gas reserves with an estimated net present value, discounted at 10%, of approximately $1.1 million, as determined by an independent engineer, an amount equal to our outstanding liability to POGC. Should POGC not concur with the independent engineer's assessment of reserves, we may be required to pay additional cash to settle our remaining $1.1 million liability to POGC.

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

     Intangible Leasehold Costs

         Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS 142") were issued by the FASB in June 2001 and became effective for us on July 1, 2001, and January 1, 2002, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Additionally, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. One interpretation being considered relative to these standards is that oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds should be classified separately from oil and gas properties, as intangible assets on our balance sheets. In addition, the disclosures required by SFAS 141 and 142 relative to intangibles would be included in the notes to financial statements. Historically, we have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after SFAS 141 and 142 became effective.

         This interpretation of SFAS 141 and 142 described above would only affect our balance sheet classification of oil and gas leaseholds. Our results of operations and cash flows would not be affected, since these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with accounting rules for oil and gas companies provided in Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies."

         At both December 31, 2003 and 2002, we had undeveloped leaseholds of approximately $166,000 and $147,000, respectively, that would be classified under that interpretation on our consolidated balance sheets as "intangible undeveloped leaseholds" and developed leaseholds of approximately $7,000 in both years that would be classified under that interpretation as "intangible developed leaseholds" if we applied the interpretation currently being considered.

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

     Stock Based Compensation

         We have chosen to account for stock options granted to employees and directors under the recognition and measurement principles of APB Opinion No. 25 instead of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation," as amended by SFAS No. 148, "Accounting for Stock-based Compensation Transition and Disclosure."

Results of Operations by Business Segment

         We operate within two segments of the oil and gas industry: the exploration and production segment, or E&P, and the oilfield services segment. Direct revenues and costs, including depreciation, depletion and amortization costs, or DD&A, general and administrative costs, or G&A, and other income directly associated with their respective segments are detailed within the following discussion. DD&A, G&A, amortization of deferred compensation (G&A), interest income, other income, interest expense, impairment of notes receivable from officers and other costs, which are not allocated to individual operating segments for management or segment reporting purposes, are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and the information regarding nonsegmented items for the years ended December 31, 2003, 2002 and 2001, respectively, follows. Further information concerning our business segments can be found in Note 13, Business Segments, in the financial statements.

     Exploration and Production Segment

         A summary of the amount and percentage change, as compared to their respective prior year period, for oil and gas revenues, average oil and gas prices, oil and gas production volumes, and lifting costs per barrel and Mcf for the years ended December 31, 2003, 2002 and 2001, is set forth in the following table:

                                                              For the year ended December 31,
                                        ----------------------------------------------------------------------------
                                                  2003                     2002                      2001
                                        -------------------------------------------------- -------------------------
                                            Oil          Gas         Oil          Gas          Oil          Gas
                                        ------------  ----------- ------------ ----------- ------------ ------------
Revenues..............................   $2,230,000      $    --   $1,924,000   $ 285,000  $ 1,835,000    $ 394,000
  Percent change versus prior year....       +15.9%      -100.0%        +4.9%      -27.7%       -28.0%        +100%

Average price (Bbls or Mcf)(1)........   $    26.29      $    --   $    21.19   $    1.58  $     19.41    $    1.58
  Percent change versus prior year....        24.1%           --        +9.2%          --       -25.8%        +100%

Production volumes (Bbls or Mcf)......       84,811           --       90,817     180,407       94,522      249,661
  Percent change versus prior year....        -6.6%      -100.0%        -3.9%      -27.7%        -1.9%        +100%

Lifting costs per Bbls or Mcf(2)......   $    17.22      $    --   $    14.28   $    0.16  $     13.62    $    0.16
  Percent change versus prior year....       +20.6%           --        +4.8%          --       +12.3%           --
-----------------------

(1) The contract price for gas during 2002 and 2001 was $2.02 per MMBtu; the produced gas averaged 0.8 MMBtu per Mcf.
(2) Lifting costs per barrel are computed by dividing the related lease operating expenses by the total barrels of oil produced. Lifting costs per Mcf of gas are computed by dividing the related lease operating expenses by the total Mcf of gas produced before royalties. Lifting costs do not include production taxes.

         Oil Revenues. Oil revenues were $2.2 million, $1.9 million and $1.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. All oil revenues during the three years were derived from our producing properties in the United States. During these three years, oil revenues fluctuated primarily due to volatile oil prices and the declining production rates attributable to the natural production declines of our producing properties. Oil revenues in 2003 increased from 2002 levels by approximately $433,000 due to higher oil prices, offset by approximately $127,000 related to production declines. Oil revenues in 2002 increased from 2001 levels by approximately $161,000 due to higher oil prices, offset by approximately $72,000 related to production declines.

         Gas Revenues. Our gas revenues are derived solely from our Polish producing operations. Gas revenues were $285,000 and $394,000 for the years ended December 31, 2002 and 2001, respectively. There were no gas revenues during 2003. As part of our Fences I settlement with POGC in early 2003, we agreed to assign our interest in the Kleka 11 well effective December 2002, along with the related accounts receivable, to POGC as soon as possible in order to conserve cash while reducing the balance of our liability due to POGC. Accordingly, we recorded no gas sales in 2003. Gas volumes in 2002 reflected a full year of production from the Kleka 11, our first producing well in Poland, which began producing in late February 2001. During 2002 and 2001, gas produced by the Kleka 11 was sold to POGC based on U.S. dollar pricing at a fixed price under a five-year contract, which may be terminated by giving POGC a 90-day written notice. The decline in gas production from 2001 to 2002 is the result of the operator choking back the well to avoid any increase in water production.

         Lease Operating Costs. Lease operating costs were $1.5 million in 2003 and $1.4 million for each of 2002 and 2001. Operating costs rose slightly from 2002 to 2003, and from 2001 to 2002, as higher oil lifting costs offset lower oil and gas production. Operating costs in 2003 increased approximately $250,000 due to higher lifting costs, offset by approximately $86,000 related to lower oil and gas production. Operating costs in 2002 increased approximately $68,000 due to higher lifting costs, offset by approximately $61,000 related to lower oil and gas production.

         Exploration Costs. Our exploration efforts are focused in Poland, and the expenses consist of geological and geophysical costs, or G&G costs, exploratory dry holes and oil and gas leasehold impairments. Exploration costs were $684,000, $2.6 million and $6.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Limited available capital caused us to sharply curtail our exploration activities in Poland in 2003 and 2002. We expect to increase our level of exploration costs in 2004 as we increase our pace of prospect development, selection, and drilling.

         G&G costs were $523,000, $1.0 million and $2.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003 and 2002, most of our G&G costs were spent on reprocessing and further analyzing the seismic data on the Fences I area. During 2001, we spent approximately $1.8 million on acquiring 3-D seismic data in the Fences project areas, and the remainder acquiring and analyzing 2-D seismic data on the Pomeranian project area.

         Exploratory dry-hole costs were $0, $0 and $3.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Due to our capital limitations, we did not participate in any exploratory drilling in 2003 and 2002. During 2001, we incurred dry hole costs of $3.1 million pertaining to the Mieszkow 1 well on the Fences I project area.

         Impairments of oil and gas properties were $161,000, $1.5 million and $584,000 for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003, the entire impairment related to the Kleka 11 well, which was written down to the value established by an independent reservoir engineer, and included both capital costs and related pipeline costs. We have agreed to transfer the Kleka 11 well to POGC to satisfy outstanding obligations. During 2002, we incurred an impairment of $509,000 in costs associated with the Tuchola 108-2 well. The well was completed in 2001, but has since been shut-in pending a pipeline connection. Constrained capital has prevented us from drilling the additional appraisal and development wells and building the necessary infrastructure. We also recognized an impairment of $1.0 million associated with the Kleka 11 well, where lower production profiles caused a downward revision in recoverable future reserves. During 2001, we incurred impairments of $525,000 for the Baltic project area and $59,000 for the Warsaw West project area, both of which are located in Poland in areas where we no longer have exploration plans.

         Apache Poland G&A Costs. Apache Poland G&A costs consist of our share of direct overhead costs incurred by Apache in Poland in accordance with the terms of the Apache Exploration Program. Apache Poland G&A costs were $0, $0 and $575,000 for the years ended December 31, 2003, 2002 and 2001. During mid-2001, we began to narrow the focus of our ongoing exploratory efforts with Apache by continuing to work only on the Pomeranian and Wilga project areas and discontinued our exploratory activities on the Lublin Basin, Warsaw West and Carpathian project areas. There were no jointly conducted activities in the Wilga project area in 2003 and 2002.

         DD&A Expense - Producing Operations. DD&A expense for producing properties was $347,000, $281,000 and $322,000 for the years ended December 31, 2003, 2002 and 2001, respectively. DD&A expense during 2003, 2002 and 2001 includes approximately $0, $205,000 and $258,000, respectively, or $1.03 per Mcf of gas produced, associated solely with the Kleka 11 well that began producing in Poland during February 2001. DD&A expense declined from 2001 to 2002 due to reduced production from the well. There was no DD&A expense associated with Poland during 2003, as we agreed to transfer our interest in the Kleka 11 well to POGC. The increase from 2002 to 2003 is due primarily to the net book value of domestic assets being increased as a result of the adoption of SFAS 143 effective January 1, 2003.

     Oilfield Services Segment

         Oilfield Services Revenues. Oilfield services revenues were $98,000, $523,000 and $1.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003, the contract drilling industry was at a virtual standstill in the area where we operate, and the outlook for 2004 remains unfavorable. The industry was also significantly curtailed in the area where we operate in 2002, and our revenues declined sharply from 2001 as a result. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on using our oilfield services equipment on our company-owned properties, and other factors.

         Oilfield Services Costs. Oilfield services costs were $190,000, $540,000 and $1.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, or 194%, 101% and 82% of oilfield servicing revenues, respectively. During 2003 and 2002, oilfield servicing costs were a higher percentage of oilfield services revenues, as compared to 2001, due to increased downtime, maintenance and repair costs associated with our oilfield servicing equipment. In general, oilfield servicing costs are directly associated with oilfield services revenues. As such, oilfield services costs will continue to fluctuate period to period based on the number of wells drilled, revenues generated, weather, downtime for equipment repairs, the degree of emphasis on using our oilfield services equipment on our company-owned properties, and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $304,000, $310,000 and $308,000 for the years ended December 31, 2003, 2002 and 2001, respectively. We spent $116,000, $248,000 and $779,000 on upgrading our oilfield servicing equipment during 2002, 2001 and 2000, respectively.

     Nonsegmented Items

         G&A Costs - Corporate. G&A costs were $3.2 million, $2.4 million and $883,000 for the years ended December 31, 2003, 2002 and 2001, respectively. During 2002, in recognition of our limited resources, we aggressively pursued certain cost reduction measures to help conserve capital. As part of those reductions, most of our employees and directors and some of our consultants reduced their salaries and fees by 50%. During 2003, after we successfully raised more than $25 million through the sale of equity, we reinstated those salaries and fees. In addition, we incurred higher accounting and legal fees as a result of an SEC review of our 2002 and 2003 filings and the submission of several SEC registration statements resulting from our stock sales. Accordingly, our 2003 G&A costs were significantly higher than those incurred during 2002. In addition, we were able to resume many of our activities in Poland, which resulted in higher travel costs for the year. During 2001, G&A costs were unusually low, primarily due to the Company writing off $1.7 million of compensation that was accrued as of December 31, 2000. None of this waived compensation has or will be paid.

         Interest and Other Income - Corporate. Interest and other income was $36,000, $119,000 and $514,000 for the years ended December 31, 2003, 2002 and
2001, respectively. Lower cash balances and interest rates in 2003 and 2002 reduced our interest income in both years. During the years ended December 31, 2002 and 2001, we recorded other income of $93,000 and $341,000, respectively, pertaining to the amortization of an option premium resulting from granting RRPV an option to purchase gas from our properties in Poland.

         Interest Expense. Interest expense was $788,000, $1.2 million and $331,000 for the years ended December 31, 2003, 2002 and 2001, respectively. In March 2002, we began to accrue interest on the $5.0 million RRPV obligation at an annual rate of 9.5%. From May to September, 2003, the RRPV interest rate increased to 12%. It was reduced to 9.5% from October to November, 2003, at which time RRPV converted its note payable and accrued interest into common stock. We began accruing interest our on obligation to POGC during 2002, which accounted for interest expense of $371,000 and $614,000 in 2003 and 2002, respectively. As part of our further restructured agreement with POGC, we stopped accruing interest on the obligation at December 31, 2003. During 2002 and 2001, we recorded $93,000 and $341,000, respectively, of imputed interest expense relating to our financing arrangement with RRPV.

         Amortization of Deferred Compensation (G&A). Amortization of deferred compensation was $0, $55,000, and $1.1 million during the years ended December 31, 2003, 2002 and 2001, respectively. On April 5, 2001, we extended the term of options to purchase 125,000 shares of our common stock that were to expire during 2001 for a period of two years, with a one-year vesting period. On August 4, 2000, we extended the term of options and warrants to purchase 678,000 shares of our common stock that were to expire during 2000 for a period of two years, with a one-year vesting period. In accordance with FIN 44 "Accounting for Certain Transactions involving Stock Compensation," we incurred noncash deferred compensation costs of $1.8 million, including $219,000 for the April 5, 2001, option extension and $1.6 million for the August 4, 2000, option extension, to be amortized over their respective one-year vesting periods from the date of extension. The deferred costs were all amortized as of December 31, 2002.

         Income Taxes. We incurred net losses of $2.9 million, $5.9 million and $8.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. SFAS No. 109 "Accounting for Income Taxes" requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our ability to realize the benefit of our deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of our exploration and development activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in our conclusion that a full valuation allowance be provided. Accordingly, we did not recognize any income tax benefit in our consolidated statement of operations for these years.

Liquidity and Capital Resources

         We have made significant progress in improving our liquidity and capital resources during the past year. At the beginning of the year, we were in a tenuous financial situation, with negative working capital of $9.2 million and $700,000 in cash. Through private placements of common and preferred stock, we raised $25.4 million (net of offering costs) during 2003. In addition, $3.6 million of outstanding debt and accrued interest were converted into common stock. We used proceeds from our equity sales to reduce our outstanding obligations to POGC. At the end of the year, we had cash of approximately $17 million, with working capital of $15.8 million. We believe we are now well positioned to carry out our exploration activities in Poland.

         To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities, and agreements with industry participants that funded our share of costs in certain exploratory activities in return for an interest in our properties. The continuation of our exploratory efforts in Poland may be dependent on our ability to raise additional capital or to farm out our properties. The availability of such capital or farmouts may affect the timing, pace, scope and amount of our future capital expenditures. We cannot assure that we will be able to secure additional participants or obtain additional equity or debt financing or complete farmout or other industry cost- and risk-sharing arrangements, particularly, if we fail to make additional discoveries. Such events would materially and adversely affect our financial position and results of operations.

         We may seek to obtain additional funds for future capital investments from strategic alliances with other energy or financial participants, the sale of additional securities, project financing, sale of partial property interests, or other arrangements, all of which may dilute the interest of our existing stockholders or our interest in the specific project financed. We may change the allocation of capital among the categories of anticipated expenditures depending upon future events. For example, we may change the allocation of our expenditures based on the actual results and costs of future exploration, appraisal, development, production, property acquisition and other activities. In addition, we may have to change our anticipated expenditures if costs of placing any particular discovery into production are higher, if the field is smaller, or if the commencement of production takes longer than expected.

         Working Capital (current assets less current liabilities). Our working capital was $16.0 million as of December 31, 2003, an increase of $25.0 million from December 31, 2002. The improvement is due primarily to the sale of equity securities discussed earlier. In addition, $3.6 million of outstanding debt and accrued interest were converted into common stock, which paid in full our note payable to RRPV.

         Our current liabilities include $1.1 million of costs related to our Fences I project in Poland. This amount is equal to the value of the remaining gas reserves at the Kleka 11, which we have agreed to assign to POGC effective December 2002. We may be required to pay additional cash to settle this liability.

         Operating Activities. We used net cash of $5.6 million, $2.1 million and $3.1 million in our operating activities during 2003, 2002 and 2001, respectively, primarily as a result of the net losses incurred in those years. We made significant progress in reducing our outstanding liabilities during 2003.

         Investing Activities. We used net cash of $1.4 million in investing activities in 2003, used $295,000 in investing activities during 2002, and received net cash of $326,000 from our investing activities during 2001. During 2003, we used $700,000 to pay liabilities associated with oil and gas property additions from prior years. Also included in this amount is a deposit with CalEnergy Gas in the amount of $366,000 to cover drilling expenses for the Zaniemysl-3 well, in the event costs exceed an agreed upon target amount. We spent $194,000 in 2003 related to our proved properties and oilfield equipment in the United States. During 2002, the bulk of cash used was for upgrading our producing oil and gas properties and our well-servicing equipment. During 2001, our capital expenditures for producing properties and well-servicing equipment were offset by $1.3 million in maturing marketable debt securities.

         Financing Activities. We received net cash of $23.7 million, $4,500 and $5.0 million from our financing activities during 2003, 2002 and 2001, respectively. During 2003, we received a total of $25.4 million in net proceeds from the sale of securities. These proceeds were offset by $1.8 million paid to RRPV, $1.7 million of which was a principal payment on its note payable, and $100,000 of which was a loan extension fee paid in March 2003. During 2001, we received $5.0 million pertaining to our RRPV loan and gas purchase option agreement.

         We believe that our capital resources from existing cash balances are adequate to meet the requirements of our business through 2004, and that we have adequate liquidity to maintain our operations as they currently exist.

Contractual Obligations and Contingent Liabilities and Commitments

         The following is a summary of our significant contractual obligations and commitments as of December 31, 2003:

          Contractual Obligations and Commitments      Due by December 31, 2004
          ---------------------------------------      ------------------------
                                                             (In thousands)

         Fences I work commitment(1)...................         $5,265
                                                                ------
               Total...................................         $5,265
                                                                ======
--------------------------
(1) The Fences I work commitment is required in order for us to earn a 49% interest in the Fences I project area. We expect that the balance of our earning requirement will be met by the approximately $2.5 million in costs paid by CalEnergy Gas associated with the Zaniemysl-3 well, the costs of drilling the initial test well on the Rusocin prospect, and the acquisition and reprocessing of additional seismic in the Fences I area scheduled for 2004.

         Our oil and gas drilling and production operations are subject to hazards incidental to the industry that can cause severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations, personal injury, and loss of life. To lessen the effects of these hazards, we maintain insurance of various types to cover our United States operations and rely on the insurance or financial capabilities of our exploration participants in Poland. These measures do not cover risks related to violations of environmental laws or all other risks involved in oil and gas exploration, drilling and production. We would be adversely affected by a significant adverse event that is not fully covered by insurance or by our inability to maintain adequate insurance in the future at rates we consider reasonable.

New Accounting Pronouncements

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

         We currently have no gas production in Poland. Previously, our gas in Poland was sold to POGC based on U.S. dollar pricing under a five-year contract. The limited volume and sources of our gas production means we cannot assure uninterruptible production or production in amounts that would be meaningful to industrial users, which may depress the price we may be able to obtain. There is currently no competitive market for the sale of gas in Poland. Accordingly, we expect that the prices we receive for the gas we produce will be lower than would be the case in a competitive setting and may be lower than prevailing western European prices, at least until a fully competitive market develops in Poland.

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

--------------------------------------------------------------------------------
               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

         Our financial statements, including the auditor's report, are included beginning at page F-1 immediately following the signature page of this report.

--------------------------------------------------------------------------------
      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         We have not disagreed with our auditors on any items of accounting treatment or financial disclosure.

--------------------------------------------------------------------------------
                        ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2003, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2003, our disclosure controls and procedures were effective.

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

                                    PART III

--------------------------------------------------------------------------------
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2004 annual meeting of stockholders under the captions "Corporate Governance," "Proposal 1. Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

--------------------------------------------------------------------------------
                         ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2004 annual meeting of stockholders under the caption "Executive Compensation" is incorporated herein by reference.

--------------------------------------------------------------------------------
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                        AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2004 annual meeting of stockholders under the caption "Principal Stockholders" is incorporated herein by reference.

--------------------------------------------------------------------------------
             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2004 annual meeting of stockholders under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

--------------------------------------------------------------------------------
                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2004 annual meeting of stockholders under the caption "Relationship with Independent Auditors" is incorporated herein by reference.

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

         1. Financial Statements. See the following beginning at page F-1:

                                                                          Page
                                                                         -------

             Report of Independent Auditors............................... F-1
             Consolidated Balance Sheets as of December 31, 2003
               and 2002................................................... F-2
             Consolidated Statements of Operations for each of the
               Three Years Ended December 31, 2003, 2002 and 2001........  F-3
             Consolidated Statements of Cash Flows for each of the
               Three Years Ended December 31, 2003, 2002 and 2001........  F-5
             Consolidated Statements of Stockholders' Equity (Deficit)
               for each of the Three Years Ended December 31, 2003,
               2002 and 2001.............................................  F-6
             Notes to the Consolidated Financial Statements..............  F-7

         2. Supplemental Schedules. The Financial Statement schedules have been omitted because they are not applicable or the required information is otherwise included in the accompanying Financial Statements and the notes thereto.

         3. Exhibits. The following exhibits are included as part of this report:

  Exhibit
  Number*                      Title of Document                                       Location
------------ ----------------------------------------------------- -------------------------------------------------
   Item 3    Articles of Incorporation and Bylaws
------------ -----------------------------------------------------
    3.01     Restated and Amended Articles of Incorporation         Incorporated by reference from the quarterly
                                                                    report on Form 10-Q for the quarter ended
                                                                    September 30, 2000, filed November 7, 2000.
    3.02     Bylaws
                                                                    Incorporated by reference from the registration
                                                                    statement on Form SB-2, SEC File No. 33-88354-D.
             Instruments Defining the
   Item 4    Rights of Security Holders
------------ -----------------------------------------------------
    4.01     Specimen Stock Certificate                             Incorporated by reference from the registration
                                                                    statement on Form SB-2, SEC File No. 33-88354-D.

    4.02     Form of Designation of Rights, Privileges, and         Attached.
             Preferences of Series A Preferred Stock
    4.03     Form of Rights Agreement dated as of April 4, 1997,    Attached.
             between FX Energy, Inc. and Fidelity Transfer Corp.

  Item 10    Material Contracts
------------ -----------------------------------------------------
   10.26     Frontier Oil Exploration Company 1995 Stock Option     Attached.
             and Award Plan**

  Exhibit
  Number*                      Title of Document                                       Location
------------ ----------------------------------------------------- -------------------------------------------------
   10.27     FX Energy, Inc. 1996 Stock Option and Award Plan**     Attached.

   10.28     FX Energy, Inc. 1997 Stock Option and Award Plan**     Attached.

   10.29     FX Energy, Inc. 1998 Stock Option and Award Plan**     Attached.

   10.30     Employment Agreements between FX Energy, Inc. and      Incorporated by reference from the registration
             each of David Pierce and Andrew Pierce, effective      statement on Form SB-2, SEC File No. 33-88354-D.
             January 1, 1995**

   10.32     Form of Stock Option with related schedule             Incorporated by reference from the registration
             (D. Pierce and A. Pierce)**                            statement on Form SB-2, SEC File No. 33-88354-D.

   10.39     Employment Agreement between FX Energy, Inc. and       Incorporated by reference from the registration
             Jerzy B. Maciolek**                                    statement on Form S-1, SEC File No. 333-05583,
                                                                    filed June 10, 1996.

   10.42     Employment Agreement between FX Energy, Inc. and       Attached.
             Scott J. Duncan**

   10.52     Form of Indemnification Agreement between FX Energy,   Attached.
             Inc. and certain directors, with related schedule**

   10.53     Agreement on Cooperation in Exploration of             Incorporated by reference from the quarterly
             Hydrocarbons on Foresudetic Monocline dated April      report on Form 10-Q for the quarter ended
             11, 2000, between Polskie Gornictwo Naftowe I          March 31, 2000, filed May 15, 2000.
             Gazownictwo S.A. (POGC) and FX Energy Poland, Sp. z
             o.o. relating to Fences I project area

   10.57     US$5,000,000 9.5% Convertible Secured Note dated as    Incorporated by reference from the annual report
             of March 9, 2001                                       on Form 10-K for the year ended December 31,
                                                                    2000, filed March 20, 2001.

   10.58     Form of Pledge Agreement FX Energy Poland Sp. z o.o.   Incorporated by reference from the annual report
             and Rolls Royce Power Ventures Limited dated March     on Form 10-K for the year ended December 31,
             9, 2001, and related schedules                         2000, filed March 20, 2001.

   10.59     Sales / Purchase Agreement Special Provisions          Incorporated by reference from the annual report
             between Plains Marketing Canada, L.P. and FX           on Form 10-K for the period ended December 31,
             Drilling Company Inc. agreed April 29, 2002            2002, filed March 27, 2003.

   10.60     Form of Non-Qualified Stock Option awarded August      Incorporated by reference from the annual report
             14, 2002, with related schedule**                      on Form 10-K for the period ended December 31,
                                                                    2002, filed March 27, 2003.

   10.61     Description of compensation arrangement with Thomas    Incorporated by reference from the annual report
             B. Lovejoy and outside directors**                     on Form 10-K for the period ended December 31,
                                                                    2002, filed March 27, 2003.

   10.62     Agreement Regarding Cooperation within the Poznan      Incorporated by reference from the annual report
             Area (Fences II) entered into January 8, 2003, by      on Form 10-K for the period ended December 31,
             and between Polskie Gornictwo Naftowe i Gazownictwo    2002, filed March 27, 2003.
             S.A. and FX Energy Poland Sp. z o.o.

  Exhibit
  Number*                      Title of Document                                       Location
------------ ----------------------------------------------------- -------------------------------------------------
   10.63     Settlement Agreement Regarding the Fences I Area       Incorporated by reference from the annual report
             entered into January 8, 2003, by and between Polskie   on Form 10-K for the period ended December 31,
             Gornictwo Naftowe i Gazownictwo S.A. and FX Energy     2002, filed March 27, 2003.
             Poland Sp. z o.o.

   10.64     Farmout Agreement Entered into by and between FX       Incorporated by reference from the annual report
             Energy Poland Sp. z o.o. and CalEnergy Power           on Form 10-K for the period ended December 31,
             (Polska) Sp. z o.o. Covering the "Fences Area" in      2002, filed March 27, 2003.
             the Foresudetic Monocline made as of January 9, 2003

   10.65     Letter Agreement between Rolls-Royce Power Ventures    Incorporated by reference from the annual report
             Limited and FX Energy, Inc. dated February 6, 2003     on Form 10-K for the period ended December 31,
                                                                    2002, filed March 27, 2003.

   10.66     Amendment Agreement No. 1 to 9.5% Convertible          Incorporated by reference from the annual report
             Secured Note between FX Energy, Inc. and Rolls-Royce   on Form 10-K for the period ended December 31,
             Power Ventures Limited dated March 10, 2003            2002, filed March 27, 2003.

   10.67     FX Energy, Inc. 1999 Stock Option and Award Plan**     Attached.

   10.68     FX Energy, Inc. 2000 Stock Option and Award Plan**     Attached.

   10.69     FX Energy, Inc. 2001 Stock Option and Award Plan**     Attached.

   10.70     FX Energy, Inc. 2003 Long-Term Incentive Plan          Attached.

   10.71     Form of Indemnification Agreement between FX Energy,   Attached.
             Inc. and directors with related schedule

  Item 21    Subsidiaries of the Registrant
------------ -----------------------------------------------------
   21.01     Schedule of Subsidiaries                               Attached.

  Item 23    Consents of Experts and Counsel
------------ -----------------------------------------------------
   23.01     Consent of PricewaterhouseCoopers LLP, independent     Attached.
             accountants

   23.02     Consent of Larry D. Krause, Petroleum Engineer         Attached.
   23.03     Consent of Troy-Ikoda Limited, Petroleum Engineers     Attached.

  Item 31    Rule 13a-14(a)/15d-14(a) Certifications
------------ -----------------------------------------------------
   31.01     Certification of Chief Executive Officer Pursuant to  Attached.
             Rule 13a-14

   31.02     Certification of Chief Financial Officer Pursuant to  Attached.
             Rule 13a-14

  Item 32    Section 1350 Certifications
------------ -----------------------------------------------------
   32.01     Certification of Chief Executive Officer Pursuant to  Attached.
             18 U.S.C. Section 1350, as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002

  Exhibit
  Number*                      Title of Document                                       Location
------------ ----------------------------------------------------- -------------------------------------------------
   32.02     Certification of Chief Financial Officer Pursuant to  Attached.
             18 U.S.C. Section 1350, as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002
----------------------------

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

(b)      Reports on Form 8-K.

         During the quarter ended December 31, 2003, we filed or furnished the following items on Form 8-K:

          Date of Event Reported                  Item(s) Reported
         --------------------------  -------------------------------------------
             December 4, 2003                       Items 7 and 9
            November 19, 2003                       Items 7 and 9
            November 17, 2003                       Items 7 and 9
             November 5, 2003                       Items 7 and 9
             October 29, 2003                          Item 5
             October 28, 2003                          Item 5
             October 16, 2003                       Items 7 and 9

During the quarter ended December 31, 2003, we filed the following item on Form 8-K/A:

             Date of Event Reported                  Item(s) Reported
             -------------------------  ----------------------------------------
                December 4, 2003                       Items 5 and 7

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

                                       FX ENERGY, INC. (Registrant)


Dated:  March 10, 2004                 By:  /s/ David N. Pierce
                                          --------------------------------------
                                           David N. Pierce
                                           President and Chief Executive Officer


Dated:  March 10, 2004                 By:  /s/ Thomas B. Lovejoy
                                          --------------------------------------
                                           Thomas B. Lovejoy
                                           Chief Financial Officer


Dated:  March 10, 2004                 By:  /s/ Clay Newton
                                          --------------------------------------
                                           Clay Newton
                                           Chief Accounting Officer


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           /s/ Thomas B. Lovejoy
                                           -------------------------------------
Dated: March 10, 2004                      Thomas B. Lovejoy, Director

                                           /s/ David N. Pierce
                                           -------------------------------------
Dated: March 10, 2004                      David N. Pierce, Director

                                           /s/ Scott J. Duncan
                                           -------------------------------------
Dated: March 10, 2004                      Scott J. Duncan, Director

                                           /s/ Dennis B. Goldstein
                                           -------------------------------------
Dated: March 10, 2004                      Dennis B. Goldstein, Director

                                           /s/ David L. Worrell
                                           -------------------------------------
Dated: March 10, 2004                      David L. Worrell, Director

                                           /s/ Arnold S. Grundvig, Jr.
                                           -------------------------------------
Dated: March 10, 2004                      Arnold S. Grundvig, Jr., Director

                                           /s/ Jerzy B. Maciolek
                                           -------------------------------------
Dated: March 10, 2004                      Jerzy B. Maciolek, Director

                                           /s/ Richard Hardman
                                           -------------------------------------
Dated: March 10, 2004                      Richard Hardman, Director

                         REPORT OF INDEPENDENT AUDITORS





To the Stockholders and Board of Directors of FX Energy, Inc. and its subsidiaries:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of FX Energy, Inc., and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the Financial Statements, the Company changed its method of accounting for asset retirement costs, effective January 1, 2003.


/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
February 20, 2004

                                            FX ENERGY, INC. AND SUBSIDIARIES
                                               Consolidated Balance Sheets
                                            As of December 31, 2003 and 2002

                                                                                                2003               2002
                                                                                          ---------------     --------------
ASSETS

Current assets:
    Cash and cash equivalents............................................................ $    17,370,531     $      705,012
    Receivables:
        Accrued oil sales................................................................         245,511            238,236
        Joint interest and other receivables.............................................         137,479             36,893
    Inventory............................................................................          79,318             84,262
    Other current assets.................................................................         126,007             95,726
                                                                                          ---------------     --------------
            Total current assets.........................................................      17,958,846          1,160,129
                                                                                          ---------------     --------------

Property and equipment, at cost:
    Oil and gas properties (successful efforts method):
        Proved...........................................................................       5,752,518          4,754,377
        Unproved.........................................................................         173,969            154,261
    Other property and equipment.........................................................       3,598,137          3,683,226
                                                                                          ---------------     --------------
        Gross property and equipment.....................................................       9,524,624          8,591,864
    Less accumulated depreciation, depletion and amortization............................      (4,451,168)        (4,685,487)
                                                                                          ---------------     --------------
            Net property and equipment...................................................       5,073,456          3,906,377
                                                                                          ---------------     --------------

Other assets:
    Certificates of deposit..............................................................         356,500            356,500
    Deposits.............................................................................         379,743             18,072
                                                                                          ---------------     --------------
            Total other assets...........................................................         736,243            374,572
                                                                                          ---------------     --------------

Total assets............................................................................. $    23,768,545     $    5,441,078
                                                                                          ===============     ==============




                                                    -Continued-

                  The accompanying notes are an integral part of these consolidated financial statements

                                         FX ENERGY, INC. AND SUBSIDIARIES
                                            Consolidated Balance Sheets
                                         As of December 31, 2003 and 2002
                                                    -Continued-

                                                                                                2003               2002
                                                                                          ---------------     --------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable..................................................................... $       621,414     $      376,264
    Accrued liabilities..................................................................       1,305,735          4,933,393
    Note payable.........................................................................              --          5,000,000
                                                                                          ---------------     --------------
            Total current liabilities....................................................       1,927,149         10,309,657

Asset retirement obligation..............................................................         382,696                 --
                                                                                          ---------------     --------------

            Total liabilities............................................................       2,309,845         10,309,657
                                                                                          ---------------     --------------

Commitments (Note 6)

Stockholders' equity (deficit):
    Preferred stock, $0.001 par value, 5,000,000 shares authorized as of
        December 31, 2003 and 2002; no shares outstanding................................              --                 --
    Common stock, $0.001 par value, 100,000,000 shares authorized as of December 31,
        2003 and 2002; 27,300,063and 17,651,917 shares issued as of
        December 31, 2003 and 2002, respectively.........................................          27,300             17,652
    Additional paid in capital...........................................................      77,326,046         48,075,035
    Accumulated deficit..................................................................     (55,894,646)       (52,961,266)
                                                                                          ---------------     --------------
            Total stockholders' equity (deficit).........................................      21,458,700         (4,868,579)
                                                                                          ---------------     --------------
Total liabilities and stockholders' equity (deficit)..................................... $    23,768,545     $    5,441,078
                                                                                          ===============     ==============


                         The accompanying notes are an integral part of these consolidated financial statements

                                                              F-3

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Operations
                               For the years ended December 31, 2003, 2002 and 2001

                                                                              2003              2002              2001
                                                                        ---------------   ---------------    ---------------
Revenues:
    Oil and gas sales.................................................. $     2,229,993   $     2,208,916    $     2,229,064
    Oilfield services..................................................          97,694           533,438          1,583,811
                                                                        ---------------   ---------------    ---------------
        Total revenues.................................................       2,327,687         2,742,354          3,812,875
                                                                        ---------------   ---------------    ---------------

Operating costs and expenses:
    Lease operating expenses...........................................       1,545,912         1,365,454          1,358,304
    Geological and geophysical costs...................................         523,401         1,030,660          2,909,270
    Exploratory dry hole costs.........................................              --                --          3,051,334
    Impairment of oil and gas properties...............................         160,886         1,547,860            583,855
    Oilfield services costs............................................         189,920           539,783          1,300,713
    Depreciation, depletion and amortization...........................         598,548           617,937            661,644
    Amortization of deferred compensation (G&A)........................              --            54,688          1,077,547
    Apache Poland general and administrative costs.....................              --                --            575,303
    Accretion expense..................................................          37,145                --                 --
    Other general and administrative costs (G&A).......................       3,253,129         2,440,528            882,985
                                                                        ---------------   ---------------    ---------------
        Total operating costs and expenses.............................       6,308,941         7,596,910         12,400,955
                                                                        ---------------   ---------------    ---------------
Operating loss.........................................................      (3,981,254)       (4,854,556)        (8,588,080)
                                                                        ---------------   ---------------    ---------------

Other income (expense):
    Interest and other income..........................................          36,397           118,961            542,824
    Interest expense...................................................        (788,017)       (1,189,216)          (330,816)
    Impairment of notes receivable.....................................              --                --            (34,060)
                                                                        ---------------   ---------------    ---------------
        Total other income (expense)...................................        (751,620)       (1,070,255)           177,948
                                                                        ---------------   ---------------    ---------------

Loss before cumulative effect of accounting change.....................      (4,732,874)       (5,924,811)        (8,410,132)
    Cumulative effect of change in accounting principle................       1,799,494                --                 --
                                                                        ---------------   ---------------    ---------------
Net loss...............................................................      (2,933,380)       (5,924,811)        (8,410,132)
    Less preferred stock deemed dividend related to beneficial
      conversion feature...............................................      (3,342,111)               --                 --
                                                                        ---------------   ---------------    ---------------
Net loss applicable to common shares................................... $    (6,275,491)  $    (5,924,811)   $    (8,410,132)
                                                                        ===============   ===============    ===============

Pro forma net loss reflecting adoption of SFAS 143.....................                   $    (5,958,274)   $    (8,440,286)
                                                                                          ===============    ===============

Basic and diluted loss per common share before cumulative effect of
  change in accounting principle....................................... $         (0.41)  $         (0.34)   $         (0.48)
    Cumulative effect of change in accounting principle................            0.09)               --                 --
                                                                        ---------------   ---------------    ---------------

Basic and diluted net loss per common share............................ $         (0.32)  $         (0.34)   $         (0.48)
                                                                        ===============   ===============    ===============

Pro forma net loss per share reflecting adoption of SFAS 143...........                   $         (0.34)   $         (0.48)
                                                                                          ===============    ===============

Basic and diluted weighted average number of shares
    Outstanding........................................................      19,884,772        17,641,335         17,672,684
                                                                        ===============   ===============    ===============

                  The accompanying notes are an integral part of these consolidated financial statements

                                                             F-4

                                         FX ENERGY, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                               For the years ended December 31, 2003, 2002 and 2001


                                                                              2003              2002               2001
                                                                        ---------------   ---------------    ---------------
Cash flows from operating activities:
    Net loss........................................................... $    (2,933,380)  $    (5,924,811)   $    (8,410,132)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
            Cumulative effect of change in accounting principle........      (1,799,494)               --                 --
            Depreciation, depletion and amortization...................         598,548           617,937            661,644
            Impairment of oil and gas properties.......................         160,886         1,547,860            583,855
            Accretion expense..........................................          37,145                --                 --
            Amortization of loan fees..................................         100,000                --                 --
            Impairment of notes receivable.............................              --                --             34,060
            Accrued interest income from notes receivable..............              --                --            (14,820)
            Gain (loss) on property dispositions.......................              --                --            (28,864)
            Exploratory dry hole costs.................................              --                --          3,051,334
            Common stock and stock options issued for services.........         101,186            44,000             35,653
            Amortization of deferred compensation (G&A)................              --            54,688          1,077,547
    Increase (decrease) from changes in working capital items:
        Receivables....................................................        (107,861)          252,803           (101,280)
        Inventory......................................................           4,944             2,998                660
        Other current assets...........................................         (30,281)             (722)           (14,691)
        Accounts payable and accrued liabilities.......................      (1,692,776)        1,243,345           (122,696)
                                                                        ---------------   ---------------    ---------------
            Net cash used in operating activities......................      (5,561,083)       (2,161,902)        (3,247,730)
                                                                        ---------------   ---------------    ---------------

Cash flows from investing activities:
    Additions to oil and gas properties................................        (945,882)         (161,195)          (754,500)
    Additions to other property and equipment..........................        (138,400)         (118,535)          (245,414)
    Net change in other assets.........................................          15,283           (15,283)                --
    Proceeds from sale of property interests...........................              --                --             44,040
    Partner advances...................................................        (376,954)               --                 --
    Proceeds from marketable debt securities...........................              --                --          1,281,993
                                                                        ---------------   ---------------    ---------------
        Net cash provided by (used) in investing activities............      (1,445,953)         (295,013)           326,119
                                                                        ---------------   ---------------    ---------------

Cash flows from financing activities:
    Proceeds from loan and gas purchase option agreement...............              --                --          5,000,000
    Payment of loan fees...............................................        (100,000)               --                 --
    Payments on notes payable..........................................      (1,675,000)               --                 --
    Proceeds from issuance of stock, net of offering costs.............      25,447,555                --                 --
    Proceeds from exercise of stock options and warrants...............              --             4,500                 --
                                                                        ---------------   ---------------    ---------------
        Net cash provided by financing activities......................      23,672,555             4,500          5,000,000
                                                                        ---------------   ---------------    ---------------

Net increase or (decrease) in cash.....................................      16,665,519        (2,452,415)         2,078,389
Cash and cash equivalents at beginning of year.........................         705,012         3,157,427          1,079,038
                                                                        ---------------   ---------------    ---------------
Cash and cash equivalents at end of year............................... $    17,370,531   $       705,012    $     3,157,427
                                                                        ===============   ===============    ===============


                 The accompanying notes are an integral part of these consolidated financial statements

                                                           F-5

                                                FX ENERGY, INC. AND SUBSIDIARIES
                                    Consolidated Statement of Stockholders' Equity (Deficit)
                                      For the years ended December 31, 2003, 2002 and 2001



                                                                                 Deferred
                             Common Stock    Preferred                            Compen-
                          ------------------   Stock                              sation
                                       Par      Par                     Notes      from
                                      Value    Value                 Receivable    Stock                                   Total
                                      $0.001   $0.001                 From Stock   Option     Additional               Stockholders'
                            Shares     Per      Per     Treasury       Option     Modifi-     Paid in     Accumulated     Equity
                            Issued    Share    Share      Stock       Exercise    cations     Capital       Deficit      (Deficit)
                          ---------- -------  -------  -----------   ---------  ----------  -----------  ------------   -----------
Balance as of
 December 31, 2000....... 17,913,575 $17,914  $    --  $(1,747,045)  $(156,000) $ (913,485) $49,655,675  $(38,626,323)  $ 8,230,736
  Interest on notes
   receivable............         --      --       --           --     (14,820)         --           --            --       (14,820)
  Impairment of
   notes receivable......         --      --       --           --      34,060          --           --            --        34,060
  52,000 shares
   tendered for
   payment of notes
   receivable and
   accrued interest......         --      --       --     (136,760)    136,760          --           --            --            --
  Deferred compensation
   from stock option
   modifications.........         --      --       --           --          --    (218,750)     218,750            --            --
  Amortization of
   deferred compensation.         --      --       --           --          --   1,077,547           --            --     1,077,547
  Options issued for
   services..............         --      --       --           --          --          --       35,653            --        35,653
  Net loss for year......         --      --       --           --          --          --           --    (8,410,132)   (8,410,132)
                          ---------- -------  -------  -----------   ---------  ----------  -----------  ------------   -----------
Balance as of
 December 31, 2001....... 17,913,575  17,914       --   (1,883,805)         --     (54,688)  49,910,078   (47,036,455)      953,044
  Retirement of
   treasury stock........   (285,340)   (285)      --    1,883,805          --          --   (1,883,520)           --            --
  Amortization of
   deferred compensation.         --      --       --           --          --      54,688           --            --        54,688
  Common stock
   issued for services...     20,682      20       --           --          --          --       43,980            --        44,000
  Exercise of stock
   options...............      3,000       3       --           --          --          --        4,497            --         4,500
  Net loss for year......         --      --       --           --          --          --           --    (5,924,811)   (5,924,811)
                          ---------- -------  -------  -----------   ---------  ----------  -----------  ------------   -----------
Balance as of
 December 31, 2002....... 17,651,917  17,652       --           --          --          --   48,075,035   (52,961,266)   (4,868,579)
  Preferred stock
   offering, net.........         --      --    2,250           --          --          --    5,589,372            --     5,591,622
  Conversion of
   preferred stock
   to common stock.......  2,250,000   2,250   (2,250)          --          --          --           --            --            --
  Common stock
   offerings, net........  6,353,361   6,353       --           --          --          --   19,849,578            --    19,855,931
  Conversion of note
   payable and accrued
   interest into
   common stock..........    972,222     972       --           --          --          --    3,592,548            --     3,593,520
  Common stock issued
   for services..........     72,563      73       --           --          --          --      219,513            --       219,586
  Net loss for year......         --      --       --           --          --          --           --    (2,933,380)   (2,933,380)
                          ---------- -------  -------  -----------   ---------  ----------  -----------  ------------   -----------
Balance as of
 December 31, 2003....... 27,300,063 $27,300  $    --  $        --   $      --  $       --  $77,326,046  $(55,894,646)  $21,458,700
                          ========== =======  =======  ===========   =========  ==========  ===========  ============   ===========




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

         Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and the Company's undivided interests in Poland. All significant inter-company accounts and transactions have been eliminated in consolidation. At December 31, 2003, the Company owned 100% of the voting common stock or other equity securities of its subsidiaries.

         Cash Equivalents

The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Concentration of Credit Risk

The majority of the Company's receivables are within the oil and gas industry, primarily from the purchasers of its oil and gas, fees generated from oilfield services and its industry partners. The receivables are not collateralized. To date, the Company has experienced minimal bad debts, and has no allowance for doubtful accounts at December 31, 2003 and 2002. The majority of the Company's cash and cash equivalents is held by three financial institutions in Utah, Montana and New York.

         Inventory

Inventory consists primarily of tubular goods and production related equipment and is valued at the lower of average cost or market.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -


         Oil and Gas Properties

The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether an individual well has found proved reserves. If it is determined that an exploratory well has not found proved reserves, or if the determination that proved reserves have been found cannot be made within one year, the costs of the well are expensed. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are not considered to be realizable. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties is provided on a property-by-property basis using the unit-of-production method. The computation of DD&A takes into consideration the anticipated proceeds from equipment salvage. An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the related fair value determined on a property-by-property basis. Gains and losses are recognized on sales of entire interests in proved and unproved properties. Sales of partial interests are generally treated as a recovery of costs and any resulting gain or loss is recorded as other income.

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

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation, is summarized as follows:

                                                                                    December 31,            Estimated
                                                                             ----------------------------  Useful Life
                                                                                 2003           2002        (in years)
                                                                             -------------  -------------  -------------
                                                                                   (In thousands)
         Other property and equipment:
             Drilling rigs.................................................. $     2,216    $     2,205          6
             Other vehicles.................................................         887            878          5
             Building.......................................................          96             96         40
             Office equipment and furniture.................................         399            504       3 to 6
                                                                             -----------    -----------
             Total cost.....................................................       3,598          3,683
             Accumulated depreciation                                             (2,908)        (2,819)
                                                                             -----------    -----------
                 Net property and equipment................................. $       690    $       864
                                                                             ===========    ===========

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -


         Supplemental Disclosure of Cash Flow Information

Non-cash investing and financing transactions not reflected in the consolidated statements of cash flows include the following:

                                                                                          Year Ended December 31,
                                                                                     -----------------------------------
                                                                                         2003        2002        2001
                                                                                     ----------- ----------- -----------
                                                                                               (In thousands)
         Non-cash investing transactions:
             Additions to properties included in current liabilities................ $     2,145 $       851 $      999
                                                                                     ----------- ----------- ----------
                 Total.............................................................. $     2,145 $       851 $      999
                                                                                     =========== =========== ==========
         Non-cash financing transactions:
             Shares tendered for payment of notes receivable and accrued interest... $        -- $        -- $      137
             Conversion of note payable and accrued interest into common stock......       3,594          --         --
                                                                                     ----------- ----------- ----------
                 Total.............................................................. $     3,594 $        -- $      137
                                                                                     =========== =========== ==========

Supplemental disclosure of cash paid for interest and income taxes:

                                                                                           Year Ended December 31,
                                                                                     -----------------------------------
                                                                                        2003         2002        2001
                                                                                     ----------- ----------- -----------
                                                                                                (In thousands)
         Supplemental disclosure:
             Cash paid during the year for interest................................  $       475 $         1 $        2
             Cash paid during the year for income taxes............................           --          --         --

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

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -


As of December 31, 2003, the Company had 4,784,517 options outstanding under stock option and award plans as well as from other individual grants. The Company applies APB Opinion No. 25 and related interpretations in accounting for options granted under the stock option and award plans and for other option agreements. Had compensation cost for the Company's options been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated in the following table:

                                                                                 2003           2002           2001
                                                                             -----------    -----------    ------------
                                                                              (In thousands, except per share amounts)
         Net loss:
         Net loss, as reported.............................................. $    (2,933)   $    (5,925)   $     (8,410)
         Add: stock-based employee compensation expense included in
           reported net loss, net of any related tax effects................          --             55           1,078
         Less: Total stock-based employee compensation expense
           determined under the fair value based method for all awards,
           net of any related tax effects                                           (907)        (1,125)         (1,515)
                                                                             -----------    -----------    ------------
              Pro forma net loss............................................ $    (3,840)   $    (6,995)   $     (8,847)
                                                                             ===========    ===========    ============

         Basic and diluted net loss per share:
              As reported................................................... $     (0.41)   $     (0.34)   $      (0.48)
              Pro forma.....................................................       (0.46)         (0.40)          (0.50)

The effects of applying SFAS No. 123 are not necessarily representative of the effects on the reported net income or loss for future years.

The fair value of each option granted to employees and consultants during 2003, 2002 and 2001 is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were utilized for the Black-Scholes valuation: (1) expected volatility of 70% for 2003, 90% for 2002 and 78% to 83% for 2001; (2) expected lives ranging from three to seven years;
(3) risk-free interest rates at the date of grant ranging from 3.00% to 4.24%; and, (4) dividend yield of zero for each year.

         Income Taxes

Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Such differences may result in taxable or deductible amounts in future years when the asset or liability is recovered or settled, respectively.

         Foreign Operations

The Company's investments and operations in Poland are comprised of U.S. Dollar expenditures.

         Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to the consolidated financial statements include the estimates of proved oil and gas reserve quantities and the related future net cash flows.

         Net Loss Per Share

Basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -


computed by dividing the net loss by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants and convertible preferred stock or debt.

Outstanding options and warrants as of December 31, 2003, 2002 and 2001 were as follows:

                                            Options and
                                             Warrants       Price Range
                                           ------------- ----------------
         Balance sheet date:
           December 31, 2003.............   11,025,827    $2.40 - $10.25
           December 31, 2002.............    5,544,017    $1.50 - $10.25
           December 31, 2001.............    5,785,585    $1.50 - $10.25

The Company had a net loss in 2003, 2002 and 2001. The above options and warrants, as well as 1,000,000 shares of common stock that could have been issued under the RRPV note, were not included in the computation of diluted earnings per share for 2003, 2002 or 2001 because the effect would have been antidilutive.

Note 2: Asset Retirement Obligation

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

The Company used an expected cash flow approach to estimate its asset retirement obligations under SFAS 143. Upon adoption, the Company recorded a retirement obligation of $345,000, an increase in property and equipment cost of $1,535,000, a decrease in accumulated depreciation, depletion and amortization of $609,000, and a cumulative effect of change in accounting principle, net of $0 tax, of $1,799,000. As a result of the adoption of SFAS 143, the Company recorded accretion expense of $37,000 in 2003.

At January 1 and December 31, 2003, there are no assets legally restricted for purposes of settling asset retirement obligations. There was no impact on the Company's cash flows as a result of adopting SFAS 143 because the cumulative effect of change in accounting principle is a noncash transaction.

The Company's estimated asset retirement obligation liability at January 1, 2002 and 2001 was approximately $322,000 and $285,000, respectively.

Following is a reconciliation of the changes in the asset retirement obligation from December 31, 2002, to December 31, 2003:

         Asset retirement obligation as of December 31, 2002.......  $       --
         Obligation arising from adoption of SFAS 143..............     345,551
         Liabilities settled.......................................          --
         Accretion expense.........................................      37,145
                                                                     ----------
         Asset retirement obligation as of December 31, 2003.......  $  382,696
                                                                     ==========

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -


Note 3: Other Assets

As of December 31, 2003 and 2002, the Company had a replacement bond with a federal agency in the amount of $463,000, which was collateralized by certificates of deposit totaling $231,500. In addition, there are certificates of deposit totaling $125,000 covering performance bonds in other states. As of December 31, 2003, the Company had advanced $377,000 to one of its partners to cover drilling expenses for an exploratory well in Poland in the event costs exceed an agreed upon target amount.

Note 4: Accrued Liabilities

The Company's accrued liabilities as of December 31, 2003 and 2002 were comprised of the following:

                                                            December 31,
                                                   ----------------------------
                                                       2003           2002
                                                   -------------  -------------
                                                           (In thousands)
         Accrued liabilities:
             Exploratory dry hole costs..........  $        880   $        880
             Drilling costs......................           172            433
             Seismic costs.......................            --          1,859
             Pipeline costs......................            --            502
             Interest payable, POGC..............            --            704
             Interest payable, RRPV..............            --            392
             Other costs.........................           254            163
                                                   ------------   ------------
                 Total...........................  $      1,306   $      4,933
                                                   ============   ============

Note 5: Notes Payable

On March 9, 2001, the Company signed a $5.0 million, 9.5% loan agreement and gas purchase option agreement with Rolls Royce Power Ventures ("RRPV"). The proceeds from the loan were used for exploration and development of additional gas reserves in Poland. The loan was interest free for the first year. In consideration for the loan and not charging interest for the first year, the Company granted RRPV an option to purchase up to 17 Mmcf of gas per day from the Company's properties in Poland, subject to availability, exercisable on or before March 9, 2002. The option to purchase gas from the Company's Polish properties was not exercised by RRPV. In accordance with the loan agreement, the entire principal amount plus accrued interest was due on or before March 9, 2003, unless RRPV elected to convert the loan to restricted common stock at $5.00 per share, the market value of the Company's common stock at the time the terms with RRPV were finalized, on or before March 9, 2003. As collateral for the loan, the Company granted RRPV a lien on most of the Company's Polish property interests.

For financial reporting purposes, the Company imputed interest expense for the first year at 9.5%, or $433,790, which was amortized ratably over the one-year interest free period beginning March 9, 2001 and recorded an option premium of $433,790 pertaining to granting RRPV an option to purchase gas from the Company's properties in Poland, to be amortized ratably to other income over the one-year option period.

In March, 2003, following a private placement of convertible preferred stock, the Company paid $2.3 million to RRPV, which included $1.7 million in principal, $0.5 million in accrued interest, and a $100,000 loan extension fee. In return, RRPV extended the maturity date of the note to December 31, 2003. The Company agreed to pay 40% of the gross proceeds of any subsequent equity or debt offering concluded prior to the amended maturity date to RRPV, and also agreed to assign its rights to payments under the CalEnergy Gas agreement to RRPV, except for those amounts relating to two wells required to be drilled under the agreement. All such payments would be used to offset the remaining principal and interest. In exchange for these payments, RRPV agreed to release its lien on interests earned by CalEnergy Gas under its agreement with the Company.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -


The loan amendment contained other terms and conditions, including an increase in the interest rate on the note from 9.5% to 12% per annum effective March 9, 2003, and an extension of the conversion period until December 31, 2003, with the conversion price being changed from $5.00 per share to $3.42 per share, the market price of the Company's stock when RRPV agreed to extend the payment date. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," no charge to income was recorded as a result of the reduction in conversion price as the new conversion price did not result in any intrinsic value.

In September, 2003, the Company placed the then outstanding principal balance of the note, $3.3 million, into an escrow account in favor of RRPV. In turn, the interest rate on the loan was reduced to 9% per annum. In December, 2003, RRPV exercised its right to convert the outstanding principal balance and accrued interest into 972,222 shares of common stock. Accordingly, RRPV released the escrowed funds to the Company, and subsequently released all outstanding liens and other collateral secured by the note to the Company.

Note 6: Commitments

         Fences I Project Area

On April 11, 2000, the Company signed an agreement with POGC under which the Company will earn a 49.0% working interest in approximately 265,000 gross acres in west central Poland (the "Fences I" project area) by spending $16.0 million for agreed drilling, seismic acquisition and other related activities.

During 2000, the Company paid $6,689,432 to POGC under the agreement leaving a remaining commitment of $9,310,568. During 2002 and 2001, the Company did not make any additional cash payments to POGC relating to this agreement. As of December 31, 2001, the Company had accrued $2,678,477 of additional costs pertaining to the Fences project area $16.0 million commitment, including $880,121 for drilling activities and $1,798,356 for 3-D seismic activities.

During 2002, the Company reaffirmed its intent to fulfill its $16 million commitment with POGC. In connection with this agreement, the Company agreed to recognize and pay at a future date an additional $2,306,627 of costs related to prior exploration activities in the Fences I area to POGC, $1,602,902 of which will be credited towards the $16 million commitment. The $2,306,627 was recorded as an accrued liability, net of accounts receivable from POGC, at December 31, 2002. The 2002 amount includes $703,725 in interest costs related to the Company's prior liabilities to POGC, $432,875 in drilling costs, $417,653 in seismic costs, $502,244 in pipeline costs, and $250,130 related to foreign exchange adjustments. As part of its future payment, the Company agreed to assign in 2003 all of its right to the Kleka well, including the amounts recorded as accounts receivable for Kleka gas sales. Accordingly, at December 31, 2002, the Company's account receivable from POGC in the amount of $606,986 was offset against the POGC liability. The liability is to be offset by the value of the remaining gas reserves associated with the Kleka well, as determined by an independent engineer jointly appointed by the Company and POGC. The Company further agreed to begin accruing interest on the past due amount to POGC. The interest rate in effect at December 31, 2002 was 12.8%. The interest rate changed on January 1, 2003, to 10.4%.

During 2003, the Company paid a total of $2,916,003 in cash to POGC and recorded a $190,000 VAT liability related to the Kleka gas sales in full settlement of the outstanding liability, with the exception of the Kleka 11 assignment. As of December 31, 2003, the Kleka 11 well had estimated proved, developed, producing gas reserves with an estimated net present value, discounted at 10%, of approximately $1.1 million, as determined by an independent engineer. The parties continue to discuss the assignment of the Kleka well to POGC. Should the parties not be able to reach a consensus concerning the independent engineer's assessment of reserves, the Company may be required to pay additional cash to settle the remaining liability to POGC.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -


         Apache Exploration Program

The Apache Exploration Program ("AEP") consists of various agreements signed between the Company and Apache Corporation ("Apache") from 1997 through 2001. Apache Poland general and administrative ("G&A") costs consist of the Company's share of direct overhead costs incurred by Apache in Poland in accordance with the terms of the AEP. Apache Poland G&A costs were $0, $0, and $575,000 during 2003, 2002 and 2001, respectively. The initial primary terms of the Apache Exploration Program included a commitment by Apache to cover the Company's share of costs to drill ten exploratory wells, to acquire 2,000 kilometers of 2-D seismic and cover the Company's share of other specified costs to earn a fifty-percent interest in the Company's Lublin Basin and Carpathian project areas. There are no ongoing obligations under the AEP as of December 31, 2001.

Note 7: Income Taxes

The Company recognized no income tax benefit from the losses generated during 2003, 2002 and 2001. The components of the net deferred tax asset as of December 31, 2003 and 2002 are as follows:

                                                                                                   December 31,
                                                                                            ----------------------------
                                                                                                2003           2002
                                                                                            -------------- -------------
                                                                                                  (In thousands)
         Deferred tax liability:
             Property and equipment basis differences...................................... $       (338)  $       (370)
         Deferred tax asset:
             Net operating loss carryforwards:
                 United States.............................................................       13,175         12,475
                 Poland....................................................................        4,353          4,224
             Oil and gas properties........................................................        1,855          1,795
             Options issued for services...................................................          578            610
             Asset retirement obligation...................................................          143             --
             Other.........................................................................           --             10
             Valuation allowance...........................................................      (19,766)       (18,744)
                                                                                            ------------   ------------
                 Total..................................................................... $         --   $         --
                                                                                            ============   ============
The change in the valuation allowance during 2003, 2002 and 2001 is as follows:

                                                                                       Year Ended December 31,
                                                                             ---------------------------------------------
                                                                                 2003           2002            2001
                                                                             -------------  -------------  ---------------
                                                                                            (In thousands)
         Valuation allowance:
             Balance, beginning of year..................................... $   (18,744)   $   (17,089)    $   (15,590)
             Decrease due to property and equipment basis differences.......          --           (577)            136
             Increase due to net operating loss.............................        (828)          (632)         (1,956)
             Other..........................................................        (194)          (446)            321
                                                                             -----------    -----------     -----------
                 Total...................................................... $   (19,766)   $   (18,744)    $   (17,089)
                                                                             ===========    ===========     ===========

SFAS No. 109 "Accounting for Income Taxes" requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and expansion of the Company's oil and gas producing activities. The risks associated with that growth requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided at December 31, 2003 and 2002.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -


         United States NOL

At December 31, 2003, the Company had net operating loss ("NOL") carryforwards in the United States of approximately $35,321,000 available to offset future taxable income, of which approximately $18,749,000 expires from 2008 through 2012 and 16,572,000 expires subsequent to 2018. The utilization of the NOL carryforwards against future taxable income in the United States may become subject to an annual limitation if there is a change in ownership. The NOL carryforwards in the United States include $6,326,000 relating to tax deductions resulting from the exercise of stock options. The tax benefit from adjusting the valuation allowance related to this portion of the NOL carryforward will be credited to additional paid-in capital.

         Polish NOL

As of December 31, 2003, the Company had NOL carryforwards in Poland totaling approximately $11,670,000, including $345,516, $882,262 and $1,925,220 generated in 2003, 2002 and 2001, respectively. The NOL carryforwards may be carried forward five years in Poland. However, no more than fifty-percent of the NOL carryforwards for any given year may be applied against Polish income in succeeding years.

The domestic and foreign components of the Company's net loss are as follows:

                                              Year Ended December 31,
                                    ------------------------------------------
                                        2003           2002            2001
                                    ------------   ------------    -----------
                                                  (In thousands)
         Domestic.................. $     (1,820)  $     (3,570)   $    (1,585)
         Foreign...................       (1,113)        (2,355)        (6,825)
                                    ------------   ------------    -----------
             Total................. $     (2,933)  $     (5,925)  $     (8,410)
                                    ============   ============   ============

Note 8: Private Placements of Common and Convertible Preferred Stock

In March 2003, the Company sold 2,250,000 shares of 2003 Series Convertible Preferred Stock in a private placement of securities, raising a total of $5,593,871 after offering costs of $31,129. Each share of preferred stock immediately converts into one share of common stock and one warrant to purchase one share of common stock at $3.60 per share upon registration of the common shares. The warrants to purchase common stock are exercisable anytime between March 1, 2004, and March 1, 2008, and entitle the holders, for a period of 10 days following any new issuances of equity securities or securities convertible or exercisable into equity securities in other than a public offering, to preserve their approximate 16.3% ownership subsequent to this offering by purchasing such new securities issued on the same terms as issued to others. The preferred stock had a liquidation preference equal to the sales price for the shares, which was $2.50 per share.

In connection with the issuance of the 2003 Series Convertible Preferred Stock, the Company allocated approximately $2.3 million of the proceeds to the warrants, and the remaining amount of the proceeds to a beneficial conversion feature. As the conversion of the preferred shares and the issuance of the warrants were contingent upon the registration of the underlying shares, these shares became included in the calculation of earnings per share upon the conversion of the preferred stock to common stock.

The Company's 2,250,000 shares of 2003 Series Convertible Preferred Stock were converted to common stock on a one-for-one basis on October 27, 2003, pursuant to a registration statement that became effective on that date.

Between the months of July and November, 2003, the Company sold 3,991,310 Units, consisting of one share of common stock and one warrant to purchase one share of common stock at $3.75 per share, raising a total of $10,734,672 after offering costs of $41,865. The warrants to purchase common stock are exercisable one year after closing, and expire between July 22, 2008 and November 4, 2008.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -



In December, 2003, the Company sold 2,362,051 shares of common stock, raising a total of $9,137,021 after offering costs of $571,009.

The net proceeds from the 2003 offerings were used to reduce the note payable to Rolls-Royce Power Ventures Limited, to reduce the obligation to the Polish Oil and Gas Company, and will be used to fund ongoing geological and geophysical costs in Poland and support ongoing prospect marketing and general and administrative costs.

Note 9: Stock Options and Warrants

         Equity Compensation Plans

The Company's equity compensation consists of annual stock option and award plans that are each subject to approval by the Board of Directors and are subsequently presented for approval by the stockholders at the Company's annual meetings.

The following table summarizes information regarding the Company's stock option and award plans as of December 31, 2003:

                                                                                             Weighted
                                                                                              Average      Number of
                                                                             Number of       Exercise        Shares
                                                                              Shares         Price of      Available
                                                                            Authorized     Outstanding     for Future
                                                                             Under Plan        Shares       Issuance
                                                                           -------------  --------------- -------------
         Equity compensation plans approved by stockholders:
           1995 Stock Option and Award Plan................................     500,000   $         7.09       337,500
           1996 Stock Option and Award Plan................................     500,000             5.81           500
           1997 Stock Option and Award Plan................................     500,000             7.78        30,400
           1998 Stock Option and Award Plan................................     500,000             6.35         4,000
           1999 Stock Option and Award Plan................................     500,000             4.32         9,333
           2000 Stock Option and Award Plan................................     600,000             2.50         7,750
           2001 Stock Option and Award Plan................................     600,000             3.00         6,000
           2003 Long Term Incentive Plan...................................     800,000             3.00       390,000
                                                                              ---------   --------------    ----------
             Total.........................................................   4,500,000   $         4.77       785,483
                                                                              =========   ==============    ==========

The above table excludes 1,120,000 options that have been granted outside of shareholder approved option plans.

All stock option and award plans are administered by a committee (the "Committee") consisting of members of the board of directors or a committee thereof. At its discretion, the Committee may grant stock, incentive stock options ("ISOs") or non-qualified options to any employee, including officers. In addition to the options granted under the stock option plans, the Company also issues non-qualified options outside the stock option plans. The granted options have terms ranging from five to seven years and vest over periods ranging from the date of grant to three years. Under terms of the stock option award plans, the Company may also issue restricted stock.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -



The following table summarizes fixed option activity for 2003, 2002 and 2001:

                                                  2003                       2002                       2001
                                        --------------------------  ------------------------  -------------------------
                                                        Weighted                  Weighted                   Weighted
                                                        Average                   Average                    Average
                                         Number of      Exercise     Number of    Exercise     Number of     Exercise
                                           Shares        Price         Shares      Price         Shares       Price
                                        -------------  -----------  -----------  -----------  ------------  -----------
       Fixed Options Outstanding:
           Beginning of year.........      4,544,017   $      4.68     4,785,585 $      4.87   4,322,917    $      5.15
           Granted...................        785,000          3.97       551,000        2.40     501,750           2.44
           Exercised.................             --            --        (3,000)       1.50          --             --
           Canceled..................        (10,000)         4.66      (114,568)       6.00     (33,082)          5.00
           Expired...................       (534,500)         7.50      (675,000)       2.61      (6,000)          5.75
                                        ------------                 -----------              ----------
               End of year...........      4,784,517   $      4.42     4,544,017 $      4.68   4,785,585    $      4.87
                                        ============                 ===========              ==========

       Exercisable at year-end.......      3,474,270   $      4.84     3,515,867 $      5.41   3,669,356    $      5.28
                                        ============                 ===========              ==========


The weighted average fair value per share of options granted during 2003, 2002 and 2001 was $1.90, $1.80 and $1.16, respectively.

The following table summarizes information about fixed stock options outstanding as of December 31, 2003:
                                                     Outstanding                                 Exercisable
                                ------------------------------------------------------  -------------------------------
                                                  Weighted Average
                                  Number of           Remaining           Weighted        Number of        Weighted
                Exercise           Options        Contractual Life        Average          Options         Average
              Price Range        Outstanding         (in years)        Exercise Price    Exercisable    Exercise Price
         --------------------------------------  --------------------  ---------------  --------------  ---------------
         $2.40 - $2.40.........       549,000           5.62           $         2.40         182,997   $        2.40
         $2.44 - $2.44.........       477,750           4.93                     2.44         318,506            2.44
         $3.00 - $3.00.........     1,000,000           0.44                     3.00       1,000,000            0.44
         $3.14 - $3.98.........       785,000           6.82                     3.92              --              --
         $4.06 - $4.06.........       470,000           3.80                     4.06         470,000              --
         $5.75 - $6.63.........       808,100           2.02                     6.12         808,100            6.12
         $6.75 - $10.25........       694,667           1.49                     8.28         694,667            8.28
                                ---------------  --------------------  ---------------  --------------  ---------------
                Total..........     4,784,517           3.28           $         4.42       3,474,270   $        4.84
                                ===============  ====================  ===============  ==============  ===============

         Warrants

The following table summarizes changes in outstanding and exercisable warrants during 2003, 2002 and 2001:
                                            2003                         2002                         2001
                                 ---------------------------- --------------------------- -----------------------------
                                  Number of       Price         Number of      Price        Number of        Price
                                   Shares         Range          Shares        Range         Shares          Range
                                 ----------- ---------------- ------------- ------------- -------------- --------------
          Warrants outstanding:
              Beginning of year.         --   $     --           100,000    $      3.00       250,000    $3.00 - $6.90
              Issued............  6,241,310   $3.60 - $3.75
              Exercised.........         --         --                --             --            --               --
              Expired...........         --         --          (100,000)   $      3.00      (150,000)   $        6.90
                                 ----------                    -----------                  -----------
                  End of year...  6,241,310   $3.60 - $3.75           --    $        --       100,000    $        3.00
                                 ==========                    ===========                  ===========

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

Note 10: Quarterly Financial Data (Unaudited)

Summary quarterly information for 2003 and 2002 is as follows:

                                                                           Quarter Ended
                                             ---------------------------------------------------------------------------
                                               December 31        September 30          June 30           March 31
                                             -----------------  -----------------  ------------------ ------------------
                                                              (In thousands, except per share amounts)
         2003:
             Revenues....................... $           575    $            602     $         530    $           621
             Net operating loss.............          (1,973)               (654)             (866)              (488)
             Net income (loss)..............          (2,053)               (866)           (1,106)             1,092

             Basic and diluted net loss per
               common share................. $         (0.28)   $          (0.04)    $       (0.05)   $         (0.04)
         2002:
             Revenues....................... $           708    $            977     $         607    $           450
             Net operating loss.............          (2,833)               (271)             (751)            (1,000)
             Net loss.......................          (3,664)               (373)             (870)            (1,018)

             Basic and diluted net loss per
               common share................. $         (0.21)   $          (0.02)    $       (0.05)   $         (0.06)

The net operating loss for the fourth quarter of 2003 includes $160,886 in property impairment costs. The net operating loss for the fourth quarter of 2002 includes $1,547,860 in property impairment costs, and $703,725 and $502,244 in interest and seismic costs, respectively, incurred in connection with a revision of the Company's agreement with POGC relative to the Fences I project area.

Note 11: Business Segments

The Company operates within two business segments of the oil and gas industry: exploration and production ("E&P") and oilfield services. The Company's revenues associated with its E&P activities are comprised of oil sales from its producing properties in the United States and oil and gas sales from its producing properties in Poland. Over 85% of the Company's oil sales in the United States were to Cenex during 2001 and the first half of 2002. From July 2002 to June 2003, over 85% of the Company's oil sales were to Plains Marketing Canada, LP. Commencing in July 2003, over 85% of the Company's oil sales were to Cenex. During 2002 and 2001, all of the Company's oil and gas sales in Poland were to POGC. There were no oil and gas sales in Poland during 2003. The Company

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -



believes the purchasers of its oil and gas production could be replaced, if necessary, without a loss in revenue. E&P operating costs are comprised of: (1) exploration costs (geological and geophysical costs, exploratory dry holes, and non-producing leasehold impairments) and, (2) lease operating costs (lease operating expenses and production taxes). Substantially all exploration costs are related to the Company's operations in Poland. Substantially all lease operating costs are related to the Company's domestic production.

The Company's revenues associated with its oilfield services segment are comprised of contract drilling and well servicing fees generated by the Company's oilfield servicing equipment in Montana. Oilfield servicing costs are comprised of direct costs associated with its oilfield services.

DD&A directly associated with a respective business segment is disclosed within that business segment. The Company does not allocate current assets, corporate DD&A, general and administrative costs, amortization of deferred compensation, interest income, interest expense, other income or other expense to its operating business segments for management and business segment reporting purposes. All material inter-company transactions between the Company's business segments are eliminated for management and business segment reporting purposes.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -



Information on the Company's operations by business segment for 2003, 2002 and 2001 is summarized as follows:

                                                                                                2003
                                                                             -------------------------------------------
                                                                                              Oilfield
                                                                                 E&P          Services        Total
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
         Operations summary:
             Revenues(1).................................................... $      2,230   $        98    $      2,328
             Operating costs(2).............................................       (2,267)         (190)         (2,457)
             DD&A expense...................................................         (287)         (299)           (586)
                                                                             ------------   -----------    ------------
              Operating loss................................................ $       (324)  $      (391)   $       (715)
                                                                             ============   ===========    ============
         Identifiable net property and equipment:
             Unproved properties -  Poland.................................. $        166   $        --    $        166
             Unproved properties - Domestic.................................            8            --               8
             Proved properties - Poland.....................................        1,202            --           1,202
             Proved properties - Domestic...................................        3,007            --           3,007
             Equipment and other............................................           --           565             565
                                                                             ------------   -----------    ------------
                 Total...................................................... $      4,383   $       565    $      4,948
                                                                             ============   ===========    ============
         Net Capital Expenditures:
             Property and equipment                                          $        191   $        11    $        202
                                                                             -------------  -------------  -------------
                 Total...................................................... $        191   $        11    $        202
                                                                             =============  =============  =============
         --------------------
         (1) All E&P revenues were generated in the United States.
         (2) E&P operating costs include $161,000 in property impairments,
             $319,000 in geological and geophysical costs, $8,000 in lease operating costs, and $265,000 in general and administrative costs incurred in Poland.

                                                                                                2002
                                                                             -------------------------------------------
                                                                                              Oilfield
                                                                                 E&P          Services        Total
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
         Operations summary:
             Revenues(3).................................................... $      2,209   $        533   $      2,742
             Operating costs(4).............................................       (3,941)          (540)        (4,481)
             DD&A expense...................................................         (281)          (310)          (591)
                                                                             ------------   ------------   ------------
              Operating loss................................................ $     (2,013)  $       (317)  $     (2,330)
                                                                             ============   ============   ============
         Identifiable net property and equipment:
             Unproved properties -  Poland.................................. $        146   $         --   $        146
             Unproved properties - Domestic.................................            8             --              8
             Proved properties - Poland.....................................        1,931             --          1,931
             Proved properties - Domestic...................................          957             --            957
             Equipment and other............................................           --            791            791
                                                                             ------------   ------------   ------------
                 Total...................................................... $      3,042   $        791   $      3,833
                                                                             ============   ============   ============
         Net Capital Expenditures:
             Property and equipment(5)                                       $      1,012   $        116   $      1,128
                                                                             ------------   ------------   ------------
                 Total...................................................... $      1,012   $        116   $      1,128
                                                                             ============   ============   ============

         ---------------------
         (3) E&P revenues include $1,924,000 generated in the United States and $285,000 generated in Poland.
         (4) E&P operating costs include $129,000 in geological and geophysical costs, $41,000 in lease operating costs, and $171,000 in general and administrative costs incurred in Poland.
         (5) E&P includes $418,000 of pipeline costs and $586,000 of proved property additions incurred in Poland and $8,000 of unproved property additions in the United States.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -

                                                                                                2001
                                                                             -------------------------------------------
                                                                                              Oilfield
                                                                                 E&P          Services        Total
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
         Operations summary:
             Revenues(1)....................................................  $     2,229   $     1,584    $      3,813
             Operating costs(2).............................................       (8,478)       (1,300)         (9,778)
             DD&A expense(3)................................................         (322)         (308)           (630)
                                                                              -----------   -----------    ------------
              Operating loss................................................  $    (6,571)  $       (24)   $     (6,595)
                                                                              ===========   ===========    ============
         Identifiable net property and equipment:
             Unproved properties -  Poland..................................  $       648   $        --    $        648
             Unproved properties - Domestic.................................            8            --               8
             Proved properties - Poland.....................................        2,324            --           2,324
             Proved properties - Domestic...................................          877            --             877
             Equipment and other............................................           --           985             985
                                                                              -----------   -----------    ------------
                 Total...................................................... $      3,857   $       985    $      4,842
                                                                             ============   ===========    ============
         Net Capital Expenditures:
             Property and equipment(4)...................................... $      1,745   $       248    $      1,993
                                                                              -----------   -----------    ------------
                 Total...................................................... $      1,745   $       248    $      1,993
                                                                             ============   ===========    ============

         ---------------------
         (1) E&P revenues include $1,815,000 generated in the United States and $414,000 generated in Poland.
         (2) E&P operating costs include $2,541,000 in geological and geophysical costs, $3,051,000 in exploratory dry hole costs, $59,000 in property impairments, $42,000 in lease operating costs, and $733,000 in general and administrative costs incurred in Poland.
         (3) E&P DD&A includes $258,000 in DD&A costs incurred in Poland.
         (4) E&P includes a $894,000 of exploratory dry hole costs, $320,000 of proved property additions and $531,000 of unproved property additions.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -



A reconciliation of the segment information to the consolidated totals for 2003, 2002 and 2001 follows:

                                                                                 2003           2002           2001
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
         Revenues:
           Reportable segments.............................................. $      2,328   $      2,742   $      3,813

           Non-reportable segments..........................................           --             --             --
                                                                             ------------   ------------   ------------
            Total revenues.................................................. $      2,328   $      2,742   $      3,813
                                                                             ============   ============   ============
         Operating loss:
           Reportable segments.............................................. $       (715)  $     (2,330)  $     (6,595)
           Expense or (revenue) adjustments:
             Corporate DD&A expense.........................................          (13)           (27)           (32)
             Amortization of deferred compensation (G&A)....................           --            (55)        (1,078)
             General and administrative expenses............................       (3,253)        (2,443)          (883)
             Other..........................................................           --             --             --
                                                                             ------------   ------------   ------------
               Total net operating loss..................................... $     (3,981)  $     (4,855)  $     (8,588)
                                                                             ============   ============   ============
         Net property and equipment:
           Reportable segments.............................................. $      4,948   $      3,833   $      4,842
           Corporate assets.................................................          125             73            100
                                                                             ------------   ------------   ------------
            Net property and equipment...................................... $      5,073   $      3,906   $      4,942
                                                                             ============   ============   ============
         Property and equipment capital expenditures:
           Reportable segments.............................................. $        202   $      1,128   $      1,993
           Corporate assets.................................................           63              2              6
                                                                             ------------   ------------   ------------
            Net property and equipment capital expenditures................. $        265   $      1,130   $      1,999
                                                                             ============   ============   ============

Note 12: Disclosure about Oil and Gas Properties and Producing Activities (unaudited)

         Capitalized Oil and Gas Property Costs

Capitalized costs relating to oil and gas exploration and production activities as of December 31, 2003 and 2002 are summarized as follows:

                                                                        United States       Poland           Total
                                                                        -------------   -------------    -------------
                                                                                        (In thousands)
         December 31, 2003:
             Proved properties......................................... $       4,088   $       1,665    $       5,753
             Unproved properties.......................................             8             166              174
                                                                        -------------   -------------    -------------
               Total gross properties..................................         4,096           1,831            5,927
             Less accumulated depreciation, depletion and amortization.        (1,082)           (462)          (1,544)
                                                                        -------------   -------------    -------------

                    Total.............................................. $       3,014   $       1,369    $       4,383
                                                                        =============   =============    =============
         December 31, 2002:
             Proved properties.........................................         2,360   $       2,394    $       4,754
             Unproved properties.......................................             8             146              154
                                                                        -------------   -------------    -------------
               Total gross properties..................................         2,368           2,540            4,908
             Less accumulated depreciation, depletion and amortization.        (1,404)           (462)          (1,866)
                                                                        -------------   -------------    -------------

                    Total.............................................. $         964   $       2,078    $       3,042
                                                                        =============   =============    =============

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -



         Results of Operations

Results of operations are reflected in Note 13, Business Segments. There is no tax provision as the Company is not likely to pay any federal or local income taxes due to its operating losses. Total production costs for 2003, 2002 and 2001 were $1,545,913, $1,365,454 and $1,358,304, respectively.

         Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities during 2003, 2002 and 2001, whether capitalized or expensed, are summarized as follows:

                                                                        United States       Poland           Total
                                                                        -------------    ------------     -------------
                                                                                        (In thousands)
         Year ended December 31, 2003:
             Acquisition of properties:
                 Proved................................................ $          --    $         --     $          --
                 Unproved..............................................            --              20                20
             Exploration costs.........................................            --             523               523
             Development costs.........................................           191              --               191
                                                                        -------------    ------------     -------------
                 Total................................................. $         191    $        543     $         734
                                                                        =============    ============     =============
         Year ended December 31, 2002:
             Acquisition of properties:
                 Proved................................................ $          --              --                --
                 Unproved..............................................            --               8                 8
             Exploration costs.........................................            --           1,031             1,031
             Development costs.........................................           153             851             1,004
                                                                        -------------    ------------     -------------
                 Total................................................. $         153    $      1,890     $       2,043
                                                                        =============    ============     =============
         Year ended December 31, 2001:
             Acquisition of properties:
                 Proved................................................ $          --    $         --     $          --
                 Unproved..............................................            --             525               525
             Exploration costs.........................................            --           6,542             6,542
             Development costs.........................................           319               2               321
                                                                        -------------    ------------     -------------
                 Total................................................. $         319    $      7,069     $       7,388
                                                                        =============    ============     =============

         Impairment of Oil and Gas Properties

The Company has recorded impairment charges in its E&P segment related to oil and gas properties as follows:
                                                           2003              2002            2001
                                                       ------------     ------------    ------------
                 Proved...........................     $    160,886     $  1,038,362    $         --
                 Unproved.........................               --          509,498         583,855
                                                       ------------     ------------    ------------
                   Total..........................     $    160,886     $  1,547,860    $    583,855
                                                       ============     ============    ============

         Exploratory dry hole costs

During 2001, for financial reporting purposes, the Company classified the Mieszkow 1 as an exploratory dry hole, and recorded exploratory dry hole costs of $3,051,334, including cash expenditures of $2,171,750 and accrued costs of $879,584. There were no dry hole costs in 2003 and 2002.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -



Note 13: Summary Oil and Gas Reserve Data (Unaudited)

         Estimated Quantities of Proved Reserves

Proved reserves are the estimated quantities of crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions. The Company's proved oil and gas reserve quantities and values are based on estimates prepared by independent reserve engineers in accordance with guidelines established by the Securities and Exchange Commission. Operating costs, production taxes and development costs were deducted in determining the quantity and value information. Such costs were estimated based on current costs and were not adjusted to anticipate increases due to inflation or other factors. No price escalations were assumed and no amounts were deducted for general overhead, depreciation, depletion and amortization, interest expense and income taxes. The proved reserve quantity and value information is based on the weighted average price on December 31, 2003 of $27.53 per bbl for oil in the United States and $2.60 per MCF of gas in Poland. The determination of oil and gas reserves is based on estimates and is highly complex and interpretive, as there are numerous uncertainties inherent in estimated quantities and values of proved reserves, projecting future rates of production and timing of development expenditures. The estimates are subject to continuing revisions as additional information becomes available or assumptions change.

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

                                                                  Crude Oil                       Natural Gas
                                                       -------------------------------- --------------------------------
                                                       United States        Poland      United States        Poland
                                                       ---------------  --------------- ---------------  ---------------
                                                        (In thousand barrels of oil)      (In millions of cubic feet)
         Proved Developed Reserves:
           December 31, 2003..........................           991               --              --             1,116
           December 31, 2002..........................         1,015               --              --             1,374
           December 31, 2001..........................         1,075               --              --             2,167

The following unaudited summary of proved developed and undeveloped reserve quantity information represents estimates only and should not be construed as exact:
                                                                  Crude Oil                       Natural Gas
                                                       -------------------------------- --------------------------------
                                                       United States        Poland      United States        Poland
                                                       ---------------  --------------- ---------------  ---------------
                                                        (In thousand barrels of oil)      (In millions of cubic feet)
         December 31, 2003:
             Beginning of year.......................         1,042               114              --            4,210
             Extensions or discoveries...............            --                --              --               --
             Revisions of previous estimates.........            34                --              --             (250)
             Production..............................           (85)               --              --               --
                                                       ---------------  --------------- ---------------  ---------------
                 End of year.........................           991               114              --            3,960
                                                       ===============  =============== ===============  ===============
         December 31, 2002:
             Beginning of year.......................         1,100               114              --            5,010
             Extensions or discoveries...............            --                --              --               --
             Revisions of previous estimates.........            33                --              --             (620)
             Production..............................           (91)               --              --             (180)
                                                       ---------------  --------------- ---------------  ---------------
                 End of year.........................         1,042               114              --            4,210
                                                       ===============  =============== ===============  ===============
         December 31, 2001:
             Beginning of year.......................         1,220                --              --            2,381
             Extensions or discoveries...............            --               114              --            2,844
             Revisions of previous estimates.........           (26)               --              --               35
             Production..............................           (94)               --              --             (250)
                                                       ---------------  --------------- ---------------  ---------------
                 End of year.........................         1,100               114              --            5,010
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

The components of SMOG are detailed below:

                                                                        United States     Poland(1)          Total
                                                                        --------------- ---------------  ---------------
                                                                                        (In thousands)
         December 31, 2003:
             Future cash flows.......................................   $      27,290   $      10,323    $      37,613
             Future production costs.................................         (17,527)           (425)         (17,952)
             Future development costs................................              (3)         (1,800)          (1,803)
             Future income tax expense...............................              --              --               --
                                                                        -------------   -------------    -------------
             Future net cash flows...................................           9,760           8,098           17,858
             10% annual discount for estimated timing of cash flows..          (4,826)         (3,176)          (8,002)
                                                                        -------------   -------------    -------------
             Discounted net future cash flows........................   $       4,934   $       4,922    $       9,856
                                                                        =============   =============    =============
         December 31, 2002:
             Future cash flows.......................................   $      26,049   $      10,964    $      37,013
             Future production costs.................................         (16,254)           (455)         (16,709)
             Future development costs................................            (115)         (1,800)          (1,915)
             Future income tax expense...............................              --              --               --
                                                                        -------------   -------------    -------------
             Future net cash flows...................................           9,680           8,709           18,389
             10% annual discount for estimated timing of cash flows..          (4,783)         (3,386)          (8,169)
                                                                        -------------   -------------    -------------
             Discounted net future cash flows........................   $       4,897   $       5,323    $      10,220
                                                                        =============   =============    =============
         December 31, 2001:
             Future cash flows.......................................   $      13,922   $       7,749    $      21,671
             Future production costs.................................          (9,464)           (425)          (9,889)
             Future development costs................................             (73)         (1,390)          (1,463)
             Future income tax expense...............................              --              --               --
                                                                        -------------   -------------    -------------
             Future net cash flows...................................           4,385           5,934           10,319
             10% annual discount for estimated timing of cash flows..          (2,213)         (2,520)          (4,733)
                                                                        -------------   -------------    -------------
             Discounted net future cash flows........................   $       2,172   $       3,414    $       5,586
                                                                        =============   =============    =============

         -------------------------
         (1) Includes $1,052 related to the Kleka 11 well, which the Company has agreed to transfer to POGC.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -



The principal sources of changes in SMOG are detailed below:

                                                                                      Year Ended December 31,
                                                                             -------------------------------------------
                                                                                 2003           2002           2001
                                                                             -------------  -------------  -------------
                                                                                           (In thousands)
         SMOG sources:
             Balance, beginning of year...................................... $   10,220     $    5,586    $     7,420
             Sale of oil and gas produced, net of production costs...........       (732)          (843)          (871)
             Net changes in prices and production costs......................        607          4,890         (2,241)
             Extensions and discoveries, net of future costs.................         --             --          1,330
             Changes in estimated future development costs...................       (321)          (251)          (686)
             Previously estimated development costs incurred during
                 the year....................................................        191            586            321
             Revisions in previous quantity estimates........................         26            270             59
             Accretion of discount...........................................      1,022            559            742
             Net change in income taxes......................................         --             --             --
             Changes in rates of production and other........................     (1,157)          (577)          (488)
                                                                              ----------     ----------    -----------
                 Balance, end of year........................................ $    9,856     $   10,220    $     5,586
                                                                              ==========     ==========    ===========

Note 14: New Accounting Pronouncements

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations or financial position. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.


Note 15: Interests Held Under Oil and Gas Leases

Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards, No. 142, "Goodwill and Intangible Assets" (SFAS 142) were issued by the Financial Accounting Standards Board (FASB) in June 2001 and became effective for the Company on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Additionally, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. One interpretation being considered relative to these standards is that oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds should be classified separately from oil and gas properties, as intangible assets on the Company's balance sheets. In addition, the disclosures required by SFAS 141 and 142 relative to intangibles would be included in the notes to financial statements. Historically, the Company has included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after SFAS 141 and 142 became effective.

This interpretation of SFAS 141 and 142 described above would only affect our balance sheet classification of oil and gas leaseholds. The Company's results of operations and cash flows would not be affected, since these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with accounting rules for oil and gas companies provided in Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies.".

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -



At December 31, 2003 and 2002, the Company had undeveloped leaseholds of approximately $166,000 and $147,000, respectively, that would be classified under that interpretation on the balance sheet as "intangible undeveloped leasehold" and developed leaseholds of an estimated $7,000 in both years that would be classified under that interpretation as "intangible developed leaseholds" if the Company applied the interpretation currently being considered.

The Company will continue to classify its oil and gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and gas properties until further interpretive guidance is provided.