Form 10-Q
period 2004-03-31
FX ENERGY INC
filed 2004-05-11
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


                          Commission File No. 000-25386


                                 FX ENERGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 NEVADA                                          87-0504461
    -------------------------------                         ------------------
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

                                 Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of May 5, 2004, was 29,792,906.

                        FX ENERGY, INC. AND SUBSIDIARIES
               Form 10-Q for the Three Months Ended March 31, 2004



                                TABLE OF CONTENTS


  Item                                                                     Page
----------                                                               -------
                          Part I. Financial Information

    1     Financial Statements
              Consolidated Balance Sheets...............................    3
              Consolidated Statements of Operations.....................    5
              Consolidated Statements of Cash Flows.....................    7
              Notes to the Consolidated Financial Statements............    8
    2     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................   11
    3     Quantitative and Qualitative Disclosures about Market Risk....   15
    4     Controls and Procedures.......................................   16

                           Part II. Other Information

    6     Exhibits and Reports on Form 8-K..............................   17
   --     Signatures....................................................   18

                                  PART I--FINANCIAL INFORMATION

                                  ITEM 1. FINANCIAL STATEMENTS

                                FX ENERGY, INC. AND SUBSIDIARIES
                                   Consolidated Balance Sheets
                                           (Unaudited)


                                                                             March 31,        December 31,
                                                                               2004               2003
                                                                          -------------      -------------
ASSETS

Current assets:
  Cash and cash equivalents...........................................    $  17,805,376      $  17,370,531
  Accounts receivable:
    Accrued oil sales.................................................          273,858            245,511
    Joint interest and other receivables..............................          424,987            137,479
  Inventory...........................................................           77,230             79,318
  Other current assets................................................          133,230            126,007
                                                                          -------------      -------------
    Total current assets..............................................       18,714,681         17,958,846
                                                                          -------------      -------------

Property and equipment, at cost:
  Oil and gas properties (successful efforts method):
    Proved............................................................        5,870,407          5,752,518
    Unproved..........................................................          321,287            173,969
    Other property and equipment......................................        3,771,834          3,598,137
                                                                          -------------      -------------
      Gross property and equipment....................................        9,963,528          9,524,624
    Less accumulated depreciation, depletion and amortization.........       (4,588,558)        (4,451,168)
                                                                          -------------      -------------
        Net property and equipment....................................        5,374,970          5,073,456
                                                                          -------------      -------------

Other assets:
  Certificates of deposit.............................................          356,500            356,500
  Other...............................................................          379,743            379,743
                                                                          -------------      -------------
    Total other assets................................................          736,243            736,243
                                                                          -------------      -------------

Total assets..........................................................    $  24,825,894      $  23,768,545
                                                                          =============      =============


                                            -- Continued --

             The accompanying notes are an integral part of the consolidated financial statements.

                                FX ENERGY, INC. AND SUBSIDIARIES
                                   Consolidated Balance Sheets
                                           (Unaudited)

                                         -- Continued --

                                                                             March 31,        December 31,
                                                                               2004               2003
                                                                          -------------      -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................    $     874,600      $     621,414
  Accrued liabilities.................................................        1,250,528          1,305,735
                                                                          -------------      -------------
    Total current liabilities.........................................        2,125,128          1,927,149
                                                                          -------------      -------------

Long-term liabilities:
  Asset retirement obligation  .......................................          393,007            382,696
                                                                          -------------      -------------

    Total liabilities.................................................        2,518,135          2,309,845
                                                                          -------------      -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued as of March 31, 2004, and as of
    December 31, 2003.................................................               --                 --
  Common stock, $0.001 par value, 100,000,000 shares
    authorized, 27,638,118 and 27,300,063 issued as of
    March 31, 2004, and December 31, 2003, respectively...............           27,638             27,300
  Additional paid-in capital..........................................       79,205,411         77,326,046
  Accumulated deficit.................................................      (56,925,290)       (55,894,646)
                                                                          -------------      -------------
    Total stockholders' equity........................................       22,307,759         21,458,700
                                                                          -------------      -------------

Total liabilities and stockholders' equity ...........................    $  24,825,894      $  23,768,545
                                                                          =============      =============



             The accompanying notes are an integral part of the consolidated financial statements.

                                FX ENERGY, INC. AND SUBSIDIARIES
                              Consolidated Statements of Operations
                                           (Unaudited)

                                                                         For the Three Months Ended March 31,
                                                                         ------------------------------------
                                                                               2004              2003
                                                                         ----------------- ------------------
Revenues:
  Oil  and gas sales..................................................     $     633,795     $     611,943
  Oilfield services...................................................           253,324             9,328
                                                                           -------------     -------------
    Total revenues....................................................           887,119           621,271
                                                                           -------------     -------------

Operating costs and expenses:
  Lease operating costs...............................................           383,588           360,461
  Geological and geophysical costs....................................           376,156            66,879
  Oilfield services costs.............................................           132,569            75,141
  Depreciation, depletion and amortization............................           137,390            99,530
  General and administrative costs (G&A)..............................           898,839           497,516
  Accretion expense...................................................            10,310             9,286
                                                                           -------------     -------------
    Total operating costs and expenses................................         1,938,852         1,108,813
                                                                           -------------     -------------

Operating loss........................................................        (1,051,733)         (487,542)
                                                                           -------------     -------------

Other income (expense):
  Interest and other income...........................................            21,089             9,613
  Interest expense....................................................                --          (229,808)
                                                                           -------------     -------------
    Total other income (expense) .....................................            21,089          (220,195)
                                                                           -------------     -------------

Loss before cumulative effect of change in accounting
  principle...........................................................        (1,030,644)         (707,737)

Cumulative effect of change in accounting principle...................                --         1,799,494
                                                                           -------------     -------------

Net income (loss) after cumulative effect of change
  in accounting principle.............................................     $  (1,030,644)    $   1,091,757
                                                                           =============     =============


                                              - continued -

            The accompanying notes are an integral part of the consolidated financial statements.

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Operations
                                                  - continued -
                                                   (Unaudited)



                                                                        For the Three Months Ended March 31,
                                                                        ------------------------------------
                                                                               2004              2003
                                                                        ----------------- ------------------
Basic loss per common share before
  cumulative effect of change in accounting principle.................    $        (0.04)   $        (0.04)

Cumulative effect of change in accounting principle...................                --              0.10
                                                                          --------------    --------------

Basic net income (loss) per common share
  after cumulative effect of change in accounting principle...........    $        (0.04)   $         0.06
                                                                          ==============    ==============

Diluted loss per common share before
  cumulative effect of change in accounting principle.................    $        (0.04)   $        (0.04)

Cumulative effect of change in accounting principle...................                --              0.10)
                                                                          --------------    --------------

Diluted net income (loss) per common share
  after cumulative effect of change in accounting principle...........    $        (0.04)   $         0.06
                                                                          ==============    ==============

Basic weighted average number
  of shares outstanding...............................................        27,431,008        17,651,917

Diluted weighted average number
  of shares outstanding...............................................        27,431,008        17,651,917



           The accompanying notes are an integral part of the consolidated financial statements.

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)




                                                                        For the Three Months Ended March 31,
                                                                        ------------------------------------
                                                                              2004              2003
                                                                        ----------------- ------------------
Cash flows from operating activities:
  Net income (loss)..................................................      $  (1,030,644)     $  1,091,757
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Cumulative effect of change in accounting principle............                 --        (1,799,494)
      Accretion expense..............................................             10,310             9,286
      Depreciation, depletion and amortization.......................            137,390            99,530
      Stock issued for services......................................              5,000            10,000
      Amortization of loan fees......................................                 --             7,718
  Increase (decrease) from changes in working capital items:
    Accounts receivable..............................................           (315,855)          (29,662)
    Inventory........................................................              2,088             2,724
    Other current assets.............................................             (7,223)           42,758
    Accounts payable and accrued liabilities.........................            197,979          (271,790)
                                                                           -------------      ------------
      Net cash used in operating activities..........................         (1,000,955)         (837,173)
                                                                           -------------      ------------

Cash flows used in investing activities:
  Additions to oil and gas properties................................           (265,206)          (84,944)
  Additions to other property and equipment..........................           (173,698)           (4,356)
  Net change in other assets.........................................                 --            15,283
                                                                           -------------      ------------
    Net cash used in investing activities............................           (438,904)          (74,017)
                                                                           -------------      ------------

Cash flows from financing activities:
  Proceeds from preferred stock offering, net........................                 --         5,593,872
  Proceeds from stock option exercises...............................          1,874,704                --
  Payment of loan fees...............................................                 --          (100,000)
  Payments on notes payable..........................................                 --        (1,675,000)
                                                                           -------------      ------------
    Net cash provided by financing activities........................          1,874,704         3,818,872
                                                                           -------------      ------------
Increase in cash and cash equivalents................................            434,845         2,907,682
Cash and cash equivalents at beginning of period.....................         17,370,531           705,012
                                                                           -------------      ------------
Cash and cash equivalents at end of period...........................      $  17,805,376      $  3,612,694
                                                                           =============      ============



           The accompanying notes are an integral part of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)



Note 1:  Basis of Presentation

         The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim results may not be indicative of results for the entire year. The interim financial statements should be read in conjunction with FX Energy's annual report on Form 10-K for the year ended December 31, 2003, including the financial statements and notes thereto.

         The consolidated financial statements include the accounts of FX Energy and its wholly-owned subsidiaries and FX Energy's undivided interests in Poland. All significant intercompany accounts and transactions have been eliminated in consolidation. At March 31, 2004, FX Energy owned 100% of the voting stock of all of its subsidiaries.

Note 2:  Net Income (Loss) Per Share

         Basic earnings per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net income (loss) by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants and convertible preferred stock. Options to purchase 4,522,694 and 4,544,017 shares of common stock at prices ranging from $2.40 to $10.25 per share with a weighted average exercise price of $4.11 per share and $5.52 per share were outstanding at March 31, 2004 and 2003, respectively. No options or warrants were included in the computation of diluted net loss per share for the period ended March 31, 2004 and 2003, because the effect would have been antidilutive.

Note 3:  Income Taxes

         FX Energy recognized no income tax expense (benefit) from the net income (loss) generated in the first quarter of 2004 and the first quarter of 2003. SFAS No. 109 "Accounting for Income Taxes" requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of exploration and development activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided.

Note 4:  Business Segment Information

         FX Energy operates within two segments of the oil and gas industry: the exploration and production segment ("E&P") and the oilfield services segment. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes. Reportable business segment information as of March 31, 2004, and for the three months ended March 31, 2004, is as follows:

                                                                                  Non-
                                                                Oilfield       Segmented
                                                   E&P(2)       Services        Items(1)         Total
                                             --------------- --------------- --------------- ---------------
Business segment information:
  Revenues.................................     $   633,795  $     253,324   $           --   $    887,119
  Net income (loss)........................        (196,239)        49,325         (883,730)    (1,030,644)
  Identifiable net property and equipment..       4,588,238        535,235          251,496      5,374,970

--------------------
(1) Net loss reconciling items include $5,980 of corporate DD&A, $944,794 of general and administrative expenses, and $21,089 of other income and expense. Identifiable net property and equipment includes $251,496 of corporate office equipment, hardware and software.
(2) E&P operating costs include $376,000 in geological and geophysical costs, $3,000 in lease operating costs, and $84,000 in general and administrative costs incurred in Poland.

         Reportable business segment information as of March 31, 2003, and for the three months ended March 31, 2003, excluding the impact of the change in accounting principle, follows:

                                                                                  Non-
                                                                Oilfield       Segmented
                                                  E&P(2)        Services        Items(1)          Total
                                             --------------- --------------- --------------- ---------------
Business segment information:
  Revenues..................................    $   611,943    $     9,328   $           --   $    621,271
  Net income (loss).........................        152,209       (139,544)        (720,402)      (707,737)
  Identifiable net property and equipment...      3,713,640        721,659           70,227      4,505,526

-------------------
(1) Net loss reconciling items include $2,691 of corporate DD&A, $497,514 of general and administrative expenses, and $(220,197) of other income and expense. Identifiable net property and equipment includes $70,227 of corporate office equipment, hardware and software.
(2) E&P operating costs include $67,000 in geological and geophysical costs, $2,000 in lease operating costs, and $61,000 in general and administrative costs incurred in Poland.

Note 5:  Stock-Based Compensation

         The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. Nonemployee stock-based compensation is accounted for using the fair value method in accordance with SFAS No. 123 "Accounting for Stock-based Compensation."

         Had compensation cost for the Company's stock options been recognized based on the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended, the Company's net earnings and earnings per share for the periods ended March 31, 2004 and 2003, would have been as follows:

         (in thousands)                                                          2004           2003
                                                                             -------------  -------------
         Net income (loss):
         Net income (loss), as reported.....................................   $ (1,031)       $  1,092
         Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related
         tax effects........................................................       (250)           (202)
                                                                               --------        --------
              Pro forma net income (loss)...................................   $ (1,281)       $    890
                                                                               ========        ========
         Basic and diluted net income (loss) per share:
              As reported...................................................  $   (0.04)      $   0.06
              Pro forma.....................................................      (0.05)          0.05

Note 6: Consolidation of Variable Interest Entities

         In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPEs). In December 2003, FASB issued FIN No. 46R, which replaced FIN 46 and clarified ARB 51. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity's expected losses or receive a majority of the expected residual returns as a result of holding variable interests. This FIN requires the consolidation of results of variable interest entities in which the Company is the primary beneficiary of the variable interest entity. As of March 31, 2004, the Company did not own an interest in a variable interest entity that met the consolidation requirements and as such the adoption of FIN No. 46R did not have any effect on its financial condition, results of operations, or liquidity. Interests in entities acquired or created will be evaluated based on FIN No. 46R criteria and consolidated, if required.

Note 7:  Subsequent Event

         On April 13, 2004, the Company completed the sale of 2.15 million shares of common stock at $7.20 per share. The Company received net proceeds of approximately $14.5 million after offering costs of approximately $1 million. Proceeds from the offering will allow the Company to maintain two rigs drilling full-time in Poland through 2005 and should provide cash on hand to fund the drilling of approximately 10 new exploration prospects in Poland and cover development costs of the Zaniemysl field.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations by Business Segment

         We operate within two segments of the oil and gas industry: the exploration and production segment, or E&P, and the oilfield services segment. Depreciation, depletion and amortization costs, or DD&A, and general and administrative costs, or G&A, directly associated with their respective segments are detailed within the following discussion. G&A, interest income, other income, and other costs that are not allocated to individual operating segments for management or segment reporting purposes, are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and the information regarding nonsegmented items for the three months ended March 31, 2004 and 2003, follows.

Quarter Ended March 31, 2004, Compared to the Same Period of 2003

         Exploration and Production Segment

         FX Energy's oil and gas revenues are comprised of oil production in the United States and, until December 31, 2002, gas production in Poland. A summary of the percentage change in oil and gas revenues, average prices and production for first quarter of 2004 and 2003 from year to year is set forth in the following table:

                                                                          Quarter Ended March 31,
                                                        ------------------------------------------------------------
                                                                    Oil                            Gas
                                                        -----------------------------  -----------------------------
                                                            2004           2003            2004           2003
                                                        -------------- --------------  -------------- --------------
Revenues..............................................     $ 634,000     $ 612,000          $   --         $   --
  Percent change versus prior year's quarter..........            4%           73%              --%            --%

Average price per barrel of oil ......................     $   30.44     $   29.27          $   --         $   --
  Percent change versus prior year's quarter..........            4%           73%              --%            --%

Production volumes (barrels of oil)...................        20,823        20,906              --             --
  Percent change versus prior year's quarter..........           -0%           -8%              --%            --%


         Oil Revenues. Oil revenues were $634,000 during the first quarter of 2004, an increase of $22,000 compared to $612,000 during the same period of 2003. During the first quarter of 2004, our oil revenues were positively affected by slightly higher average oil prices, while oil production was essentially constant from year to year.

         Gas Revenues. There were no gas revenues in the United States or Poland during the first quarter of both 2004 and 2003.

         Lease Operating Costs. Lease operating costs were $384,000 during the first quarter of 2004, an increase of $24,000 compared to the same period of 2003. During the first quarter of 2004 in the United States, lifting costs were $17.98 per barrel, an increase of $1.15, compared to $16.93 during the same period of 2003. The increase was due primarily to higher third-party maintenance activities.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $376,000 during the first quarter of 2004, compared to $67,000 during the same period of 2003, an increase of 461%. The successful completion of financing activities in 2003 has given us the funds necessary to increase both the amount and pace of our exploration activities in Poland in 2004, including funds for seismic acquisition, reprocessing, and reinterpretation.

         DD&A Expense - Exploration and Production. DD&A expense for producing properties was $60,000 for the first quarter of 2004, an increase of 161% compared to $23,000 during the same period of 2003. Essentially all of the increase in DD&A is associated with higher property costs incurred in 2003 and 2004.

         Accretion Expense. Accretion expense for both years reflects the increase in our Asset Retirement Obligation under SFAS 143, which we adopted on January 1, 2003, and was essentially flat from 2003 to 2004.

         Oilfield Services Segment

         Oilfield Services Revenues. Oilfield services revenues were $253,000 during the first quarter of 2004, an increase of $244,000 compared to $9,000 for the first quarter of 2003. During most of the first quarter of 2003, our drilling rig was idle due to winter weather. Drilling activity where we operate picked up significantly during the first quarter of 2004. Oilfield servicing revenues were generated primarily by performing drilling services for third-party companies. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties, and other factors.

         Oilfield Services Costs. Oilfield services costs were $135,000 during the first quarter of 2004, up from the $75,000 incurred in the same period of 2003, reflecting the increased pace of drilling activities this year. Oilfield services costs will also continue to fluctuate period to period based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties, and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $71,000 during the first quarter of 2004, compared to $74,000 during the same period of 2003. The quarter to quarter decrease was primarily due to capital additions from prior years being fully depreciated during 2003.

         Nonsegmented Information

         DD&A - Corporate. DD&A for corporate activities was $6,000 during the first quarter of 2004, an increase of $3,000 compared to the same period of 2003. DD&A was higher primarily due to increased capital expenditures during the latter part of 2003 and early 2004.

         G&A Costs. G&A costs were $899,000 during the first quarter of 2004, compared to $498,000 during the first quarter of 2003, an increase of 81%. During the first quarter of 2003, as part of our cost-cutting measures, executive salaries were reduced by 50%. All executive salaries have since been increased to full contract amounts. In addition, we have increased our headcount in 2004, making additions to our technical team. We have also experienced higher levels of spending in 2004 associated with investor relations activities, consulting fees, and legal and accounting fees associated with Sarbanes-Oxley Act compliance.

         Interest and Other Income. Interest and other income was $21,000 during the first quarter of 2004, an increase of $11,000 compared to $10,000 during the same period of 2003. The increase was a reflection of higher cash balances available for investment

         Interest Expense. Interest expense was $0 during the first quarter of 2004, compared to $230,000 during the same period of 2003. All interest expense in 2003 was related to our note payable to Rolls-Royce Power Ventures Limited, or RRPV, which was satisfied in full in December 2003.

Liquidity and Capital Resources

         To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities, and agreements with industry participants that funded our share of costs in certain exploratory activities in return for an interest in our properties. The continuation of our exploratory efforts in Poland may be dependent on our ability to raise additional capital or to farm out our properties. The availability of such capital or farmouts may affect the timing, pace, scope and amount of our future capital expenditures. There is no assurance that we will be able to secure additional industry participants or obtain additional equity or debt financing or complete farmout or other industry cost- and risk-sharing arrangements, particularly if we fail to make additional discoveries. Such events would materially and adversely affect our financial position and results of operations.

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

         Working Capital (current assets less current liabilities). Our working capital was $16,590,000 as of March 31, 2004, an increase of $558,000 from our working capital at December 31, 2003, of $16,032,000. As of March 31, 2004, our cash balance was approximately $17.8 million. We have no outstanding long-term debt. Our current liabilities include $1.1 million payable to the Polish Oil and Gas Company that will be settled later in the year, for the most part, by a transfer of our interest in the Kleka 11 well. Subsequent to March 31, 2004, we raised an additional $14.5 million through the sale of common stock (see Note 6 to the consolidated financial statements in Part I, Item I). We believe that we now have cash on hand to fund our exploration and overhead costs as contemplated through the end of 2005.

         Operating Activities. Net cash used in operating activities was $1,001,000 during the first quarter of 2004, an increase of $164,000 compared to $837,000 in net cash used during the same period of 2003. This increase in cash used is a direct reflection of our increased exploration activities and higher geological and geophysical costs in Poland, as well as increased employee costs.

         Investing Activities. We spent $439,000 in investing activities during the first quarter of 2004, including $118,000 related to our proved properties in the United States, $107,000 in Polish concession costs, $174,000 for office and drilling equipment, and $40,000 in undeveloped leasehold costs in the United States. In 2003, we used $74,000 in investing activities during the first quarter of 2003, primarily related to our proved properties in the United States.

         Financing Activities. During the first quarter of 2004, option holders exercised options for a total of 331,000 shares, resulting in proceeds to us of $1,875,000. During the first quarter of 2003, we completed a private placement of convertible preferred stock, resulting in proceeds after offering costs of approximately $5,594,000. The preferred stock was converted into 2,250,000 shares of common stock in October 2003. We used $1,675,000 of the proceeds to pay down our RRPV note, and incurred loan fees of $100,000 relating to our new agreement with RRPV.

Other Items

         In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPEs). In December 2003, FASB issued FIN No. 46R which replaced FIN 46 and clarified ARB 51. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity's expected losses or receive a majority of the expected residual returns as a result of holding variable interests. This FIN requires the consolidation of results of variable interest entities in which we are the primary beneficiary of the variable interest entity. As of March 31, 2004, we did not own an interest in a variable interest entity that met the consolidation requirements and as such the adoption of FIN No. 46R did not have any effect on our financial condition, results of operations, or liquidity. Interests in entities acquired or created will be evaluated based on FIN No. 46R criteria and consolidated, if required.

         We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations or financial position. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future financial position or results of operations.

Critical Accounting Policies

         A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements contained in the annual report on Form 10-K for the year ended December 31, 2003. We believe the application of these accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial condition and cash flows.

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


                         ITEM 4. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2004, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2004, our disclosure controls and procedures were effective.

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

                           PART II--OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are filed as a part of this report:

      Exhibit
      Number*       Title of Document                                                      Location
------------------- ---------------------------------------------------------------------- --------------------
     Item 10        Material Contracts

      10.01         Greater Zaniemysl Area Agreement made as of March 12, 2004, among FX   This filing
                    Energy Poland SP. z o.o. and CalEnergy Resources Poland Sp. z o.o.

     Item 31        Rule 13a-14(a)/15d-14(a) Certifications
------------------- ---------------------------------------------------------------------- --------------------
      31.01         Certification of Chief Executive Officer Pursuant to                   This filing
                    Rule 13a-14

      31.02         Certification of Chief Financial Officer Pursuant to                   This filing
                    Rule 13a-14

     Item 32        Section 1350 Certifications
------------------- ---------------------------------------------------------------------- --------------------
      32.01         Certification of Chief Executive Officer Pursuant to                   This filing
                    18 U.S.C. Section 1350, as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

      32.02         Certification of Chief Financial Officer Pursuant to                   This filing
                    18 U.S.C. Section 1350, as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

-----------------------
* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

(b)      Reports on Form 8-K

         During the quarter ended March 31, 2004, FX Energy filed or furnished the following reports on Form 8-K:

                 Date Reported                   Item(s) Reported
              ---------------------      --------------------------------------

               January 5, 2004                Item 7. Exhibits
                                              Item 9. Regulation FD Disclosure
               January 23, 2004               Item 5. Other Events
               January 26, 2004               Item 5. Other Events
               February 5, 2004               Item 5. Other Events
               March 1, 2004                  Item 5. Other Events
                                              Item 7. Exhibits
               March 9, 2004                  Item 5. Other Events
               March 16, 2004                 Item 5. Other Events

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FX ENERGY, INC.
                                                 (Registrant)


Date:  May 10, 2004                          By  /s/ David N. Pierce
                                                --------------------------------
                                                David N. Pierce, President,
                                                Chief Executive Officer


Date:  May 10, 2004                          By  /s/ Thomas B. Lovejoy
                                                --------------------------------
                                                Thomas B. Lovejoy,
                                                Chief Financial Officer