Form 10-Q
period 2004-06-30
FX ENERGY INC
filed 2004-08-11
CIK 907649

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


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


                         3006 Highland Drive, Suite 206
                           Salt Lake City, Utah 84106
                    ----------------------------------------
                    (Address of principal executive offices)

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

                                 Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of August 6, 2004, was 30,492,415.

                        FX ENERGY, INC. AND SUBSIDIARIES
          Form 10-Q for the Three Months Ended and as of June 30, 2004


                                TABLE OF CONTENTS



  Item                                                                    Page
----------                                                               -------
                               Part I. Financial Information

    1     Financial Statements
              Consolidated Balance Sheets...............................    3
              Consolidated Statements of Operations and
              Comprehensive  Loss.......................................    5
              Consolidated Statements of Cash Flows.....................    7
              Notes to the Consolidated Financial Statements............    8
    2     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................   11
    3     Quantitative and Qualitative Disclosures about Market Risk....   17
    4     Controls and Procedures.......................................   18

                                Part II. Other Information

    4     Submission of Matters to a Vote of Security Holders...........   18
    6     Exhibits and Reports on Form 8-K..............................   19
   --     Signatures....................................................   20

                                                     PART I.
                                              FINANCIAL INFORMATION


                                          ITEM 1. FINANCIAL STATEMENTS

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                   (Unaudited)

                                                                              June 30,             December 31,
                                                                                2004                   2003
                                                                           -------------           -------------
ASSETS

Current assets:
  Cash and cash equivalents..............................................  $   1,840,525           $  17,370,531
  Marketable securities..................................................     28,268,973                      --
  Accounts receivable:
    Accrued oil sales....................................................        323,105                 245,511
    Joint interest owners and others.....................................        279,418                 137,479
  Inventory..............................................................         87,259                  79,318
  Other current assets...................................................         40,206                 126,007
                                                                           -------------           -------------
    Total current assets.................................................     30,839,486              17,958,846
                                                                           -------------           -------------

Property and equipment, at cost:
  Oil and gas properties (successful efforts method):
    Proved...............................................................      6,367,140               5,752,518
    Unproved.............................................................        327,326                 173,969
    Other property and equipment.........................................      3,899,395               3,598,137
                                                                           -------------           -------------
      Gross property and equipment.......................................     10,593,861               9,524,624
    Less: accumulated depreciation, depletion and amortization...........     (4,741,079)             (4,451,168)
                                                                           -------------           -------------
      Net property and equipment.........................................      5,852,782               5,073,456
                                                                           -------------           -------------

Other assets:
  Certificates of deposit ...............................................        356,500                 356,500
  Other..................................................................          5,659                 379,743
                                                                           -------------           -------------
    Total other assets...................................................        362,159                 736,243
                                                                           -------------           -------------

Total assets.............................................................  $  37,054,427           $  23,768,545
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

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                   (Unaudited)

                                                 -- Continued --


                                                                            June 30,          December 31,
                                                                              2004                2003
                                                                          --------------     --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................................   $      697,692     $      621,414
  Accrued liabilities..................................................        1,257,521          1,305,735
                                                                          --------------     --------------
    Total current liabilities..........................................        1,955,213          1,927,149

Asset retirement obligation  ..........................................          369,291            382,696
                                                                          --------------     --------------

    Total liabilities..................................................        2,324,504          2,309,845
                                                                          --------------     --------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized; no
    shares issued as of June 30, 2004 and December 31, 2003............               --                 --
  Common stock, $0.001 par value, 100,000,000 shares authorized;
    30,455,378 and 27,300,063 shares issued as of June 30, 2004 and
    December 31, 2003, respectively....................................           30,455             27,300
  Additional paid-in capital...........................................       99,483,716         77,326,046
  Other comprehensive loss.............................................         (123,128)                --
  Accumulated deficit..................................................      (64,661,120)       (55,894,646)
                                                                          --------------     --------------
    Total stockholders' equity.........................................       34,729,923         21,458,700
                                                                          --------------     --------------

Total liabilities and stockholders' equity ............................   $   37,054,427     $   23,768,545
                                                                          ==============     ==============



              The accompanying notes are an integral part of the consolidated financial statements.

                                        FX ENERGY, INC. AND SUBSIDIARIES
                          Consolidated Statements of Operations and Comprehensive Loss
                                                   (Unaudited)


                                                            For the three months              For the six months
                                                               ended June 30,                   ended June 30,
                                                        -----------------------------     ----------------------------
                                                            2004             2003             2004            2003
                                                        ------------     ------------     ------------    ------------
Revenues:
  Oil and gas sales.................................    $    693,535     $    506,575     $  1,327,330    $  1,118,518

  Oilfield services.................................          56,763           23,200          310,087          32,528
                                                        ------------     ------------     ------------    ------------
    Total revenues..................................         750,298          529,775        1,637,417       1,151,046
                                                        ------------     ------------     ------------    ------------

Operating costs and expenses:
  Lease operating expenses..........................         427,599          396,343          811,187         756,804
  Geological and geophysical costs..................         837,213          223,980        1,213,369         290,859
  Oilfield services costs...........................         129,849           53,633          262,418         128,774
  Depreciation, depletion and amortization (DD&A)...         152,521          155,890          289,911         255,420
  Accretion expense.................................          10,311            9,286           20,621          18,572
  Stock compensation (G&A)..........................       5,829,353               --        5,829,353              --
  General and administrative (G&A)..................       1,194,637          556,372        2,093,476       1,053,888
                                                        ------------     ------------     ------------    ------------
    Total operating costs and expenses..............       8,581,483        1,395,504       10,520,335       2,504,317
                                                        ------------     ------------     ------------    ------------

Operating loss......................................      (7,831,185)        (865,729)      (8,882,918)     (1,353,271)
                                                        ------------     ------------     ------------    ------------

Other income (expense):
  Interest and other income (expense), net..........          95,355             (294)         116,444           9,319
  Interest expense..................................              --         (240,053)              --        (469,861)
                                                        ------------     ------------     ------------    ------------
    Total other income (expense)....................          95,355         (240,347)         116,444        (460,542)
                                                        ------------     ------------     ------------    ------------

Loss before cumulative effect of change in
  accounting principle..............................      (7,735,830)      (1,106,076)      (8,766,474)     (1,813,813)

Cumulative effect of change in accounting principle.              --               --               --       1,799,494
                                                        ------------     ------------     ------------    ------------

Net loss                                                  (7,735,830)      (1,106,076)      (8,766,474)        (14,319)

Comprehensive loss
Decrease in market value of available for
  sale marketable securities........................        (123,128)              --         (123,128)             --
                                                        ------------     ------------     ------------    ------------

Comprehensive loss..................................    $ (7,858,958)    $ (1,106,076)    $ (8,889,602)   $    (14,319)
                                                        ============     ============     ============    ============

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

                                                FX ENERGY, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Operations
                                                           (Unaudited)

                                                         -- Continued --


                                                                    For the three months              For the six months
                                                                       ended June 30,                   ended June 30,
                                                                -----------------------------    ----------------------------
                                                                    2004             2003            2004            2003
                                                                ------------     ------------    ------------    ------------
Basic and diluted loss per common share before
  cumulative effect of change in accounting principle.....      $      (0.26)    $      (0.06)   $      (0.31)   $      (0.10)

Cumulative effect of change in accounting principle.......                --               --              --            0.10
                                                                ------------     ------------    ------------    ------------

Basic and diluted net loss per common share...............      $      (0.26)    $      (0.06)   $      (0.31)   $         --
                                                                ============     ============    ============    ============

Basic and diluted weighted average number of shares
  outstanding.............................................        29,710,486       17,714,099      28,570,747      17,683,180



                   The accompanying notes are an integral part of the consolidated financial statements.

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)


                                                                                    For the six months
                                                                                      ended June 30,
                                                                             ----------------------------------
                                                                                  2004                2003
                                                                             --------------      --------------
Cash flows from operating activities:
  Net loss...........................................................       $    (8,766,474)      $     (14,319)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Cumulative effect of change in accounting principle............                    --          (1,799,494)
      Accretion expense..............................................                20,621              18,572
      Depreciation, depletion and amortization.......................               289,911             255,420
      Loss on asset disposition......................................                 1,174                  --
      Amortization of loan fees......................................                    --              38,255
      Stock compensation (G&A).......................................             5,829,353                  --
      Common stock issued for services...............................               104,000              72,515
  Increase (decrease) from changes in working capital items:
    Accounts receivable..............................................              (219,533)               (445)
    Inventory........................................................                (7,941)              5,119
    Other current assets.............................................                85,801              73,016
    Accounts payable and accrued liabilities.........................                (5,962)            (69,291)
                                                                             --------------      --------------
      Net cash used in operating activities..........................            (2,669,050)         (1,420,652)
                                                                             --------------      --------------

Cash flows from investing activities:
  Additions to oil and gas properties................................              (391,024)           (119,711)
  Additions to other property and equipment..........................              (302,432)            (35,608)
  Additions to marketable securities.................................           (28,392,101)                 --
  (Increase) decrease in other assets................................                (2,870)             15,283
                                                                             --------------      --------------
    Net cash used in investing activities............................           (29,088,427)           (140,036)
                                                                             --------------      --------------

Cash flows from financing activities:
  Proceeds from preferred stock offering, net........................                    --           5,593,872
  Payment of loan fees...............................................                    --            (100,000)
  Proceeds from common stock offering, net...........................            14,347,969                  --
  Proceeds from stock option exercises...............................             1,879,502                  --
  Payments on notes payable..........................................                    --          (1,675,000)
                                                                             --------------      --------------
    Net cash provided by financing activities........................            16,227,471           3,818,872
                                                                             --------------      --------------

 Increase in cash and cash equivalents...............................           (15,530,006)          2,258,184
Cash and cash equivalents at beginning of period.....................            17,370,531             705,012
                                                                             --------------      --------------
Cash and cash equivalents at end of period...........................        $    1,840,525      $    2,963,196
                                                                             ==============      ==============



               The accompanying notes are an integral part of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


Note 1:  Basis of Presentation

         The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy's annual report on Form 10-K for the year ended December 31, 2003, and the Form 10-Q for the quarter ended March 31, 2004, including the financial statements and notes thereto.

         The consolidated financial statements include the accounts of FX Energy and its wholly-owned subsidiaries and FX Energy's undivided interests in Poland. All significant intercompany accounts and transactions have been eliminated in consolidation. At June 30, 2004, FX Energy owned 100% of the voting stock of all of its subsidiaries.

Note 2:  Net Income (Loss) Per Share

         Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants and convertible preferred stock. Options to purchase 3,426,649 and 4,431,017 shares of common stock at prices ranging from $2.40 to $10.25 per share with a weighted average exercise price of $4.34 per share and $5.52 per share were outstanding at June 30, 2004 and 2003, respectively. Warrants to purchase 6,231,410 and 2,250,000 shares of common stock at prices ranging from $3.60 to $3.75 per share with a weighted average exercise price of $3.70 per share and $3.60 per share were outstanding at June 30, 2004 and 2003, respectively. No options or warrants were included in the computation of diluted net loss per share for the periods ended June 30, 2004 and 2003, because the effect would have been antidilutive.

Note 3:  Income Taxes

         FX Energy recognized no income tax benefit from the net loss generated in the first six months of 2004 and the first six months of 2003. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of exploration and development activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided.

Note 4:  Business Segments

         FX Energy operates within two segments of the oil and gas industry: the exploration and production segment ("E&P") and the oilfield services segment. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes. Reportable business segment information for the three months ended June 30, 2004, the six months ended June 30, 2004, and as of June 30, 2004, is as follows:

                                                          Reportable Segments
                                                    --------------------------------        Non-
                                                                        Oilfield         Segmented
                                                        E&P(1)          Services          Items(2)          Total
                                                    ---------------  ---------------  --------------- ---------------
Three months ended June 30, 2004:
  Revenues(1)......................................   $   693,535     $    56,763        $        --     $   750,298
  Net loss(2)......................................      (643,211)       (146,550)        (6,946,069)     (7,735,830)

Six months ended June 30, 2004:
  Revenues(1)......................................     1,327,330         310,087                 --       1,637,417
  Net loss(2)......................................      (839,450)        (94,618)        (7,832,406)     (8,766,474)

As of June 30, 2004:
  Identifiable net property and equipment(3).......     5,029,387         474,222            349,172       5,852,782

--------------------

(1) E&P operating costs for the second quarter include $831,206 in geological and geophysical costs, $2,074 in lease operating costs, and $30,022 in general and administrative costs incurred in Poland. E&P operating costs for the first six months include $1,154,335 in geological and geophysical costs, $4,864 in lease operating costs, and $113,867 in general and administrative costs incurred in Poland.
(2) Net loss reconciling items for the second quarter include $1,194,637 of general and administrative costs, $5,829,353 of noncash stock compensation expense, $95,355 of other income and expense, and $17,434 of corporate DD&A. Net loss reconciling items for the first six months include $2,093,476 of general and administrative costs, $5,829,353 of noncash stock compensation expense, $116,444 of other income and expense, and $26,021 of corporate DD&A.
(3) Identifiable net property and equipment consists of $349,172 of corporate office equipment, hardware and software.

         Reportable business segment information for the three months ended June 30, 2003, the six months ended June 30, 2003, and as of June 30, 2003, excluding the cumulative effect of change in accounting principle, is as follows:

                                                          Reportable Segments
                                                    --------------------------------        Non-
                                                                       Oilfield         Segmented
                                                        E&P(1)         Services          Items(2)           Total
                                                    ---------------  ---------------  --------------- ---------------
Three months ended June 30, 2003:
  Revenues(1)......................................  $    506,575    $     23,200       $         --    $    529,775
  Net loss(2)......................................      (202,242)       (105,729)          (798,105)     (1,106,076)

Six months ended June 30, 2003:
  Revenues(1)......................................     1,118,518          32,528                 --       1,151,046
  Net loss(2)......................................       (50,079)       (243,924)        (1,519,818)     (1,813,821)

As of June 30, 2003:
  Identifiable net property and equipment(3).......     5,204,824         655,969             90,528       5,951,321

--------------------

(1) E&P operating costs for the second quarter include $121,372 in geological and geophysical costs, $3,474 in lease operating costs, $20,723 in general and administrative costs, and $108,545 in interest costs incurred in Poland. E&P operating costs for the first six months include $138,349 in geological and geophysical costs, $5,107 in lease operating costs, and $81,314 in general and administrative costs.
(2) Net loss reconciling items for the second quarter include $556,372 of general and administrative costs, $240,347 of other income and expense, and $1,386 of corporate DD&A. Net loss reconciling items for the first six months include $1,053,888 of general and administrative costs, $460,542 of other income and expense, and $5,388 of corporate DD&A.
(3) Identifiable net property and equipment consists of $90,528 of corporate office equipment, hardware and software.

Note 5:  Stock-Based Compensation

         The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. Nonemployee stock-based compensation is accounted for using the fair value method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation."

         Had compensation cost for the Company's stock options been recognized based on the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended, the Company's net earnings and earnings per share for the periods ended June 30, 2004 and 2003, would have been as follows:

                                                          For the three months ended     For the six months ended
                                                                   June 30,                      June 30,
                                                          ----------------------------  ----------------------------
                                                              2004           2003           2004           2003
                                                                  (in thousands, except for per share data)
Net loss:
Net loss, as reported....................................  $  (7,736)     $  (1,106)     $  (8,766)      $     (14)
Add: Stock based employee compensation expense included
  in reported net loss...................................      5,820             --          5,820              --
Less: Total stock-based employee compensation expense
  determined under the fair value based method for all
  awards.................................................       (277)          (207)          (527)           (413)
                                                          -------------  -------------  -------------  -------------
     Pro forma net income loss...........................  $  (2,193)     $  (1,313)     $  (3,473)      $    (427)
                                                          =============  =============  =============  =============
Basic and diluted net loss per share:
     As reported.........................................  $   (0.26)     $   (0.06)     $   (0.31)      $    0.00
     Pro forma...........................................      (0.27)         (0.07)     $   (0.33)      $   (0.02)

         During the second quarter of 2004, two of the Company's officers exercised options to acquire a total of approximately 660,000 shares of FX Energy common stock, at an exercise price of $3.00 per share, by canceling options to purchase approximately 340,000 shares and applying the option equity to pay the exercise price on the options exercised. The ten year options were due to expire on June 9, 2004. In connection with this cashless exercise, the Company recorded a stock compensation charge in the amount of approximately $5.8 million in the second quarter, which is equal to the difference between the exercise price and fair value of the options on the date of exercise, and a corresponding increase in additional paid in capital. This noncash transaction had no impact on the Company's working capital, cash flows or stockholders' equity.

Note 6:  Stockholders' Equity

         During the first half of 2004, the Company completed a registered offering of 2,152,778 shares of common stock, resulting in proceeds after offering costs of $14.3 million. In addition, during the first half of 2004, nonexecutive option holders exercised options for a total of 331,000 shares, resulting in additional proceeds of $1,879,000.

Note 7:  Investments

         Investments in marketable securities as of June 30 are reflected in the balance sheets as follows:

                                                                                       2004               2003
                                                                                  ----------------  -----------------
         Marketable securities, available-for-sale, at fair value.............        $28,268,973        $        --

         The cost and estimated market value of marketable securities, available-for-sale at June 30, 2004, are as follows:
                                                                                        Gross           Estimated
                                                                                     Unrealized           Market
                                                                     Cost              Losses             Value
                                                               ------------------  ----------------  ----------------
         Marketable securities..............................       $28,392,101       $ (123,128)        $28,268,973

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations by Business Segment

         We operate within two segments of the oil and gas industry: the exploration and production segment, or E&P, and the oilfield services segment. Depreciation, depletion and amortization costs, or DD&A, and general and administrative costs, or G&A, directly associated with their respective segments are detailed within the following discussion. G&A, interest income, other income and other costs that are not allocated to individual operating segments for management or segment reporting purposes, are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and the information regarding nonsegmented items for the three months and six ended June 30, 2004 and 2003, follows.

     Comparison of the Second Quarter of 2004 to the Second Quarter of 2003

         Exploration and Production

         Our oil and gas revenues are comprised of oil production in the United States in 2004 and 2003. A summary of the percentage change in oil revenues, average price and production volumes for the second quarter of 2004 and 2003 is set forth in the following table:

                                                        Quarter Ended June 30,
                                                      --------------------------
                                                         2004           2003
                                                      -------------  -----------
Revenues.............................................   $694,000       $507,000
    Percent change versus prior year's quarter.......       +37%            +2%

Average price (per barrel of oil)....................   $  33.49       $  23.81
    Percent change versus prior year's quarter.......       +41%           +10%

Production volumes (barrels of oil)..................     20,710         21,286
    Percent change versus prior year's quarter.......        -3%            -8%

         Oil Revenues. Oil revenues were $694,000 during the second quarter of 2004, a 37% increase compared to the same period of 2003. During the second quarter of 2004, our average oil prices rose 41%, from $23.81 per barrel in 2003 to $33.49 per barrel in 2004, while oil production quantities declined by 3%. Oil revenues in 2004 increased from 2003 levels by approximately $201,000 due to higher oil prices, offset by approximately $14,000 related to production declines.

         Lease Operating Costs. Lease operating costs were $428,000 during the second quarter of 2004, an increase of $32,000, or 8%, compared to the same period of 2003. The increase was due primarily to higher production taxes incurred during the second quarter of this year. Our 2004 operating costs increased approximately $79,000 due to higher production taxes, offset by approximately $47,000 related to lower oil production and lifting costs.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $837,000 during the second quarter of 2004, compared to $224,000 during the same period of 2003, an increase of 274%. The successful completion of financing activities in 2003 and 2004 has given us the funds necessary to increase both the amount and pace of our exploration activities in Poland in 2004, which during the second quarter of 2004 were composed primarily of seismic acquisition, reprocessing, and reinterpretation.

         DD&A Expense - E&P. DD&A expense for producing properties was $62,000 during the second quarter of 2004, a decrease of $17,000 compared to $79,000 during the same period of 2003.

         Accretion Expense. Accretion expense for both years reflects the increase in our Asset Retirement Obligation under Statement of Financial Accounting Standards 143, which we adopted on January 1, 2003, and was essentially flat from 2003 to 2004.

         Oilfield Services

         Oilfield Services Revenues. Oilfield services revenues were $57,000 during the second quarter of 2004, an increase of $34,000 compared to $23,000 for the second quarter of 2003. During most of the second quarter of 2003, our drilling rig was idle. Drilling activity where we operate increased significantly during the first half of 2004. Oilfield servicing revenues were generated primarily by performing drilling services for third parties. These revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties, and other factors.

         Oilfield Services Costs. Oilfield services costs were $130,000 during the second quarter of 2004, up from the $54,000 incurred in the same period of 2003, reflecting the increased pace of drilling activities this year. Oilfield services costs will also continue to fluctuate from period to period based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties, and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $73,000 during the second quarter of 2004, compared to $75,000 during the same period of 2003. The quarter to quarter decrease was primarily due to capital additions from prior years being fully depreciated during 2003.

         Nonsegmented Information

         G&A Costs. G&A costs were $1,195,000 during the first quarter of 2004, compared to $556,000 during the second quarter of 2003, an increase of 115%. During the second quarter of 2003, as part of our cost-cutting measures, executive salaries were reduced by 50%. All executive salaries have since been increased to their full amounts. In addition, we have increased our headcount in 2004, making additions to our technical team. We have also experienced higher levels of spending in 2004 associated with investor relations activities, consulting fees, and legal and accounting fees associated with Sarbanes-Oxley Act compliance.

         Stock Compensation Expense. During the second quarter of 2004, we recorded a stock compensation charge in the amount of approximately $5.8 million in connection with the cashless exercise of certain stock options as described in Note 5 to the financial statements.

         Interest and Other Income. Interest and other income during the second quarter was $95,000, reflecting our higher cash balances available for investment. Interest and other income was negligible during the second quarter of 2003.

         Interest Expense. Interest expense was $0 during the second quarter of 2004, compared to $240,000 during the same period of 2003. All interest expense in 2003 was related to our note payable to Rolls-Royce Power Ventures Limited, or RRPV, which was satisfied in full by conversion to common stock in December 2003.

     Comparison of the First Half of 2004 to the First Half of 2003

         Exploration and Production

         Our oil and gas revenues are comprised of oil production in the United States during 2004 and 2003. A summary of the percentage change in oil revenues, average price and production volumes for the first half of 2004 and 2003 is set forth in the following table:

                                                      Six Months Ended June 30,
                                                    ----------------------------
                                                        2004            2003
                                                    --------------  ------------
Revenues...........................................  $1,327,000      $1,119,000
    Percent change versus prior year's quarter.....        +19%             31%

Average price (per barrel of oil)..................  $    31.96      $    26.51
    Percent change versus prior year's quarter.....        +21%             42%

Production volumes (barrels of)....................      41,533          42,186
    Percent change versus prior year's quarter.....         -2%             -8%

         Oil Revenues. Oil revenues were $1,327,000 during the first half of 2004, a 19% increase compared to the same period of 2003. During the first half of 2004, our average oil prices were 21% higher than in the same period of the prior year, while oil production quantities declined by 2%. Oil revenues in 2004 increased from 2003 levels by approximately $226,000 due to higher oil prices, offset by approximately $18,000 related to production declines.

         Lease Operating Costs. Lease operating costs were $811,000 during the first half of 2004, an increase of 7% compared to $757,000 during the same period of 2003. The increase was due primarily to higher production taxes incurred during the first half of this year. Our 2004 operating costs increased approximately $79,000 due to higher production taxes, offset by $13,000 due to lower lifting costs and by approximately $12,000 related to lower oil production.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $1,213,000 during the first half of 2004, compared to $291,000 during the same period of 2003, an increase of 317%. The successful completion of financing activities in 2003 and 2004 has given us the funds necessary to increase both the amount and pace of our exploration activities in Poland in 2004, which during the first half of 2004 were composed primarily of seismic acquisition, reprocessing, and reinterpretation.

         DD&A Expense - E&P. DD&A expense for producing properties was $122,000 during the first half of 2004, an increase of $20,000 compared to $102,000 during the same period of 2003. Essentially all of the increase in DD&A is associated with higher property costs incurred in 2003 and 2004.

         Accretion Expense. Accretion expense for both years reflects the increase in our Asset Retirement Obligation under SFAS 143, which we adopted on January 1, 2003, and was essentially flat from 2003 to 2004.

         Oilfield Services

         Oilfield Services Revenues. Oilfield services revenues were $310,000 during the first half of 2004, an increase of $277,000 compared to $33,000 for the first half of 2003. During most of the first half of 2003, our drilling rig was idle. Drilling activity where we operate increased significantly during the first half of 2004. Oilfield servicing revenues were generated primarily by performing drilling services for third-party companies. These revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties, and other factors.

         Oilfield Services Costs. Oilfield services costs were $262,000 during the first half of 2004, up from the $129,000 incurred in the same period of 2003, reflecting the increased pace of drilling activities this year. Oilfield services costs will also continue to fluctuate from period to period based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties, and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $142,000 during the first half of 2004, compared to $148,000 during the same period of 2003. The year to year decrease was primarily due to capital additions from prior years being fully depreciated during 2003.

         Nonsegmented Information

         G&A Costs. G&A costs were $2,093,000 during the first half of 2004, compared to $1,054,000 during the same period of 2003, an increase of 99%. During the first half of 2003, as part of our cost-cutting measures, executive salaries were reduced by 50%. All executive salaries have since been increased to their full amounts. In addition, we have increased our headcount in 2004, making additions to our technical team. We have also experienced higher levels of spending in 2004 associated with investor relations activities, consulting fees, and legal and accounting fees associated with Sarbanes-Oxley Act compliance.

         Stock Compensation Expense. During the second quarter of 2004, we recorded a stock compensation charge in the amount of approximately $5.8 million in connection with the cashless exercise of certain stock options as described in Note 5 to the financial statements.

         Interest and Other Income. We recorded $116,000 in interest and other income during the first half of 2003, compared to $9,000 during the first half of 2003. The year to year increase is a direct reflection of our higher cash balances available for investment

         Interest Expense. Interest expense was $0 during the first half of 2004, compared to $470,000 during the same period of 2003. All interest expense in 2003 was related to our note payable to RRPV, which was satisfied in full by conversion to common stock in December 2003.

Liquidity and Capital Resources

         To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities, and agreements with industry participants that funded our share of costs in certain exploratory activities in return for an interest in our properties. The continuation of our exploratory efforts in Poland may be dependent on our ability to raise additional capital. The availability of such capital may affect the timing, pace, scope and amount of our future capital expenditures. There is no assurance that we will be able to secure additional equity or debt financing or complete other industry cost- and risk-sharing arrangements, particularly if we fail to make additional discoveries. Such events would materially and adversely affect our financial position and results of operations.

         We may seek to obtain additional funds for future capital investments from the sale of additional securities, project financing to help finance the completion of successful wells, sale of partial property interests, or other arrangements, all of which may dilute the interest of our existing stockholders or our interest in the specific project financed. We may change the allocation of capital among the categories of anticipated expenditures depending upon future events. For example, we may change the allocation of our expenditures based on the actual results and costs of future exploration, appraisal, development, production, property acquisition and other activities. In addition, we may have to change our anticipated expenditures if costs of placing any particular discovery into production are higher, if the field is smaller, or if the commencement of production takes longer than expected.

         Working Capital (current assets less current liabilities). Our working capital was $28,884,000 as of June 30, 2004, an increase of $12,852,000 from our working capital at December 31, 2003, of $16,032,000. As of June 30, 2004, our cash and cash equivalents balance was approximately $30.1 million. We have no outstanding long-term debt. Our current liabilities include $1.1 million payable to the Polish Oil and Gas Company that is to be settled later in the year, for the most part by a transfer of our interest in the Kleka 11 well. We believe that we now have cash on hand to fund our exploration and overhead costs as contemplated through the end of 2006.

         Operating Activities. Net cash used in operating activities was $2,792,000 during the first half of 2004, an increase of $1,371,000 compared to $1,421,000 in net cash used during the same period of 2003. This increase in cash used is a direct reflection of our increased exploration activities and higher geological and geophysical costs in Poland, as well as increased employee costs.

         Investing Activities. We spent $696,000 in investing activities during the first half of 2004, including $238,000 related to our proved properties in the United States, $113,000 in Polish concession costs, $302,000 for office and drilling equipment, and $40,000 in undeveloped leasehold costs in the United States. In 2003, we used $140,000 in investing activities during the first half of the year, primarily related to our proved properties in the United States.

         In late 2003, we paid $376,000 to CalEnergy Gas (Holdings) Ltd. as a deposit towards drilling costs of the Zaniemysl-3 well, which would be applied by CalEnergy towards drilling costs in the event that gross costs for the well exceeded approximately $2.2 million. During the second quarter of 2004, we agreed to final drilling costs for the well in an amount that enabled CalEnergy to keep the entire deposit. Accordingly, the total deposit amount has been reclassified from other assets to proved property costs.

         Financing Activities. During the first half of 2004, we completed a registered offering of 2,152,778 shares of common stock, resulting in proceeds after offering costs of $14.3 million. In addition, during the first half of

2004, nonexecutive option holders exercised options for a total of 331,000 shares, resulting in proceeds to us of $1,879,000. During the first half of 2003, we completed a private placement of convertible preferred stock resulting in proceeds after offering costs of approximately $5,594,000. We used $1,675,000 of the proceeds to pay down our RRPV note and incurred loan fees relating to our new agreement with RRPV of $100,000.

New Accounting Pronouncements

         In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPEs). In December 2003, FASB issued FIN No. 46R, which replaced FIN 46 and clarified ARB 51. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity's expected losses or receive a majority of the expected residual returns as a result of holding variable interests. FIN No. 46R requires the consolidation of results of variable interest entities in which we are the primary beneficiary of the variable interest entity. As of June 30, 2004, we did not own an interest in a variable interest entity that met the consolidation requirements and as such the adoption of FIN No. 46R did not have any effect on our financial condition, results of operations, or liquidity. New interests in entities acquired or created will be evaluated based on FIN No. 46R criteria and consolidated, if required.

         We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations or financial position. Based on our review, we believe that none of these pronouncements will have a significant effect on our current or future financial position or results of operations.

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


                         ITEM 4. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2004, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2004, our disclosure controls and procedures were effective.

         There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 16, 2004, at the annual meeting of the Company's stockholders, the stockholders approved the following matters submitted to them for consideration:

         (a) elected Thomas B. Lovejoy, David L. Worrell, and Arnold S. Grundvig, Jr. as directors of the Company by a plurality as shown below:

                     Director              For          Against      Abstain
            ------------------------ -------------- -------------- -----------
            Thomas B. Lovejoy          19,640,308     4,313,255     177,420
            David L. Worrell           23,919,513         1,446     177,420
            Arnold S. Grundvig, Jr.    23,952,513        26,928     177,420

         (b) approved the 2004 Stock Option and Award Plan as shown below:

                           For             Against           Abstain
                    ----------------- ----------------- -----------------
                        8,997,097         1,017,987          161,395


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

         The following exhibits are filed as a part of this report:

  Exhibit
  Number                        Title of Document                       Location
----------- ---------------------------------------------------------- ---------

 Item 31    Rule 13a-14(a)/15d-14(a) Certifications
----------- ---------------------------------------------------------- ---------
  31.01     Certification of Chief Executive Officer Pursuant to       Attached
            Rule 13a-14
  31.02     Certification of Chief Financial Officer Pursuant to       Attached
            Rule 13a-14

 Item 32    Section 1350 Certifications
----------- ---------------------------------------------------------- ---------
  32.01     Certification of Chief Executive Officer Pursuant to       Attached
            18 U.S.C. Section 1350, as Adopted Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002
  32.02     Certification of Chief Financial Officer Pursuant to       Attached
            18 U.S.C. Section 1350, as Adopted Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002
----------------
* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

         (b) Reports on Form 8-K

         During the quarter ended June 30, 2004, we reported the following items on Form 8-K:


                 Date of Event Reported             Item(s) Reported
                --------------------------  -----------------------------------

                   April 5, 2004              Item 5. Other Events
                   April 13, 2004             Item 5. Other Events
                                              Item 7. Exhibits
                   April 13, 2004             Item 5. Other Events
                                              Item 7. Exhibits
                   April 19, 2004             Item 7. Exhibits
                                              Item 9. Regulation FD Disclosure
                   April 27, 2004             Item 7. Exhibits
                                              Item 9. Regulation FD Disclosure
                   June 28, 2004              Item 7. Exhibits
                                              Item 9. Regulation FD Disclosure



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FX ENERGY, INC.
                                                (Registrant)


Date:  August 10, 2004                      By  /s/ David N. Pierce
                                               -------------------------------
                                               David N. Pierce, President,
                                               Chief Executive Officer



Date:  August 10, 2004                      By  /s/ Thomas B. Lovejoy
                                               -------------------------------
                                               Thomas B. Lovejoy,
                                               Chief Financial Officer