Form 10-Q
period 2004-09-30
FX ENERGY INC
filed 2004-11-12
CIK 907649

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
            OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


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

                                 Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of November 2, 2004, was 34,128,530.

                        FX ENERGY, INC. AND SUBSIDIARIES
           Form 10-Q for the Quarterly Period Ended September 30, 2004


                                TABLE OF CONTENTS



  Item                                                                      Page
  ----                                                                      ----
                          Part I. Financial Information

    1     Financial Statements
            Consolidated Balance Sheets.....................................  3
            Consolidated Statements of Operations and Comprehensive Loss....  5
            Consolidated Statements of Cash Flows...........................  7
            Notes to the Consolidated Financial Statements..................  8
    2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 11
    3     Quantitative and Qualitative Disclosures about Market Risk........ 17
    4     Controls and Procedures........................................... 18

                           Part II. Other Information

    6     Exhibits.......................................................... 19
   --     Signatures........................................................ 20

                                                     PART I.
                                              FINANCIAL INFORMATION


                                          ITEM 1. FINANCIAL STATEMENTS

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                   (Unaudited)

                                                                           September 30,            December 31,
                                                                                2004                    2003
                                                                           -------------            ------------
ASSETS

Current assets:
  Cash and cash equivalents..............................................   $ 10,084,202            $ 17,370,531
  Marketable securities..................................................     32,235,196                      --
  Accounts receivable:
    Accrued oil sales....................................................        381,411                 245,511
    Joint interest owners and others.....................................        355,585                 137,479
  Inventory..............................................................         92,167                  79,318
  Other current assets...................................................        290,957                 126,007
                                                                            ------------            ------------
    Total current assets.................................................     43,439,518              17,958,846
                                                                            ------------            ------------

Property and equipment, at cost:
  Oil and gas properties (successful efforts method):
    Proved...............................................................      8,133,224               5,752,518
    Unproved.............................................................        342,087                 173,969
    Other property and equipment.........................................      3,920,695               3,598,137
                                                                            ------------            ------------
      Gross property and equipment.......................................     12,396,006               9,524,624
    Less: accumulated depreciation, depletion and amortization...........     (4,907,780)             (4,451,168)
                                                                            ------------            ------------
      Net property and equipment.........................................      7,488,226               5,073,456
                                                                            ------------            ------------

Other assets:
  Certificates of deposit ...............................................        356,500                 356,500
  Other..................................................................          2,789                 379,743
                                                                            ------------            ------------
    Total other assets...................................................        359,289                 736,243
                                                                            ------------            ------------

Total assets.............................................................   $ 51,287,033            $ 23,768,545
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

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                   (Unaudited)

                                                 -- Continued --

                                                                           September 30,            December 31,
                                                                                2004                    2003
                                                                           -------------            ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................................     $    830,240            $    621,414
  Accrued liabilities..................................................        1,243,595               1,305,735
                                                                            ------------            ------------
    Total current liabilities..........................................        2,073,835               1,927,149

Asset retirement obligation  .........................................           396,042                 382,696
                                                                            ------------            ------------

    Total liabilities..................................................        2,469,877               2,309,845
                                                                            ------------            ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized; no
    shares issued as of September 30, 2004 and December 31, 2003.......               --                      --
  Common stock, $0.001 par value, 100,000,000 shares authorized;
    33,829,711 and 27,300,063 shares issued as of September 30, 2004
    and December 31, 2003, respectively................................           33,830                  27,300
  Additional paid-in capital...........................................      115,061,597              77,326,046
  Accumulated other comprehensive loss.................................         (212,457)                     --
  Accumulated deficit..................................................      (66,065,814)            (55,894,646)
                                                                            ------------            ------------
    Total stockholders' equity.........................................       48,817,156              21,458,700
                                                                            ------------            ------------

Total liabilities and stockholders' equity ............................     $ 51,287,033            $ 23,768,545
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

                                                             4

                                        FX ENERGY, INC. AND SUBSIDIARIES
                          Consolidated Statements of Operations and Comprehensive Loss
                                                   (Unaudited)


                                                            For the three months              For the nine months
                                                            ended September 30,               ended September 30,
                                                       -------------------------------   -----------------------------
                                                            2004              2003            2004            2003
                                                       -------------     -------------   -------------   -------------
Revenues:
  Oil and gas sales.................................   $     869,349     $     557,637   $   2,196,679   $   1,676,155
  Oilfield services................................          100,825            43,874         410,912          76,402
                                                       -------------     -------------   -------------   -------------
    Total revenues..................................         970,174           601,511       2,607,591       1,752,557
                                                       -------------     -------------   -------------   -------------

Operating costs and expenses:
  Lease operating expenses..........................         510,118           361,008       1,321,305       1,117,812
  Exploration costs.................................         647,787           115,624       1,861,156         406,483
  Oilfield services costs...........................          92,479            97,077         354,897         225,851
  Depreciation, depletion and amortization (DD&A)...         166,701           157,205         456,612         412,625
  Accretion expense.................................          10,310             9,287          30,932          27,859
  Stock compensation (G&A)..........................          12,132                --       5,841,487              --
  General and administrative (G&A)..................       1,102,125           515,538       3,195,598       1,569,426
                                                       -------------     -------------   -------------   -------------
    Total operating costs and expenses..............       2,541,652         1,255,739      13,061,987       3,760,056
                                                       -------------     -------------   -------------   -------------

Operating loss......................................      (1,571,478)         (654,228)    (10,454,396)     (2,007,499)
                                                       -------------     -------------   -------------   -------------

Other income (expense):
  Interest and other income (expense), net..........         166,784             9,474         283,228          18,793
  Interest expense..................................              --          (221,474)             --        (691,335)
                                                       -------------     -------------   -------------   -------------
    Total other income (expense)....................         166,784          (212,000)        283,228        (672,542)
                                                       -------------     -------------   -------------   -------------

Loss before cumulative effect of change in
accounting principle                                      (1,404,694)         (866,228)    (10,171,168)     (2,680,041)

Cumulative effect of change in accounting principle               --                --              --       1,799,494
                                                       -------------     -------------   -------------   -------------
Net loss                                                  (1,404,694)         (866,228)    (10,171,168)       (880,547)

Other comprehensive loss
Decrease in market value of available for
  sale marketable securities........................        (129,329)               --        (212,457)             --
                                                       -------------     -------------   -------------   -------------
Comprehensive loss                                     $  (1,534,023)    $    (866,228)  $ (10,383,625)  $    (880,547)
                                                       =============     =============   =============   =============


                                                 -- Continued --


                 The accompanying notes are an integral part of the consolidated financial statements.

                                        FX ENERGY, INC. AND SUBSIDIARIES
                          Consolidated Statements of Operations and Comprehensive Loss
                                                   (Unaudited)

                                                 -- Continued --


                                                            For the three months              For the nine months
                                                            ended September 30,               ended September 30,
                                                       -------------------------------   -----------------------------
                                                            2004              2003            2004            2003
                                                       -------------     -------------   -------------   -------------
Basic and diluted loss per common share
  before cumulative effect of change in
  accounting principle..............................   $       (0.05)    $       (0.04)  $       (0.35)  $       (0.15)
                                                       -------------     -------------   -------------   -------------

Cumulative effect of change in accounting
  principle.........................................              --                --              --            0.10
                                                       -------------     -------------   -------------   -------------

Basic and diluted net loss per common share.........   $       (0.05)    $       (0.04)  $       (0.35)  $       (0.05)
                                                       =============     =============   =============   =============

Basic and diluted weighted average number of
  shares outstanding................................      31,178,766        20,065,624      29,080,282      18,486,055


                 The accompanying notes are an integral part of the consolidated financial statements.

                                                         6

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)


                                                                                     For the nine months
                                                                                     ended September 30,
                                                                             ----------------------------------
                                                                                  2004                2003
                                                                             --------------      --------------
Cash flows from operating activities:
  Net loss...............................................................    $  (10,171,168)     $     (880,547)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Cumulative effect of change in accounting principle................                --          (1,799,494)
      Accretion expense..................................................            30,932              27,859
      Amortization of loan fees..........................................                --              69,467
      Depreciation, depletion and amortization...........................           456,612             412,625
      Loss on asset disposition..........................................             1,174                  --
      Stock compensation (G&A)...........................................         5,841,487                  --
      Common stock issued for services...................................           149,861              91,181
  Increase (decrease) from changes in working capital items:
    Accounts receivable..................................................          (354,006)             (3,215)
    Inventory............................................................           (12,849)              4,606
    Other current assets.................................................          (164,950)            (81,998)
    Accounts payable and accrued liabilities.............................           146,686            (194,983)
    Asset retirement obligation..........................................           (17,586)                 --
                                                                             --------------      --------------
      Net cash used in operating activities..............................        (4,093,807)         (2,354,499)
                                                                             --------------      --------------

Cash flows from investing activities:
  Additions to oil and gas properties....................................        (2,171,869)         (2,301,743)
  Additions to other property and equipment..............................          (323,732)            (37,149)
  Partner advance........................................................                --            (365,584)
  Additions to marketable securities.....................................       (32,447,653)                 --
  Increase in restricted cash............................................                --          (3,325,000)
  (Increase) decrease in other assets....................................                --              15,283
                                                                             --------------      --------------
    Net cash used in investing activities................................       (34,943,254)         (6,014,193)
                                                                             --------------      --------------

Cash flows from financing activities:
  Proceeds from preferred stock offering, net............................                --           5,593,872
  Payment of loan fees...................................................                --            (100,000)
  Proceeds from common stock offering, net...............................        20,723,656           8,774,007
  Proceeds from stock option and warrant exercises.......................        11,027,076                  --
  Payments on notes payable..............................................                --          (1,675,000)
                                                                             --------------      --------------
    Net cash provided by financing activities............................        31,750,732          12,592,879
                                                                             --------------      --------------

Increase (decrease) in cash and cash equivalents.........................        (7,286,329)          4,224,187
Cash and cash equivalents at beginning of period.........................        17,370,531             705,012
                                                                             --------------      --------------
Cash and cash equivalents at end of period...............................    $   10,084,202      $    4,929,199
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

                                                        7

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


Note 1:  Basis of Presentation

         The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy's annual report on Form 10-K for the year ended December 31, 2003, and quarterly reports Form 10-Q for the quarters ended March 31 and June 30, 2004, including the financial statements and notes thereto.

         The consolidated financial statements include the accounts of FX Energy and its wholly-owned subsidiaries and FX Energy's undivided interests in Poland. All significant intercompany accounts and transactions have been eliminated in consolidation. At September 30, 2004, FX Energy owned 100% of the voting stock of all of its subsidiaries.

Note 2:  Net Income (Loss) Per Share

         Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants and convertible preferred stock. Options to purchase 4,181,966 and 4,421,017 shares of common stock at prices ranging from $2.40 to $8.88 per share with a weighted average exercise price of $4.55 per share and $4.68 per share were outstanding at September 30, 2004 and 2003, respectively. Warrants to purchase 3,866,192 and 5,515,137 shares of common stock at prices ranging from $3.60 to $3.75 per share with a weighted average exercise price of $3.66 per share and $3.69 per share were outstanding at September 30, 2004 and 2003, respectively. No options or warrants were included in the computation of diluted net loss per share for the periods ended September 30, 2004 and 2003, because the effect would have been antidilutive.

Note 3:  Income Taxes

         FX Energy recognized no income tax benefit from the net loss generated in the first nine months of 2004 and the first nine months of 2003. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of exploration and development activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided.

Note 4:  Business Segments

         FX Energy operates within two segments of the oil and gas industry: the exploration and production segment ("E&P") and the oilfield services segment. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes. Reportable business segment information for the three months ended September 30, 2004, the nine months ended September 30, 2004, and as of September 30, 2004, is as follows:

                                                          Reportable Segments
                                                    --------------------------------       Non-
                                                                        Oilfield        Segmented
                                                         E&P            Services          Items           Total
                                                    ---------------  ---------------  --------------- ---------------
Three months ended September 30, 2004:
  Revenues(1)......................................  $    869,349    $    100,825       $         --    $    970,174
  Net loss(2)......................................      (366,328)        (68,499)          (969,867)     (1,404,694)

Nine months ended September 30, 2004:
  Revenues(1)......................................     2,196,679         410,912                 --       2,607,591
  Net loss(2)......................................    (1,205,780)       (159,205)        (8,806,183)    (10,171,168)

As of September 30, 2004:
  Identifiable net property and equipment(3).......     6,742,768         411,141            334,316       7,488,226

---------------------
(1) E&P operating costs for the third quarter include $647,787 in geological and geophysical costs, $4,703 in lease operating costs, and $43,567 in general and administrative costs incurred in Poland. E&P operating costs for the first nine months include $1,861,156 in geological and geophysical costs, $9,567 in lease operating costs, and $157,434 in general and administrative costs incurred in Poland.
(2) Net loss reconciling items for the third quarter include $1,102,125 of general and administrative costs, $12,132 of noncash stock compensation expense, $166,784 of other income and expense, and $22,394 of corporate DD&A. Net loss reconciling items for the nine months include $3,195,598 of general and administrative costs, $5,841,487 of noncash stock compensation expense, $283,228 of other income and expense, and $52,325 of corporate DD&A.
(3) Identifiable net property and equipment not associated with a segment consists of $334,316 of corporate office equipment, hardware and software.

     Reportable business segment information for the three months ended September 30, 2003, the nine months ended September 30, 2003, and as of September 30, 2003, excluding the cumulative effect of a change in accounting principle, follows:

                                                          Reportable Segments
                                                    --------------------------------       Non-
                                                                        Oilfield        Segmented
                                                         E&P            Services          Items           Total
                                                    ---------------  ---------------  --------------- ---------------
Three months ended September 30, 2003:
  Revenues(1)......................................  $    557,637    $     43,874       $         --    $    601,511
  Net loss(2)......................................        (8,363)       (127,641)          (730,224)       (866,228)

Nine months ended September 30, 2003:
  Revenues(1)......................................     1,676,155          76,402                 --       1,752,557
  Net loss(2)......................................       (58,440)       (371,565)        (2,250,036)     (2,680,041)

As of September 30, 2003:
  Identifiable net property and equipment(3).......     5,161,730         581,531             89,382       5,832,643

--------------------
(1) E&P operating costs for the third quarter include $115,624 in geological and geophysical costs, $1,488 in lease operating costs, $39,647 in general and administrative costs, and $95,034 in interest costs incurred in Poland. E&P operating costs for the nine months include $406,483 in geological and geophysical costs, $6,599 in lease operating costs, and $120,961 in general and administrative costs incurred in Poland.
(2) Net loss reconciling items for the third quarter include $515,538 of general and administrative costs, $212,000 of other income and expense, and $2,687 of corporate DD&A. Net loss reconciling items for the nine months include $1,569,426 of general and administrative costs, $672,542 of other income and expense, and $8,069 of corporate DD&A.
(3) Identifiable net property and equipment not associated with a segment consists of $89,382 of corporate office equipment, hardware and software.

Note 5:  Stock-based Compensation

         The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. Nonemployee stock-based compensation is accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-based Compensation," as amended.

         Had compensation cost for the Company's stock options been recognized based on the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended, the Company's net earnings and earnings per share for the periods ended September 30, 2004 and 2003, would have been as follows:

                                                          For the three months ended     For the nine months ended
                                                                 September 30,                 September 30,
                                                          ----------------------------  ----------------------------
                                                              2004           2003           2004           2003
                                                                  (in thousands, except for per share data)
Net loss:
Net loss, as reported...................................   $  (1,405)    $     (866)     $ (10,171)      $    (881)
Add: Stock-based employee compensation expense
  included in reported net loss.........................          --             --          5,820              --
Less: Total stock-based employee compensation expense
  determined under the fair value based method for all
  awards................................................        (338)          (207)        (1,047)           (620)
                                                          -------------  -------------  -------------  -------------
     Pro forma net loss.................................   $  (1,743)     $  (1,073)     $  (5,398)      $  (1,501)
                                                          =============  =============  =============  =============
Basic and diluted net loss per share:
     As reported........................................   $   (0.05)     $   (0.04)     $   (0.35)      $   (0.05)
     Pro forma..........................................   $   (0.06)     $   (0.05)     $   (0.19)      $   (0.08)

         During the second quarter of 2004, two of the Company's officers exercised options to acquire a total of approximately 660,000 shares of FX Energy common stock, at an exercise price of $3.00 per share, by canceling options to purchase approximately 340,000 shares and applying the option equity to pay the exercise price on the options exercised, as reported on their respective Form 4. The ten-year options were due to expire during the second quarter. In connection with this cashless exercise, the Company recorded a stock compensation charge of approximately $5.8 million in the second quarter, which is equal to the difference between the exercise price and fair value of the options on the date of exercise, and a corresponding increase in additional paid-in capital. This noncash transaction had no impact on the Company's working capital, cash flows or stockholders' equity.

Note 6:  Stockholders' Equity

         During the first nine months of 2004, the Company completed a registered offering of 3,102,788 shares of common stock, resulting in proceeds, after offering costs, of $20.7 million. During the same period, warrant holders exercised warrants for 2,375,118 shares of common stock, resulting in proceeds to the Company of $8,906,693. In addition, during the first nine months of 2004, nonexecutive option holders exercised options for a total of 381,468 shares, resulting in additional proceeds of $2,120,381.

Note 7:  Investments

         The cost and estimated market value of marketable securities at September 30, 2004, are as follows:

                                                     Gross        Estimated
                                                  Unrealized        Market
                                      Cost          Losses          Value
                                 -------------  -------------  --------------
Marketable securities..........   $32,447,653    $ (212,457)    $ 32,235,196

         The investments consist primarily of U.S. government agency bonds and notes. The investments have been classified as available-for-sale, and are reported at fair value with unrealized gains and losses, if any, recorded as a component of other comprehensive income.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations by Business Segment

         We operate within two segments of the oil and gas industry: the exploration and production segment, or E&P, and the oilfield services segment. Depreciation, depletion and amortization costs, or DD&A, and general and administrative costs, or G&A, directly associated with their respective segments are detailed within the following discussion. G&A, interest income, other income and other costs that are not allocated to individual operating segments for management or segment reporting purposes are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and the information regarding nonsegmented items for the three months and nine ended September 30, 2004 and 2003, follows.

     Comparison of the Third Quarter of 2004 to the Third Quarter of 2003

         Exploration and Production

         Our oil revenues are comprised of oil production in the United States in 2004 and 2003. A summary of the percentage change in oil revenues, average price and production volumes for the third quarter of 2004 and 2003 is set forth in the following table:

                                                          Quarter Ended September 30,
                                                      ------------------------------------
                                                               2004              2003
                                                      ------------------ -----------------
Revenues.............................................       $ 869,000         $ 558,000
    Percent change versus prior year's quarter.......            +56%               -1%
Average price (per barrel of oil)....................         $ 38.96           $ 25.58
    Percent change versus prior year's quarter.......            +52%               +5%
Production volumes (barrels of oil)..................          22,316            21,800
    Percent change versus prior year's quarter.......             +2%               -6%

         Oil Revenues. Oil revenues were $869,000 during the third quarter of 2004, a 56% increase compared to the same period of 2003. During the third quarter of 2004, our average oil prices rose 52%, from $25.58 per barrel in 2003 to $38.96 per barrel in 2004, while oil production quantities increased by 2%. Oil revenues in 2004 increased from 2003 levels by approximately $299,000 due to higher oil prices and by approximately $13,000 related to production increases.

         Lease Operating Costs. Lease operating costs were $510,000 during the third quarter of 2004, an increase of $149,000, or 41%, compared to the same period of 2003. The increase was due primarily to higher value-based production taxes incurred during this year. Our 2004 operating costs increased approximately $98,000 due to higher production taxes, in addition to $51,000 related to nonrecurring workover costs.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $648,000 during the third quarter of 2004, compared to $116,000 during the same period of 2003, an increase of 459%. The successful completion of financing activities in 2003 and 2004 has given us the funds necessary to increase both the amount and pace of our exploration activities in Poland in 2004, which during the third quarter of 2004 were composed primarily of seismic acquisition, reprocessing and reinterpretation.

         DD&A Expense - E&P. DD&A expense for producing properties was $67,000 during the third quarter of 2004, a decrease of $13,000 compared to $80,000 during the same period of 2003.

         Accretion Expense. Accretion expense for both years reflects the increase in our asset retirement obligation and was essentially flat from 2003 to 2004.

         Oilfield Services

         Oilfield Services Revenues. Oilfield services revenues were $101,000 during the third quarter of 2004, an increase of $57,000 compared to $44,000 for the same quarter of 2003. During much of the third quarter of 2003, our drilling rig was idle. Drilling activity where we operate increased significantly during the first nine months of 2004. Oilfield servicing revenues were generated primarily by performing drilling services for third parties. These revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

         Oilfield Services Costs. Oilfield services costs were $92,000 during the third quarter of 2004, down slightly from the $97,000 incurred in the same period of 2003. Oilfield services costs will also continue to fluctuate year to year based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $77,000 during the third quarter of 2004, up slightly compared to the $74,000 recorded during the same period of 2003.

         Nonsegmented Information

         G&A Costs. G&A costs were $1,102,000 during the third quarter of 2004, compared to $516,000 during the third quarter of 2003, an increase of 114%. During the third quarter of 2003, as part of our cost-cutting measures, executive salaries were reduced by 50%. All executive salaries have since been increased to their full amounts. In addition, we have increased our headcount in 2004, making additions to our technical team. We have also experienced higher levels of spending in 2004 associated with investor relations activities, consulting fees, and legal and accounting fees associated with Sarbanes-Oxley Act compliance.

         Interest and Other Income. Interest and other income during the third quarter was $167,000, reflecting our higher cash balances available for investment. Interest and other income was negligible during the third quarter of 2003.

         Interest Expense. Interest expense was $0 during the third quarter of 2004, compared to $221,000 during the same period of 2003. All interest expense in 2003 was related to our note payable to Rolls-Royce Power Ventures Limited, or RRPV, which was satisfied in full by conversion to common stock in December 2003.

    Comparison of the First Nine Months of 2004 to the First Nine Months of 2003

         Exploration and Production

         Our oil revenues are comprised of oil production in the United States during 2004 and 2003. A summary of the percentage change in oil revenues, average price and production volumes for the first nine months of 2004 and 2003 is set forth in the following table:

                                                     Nine Months Ended September 30,
                                                    ----------------------------------
                                                          2004              2003
                                                    ----------------  ----------------
Revenues............................................. $ 2,197,000      $ 1,676,000
    Percent change versus prior year's quarter.......        +31%             +19%
Average price (per barrel of oil)....................     $ 34.40          $ 26.20
    Percent change versus prior year's quarter.......        +31%             +28%
Production volumes (barrels of)......................      63,849           63,986
    Percent change versus prior year's quarter.......          0%              -7%

         Oil Revenues. Oil revenues were $2,197,000 during the first nine months of 2004, a 31% increase compared to the same period of 2003. During the first nine months of 2004, our average oil prices were 31% higher than in the same period of the prior year, while oil production quantities were essentially unchanged. Oil revenues in 2004 increased from 2003 levels by approximately $524,000 due to higher oil prices, offset by approximately $3,000 related to production declines.

         Lease Operating Costs. Lease operating costs were $1,321,000 during the first nine months of 2004, an increase of 18% compared to $1,118,000 during the same period of 2003. The increase was due primarily to higher value-based production taxes incurred during the first nine months of this year. Our 2004 operating costs increased approximately $177,000 due to higher production taxes, in addition to approximately $26,000 related to nonrecurring workover costs.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $1,861,000 during the first nine months of 2004, compared to $406,000 during the same period of 2003, an increase of 358%. The successful completion of financing activities in 2003 and 2004 has given us the funds necessary to increase both the amount and pace of our exploration activities in Poland in 2004, which during the first nine months of 2004 were composed primarily of seismic acquisition, reprocessing and reinterpretation.

         DD&A Expense - E&P. DD&A expense for producing properties was $189,000 during the first nine months of 2004, an increase of $7,000 compared to $182,000 during the same period of 2003. Essentially all of the increase in DD&A is associated with higher property costs incurred in 2003 and 2004.

         Accretion Expense. Accretion expense for both years reflects the increase in our asset retirement obligation and was essentially flat from 2003 to 2004.

         Oilfield Services

         Oilfield Services Revenues. Oilfield services revenues were $411,000 during the first nine months of 2004, an increase of $335,000 compared to $76,000 for the same period of 2003. During most of the first nine months of 2003, our drilling rig was idle. Drilling activity where we operate increased significantly during the first nine months of 2004. Oilfield servicing revenues were generated primarily by performing drilling services for third-party companies. These revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

         Oilfield Services Costs. Oilfield services costs were $355,000 during the first nine months of 2004, up from the $226,000 incurred in the same period of 2003, reflecting the increased pace of drilling activities this year. Oilfield services costs will also continue to fluctuate from period to period based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $215,000 during the first nine months of 2004, compared to $226,000 during the same period of 2003. The year-to-year decrease was primarily due to capital additions from prior years being fully depreciated during 2003.

         Nonsegmented Information

         G&A Costs. G&A costs were $3,196,000 during the first nine months of 2004, compared to $1,569,000 during the same period of 2003, an increase of 104%. During the first nine months of 2003, as part of our cost-cutting measures, executive salaries were reduced by 50%. All executive salaries have since been increased to their full amounts. In addition, we have increased our headcount in 2004, making additions to our technical team. We have also experienced higher levels of spending in 2004 associated with investor relations activities, consulting fees, and legal and accounting fees associated with Sarbanes-Oxley Act compliance.

         Stock Compensation Expense. During the second quarter of 2004, we recorded a stock compensation charge in the amount of approximately $5.8 million in connection with the cashless exercise of certain stock options, as described in Note 5 to the financial statements.

         Interest and Other Income. We recorded $283,000 in interest and other income during the first nine months of 2004, compared to $19,000 during the same period of 2003. The year-to-year increase is a direct reflection of our higher cash balances available for investment.

         Interest Expense. Interest expense was $0 during the first nine months of 2004, compared to $691,000 during the same period of 2003. All interest expense in 2003 was related to our note payable to RRPV, which was satisfied in full by conversion to common stock in December 2003.

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

         Working Capital (current assets less current liabilities). Our working capital was $41,366,000 as of September 30, 2004, an increase of $25,334,000 from our working capital at December 31, 2003, of $16,032,000. As of September 30, 2004, our cash, cash equivalents and marketable securities balances totaled approximately $42.3 million. We have no outstanding long-term debt. Our current liabilities at September 30, 2004, include $1.1 million payable to the Polish Oil and Gas Company, which is to be settled later in the year primarily by a transfer of our interest in the Kleka 11 well. We believe our current cash resources, coupled with anticipated future revenues, are sufficient to fund an aggressive exploration program through the end of 2006.

         Operating Activities. Net cash used in operating activities was $4,094,000 during the first nine months of 2004, an increase of $1,739,000 compared to $2,355,000 in net cash used during the same period of 2003. This increase in cash used is a direct reflection of our increased exploration activities and higher geological and geophysical costs in Poland, as well as increased employee and other G&A costs, and increases in accounts receivable.

         Investing Activities. Excluding additions to our marketable securities, we spent $2,496,000 in investing activities during the first nine months of 2004, including $1,687,000 for initial drilling costs at the Sroda-4 well, $317,000 related to our proved properties in the United States, $128,000 in Polish concession costs, $324,000 for office and drilling equipment, and $40,000 in undeveloped leasehold costs in the United States.

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

         Financing Activities. During the first nine months of 2004, we completed registered offerings of 3,102,788 shares of common stock, resulting in proceeds, after offering costs, of $20.7 million. During the same period, warrant holders exercised warrants for 2,375,000 shares of common stock, resulting in proceeds to us of $8,907,000. In addition, nonexecutive option holders exercised options for a total of 381,000 shares, resulting in proceeds to us of $2,120,000. During the first nine months of 2003, we completed private placements of common and convertible preferred stock resulting in proceeds, after offering costs, of approximately $14,368,000. We used $1,675,000 of the proceeds to pay down our RRPV note and incurred loan fees relating to our new agreement with RRPV of $100,000.

New Accounting Pronouncements

         In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPEs). In December 2003, FASB issued FIN No. 46R, which replaced FIN 46 and clarified ARB 51. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity's expected losses or receive a majority of the expected residual returns as a result of holding variable interests. FIN No. 46R requires the consolidation of variable interest entities in which we are the primary beneficiary. As of September 30, 2004, we did not own an interest in a variable interest entity that met the consolidation requirements and as such the adoption of FIN No. 46R did not have any effect on our financial position or results of operations. New interests in entities acquired or created will be evaluated based on FIN No. 46R criteria and consolidated, if required.

         We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations or financial position. Based on our review, we believe that none of these pronouncements will have a significant effect on our current or future financial position or results of operations.

Critical Accounting Policies

         A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements contained in our annual report on Form 10-K for the year ended December 31, 2003. We believe the application of these accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial condition and cash flows.

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

Foreign Currency Risk

         We have entered into various agreements in Poland denominated in the Polish zloty. The Polish zloty is subject to exchange rate fluctuations that are beyond our control. We do not currently engage in hedging transactions to protect ourselves against foreign currency risks, nor do we intend to do so in the foreseeable future.

                         ITEM 4. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2004, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2004, our disclosure controls and procedures were effective.

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

                           PART II--OTHER INFORMATION

                                ITEM 6. EXHIBITS

         The following exhibits are filed as a part of this report:

      Exhibit
      Number                    Title of Document                  Location
------------------- ------------------------------------------- --------------

     Item 31        Rule 13a-14(a)/15d-14(a) Certifications
------------------------------------------------------------------------------
      31.01         Certification of Chief Executive Officer       Attached
                    Pursuant to Rule 13a-14

      31.02         Certification of Chief Financial Officer       Attached
                    Pursuant to Rule 13a-14

     Item 32        Section 1350 Certifications
------------------------------------------------------------------------------
      32.01         Certification of Chief Executive Officer       Attached
                    Pursuant to 18 U.S.C. Section 1350, as
                    Adopted Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

      32.02         Certification of Chief Financial Officer       Attached
                    Pursuant to 18 U.S.C. Section 1350, as
                    Adopted Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002
--------------
* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FX ENERGY, INC.
                                          (Registrant)


Date:  November 11, 2004                  By  /s/ David N. Pierce
                                             --------------------------------
                                             David N. Pierce, President,
                                             Chief Executive Officer



Date:  November 11, 2004                  By  /s/ Thomas B. Lovejoy
                                             --------------------------------
                                             Thomas B. Lovejoy,
                                             Chief Financial Officer