Form 10-K
period 2004-12-31
FX ENERGY INC
filed 2005-03-15
CIK 907649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                        Commission File Number: 000-25386

                                 FX ENERGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                              87-0504461
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  3006 Highland Drive, Suite 206, Salt Lake City, Utah               84106
  ----------------------------------------------------            ----------
        (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     Telephone (801) 486-5555
                                                        Facsimile (801) 486-5575

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
   -------------------                -----------------------------------------
         None                                           None

         Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Par Value $0.001
                         ------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2004, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $258,178,000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 4, 2005, FX Energy had outstanding 34,526,843 shares of its common stock, par value $0.001.

         DOCUMENTS INCORPORATED BY REFERENCE. FX Energy's definitive Proxy Statement in connection with the 2005 Annual Meeting of Stockholders is incorporated by reference in response to Part III of this Annual Report.

--------------------------------------------------------------------------------
                                 FX ENERGY, INC.
              Form 10-K for the fiscal year ended December 31, 2004
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


   Item                                                                     Page
------------                                                               -----
                                     Part I

    --       Special Note on Forward-Looking Statements...................... 3
  1 and 2    Business and Properties......................................... 4
     3       Legal Proceedings...............................................19
     4       Submission of Matters to a Vote of Security Holders.............19

                                     Part II

     5       Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities.............19
     6       Selected Financial Data.........................................20
     7       Management's Discussion and Analysis of Financial Condition
               and Results of Operation......................................22
    7A       Quantitative and Qualitative Disclosures about Market Risk......31
     8       Financial Statements and Supplementary Data.....................31
     9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................31
    9A       Controls and Procedures.........................................32
    9B       Other Information...............................................32

                                    Part III

    10       Directors and Executive Officers of the Registrant..............33
    11       Executive Compensation..........................................33
    12       Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters...............................33
    13       Certain Relationships and Related Transactions..................33
    14       Principal Accountant Fees and Services..........................33

                                     Part IV

    15       Exhibits and Financial Statement Schedules......................34
    --       Signatures......................................................38
    --       Management's Report on Internal Control Over Financial
               Reporting....................................................F-1
    --       Report of Independent Registered Public Accounting Firm........F-2

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

         Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management's current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

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

         o        foreign currency exchange rate fluctuations;

         o exploration and development priorities and the financial and technical resources of Polish Oil and Gas Company, our principal strategic relationship in Poland;

         o uncertainties inherent in estimating quantities of proved reserves and actual production rates and associated costs;

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

         o uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Poland and the European Union; and

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

         We are focused on Poland because we believe it provides attractive oil and gas exploration and production opportunities. In our view, these opportunities exist because the country was closed to competition from foreign oil and gas companies for many decades. As a result, we believe its known productive areas are underexplored, underdeveloped and underexploited today. Poland is a net importer of oil and gas, and we believe its fiscal regime is favorable to foreign investment, which reinforce the attractiveness of Poland.

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

         References to us in this report include FX Energy, Inc., our subsidiaries and the entities or enterprises organized under Polish law in which we have an interest and through which we conduct our activities in that country. See "Oil and Gas Terms" at the end of this item for definitions of certain industry terms.

Strategy

         We seek the rewards of high potential exploration while endeavoring to minimize our exposure to the risks normally associated with exploration. Historically, we have compensated for our small size and limited capital with farmout arrangements in which we have conveyed interests in our exploration projects in exchange for contributions of financial and technical resources by larger industry participants. As a result of significant improvements in our financial position during the past two years and the formation of our Technical Advisory Panel discussed below, we now anticipate that we will rely principally on our own financial and technical resources, including expert consultants, in identifying and drilling prospects for our own account or under our sharing arrangements with POGC.

         We concentrate on acreage in productive fairways or geologic trends where we believe we have the opportunity to find significant gas and oil reserves with lower risk. Our strategy is to:

         o acquire large acreage positions in areas of known productive fairways, particularly where there has been little or no exploration for many years;

         o carry out the work necessary to advance these properties toward exploration drilling, including collecting, evaluating and reprocessing data, acquiring new data, identifying prospects that we believe merit drilling, and preparing a detailed exploration work program; and

         o either drill these prospects for our own account, or where circumstances may warrant in the future, market interests in these properties to industry participants on terms that will provide all or a portion of the funds necessary for exploration.

         Our primary strategic relationship is with POGC, a fully integrated oil and gas company owned by the Treasury of the Republic of Poland, which is Poland's principal domestic oil and gas exploration entity. Under our existing agreements, POGC provides us with access to exploration opportunities, previously-collected exploration data, and technical and operational support.

Technical and Advisory Panel

         We have created a Technical and Advisory Panel consisting of individuals with decades of combined experience to advise and consult with management in connection with the four current principal project areas discussed below. The panel's responsibilities include assisting us in defining and exploiting the potential of our projects in Poland and in attracting funding and/or industry participation for that effort as we deem necessary. The Technical and Advisory Panel includes the following three individuals:

         Richard Hardman, CBE, has built a career in international exploration over the past 40 years in the upstream oil and gas industry as a geologist in Libya, Kuwait, Colombia, and Norway. In the United Kingdom, his career encompasses almost the whole of the exploration history of the North Sea-1969 to the present. With Amerada Hess from 1983 to 2002 as Exploration Director and later Vice President Exploration, he was responsible for key Amerada North Sea and international discoveries, including Valhall, Scott and South Arne fields. Mr. Hardman was made Commander of the British Empire in the New Year Honours, 1998, and has served as the Chairman of the Petroleum Society of Great Britain, President of the Geological Society, and President of the European Region of AAPG Europe. Mr. Hardman was appointed to our board of directors in October 2003, and was designated the Chairman of our Technical and Advisory Panel.

         Steven McTiernan has over 30 years of diverse energy industry and banking experience as a petroleum engineer with Amoco, Mesa, and British Petroleum, and as a banker with Chase Manhattan, CIBC and NatWest. He was the Global Head of Oil & Gas for Chase in New York and for CIBC and NatWest in London. Mr. McTiernan advised FX Energy in connection with the 2003 farmout of the Fences I project area to CalEnergy Gas (Holdings) Ltd. Mr. McTiernan is currently assisting us in our gas contract negotiations with POGC and our long-term gas marketing strategic planning.

         Robert J.J. Hardy, Ph.D., served 11 years with Amerada Hess from 1990 to 2001 where he was in charge of the geophysical operations group in London with responsibility for Northwest Europe (including the North Sea) and International. He has considerable experience in all aspects of the design, acquisition and processing of 2-D, 3-D and 4-D geophysical projects and has applied advanced analytical methodologies on over 500 geophysical projects. Dr. Hardy holds a Ph.D. in Geophysics from Cambridge University and a B.Sc. Geology and Geophysics 1st Class from the University of Durham. Dr. Hardy is guiding our seismic data acquisition, processing and reprocessing projects in the Fences and Wilga project areas.

Project Area Summary

         Our ongoing activities in Poland are conducted in four project areas:
Fences I, II and III, and Wilga. We are currently working almost exclusively on the three Fences project areas, where we believe the gas-bearing Rotliegendes sandstone reservoir rock in Poland's Permian Basin is a direct analog to the Southern North Sea gas basin offshore England. We are focused in the Fences area because there have been substantial gas reserves developed and produced by POGC in this Rotliegendes trend, and we have concluded that there are likely to be substantial additional gas and oil reserves in the same horizons that can be identified through the application of geophysical techniques that have not previously been applied in this area in Poland. Our recent Rusocin well, which discovered a gas accumulation in a stratigraphic trap, is a model of this strategy.

     Fences

         The Fences I project area is 265,000 acres (1,074 sq. km.) in western Poland's Permian Basin. Several gas fields located in the Fences I block are excluded or "fenced off" from our exploration acreage. These fields, discovered by POGC between 1974 and 1982, produce from Rotliegendes sandstone reservoirs. We entered into an agreement in April 2000 with POGC to explore this area and by December 31, 2004, had spent $16.0 million on exploration costs in the Fences I project area to earn a 49% interest.

         The Fences II project area is 670,000 acres (2,715 sq. km.) located north of and contiguous with the Fences I block. POGC's Radlin field forms part of the Fences II's southern border. Under a January 2003 agreement, we have the right to earn a 49% interest from POGC, subject to satisfactory completion of our obligations in Fences I and our expenditure of $4.0 million in exploration costs. We satisfied the earning requirements in early 2005 by continuing our ongoing two-dimensional, or 2-D, seismic data reprocessing, along with drilling the initial well at the Sroda prospect.

         The Fences III project area is 770,000 acres (3,122 sq. km.) located approximately 25 miles south of Fences I, where we own 100% of the exploration rights. As with the Fences I block, several gas fields located in the Fences III block are fenced off from the exploration acreage. These fields, discovered by POGC between 1967 and 1976, produce from both Rotliegendes sandstone and Zechstein carbonate (Ca1 and Ca2) reservoirs.

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

         During the balance of 2005, our objectives with respect to the Fences areas are to:

         o continue developing a complete subsurface seismic and geological picture of the Rotliegendes and Zechstein carbonate (Ca1 and Ca2) horizons across our entire acreage, in the process building an inventory of drill-ready prospects;

         o drill approximately five wells, subject to the exploration priorities and financial and technical resources of our partner, POGC, and the ability of our technical group to acquire and assimilate new technical data;

         o build the necessary infrastructure to begin producing our Zaniemysl discovery and begin planning for production from other potential discoveries; and

         o endeavor to expand our holdings in and around the Fences and perhaps other areas.

         More detailed information concerning the Fences area and our exploration history there can be found under the section Exploration, Development and Production Activities below.

     Wilga

         The Wilga project area in central southeast Poland consists of exploration rights on approximately 250,000 gross acres held by us and POGC in Block 255, where the Wilga 2 discovery well is located. We have for some years held a 45% working interest in the Wilga project area; however, our former partner, Apache Corporation, recently surrendered its interest so that, effective January 31, 2005, we have an 82% working interest and are the operator; POGC holds the remaining 18% working interest. We and our partners successfully completed an extended flow test on the Wilga 2, confirming that the well is capable of producing at a commercial rate. We plan to place this well into commercial production as soon as we have negotiated an acceptable gas contract with a suitable buyer, which will enable us to begin construction of production facilities. We plan to discuss with POGC further exploration for the block during the next few months.

Exploration, Development and Production Activities

     Polish Exploration Rights

         As of December 31, 2004, we had earned oil and gas exploration rights in Poland in the following gross acreage components:

                                            Operator
                                 -------------------------------     Gross
                                   FX Energy          POGC          Acreage
                                 --------------- --------------- ---------------
Project Area:
  Fences I.......................                      X              265,000
  Fences II......................                      X              670,000
  Fences III.....................     X                               770,000
  Wilga..........................     X                               250,000
                                                                 ---------------
    Total gross acreage..........                                   1,955,000
                                                                 ===============

         As we explore and evaluate our acreage in Poland, we expect to increasingly focus our operational and financial efforts on known productive trends and recent discoveries. As we do so, we may elect not to retain our interest in acreage that we determine carries a higher exploration risk.

     Exploratory Activities in Poland

         Fences I Project Area

         In April 2000, we agreed to spend $16.0 million on exploration costs in the Fences I project area to earn a 49% interest. As of December 31, 2004, we had completed the $16.0 million earn-in requirement. As a result, POGC is obligated to pay its 51% share of any further costs. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation:
Introduction--Fences I Commitment and Settlement for further information on how the commitment was satisfied.

         The Rotliegendes is the primary target horizon throughout most of the Fences I project area, at depths from approximately 2,800 to 3,200 meters, except along the extreme southwest portion where the target reservoir is carbonates of the lower Permian. During 2000, we drilled the Kleka 11, our first Rotliegendes target, which began producing in early 2001. In 2003, we agreed to assign our interest in the Kleka 11 well, including accrued gas sales proceeds and proceeds from ongoing production during 2003 and 2004 to POGC as a credit against our earning requirement in Fences I. By December 31, 2004, we had met our earning requirement without crediting assignment of the Kleka well, so we have agreed with POGC not to assign our interest in the Kleka 11 well, subject to the completion of formal documentation.

         During 2001, we drilled the Mieszkow 1, an exploratory dry hole. The Mieszkow well demonstrated the need to apply modern seismic data processing and to assure careful handling of velocities in seismic data interpretation. In 2002 and 2003, we acquired, processed and interpreted a substantial amount of seismic data.

         In January 2003, we entered into a farmout agreement with CalEnergy Gas, the upstream gas business unit of MidAmerican Energy Holdings Company, whereby CalEnergy Gas had the right, but not the obligation, to earn a 24.5% interest in the entire Fences I project area by spending a total of $10.4 million, including the cost to drill two wells and certain cash payments to us.

         The operating committee approved the Zaniemysl prospect as the first well to be drilled under the CalEnergy Gas farmout agreement and drilling commenced in October 2003. In February 2004, we announced that the Zaniemysl-3 exploratory well in the Fences I project area was commercial and encountered approximately 38 net meters (125 feet) of porous gas-bearing Rotliegendes sandstone. During a drill stem test of the top 18 meters (59 feet) of the structure, the well flowed at a stabilized rate of approximately 12.5 MMcf of gas per day. Total recoverable reserves for the field are estimated at approximately 40 Bcf of gas. Together with our partners, POGC and CalEnergy Gas, we have begun development work to build facilities and connect to the pipeline grid through a pipeline to be built by POGC to produce gas from the Zaniemysl structure at a permitted rate of 10 MMcf of gas per day. Gas production is scheduled to commence by the end of 2005.

         Following completion of the Zaniemysl-3 well in early 2004, CalEnergy Gas requested more than a six-month extension in which to undertake an additional technical evaluation before committing to an additional exploration well. We and POGC elected instead to proceed without delay to select a specific drill site in the Rusocin prospect in Fences I and to proceed with drilling as soon as possible. Accordingly, CalEnergy Gas did not complete its earning requirement and no longer has the right to participate in the Fences I project area, except for the approximately 45,000 acres surrounding the Zaniemysl field referred to as the Greater Zaniemysl Area, or GZA. The GZA was established to allow the two companies to put the Zaniemysl discovery into production while exploring together for other nearby natural gas opportunities that would have the potential to add economic value to the overall Zaniemysl project.

         The GZA quantifies the acreage earned by CalEnergy Gas at 45,220 acres, covering approximately 17% of Fences I, and will require CalEnergy Gas to pay $250,000 of our share of geological and geophysical work on the GZA project. Both companies anticipate additional seismic data acquisition and reprocessing in the expanded project. We and CalEnergy Gas each hold a 24.5% interest in the GZA, and POGC holds a 51% interest.

         Outside of the CalEnergy Gas GZA, during the second half of 2004, we drilled with POGC the Rusocin-1 well, the first well intentionally focused on a stratigraphic trap in the Rotliegendes. In a January 2005 initial drill stem test, the well flowed gas from an 18 meter (59 feet) section of the Rotliegendes sandstone target reservoir. The top of the Rotliegendes was encountered at approximately 2,747 meters. Results of the initial drill stem test indicate that the reservoir may extend beyond the mapped faults, suggesting a larger reservoir along the Wolsztyn High. We believe the well may have discovered the lower edge of a pinch-out at the top of the Rotliegendes sandstone with 20-25% porosity.

         We are testing the Rusocin well to determine whether it is commercial. If warranted, we will propose to POGC, the operator, one or more appraisal wells on the Rusocin prospect. At the same time, we are completing geological and geophysical work on the Lugi prospect, another stratigraphic test of the pinch-out play. During the remainder of 2005, we plan to acquire new 2-D seismic data on selected structural prospects as well as along the apparent stratigraphic trap trend; we are also considering acquiring new three-dimensional, or 3-D seismic data along the stratigraphic trap trend. We intend to propose additional wells, both exploratory and appraisal, as our technical staff approves specific projects.

         Fences II Project Area

         In early 2002, Conoco, Inc., Ruhrgas and POGC drilled a dry hole in the northeast of the Fences II area. The well, although dry, did confirm the presence of reservoir quality Rotliegendes sandstone at a depth of more than 3,700 meters, which we believe makes virtually the entire block prospective for Rotliegendes, subject to accurate geophysical resolution of the trapping features.

         A significant amount of geological and geophysical work that was completed by POGC and Conoco before Conoco's withdrawal from the project at the end of 2002 was made available to us by POGC. During 2003 and 2004, we reprocessed and interpreted approximately 2,600 kilometers of 2-D seismic data to complement the 1,200 kilometers reprocessed in 2002 in order to develop a more complete subsurface model of the Rotliegendes and Zechstein horizons. In the second half of 2004, we received operating committee approval to drill the Sroda prospect, a structural feature modeled on POGC's Radlin field. Although slowed by mechanical problems, drilling operations should conclude in approximately the first quarter of 2005. We have identified several other prospects near Sroda. We are also working to identify prospects in adjacent areas on the southeastern end of Fences II and may seek to expand our exploration rights accordingly.

         Fences III Project Area

         We have assembled the existing seismic data, which includes seismic data on approximately the northern third of the Fences III project area. We expect to finish reprocessing and interpreting this data in the first quarter of 2005 and, if results warrant, plan to acquire new 2-D seismic data in the second and third quarters of 2005 to identify leads and prospects that merit drilling. We also plan to tender in the second quarter of 2005 for a multi-well drilling contract that will then make it possible for us to drill without delay if and as prospects are approved by our technical group.

         Wilga Project Area

         In January 2005, we announced plans to begin working with POGC to bring the Wilga well into production. The well is expected to produce at a rate of 5-6 MMcf of gas and 230 Bbls of condensate per day when it begins production. The Wilga well was drilled in 2000 and as of December 31, 2004, has gross proved reserves of 6.3 Bcf and 247,000 barrels of condensate. Effective January 31, 2005, we are the operator of the Wilga project area and own an 82% interest. POGC owns an 18% interest.

         Prior to January 2005, Apache Corp. was the operator and a 45% interest owner in the Wilga area. In connection with its exit from Poland, Apache relinquished its interest in the Wilga area, which then reverted to us and POGC ratably by virtue of our existing agreements with POGC and Apache.

     Exploratory Activities in the United States

         Nevada

         During 2004, we drilled the East Inselberg well to a total depth of 1,322 feet in a 680-acre lease block near our existing Trap Spring / Munson Ranch producing area. The well encountered shows of oil, and we are testing to determine whether it is commercial. Makoil is the operator and owns a 50% working interest, and we own the remaining 50%. We plan to drill several additional exploratory wells this year in Railroad Valley near our existing producing properties.

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

         Since its transition to a market economy and a parliamentary democracy, Poland has experienced significant economic growth and political change. Poland has developed and is refining legal, tax and regulatory systems characteristic of parliamentary democracies with interpretation and procedural safeguards. The Polish government has taken steps to harmonize Polish legislation with that of the European Union, which it joined in May of 2004.

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

Polish Properties

     Legal Framework

         General Usufruct and Concession Terms

         All of our rights in Poland have been awarded pursuant to the Geological and Mining Law, which specifies the process for obtaining domestic exploration and exploitation rights. Under the Geological and Mining Law, the concession authority enters into mining usufruct (lease) agreements that grant the holder the exclusive right to explore for oil and gas in a designated area or to exploit the designated oil and/or gas field for a specified period under prescribed terms and conditions. The holder of the mining usufruct covering exploration must also acquire an exploration concession by applying to the concession authority and providing the opportunity for comment by local governmental authorities.

         The concession authority has granted us oil and gas exploration rights on the Fences III and Wilga project areas, and has granted POGC oil and gas exploration rights on the Fences I and II project areas. The agreements divide these areas into blocks, generally containing approximately 250,000 acres each. Concessions have been acquired for exploration in all areas that lie within existing usufructs. The exploration period begins after the date of the last concession signed under each respective usufruct. We believe all material concession terms have been satisfied to date.

         If commercially viable oil or gas is discovered, the concession owner then applies for an exploitation concession, as provided by the usufructs, generally with a term of 25 to 30 years or as long as commercial production continues. Upon the grant of the exploitation concession, the concession owner may become obligated to pay a fee, to be negotiated, but expected to be less than 1% of the market value of the estimated recoverable reserves in place. The concession owner would also be required to pay a royalty on any production, the amount of which will be set by the Council of Ministers, within a range established by legislation for the mineral being extracted. The royalty rate for high-methane gas is currently less than $0.05 per Mcf. This rate could be increased or decreased by the Council of Ministers to a rate between $0.02 and $0.10 per Mcf (the current statutory minimum and maximum royalty rates). Local governments will receive 60% of any royalties paid on production. The holder of the exploitation concession must also acquire rights to use the land from the surface owner and could be subject to significant delays in obtaining the consents of local authorities or satisfying other governmental requirements prior to obtaining an exploitation concession.

         Fences I Project Area

         The Fences I project area consists of a single oil and gas exploration concession controlled by POGC. Three producing fields (Radlin, Kleka and Kaleje) lie within the concession boundary, but are excluded from the Fences I concession. The concession is for a period of six years ending in September 2007 and carried certain work requirements during the first three years, all of which have been completed.

         Fences II Project Area

         The Fences II project area consists of four oil and gas exploration concessions controlled by POGC. The concessions have expiration dates ranging from July 2006 to August 2007, with three-year extension rights. Remaining work commitments in the aggregate include acquiring 70 kilometers of 3-D seismic data, 250 kilometers of new 2-D seismic data, reprocessing 100 kilometers of seismic data and drilling four wells.

         Fences III Project Area

         The Fences III project area consists of a single oil and gas exploration concession held by us. Several producing fields lie within the concession boundaries, but are excluded from the Fences III project area. The concession is for a period of six years ending in December 2009 and carries a work requirement during the first two years, which includes the reprocessing of 100 kilometers of existing 2-D seismic data, acquiring 100 kilometers of new 2-D seismic data, and analysis and interpretation of existing well data. Beginning in the third year, there is a drilling requirement of one well.

         Wilga/Block 255 Project Area

         The Wilga project area consists of a single oil and gas exploration concession controlled by us. All work commitments have been completed.

         As of December 31, 2004, all required usufruct/concession payments had been made for each of the above project areas.

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

         During early 2001, we and POGC constructed a pipeline from the Kleka 11 well approximately four kilometers to POGC's Radlin field gas processing facility and began selling gas produced to POGC at a price of $2.02 per MMBTU under a five-year contract that may be terminated by us with a 90-day written notice. As part of our restructured agreement with POGC, we agreed in 2003 to assign our interest in the Kleka 11 well, including amounts representing unpaid gas sales, to POGC to reduce our outstanding obligation to POGC. Accordingly, we received no net gas production from the Kleka 11 well in 2004 and 2003. See Item
7. Management's Discussion and Analysis of Financial Condition and Results of
Operation: Introduction--Fences I Commitment and Settlement for further information concerning the Kleka 11 well.

         We did not record any oil or gas production in Poland during 2004 and 2003. The following table sets forth our average net daily gas production, average sales price and average production costs associated with our Polish gas production during the past three years:

                                                       2004     2003     2002
                                                       ----     ----     ----
Polish producing property data:
  Average daily net gas production (Mcf)...........      --      --        494
  Average sales price per MMBTU(1).................      --      --     $ 2.02
  Average production costs per Mcf(2)..............      --      --     $ 0.16
---------------------
(1) Gross sales prices before downward adjustment of $0.44 per Mcf for caloric content.
(2) Production costs include lifting costs (electricity, fuel, water, disposal, repairs, maintenance, pumper, transportation and similar items). Production costs do not include such items as G&A costs, depreciation, depletion or Polish income taxes.

United States Properties

     Producing Properties

         In the United States, we currently produce oil in Montana and Nevada. All of our producing properties, except for the Rattlers Butte field (an exploratory discovery during 1997), were purchased during 1994. A summary of our average daily production, average working interest and net revenue interest for our United States producing properties during 2004 follows:

                                            Average Daily Production
                                                     (Bbls)               Average           Average
                                           ----------------------------   Working         Net Revenue
                                              Gross           Net         Interest          Interest
                                           ------------- -------------- -------------- --------------------
United States producing properties:
  Montana:
    Cut Bank............................        243           210             99.6%           86.4%
    Bears Den...........................          9             7             98.0            81.0
    Rattlers Butte......................         19             1              6.3             5.1
                                           ------------- --------------
      Total.............................        271           218
                                           ------------- --------------
  Nevada:
    Trap Spring.........................          8             1             21.6            18.9
    Munson Ranch........................         35            12             36.0            34.1
    Bacon Flat..........................         27             3             16.9            12.5
                                           ------------- --------------
      Total.............................         70            16
                                           ------------- --------------
        Total United States producing
           properties...................        341           234
                                           ============= ==============

         In Montana, we operate the Cut Bank and Bears Den fields and have an interest in the Rattlers Butte field, which is operated by an industry partner. Production in the Cut Bank field commenced with the discovery of oil in the 1940s at an average depth of approximately 2,900 feet. The Southwest Cut Bank Sand Unit, which is the core of our interest in the field, was originally formed by Phillips Petroleum Company in 1963. An initial pilot waterflood program was started in 1964 by Phillips and eventually encompassed the entire unit with producing wells on 40- and 80-acre spacing. In the Cut Bank field, we own an average working interest of 99.6% in 99 producing oil wells, 25 active injection wells and one active water supply well. The Bears Den field was discovered in 1929 and has been under waterflood since 1990. In the Bears Den field, we own a 98% working interest in three active water injection wells and five producing oil wells, which produce oil at a depth of approximately 2,430 feet. The Rattlers Butte field was discovered during 1997. In the Rattlers Butte field, we own a 6.3% working interest in two oil wells producing at a depth of approximately 5,800 feet and one active water injection well.

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

     Production, Transportation and Marketing

         The following table sets forth our average net daily oil production, average sales price and average production costs associated with our United States oil production during 2004, 2003 and 2002:

                                                      Years Ended December 31,
                                                  ------------------------------
                                                     2004      2003       2002
                                                  --------  ---------  ---------
United States producing property data:
  Average daily net oil production (Bbls)........     234       234        249
  Average sales price per Bbl....................  $36.34    $26.29     $21.19
  Average production costs per Bbl(1)............  $18.85    $17.22     $14.59
------------------
(1) Production costs include lifting costs (electricity, fuel, water, disposal, repairs, maintenance, pumper, transportation and similar items) and production taxes. Production costs do not include such items as G&A costs, depreciation, depletion, state income taxes or federal income taxes.

         We sell oil at posted field prices to one of several purchasers in each of our production areas. In July 2003, we began selling the majority of our Montana production, which represents over 85% of our total oil sales, to CENEX, a regional refiner and marketer. From June 2002 through June 2003, we sold our Montana production to Plains Marketing Canada L.P. For the first half of 2002 the bulk of our total oil sales were also to CENEX. Posted prices are generally competitive among crude oil purchasers. Our crude oil sales contracts may be terminated by either party upon 30 days' notice.

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

Proved Reserves

         Proved reserves are the estimated quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions. Our proved oil and gas reserve quantities and values are based on estimates prepared by independent reserve engineers in accordance with guidelines established by the Securities and Exchange Commission, or SEC. Operating costs, production taxes and development costs were deducted in determining the quantity and value information. Such costs were estimated based on current costs and were not adjusted to anticipate increases due to inflation or other factors. No price escalations were assumed and no amounts were deducted for general overhead, depreciation, depletion and amortization, interest expense and income taxes. The proved reserve quantity and value information is based on the weighted average price on December 31, 2004, of $36.69 per Bbl for oil in the United States and $35.39 per Bbl of oil and $1.91 per Mcf of gas in Poland. The determination of oil and gas reserves is based on estimates and is highly complex and interpretive, as there are numerous uncertainties inherent in estimating quantities and values of proved reserves, projecting future rates of production and timing and amount of development expenditures. The estimated present value, discounted at 10% per annum, of the future net cash flows, or PV-10 Value, was determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 69, "Disclosure About Oil and Gas Activities," and SEC guidelines. Our proved reserve estimates are subject to continuing revisions as additional information becomes available or assumptions change.

         Estimates of our proved United States oil reserves were prepared by Larry Krause Consulting, an independent engineering firm in Billings, Montana. Estimates of our proved Polish gas reserves were prepared by Troy-Ikoda Limited, an independent engineering firm in the United Kingdom. No estimates of our proved reserves have been filed with or included in any report to any other federal agency during 2004.

         The following summary of proved reserve information as of December 31, 2004, represents estimates net to us only and should not be construed as exact:

                                      United States                         Poland
                              --------------------------- ----------------------------------------      Total
                                 Oil        PV-10 Value       Oil          Gas       PV-10 Value     PV-10 Value
                              -----------  -------------- ------------ ------------ -------------- -----------------
                               (MBbls)     (In thousands)    (MBbls)      (MMcf)    (In thousands)   (In thousands)
Proved reserves:
  Developed producing.......       809        $    5,134        --        1,011      $      814       $     5,948
  Undeveloped...............        --                --       111        9,187          12,277            12,277
                              -----------  -------------- ------------ ------------ -------------- -----------------
    Total...................       809        $    5,134       111       10,198      $   13,091       $    18,225
                              ===========  ============== ============ ============ ============== =================

         Gas reserves in Poland include 1.0 Bcf of gas attributable to the Kleka 11 well, which we agreed in 2003 to convey to POGC; in early 2004, we and POGC agreed that we would not convey the Kleka 11 well, subject to completing final documentation. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation: Introduction--Fences I Commitment and Settlement, for further information concerning the Kleka 11 well.

Drilling Activities

         The following table sets forth the exploratory wells that we drilled during the years ended December 31, 2004, 2003 and 2002:

                                                             Years Ended December 31,
                                        -------------------------------------------------------------------
                                                2004                   2003                   2002
                                        ---------------------  ---------------------  ---------------------
                                          Gross       Net       Gross        Net       Gross        Net
                                        ---------- ----------  ---------  ----------  ---------  ----------
Discoveries:
  United States.......................     --          --        --         --           --         --
  Poland..............................      2.0         0.7      --         --           --         --
                                        ---------- ----------  ---------  ----------  ---------  ----------
    Total.............................      2.0         0.7      --         --           --         --
                                        ---------------------  ---------  ----------  ---------  ----------

Exploratory dry holes:
  United States.......................     --          --        --         --           --         --
  Poland..............................     --          --        --         --           --         --
                                        ---------- ----------  ---------  ----------  ---------  ----------
    Total.............................     --          --        --         --           --         --
                                        ---------- ----------  ---------  ----------  ---------  ----------

Total wells drilled...................      2.0         0.7      --         --           --         --
                                        ========== ==========  =========  ==========  =========  ==========

         We did not complete any exploratory wells in 2003 and 2002, and we did not drill any development wells during 2003 and 2002. At December 31, 2004, drilling operations were in progress at the Sroda-4 well in Poland and the East Inselberg well in Nevada.

Wells and Acreage

         As of December 31, 2004, our producing gross and net well count consisted of the following:

                                                         Number of Wells
                                                     ------------------------
                                                       Gross         Net
                                                     -----------  -----------
          Well count:
           United States(1)...........................   118.0       112.0
           Poland(2)..................................     1.0         0.5
                                                     -----------  -----------
             Total....................................   120.0       114.2
                                                     ===========  ===========
--------------------
(1) All of our United States wells are producing oil wells. We have no gas production in the United States.

(2) Consists of Kleka 11 well, which we agreed in 2003 to convey to POGC; in early 2004, we and POGC agreed that we would not convey the Kleka 11 well, subject to completing final documentation. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation: Introduction-- Fences I Commitment and Settlement, for further information concerning the Kleka 11 well.

         The following table sets forth our gross and net acres of developed and undeveloped oil and gas acreage as of December 31, 2004:

                                                          Developed                    Undeveloped
                                                 ----------------------------  ----------------------------
                                                    Gross           Net           Gross           Net
                                                 -------------  -------------  ------------- --------------
United States:
  Montana......................................      10,732         10,418           1,150         1,057
  Nevada.......................................         400            128           7,132         4,151
                                                 -------------  -------------  ------------- --------------
     Total.....................................      11,132         10,546           8,282         5,208
                                                 -------------  -------------  ------------- --------------

Poland: (1)
  Fences I project area........................         225            110         265,000       119,000
  Fences II project area.......................          --             --         670,000       328,000
  Fences III project area......................          --             --         770,000       770,000
  Wilga project area(2)........................         543            244         250,000       113,000
                                                 -------------  -------------  ------------- --------------
      Total Polish acreage.....................         768            354       2,450,000     2,361,000
                                                 -------------  -------------  ------------- --------------
Total Acreage..................................      11,900         10,900       2,459,142     2,367,424
                                                 =============  =============  ============= ==============

-------------------
(1) All gross undeveloped Polish acreage is rounded to the nearest 50,000 acres and net undeveloped Polish acreage is rounded to the nearest 1,000 acres.
(2) Effective January 31, 2005, our interest changed to 82%, increasing our net acreage to 205,000 acres.

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

         Federal and Indian Leases

         A substantial part of our producing properties in Montana consist of oil and gas leases issued by the Bureau of Land Management or by the Blackfeet Tribe under the supervision of the Bureau of Indian Affairs. Our activities on these properties must comply with rules and orders that regulate aspects of the oil and gas industry, including drilling and operating on leased land and the calculation and payment of royalties to the federal government or the governing Indian nation. Our operations on Indian lands must also comply with applicable requirements of the governing body of the tribe involved including, in some instances, the employment of tribal members. We believe we are currently in full compliance with all material provisions of such regulations.

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

Employees and Consultants

         As of December 31, 2004, we had 33 employees, consisting of seven in Salt Lake City, Utah; 20 in Oilmont, Montana; one in Greenwich, Connecticut; three in Houston, Texas, one in the United Kingdom, and one in Poland. Our employees are not represented by a collective bargaining organization. We consider our relationship with our employees to be satisfactory. We also regularly engage technical consultants to provide specific geological, geophysical and other professional services. Our executive officers and other management employees regularly travel to Poland to supervise activities conducted by others under contract on our behalf.

Offices and Facilities

         Our corporate offices, located at 3006 Highland Drive, Salt Lake City, Utah, contain approximately 3,010 square feet and are rented at $2,960 per month under a month-to-month agreement. In Montana, we own a 16,160 square foot building located at the corner of Central and Main in Oilmont. In Poland, we rent a small office suite for $1,400 per month in Warsaw, at Al. Jerozolimskie 65/79, as an office of record in Poland.

Oil and Gas Terms

         The following terms have the indicated meaning when used in this report:

         "Bbl" means oilfield barrel.

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

         "MBbls" means thousand oilfield barrels.

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

         "PV-10 Value" means the estimated future net revenue to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10.0%. These amounts are calculated net of estimated production costs and future development costs, using prices and costs in effect as of a certain date, without escalation and without giving effect to non property-related expenses, such general and administrative costs, debt service, future income tax expense or depreciation, depletion and amortization.

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


--------------------------------------------------------------------------------
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2004.


                                     PART II

--------------------------------------------------------------------------------
       ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------

Price Range of Common Stock and Dividend Policy

         The following table sets forth for the periods indicated the high and low closing prices for our common stock as quoted under the symbol "FXEN" on the Nasdaq National Market since August 2004 and on the Nasdaq SmallCap Market previously:

                                                                Low       High
                                                                ---       ----
         2005:
           First Quarter (through March 4, 2005)............   $12.63    $15.98

         2004:
           Fourth Quarter...................................    4.85      11.91
           Third Quarter....................................    6.81       9.18
           Second Quarter...................................    7.71       9.71
           First Quarter....................................    8.10      11.68

         2003:
           Fourth Quarter...................................    3.20       5.52
           Third Quarter....................................    2.84       3.30
           Second Quarter...................................    2.81       3.36
           First Quarter....................................    2.60       3.54

         We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to reinvest any future earnings to further expand our business. We estimate that, as of March 4, 2005, we had approximately 4,200 stockholders.

         Our common stock is currently traded on the Nasdaq National Market under the symbol FXEN.

--------------------------------------------------------------------------------
                         ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

         The following selected financial data for the five years ended December 31, 2004, are derived from our audited financial statements and notes thereto, certain of which are included in this report. The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report:

                                                                Years Ended December 31,
                                             ---------------------------------------------------------------
                                                2004        2003         2002         2001         2000
                                             ----------- ------------ ------------ ------------ ------------
                                                        (In thousands, except per share amounts)
Statement of Operations Data:
  Revenues:
    Oil and gas sales....................... $    3,096  $    2,230   $    2,209   $    2,229   $    2,521
    Oilfield services.......................        710          98          533        1,584        1,290
                                             ----------- ------------ ------------ ------------ ------------
      Total revenues........................      3,806       2,328        2,742        3,813        3,811
                                             ----------- ------------ ------------ ------------ ------------
  Operating costs and expenses:
    Lease operating expenses (1)............      1,946       1,546        1,365        1,358        1,349
    Exploration costs (2)...................      3,013         523        1,031        6,544        7,389
    Impairments of oil and gas
      properties (3)........................         --         161        1,548           --           --
    Oilfield services costs.................        551         190          540        1,301        1,084
    Depreciation, depletion and
      amortization..........................        636         599          618          662          386
    Accretion expense.......................         41          37           --           --           --
    Amortization of deferred
      compensation (G&A)....................         --          --           55        1,078          652
    Stock compensation (G&A) (4)............      5,859          --           --           --           --
    Apache Poland general and
      administrative costs (G&A)............         --          --           --          575          957
    General and administrative (G&A)........      4,909       3,253        2,440          883        2,654
                                             ----------- ------------ ------------ ------------ ------------
        Total operating costs and expenses..     16,955       6,309        7,597       12,401       14,471
                                             ----------- ------------ ------------ ------------ ------------

  Operating loss............................    (13,149)     (3,981)      (4,855)      (8,588)     (10,660)
                                             ----------- ------------ ------------ ------------ ------------

  Other income (expense):
    Interest and other income...............        529          37          119          543          417
    Interest expense........................         --        (788)      (1,189)        (331)          (2)
    Impairment of notes receivable..........         --          --           --          (34)          --
                                             ----------- ------------ ------------ ------------ ------------
        Total other income (expense)........        529        (751)      (1,070)         178          415

  Net loss before cumulative effect of
    change in accounting principle..........    (12,620)     (4,732)      (5,925)      (8,410)     (10,245)

  Cumulative effect of change in
    accounting principle....................         --       1,799           --           --           --
                                             ----------- ------------ ------------ ------------ ------------

  Net loss.................................. $  (12,620)  $  (2,933)   $  (5,925)  $   (8,410)  $  (10,245)
                                             =========== ============ ============ ============ ============

                                  - Continued -

                                                                       Years Ended December 31,
                                                      -----------------------------------------------------------
                                                           2004        2003        2002       2001       2000
                                                      ------------  ---------- ----------- ---------- -----------
                                                                             (In thousands)
  Basic and diluted net loss per share:

  Net loss attributable to common shares before
   cumulative effect of change in accounting
   principle.........................................  $  (0.41)     $  (0.41)  $  (0.34)   $  (0.48)   $  (0.62)

  Cumulative effect of change in
    accounting principle..............................       --          0.09         --          --          --
                                                      ------------  ---------- ----------- ---------- -----------
      Net loss........................................ $  (0.41)     $  (0.32)  $  (0.34)   $  (0.48)   $  (0.62)
                                                      ============  ========== =========== ========== ===========

  Basic and diluted weighted average
    shares outstanding................................   30,691        19,885     17,641      17,673      16,435

Cash Flow Statement Data:
  Net cash used in operating activities............... $ (4,809)     $ (5,561)  $ (2,162)   $ (3,248)   $ (6,082)
  Net cash (used in) provided by investing activities.  (42,568)       (1,446)      (295)        326      (3,834)
  Net cash provided by financing activities...........   37,791        23,673          5       5,000       9,375

Balance Sheet Data:
  Working capital (deficit)........................... $ 33,777      $ 16,032   $ (9,150)   $    558    $    616
  Total assets........................................   52,962        23,769      5,441       9,168      10,570
  Long-term debt......................................       --            --         --       4,907          --
  Stockholders' equity (deficit)......................   48,556        21,459     (4,869)        953       8,231
-----------------------

(1) Includes lease operating expenses and production taxes.
(2) Includes geophysical and geological costs, exploratory dry hole costs and nonproducing leasehold impairments.
(3) Includes proved property write downs relating to our properties in the United States and Poland.
(4) Includes noncash compensation charge of $5.8 million associated with the cashless exercise of certain employee stock options.

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

Introduction

         We made important progress on several different fronts in 2004:

o Our drilling program in Poland is off to a successful start. We announced early in 2004 that the Zaniemysl-3 well encountered approximately 38 net meters (125 feet) of porous gas-bearing Rotliegendes sandstone. During a drill stem test of the top 18 meters of the structure, the well flowed at a controlled rate of approximately
         12.5 MMcf of gas per day. Together with our partners, POGC and CalEnergy Gas, we have begun development work to build facilities and connect to the pipeline grid through a pipeline to be built by POGC to produce gas from the Zaniemysl structure at a permitted rate of 10 MMcf of gas per day. Gas production is scheduled to commence by the end of 2005.

         During the second half of 2004 we received operating committee approval to drill the first well focused on a stratigraphic trap in the Rotliegendes, the Rusocin-1 well. In January 2005 we announced that the well flowed gas in an initial test of an 18 meter section of the Rotliegendes sandstone target reservoir. The top of the Rotliegendes was encountered at approximately 2,747 meters. Results of the initial drill stem test indicate that the reservoir may extend beyond the mapped faults, suggesting a larger reservoir along the Wolsztyn High. The well found what is believed to be the lower edge of a pinch-out at the top of the Rotliegendes sandstone with 20-25% porosity.

         We are testing the Rusocin well to determine whether it is commercial. If warranted, we will propose one or more appraisal wells on the Rusocin prospect. At the same time, we are completing geological and geophysical work on the Lugi prospect, another stratigraphic test, and expect this well to be the next test of the pinch-out play. During the remainder of 2005, we plan to acquire new 2-D seismic data on selected structural prospects as well as along the stratigraphic trap trend; we are also considering acquiring new 3-D seismic data along the stratigraphic trap trend. We intend to propose additional wells, both exploratory and appraisal, as our technical staff approves specific prospects.

         In the second half of 2004, we also received operating committee approval to drill the Sroda prospect, a structural feature modeled on POGC's Radlin field. Although slowed by mechanical problems, drilling operations should conclude in the first quarter of 2005. We have identified several other prospects near Sroda and we are also working to identify prospects on Block 248 on the eastern end of Fences II. For further discussion concerning the Zaniemysl-3 well and the Fences I and II areas, see Exploration, Development and Production Activities.

o We continued to strengthen our balance sheet, raising a total of $33.8 million from the sale of common stock through a registered offering and a subsequent private placement and from the exercise of certain warrants and options.

o We satisfied our earning commitments with POGC on both our Fences I and Fences II prospect areas. This means that POGC is now obligated to pay its 51% share of all drilling, seismic, and other qualifying costs as we move forward with our exploration program.

         We are committed to pursuing an active exploration program in Poland. At the same time, we recognize that good science takes time, and that our specific goals do not necessarily coincide with those of our partners.

         Following is a brief discussion concerning some of the significant financial events that have occurred during the past two years.

     Sales of Common and Convertible Preferred Stock

         2004

         We completed a registered offering during April of 2004 of 2,152,778 shares of common stock, resulting in net proceeds of $14,348,298 after offering costs of $1,151,704. In August of 2004, we placed privately an additional 950,000 shares, resulting in net proceeds of $6,375,286 after offering costs of $464,717. In addition, warrant and option holders purchased a total of 3,241,638 shares of common stock during the year, providing an additional $13,067,148 in proceeds.

         2003

         In March 2003, we sold 2,250,000 shares of 2003 Series Convertible Preferred Stock in a private placement of securities, raising a total of $5,593,871 after offering costs of $31,129. Each share of preferred stock was immediately convertible into one share of common stock and one warrant to purchase one share of common stock at $3.60 per share upon registration of the common stock. The warrants to purchase common stock are exercisable anytime between March 1, 2004, and March 1, 2008, and entitle the holders, for a period of 10 days following any new issuances of equity securities or securities convertible or exercisable into equity securities in other than a public offering, to preserve their approximate 16.3% ownership subsequent to this offering by purchasing such new securities issued on the same terms as issued to others. The preferred stock had a liquidation preference equal to the sales price for the shares, which was $2.50 per share. The 2,250,000 shares of 2003 Series Convertible Preferred Stock were converted to our common stock on a one-for-one basis on October 27, 2003, pursuant to a registration statement that became effective on that date.

         Between the months of July and November 2003, we sold 3,991,310 units, consisting of one share of common stock and one warrant to purchase one share of common stock at $3.75 per share, raising a total of $10,734,672 after offering costs of $41,685. The warrants to purchase common stock expire between July 22, 2008, and November 4, 2008.

         In December 2003, we placed privately 2,362,051 shares of common stock, raising a total of $9,137,021 after offering costs of $571,009. Approximately $6.5 million of the net proceeds came from several European investors including banks, mutual funds, life insurance companies and pension funds located in Germany, Austria, Belgium and Spain.

     Fences I Commitment and Settlement

         On April 11, 2000, we agreed to spend $16.0 million of exploration costs on the Fences I project area to earn a 49% interest. When expenditures exceeded $16.0 million, POGC would be obligated to pay its 51% share of further costs. Through the end of 2003, we had incurred qualifying costs of $10.7 million. Total qualifying costs incurred during 2004 exceeded the remaining $5.3 million commitment. These costs included $3.1 million paid by us through the end of the year towards the Rusocin-1 well, $3.2 million paid by CalEnergy Gas towards the Zaniemysl-3 well, and other geological and geophysical costs incurred on the Fences I project area. We have now earned our 49% interest, and POGC is obligated to pay its 51% share of all qualifying project costs. At December 31, 2004 we had recorded a receivable from POGC related to costs we spent in excess of our commitment requirement in the amount of $770,000.

         In early 2003, we entered into a settlement agreement with POGC to address the methods by which we would satisfy our then existing unpaid liability incurred in connection with meeting our $16.0 million commitment. Our total unpaid liability, including interest accrued through the end of 2003, was approximately $5.0 million as of December 31, 2003. As a partial settlement towards our liabilities, POGC agreed to offset approximately $800,000 owed to us for prior gas sales from the Kleka 11 well. Included in that amount was $190,000 of value added tax that will be paid by us to the Polish tax authorities, and for which we established a separate liability. In addition, we paid POGC a total of $2.9 million in cash. Lastly, we agreed to assign to POGC all of our rights to the Kleka 11 well, and the liability was to be further offset by the value of the remaining gas reserves associated with the well. As of December 31, 2003, our share of the Kleka 11 well had estimated proved developed producing gas reserves with an estimated net present value, discounted at 10%, of approximately $1.3 million, as determined by an independent engineer. Upon completion of the assignment of the Kleka 11 well, our previously unpaid liability was to have been settled in full.

         Due to the fact that we have now exceeded our $16.0 million commitment, we have agreed with POGC not to assign our interest in the Kleka 11 well to it. This agreement will be in formal documentation that we expect to conclude in the first half of 2005, at which time we will be required to pay approximately $1.3 million in cash to POGC to settle our remaining unpaid liabilities, offset by approximately $250,000 in gas production revenue from 2003 and 2004, and any overpayment relating to the $16 million earn in. We would also then begin accruing our share of gas sales from the Kleka 11 well. We will recognize a gain or loss on the settlement equal to the difference between the recorded liability and the actual cash payment.

     Fences II Commitment

         Under a January 2003 agreement, we had the right to earn a 49% interest from POGC, subject to satisfactory completion of our obligations in Fences I and our expenditure of $4.0 million in exploration costs. We satisfied the expenditure requirements in early 2005 by continuing our ongoing 2-D seismic data reprocessing, along with drilling the initial well at the Sroda prospect. We have now earned our 49% interest, and POGC has begun paying its 51% share of all qualifying project costs.

     CalEnergy Gas Agreement

         In January 2003, we signed a farmout agreement with CalEnergy Gas Holdings Ltd., an affiliate of MidAmerican Energy Holdings Company, for the joint exploration of our Fences I project in Poland. Under the terms of the agreement, CalEnergy Gas had the right, but not the obligation, to pay 100% of the costs to drill an initial well, and by so doing, earn a 24.5% interest (50% of our 49% interest) in that drilling prospect. Following the completion of the initial well, CalEnergy Gas could elect to terminate the agreement or to drill a second well. If CalEnergy Gas elected to drill a second well, it would be obligated to pay us $1 million prior to drilling. CalEnergy Gas would also have been obligated to pay 100% of the costs of drilling a second well to earn 24.5% interest in that prospect. Following the second well, CalEnergy Gas had the option to acquire 24.5% (50% of our 49% interest) of the entire Fences project area by paying to us the sum of $10.4 million, less the costs of drilling the first two wells and less the cost of any additional geological and geophysical costs it incurred on the Fences area.

         Following completion of the Zaniemysl-3 well in early 2004, CalEnergy Gas requested more than a six-month extension in which to undertake an additional technical evaluation before committing to an additional exploration well. We and POGC elected instead to proceed without delay to select a specific drill site in the Rusocin prospect in Fences I and to proceed with drilling as soon as possible. As a result of its failure to drill a second well, CalEnergy Gas forfeited the right to participate in other prospects in the Fences I area.

         In March 2004, we signed a new agreement with CalEnergy Gas expanding the area of the FX/CalEnergy Gas joint operations in Poland. CalEnergy Gas had previously earned the acreage covering the Zaniemysl gas field by paying the cost to drill the Zaniemysl-3 well. The new agreement covers additional acreage surrounding the Zaniemysl field referred to as the Greater Zaniemysl Area, or GZA. The GZA was established to allow the two companies to put the Zaniemysl discovery into production while exploring together for other nearby natural gas opportunities that would have the potential to add economic value to the overall Zaniemysl project.

         The GZA quantifies the acreage earned by CalEnergy Gas at 45,220 acres, covering approximately 17% of Fences I, and will require CalEnergy Gas to pay $250,000 of our share of geological and geophysical work on the GZA project. Both companies anticipate additional seismic data acquisition and reprocessing in the expanded project. FX Energy and CalEnergy Gas each hold a 24.5% interest in the GZA and POGC holds 51%.

         All of the qualifying costs related to our 49% interest in the Fences I project area that are paid for by CalEnergy Gas were credited against our $16.0 million earn-in agreement with POGC.

         Gain Contingency

         Throughout our operating history in Poland, we have been unable to obtain a refund of most of the value added taxes paid in connection with goods and services purchased (Input VAT). Polish tax laws have restricted the refund of Input VAT for exploration activities to concession holders. In our case, POGC has traditionally been the concession holder, while we are a working interest owner by virtue of our agreements with POGC.

         During 2004, Poland joined the European Union. In connection with this activity, certain tax laws have changed, and we believe we may now be entitled to reclaim some or all of the Input VAT paid since 1998, which totals approximately $3.2 million at year-end exchange rates.

         We are preparing the necessary forms to file with appropriate Polish tax authorities to obtain a refund of the Input VAT in question. Should we be successful in reclaiming our historical Input VAT, we would reduce capital costs for the related Input VAT, and record a gain for the Input VAT related to past geological, geophysical, and other costs.

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

         As of December 31, 2004, we had capitalized exploratory well costs, pending the determination of proved reserves, of approximately $3.1 million associated with the Rusocin well and $5.6 million associated with the Sroda-4 well in Poland, and approximately $0.1 million associated with the East Inselberg well in Nevada.

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

     Stock-based Compensation

         We have chosen to account for stock options granted to employees and directors under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 instead of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation," as amended by SFAS No. 148, "Accounting for Stock-based Compensation Transition and Disclosure."

         During the second quarter of 2004, two of our officers exercised options to acquire a total of approximately 650,000 shares of our common stock at an exercise price of $3.00 per share, by canceling options to purchase approximately 350,000 shares and applying the option equity to pay the exercise price on the options exercised. The ten-year options were due to expire during the second quarter. In connection with this cashless exercise, we recorded a stock compensation charge of approximately $5.8 million, which is equal to the difference between the exercise price and fair value of the options on the date of exercise, and a corresponding increase in additional paid-in capital. This noncash transaction had no impact on our working capital, cash flows or stockholders' equity.

Results of Operations by Business Segment

         We operate within two segments of the oil and gas industry: the exploration and production segment, or E&P, and the oilfield services segment. Direct revenues and costs, including depreciation, depletion and amortization costs, or DD&A, general and administrative costs, or G&A, and other income directly associated with their respective segments are detailed within the following discussion. DD&A, G&A, amortization of deferred compensation , interest income, other income, interest expense, and other costs, which are not allocated to individual operating segments for management or segment reporting purposes, are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and the information regarding nonsegmented items for the years ended December 31, 2004, 2003 and 2002, respectively, follows. Further information concerning our business segments can be found in Note 11, Business Segments, in the financial statements.

     Exploration and Production Segment

         A summary of the amount and percentage change, as compared to their respective prior year period, for oil and gas revenues, average oil and gas prices, oil and gas production volumes, and lifting costs per barrel and Mcf for the years ended December 31, 2004, 2003 and 2002, is set forth in the following table:

                                                              For the year ended December 31,
                                        ----------------------------------------------------------------------------
                                                  2004                     2003                      2002
                                        ------------------------- ------------------------ -------------------------
                                            Oil          Gas         Oil          Gas          Oil          Gas
                                        ------------ ------------ ------------ ----------- ------------ ------------
Revenues..............................   $3,096,000      $    --   $2,230,000     $    --   $1,924,000    $ 285,000
  Percent change versus prior year....       +38.8%           --       +15.9%     -100.0%        +4.9%       -27.7%

Average price (per Bbl )(1)...........     $  36.44      $    --     $  26.29     $    --     $  21.19     $   1.58
  Percent change versus prior year....       +38.6%           --        24.1%          --        +9.2%           --

Production volumes (per Bbl)..........       84,970           --       84,811          --       90,817      180,407
  Percent change versus prior year....        +.01%           --        -6.6%     -100.0%        -3.9%       -27.7%

Lifting costs per Bbl (2).............     $  18.85      $    --     $  17.79     $    --     $  14.28     $   0.16
  Percent change versus prior year....        +5.9%           --       +20.6%          --        +4.8%           --
------------------------
(1) The contract price for gas during 2002 was $2.02 per MMBTU; the produced gas averaged 0.8 MMBTU per Mcf.
(2) Lifting costs per barrel are computed by dividing the related lease operating expenses by the total barrels of oil produced. Lifting costs per Mcf of gas are computed by dividing the related lease operating expenses by the total Mcf of gas produced. Lifting costs do not include production taxes.

         Oil Revenues. Oil revenues were $3.1 million, $2.2 million and $1.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. All oil revenues during the three years were derived from our producing properties in the United States. During these three years, oil revenues fluctuated primarily due to volatile oil prices and the declining production rates in 2003 attributable to the natural production declines of our producing properties. Oil revenues in 2004 increased from 2003 levels by approximately $862,000 due to higher oil prices and by approximately $4,000 related to higher oil production. Oil revenues in 2003 increased from 2002 levels by approximately $433,000 due to higher oil prices, offset by approximately $127,000 related to production declines.

         Gas Revenues. Our gas revenues are derived solely from our Polish producing operations. Gas revenues were $285,000 for the year ended December 31, 2002. There were no gas revenues during 2004 and 2003. As part of our Fences I settlement with POGC in early 2003, we agreed to assign our interest in the Kleka 11 well effective December 2002, along with the related accounts receivable, to POGC in order to conserve cash while reducing the balance of our liability due to POGC. Accordingly, we recorded no gas sales in 2003 or 2004. Gas volumes in 2002 reflected a full year of production from the Kleka 11, which began producing in late February 2001.

         Lease Operating Costs. Lease operating costs were $1.9 million in 2004, $1.5 million in 2003 and $1.4 million in 2002. Operating costs in 2004 increased by approximately $279,000 due to higher value-based production taxes, and $121,000 due to higher lifting costs as the Company incurred costs for new environmental compliance procedures. Operating costs rose from 2002 to 2003 as higher oil lifting costs offset lower oil and gas production. Operating costs in 2003 increased approximately $250,000 due to higher lifting costs, offset by approximately $86,000 related to lower oil and gas production.

         Exploration Costs. Our exploration efforts are focused in Poland, and the expenses consist of geological and geophysical costs, or G&G costs, exploratory dry holes and oil and gas leasehold impairments. Exploration costs were $3.0 million, $684,000 and $2.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Limited available capital caused us to curtail our exploration activities in Poland in 2003.

         G&G costs were $2.5 million, $523,000, and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. During all three years, most of our G&G costs were spent on reprocessing and further analyzing seismic data on the Fences I and II areas.

         Exploratory dry-hole costs were $472,000, $0, and $0 for the years ended December 31, 2004, 2003 and 2002, respectively. As part of the abandonment of our Pomeranian project area, we were required to plug and abandon the Tuchola 108-2 well in 2004.

         Impairments of oil and gas properties were $0, $161,000, and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. During 2003, the entire impairment related to the Kleka 11 well, which was written down to its reserve value, and included both capital costs and related pipeline costs. During 2002, we incurred an impairment of $509,000 in costs associated with the Tuchola 108-2 well. We also recognized an impairment of $1.0 million associated with the Kleka 11 well, where lower production profiles caused a downward revision in estimates of recoverable future reserves.

         DD&A Expense - Producing Operations. DD&A expense for producing properties was $259,000, $347,000, and $281,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The increase from 2002 to 2003 is due primarily to the net book value of domestic assets being increased as a result of the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. The decrease from 2003 to 2004 is due primarily to certain wells being fully depreciated in 2003.

     Oilfield Services Segment

         Oilfield Services Revenues. Oilfield services revenues were $710,000, $98,000, and $523,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Activity in the contract drilling industry picked up significantly during 2004, resulting in a 625% increase in oilfield services revenues. During 2003, the industry was at a virtual standstill in the area where we operate, continuing the slowdown that began in late 2002. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on using our oilfield services equipment on our company-owned properties, and other factors.

         Oilfield Services Costs. Oilfield services costs were $551,000, $190,000, and $540,000 for the years ended December 31, 2004, 2003 and 2002, respectively, or 78%, 194%, and 101% of oilfield servicing revenues, respectively. During 2003 and 2002, oilfield servicing costs were a higher percentage of oilfield services revenues, as compared to 2004, due to increased downtime and maintenance and repair costs associated with our oilfield servicing equipment. In general, oilfield servicing costs are directly associated with oilfield services revenues. As such, oilfield services costs will continue to fluctuate period to period based on the number of wells drilled, revenues generated, weather, downtime for equipment repairs, the degree of emphasis on using our oilfield services equipment on our company-owned properties, and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $290,000, $304,000, and $310,000 for the years ended December 31, 2004, 2003 and 2002, respectively. We spent $99,000, $75,000 and $116,000 on upgrading our oilfield servicing equipment during 2004, 2003 and 2002, respectively.

     Nonsegmented Items

         G&A Costs - Corporate. G&A costs were $4.9 million, $3.2 million, and $2.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. During 2002, in recognition of our limited resources, we aggressively pursued certain cost reduction measures to help conserve capital. As part of those reductions, most of our employees and directors and some of our consultants reduced their salaries and fees by 50%. During 2003, we reinstated those salaries and fees. In addition, in 2003 we incurred higher accounting and legal fees as a result of an SEC review of our 2002 and 2003 filings and the submission of several SEC registration statements resulting from our stock sales. In 2003, we were also able to resume many of our activities in Poland, which resulted in higher travel costs for the year. In 2004, G&A costs increased as we incurred higher accounting and legal fees for Sarbanes-Oxley Section 404 compliance, higher investor relations fees as we moved from the NASDAQ SmallCap Market to the National Market, higher salaries and related payroll taxes and benefits as we enlarged our technical staff, and higher consulting fees as we increased our investor relations activities.

         Stock Compensation (G&A). During the second quarter of 2004, two of our officers exercised options to acquire a total of approximately 650,000 shares of our common stock at an exercise price of $3.00 per share, by canceling options to purchase approximately 350,000 shares and applying the option equity to pay the exercise price on the options exercised. The ten-year options were due to expire during the second quarter. In connection with this cashless exercise, we recorded a stock compensation charge of approximately $5.8 million in the second quarter, which is equal to the difference between the exercise price and fair value of the options on the date of exercise, and a corresponding increase in additional paid-in capital. This noncash transaction had no impact on our working capital, cash flows or stockholders' equity. There we no similar transactions in 2003 or 2002.

         Interest and Other Income - Corporate. Interest and other income was $529,000, $36,000, and $119,000 for the years ended December 31, 2004, 2003 and
2002, respectively. The increase from 2003 to 2004 is a direct reflection of significantly higher cash balances available for investment in 2004. Lower cash balances and interest rates in 2003 and 2002 reduced our interest income in both years. During the year ended December 31, 2002, we recorded other income of $93,000 pertaining to the amortization of an option premium resulting from granting a third party an option to purchase gas from our properties in Poland.

         Interest Expense. Interest expense was $0, $788,000, and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. In March 2002, we began to accrue interest on a $5.0 million third-party obligation at an annual rate of 9.5%. From May to September 2003, the loan interest rate increased to 12%. It was reduced to 9.5% from October to November 2003, at which time the lender converted its note payable and accrued interest into common stock. We began accruing interest on our obligation to POGC during 2002, which accounted for interest expense of $371,000 and $614,000 in 2003 and 2002, respectively. As part of our further restructured agreement with POGC, we stopped accruing interest on the obligation at December 31, 2003. During 2002, we recorded $93,000 of imputed interest expense relating to our financing arrangement with the third-party lender.

         Amortization of Deferred Compensation (G&A). Amortization of deferred compensation was $0, $0, and $55,000 during the years ended December 31, 2004, 2003 and 2002, respectively. On April 5, 2001, we extended the term of options to purchase 125,000 shares of our common stock that were to expire during 2001 for a period of two years, with a one-year vesting period In accordance with FIN 44 "Accounting for Certain Transactions involving Stock Compensation," we incurred noncash deferred compensation costs of $219,000 for the April 5, 2001 option extension which was amortized over the one-year vesting period from the date of extension. The deferred costs were all amortized as of December 31, 2002.

         Income Taxes. We incurred net losses of $12.6 million, $2.9 million, and $5.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. SFAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our ability to realize the benefit of our deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of our exploration and development activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in our conclusion that a full valuation allowance be provided. Accordingly, we did not recognize any income tax benefit in our consolidated statement of operations for these years.

Liquidity and Capital Resources

         To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities, and agreements with industry participants that funded our share of costs in certain exploratory activities in return for an interest in our properties. Our cash resources at December 31, 2004, should allow us for the balance of 2005 and 2006 to carry out our planned exploration program without selling additional equity or farming out our properties.

         We may seek to obtain additional funds for future development-related capital investments from strategic alliances with other energy or financial participants, the sale of additional securities, project financing, sale of partial property interests, or other arrangements, all of which may dilute the interest of our existing stockholders or our interest in the specific project financed. We may change the allocation of capital among the categories of anticipated expenditures depending upon the actual results and costs of future exploration, appraisal, development, production, property acquisition and other activities. In addition, we may have to change our anticipated expenditures if costs of placing any particular discovery into production are higher, if the field is smaller, or if the commencement of production takes longer than expected.

         Working Capital (current assets less current liabilities). Our working capital was $33.8 million as of December 31, 2004, an increase of $20.8 million from December 31, 2003. The improvement is due primarily to the sale of equity securities, including the exercise of warrants and options discussed earlier.

         Our current liabilities include $1.1 million of costs related to our Fences I project in Poland. This amount is equal to the estimated value of the remaining gas reserves at the Kleka 11 at December 31, 2003, which we agreed to assign to POGC effective December 2002. As we have now exceeded our $16 million commitment, we have agreed not to complete that assignment and will instead pay cash to POGC to satisfy the liability. See "Fences I Commitment and Settlement".

         Operating Activities. We used net cash of $5.9 million, $5.6 million, and $2.1 million in our operating activities during 2004, 2003 and 2002, respectively, primarily as a result of the net losses, excluding noncash charges, incurred in those years. Our current liabilities at year-end included approximately $1.1 million in costs related to our drilling activities in Poland that were paid in early 2005. We made significant progress in reducing our outstanding liabilities during 2003.

         Investing Activities. We used net cash of $41.5 million, $1.4 million and $295,000 in investing activities in 2004, 2003 and 2002, respectively. In 2004 we transferred $32.7 million to our investment portfolio of marketable securities. We also spent $8.4 million for oil and gas property additions, $9.2 million of which was related to our Polish drilling activities, with the remainder being spent on our domestic properties. We also spent $395,000 upgrading our office equipment and purchasing new oilfield technical software. During 2003, we used $700,000 to pay liabilities associated with oil and gas property additions from prior years. In 2003, we deposited $376,000 with CalEnergy Gas to cover drilling expenses for the Zaniemysl-3 well, in the event costs exceeded an agreed upon target amount. During the second quarter of 2004, we agreed to final drilling costs for the well in an amount that enabled CalEnergy Gas to keep the entire deposit. Accordingly, the total deposit amount was reclassified from other assets to proved property costs. We also spent $194,000 in 2003 related to our proved properties and oilfield equipment in the United States. During 2002, the majority of cash used was for improving our producing oil and gas properties and our well-servicing equipment.

         Financing Activities. We received net cash of $33.8 million $23.7 million, and $4,500 from our financing activities during 2004, 2003 and 2002, respectively. In 2004 we received a total of $20.7 million in net proceeds from the sale of securities. In addition, the exercise of warrants and options provided additional proceeds of $13.1 million. During 2003, we received a total of $25.4 million in net proceeds from the sale of securities. These proceeds were offset by $1.8 million paid to a third-party lender, $1.7 million of which was a principal payment on its note payable, and $100,000 of which was a loan extension fee paid in March 2003.

         We believe our current cash resources, coupled with anticipated future revenues, are sufficient to fund our exploration program through the end of 2006.

Contractual Obligations and Contingent Liabilities and Commitments

         We had no significant contractual obligations or commitments as of December 31, 2004.

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

New Accounting Pronouncements

         In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 ("ARB No. 51"), "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities). In December 2003, FASB issued FIN No. 46R, which replaced FIN No. 46 and clarified ARB No. 51. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. FIN No. 46R requires the consolidation of variable interest entities in which we are the primary beneficiary. As of January 1, 2004, we did not own an interest in any variable interest entities that met the consolidation requirements of FIN No. 46R and as such the adoption of FIN No. 46R did not have any effect on our financial position or results of operations. New interests in entities acquired or created will be evaluated based on FIN No. 46R criteria and consolidated, if required.

         In December 2004, the FASB issued a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," SFAS No. 123-R, "Share-Based Payment." SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. We expect to adopt SFAS No. 123-R effective July 1, 2005, using the modified prospective application with no restatement of prior interim periods. During the second half of 2005, we expect to record compensation expense of approximately $1,000,000 in connection with the adoption of SFAS No. 123-R based on existing unvested options as of December 31, 2004.

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

Foreign Currency Risk

         We have entered into various agreements in Poland, primarily in U.S. dollars or the U.S. dollar equivalent of the Polish zloty. We conduct our day-to-day business on this basis as well. The Polish zloty is subject to exchange rate fluctuations that are beyond our control. We do not currently engage in hedging transactions to protect ourselves against foreign currency risks, nor do we intend to do so in the immediate future.

--------------------------------------------------------------------------------
               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

         Our financial statements, including the independent registered public accounting firm's report on our consolidated financial statements, are included beginning at page F-2 immediately following the signature page of this report.


--------------------------------------------------------------------------------
       ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         We have not disagreed with our independent registered public accounting firm on any items of accounting treatment or financial disclosure.

--------------------------------------------------------------------------------
                        ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2004, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2004, our disclosure controls and procedures were effective.

         Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management's report on internal control over financial reporting and the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, on management's assessment of internal control over financial reporting is included on pages F-1 and F-2 of this report and are incorporated in this Item 9A by reference.

         There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

--------------------------------------------------------------------------------
                           ITEM 9B. OTHER INFORMATION
--------------------------------------------------------------------------------

         On November 16, 2004, we entered into an Employment Agreement with Clay Newton, our Principal Accounting Officer, that provides for continued service in his current capacity for a period of 18 months, concluding on May 15, 2006. The agreement provides for a base salary and participation in an incentive and bonus plan at the discretion of our board of directors, as well as participation in our stock option and other employee benefit plans that are consistent with and similar to such plans provided to our employees generally. Mr. Newton has also agreed to certain confidentiality and noncompetition provisions. In the event his employment is terminated by us "without cause," or by him "for cause," he is entitled to receive an amount equal to two times the greater of (a) his then current annual salary, or (b) his salary plus bonus compensation for the year most recently ended. The agreement also provides payment provisions in the event of his death or disability.

         On November 16, 2004, we also entered into a separate Change in Control Compensation Agreement with Mr. Newton. The agreement provides for certain severance and separation benefits in the event that we are involved in a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, which generally applies if (i) any person other than our company or a current director or officer of our company is or becomes the beneficial owner, directly or indirectly, of our securities representing 20% of the combined voting power of our then outstanding securities; or (ii) there is a merger or consolidation of our company in which we do not survive as an independent public company; or (iii) our business or businesses for which the executive's services are principally performed are disposed of by us pursuant to our partial or complete liquidation, a sale of our assets, or otherwise. Following such change in control, in the event his employment is terminated by us "without cause," or by him "for cause," he is entitled to receive an amount equal to two times the greater of (a) his then current annual salary, or (b) his salary plus bonus compensation for the year most recently ended. In addition, he shall fully vest in and have the right to exercise all outstanding options, stock purchase awards, and other outstanding awards, including shares as to which he would not otherwise be vested or exercisable.

                                    PART III

--------------------------------------------------------------------------------
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2005 annual meeting of stockholders under the captions "Corporate Governance," "Proposal 1. Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

--------------------------------------------------------------------------------
                         ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2005 annual meeting of stockholders under the caption "Executive Compensation" is incorporated herein by reference.

--------------------------------------------------------------------------------
            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2005 annual meeting of stockholders under the caption "Principal Stockholders" is incorporated herein by reference.


--------------------------------------------------------------------------------
             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2005 annual meeting of stockholders under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.


--------------------------------------------------------------------------------
                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2005 annual meeting of stockholders under the caption "Relationship with Independent Auditors" is incorporated herein by reference.

                                     PART IV

--------------------------------------------------------------------------------
               ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
--------------------------------------------------------------------------------

(a) The following documents are filed as part of this report or incorporated herein by reference.

         1. Financial Statements. See the following beginning at page F-1:

                                                                         Page
                                                                        -------

              Management's Report on Internal Control Over Financial
                Reporting................................................. F-1
              Report of Independent Registered Public Accounting Firm..... F-2
              Consolidated Balance Sheets as of December 31, 2004
                and 2003.................................................. F-4
              Consolidated Statements of Operations for the Years
                Ended December 31, 2004, 2003 and 2002.................... F-6
              Consolidated Statements of Comprehensive Loss for the
                Years Ended December 31, 2004, 2003 and 2002.............. F-7
              Consolidated Statements of Cash Flows for the Years
                Ended December 31, 2004, 2003 and 2002.................... F-8
              Consolidated Statement of Stockholders' Equity (Deficit)
                for the Years Ended December 31, 2004, 2003 and 2002...... F-9
             Notes to the Consolidated Financial Statements...............F-10

         2. Supplemental Schedules. The Financial Statement schedules have been omitted because they are not applicable or the required information is otherwise included in the accompanying consolidated financial statements and the notes thereto.

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

    3.02     Bylaws                                                This filing.

             Instruments Defining the
   Item 4    Rights of Security Holders
------------ -----------------------------------------------------
    4.01     Specimen Stock Certificate                            Incorporated by reference from the registration
                                                                   statement on Form SB-2, SEC File No. 33-88354-D.

    4.02     Form of Designation of Rights, Privileges, and        Incorporated by reference from the annual report
             Preferences of Series A Preferred Stock               on Form 10-K for the period ended December 31,
                                                                   2003, filed March 15, 2004.

    4.03     Form of Rights Agreement dated as of April 4, 1997,   Incorporated by reference from the annual report
             between FX Energy, Inc. and Fidelity Transfer Corp.   on Form 10-K for the period ended December 31,
                                                                   2003, filed March 15, 2004.

  Exhibit
  Number*                      Title of Document                                       Location
------------ ----------------------------------------------------- -------------------------------------------------
  Item 10    Material Contracts
------------ -----------------------------------------------------
   10.26     Frontier Oil Exploration Company 1995 Stock Option    Incorporated by reference from the annual report
             and Award Plan**                                      on Form 10-K for the period ended December 31,
                                                                   2003, filed March 15, 2004.

   10.27     FX Energy, Inc. 1996 Stock Option and Award Plan**    Incorporated by reference from the annual report
                                                                   on Form 10-K for the period ended December 31,
                                                                   2003, filed March 15, 2004.

   10.28     FX Energy, Inc. 1997 Stock Option and Award Plan**    Incorporated by reference from the annual report
                                                                   on Form 10-K for the period ended December 31,
                                                                   2003, filed March 15, 2004.

   10.29     FX Energy, Inc. 1998 Stock Option and Award Plan**    Incorporated by reference from the annual report
                                                                   on Form 10-K for the period ended December 31,
                                                                   2003, filed March 15, 2004.

   10.30     Employment Agreements between FX Energy, Inc. and     Incorporated by reference from the registration
             each of David Pierce and Andrew Pierce, effective     statement on Form SB-2, SEC File No. 33-88354-D.
             January 1, 1995**

   10.32     Form of Stock Option with related schedule (D.        Incorporated by reference from the registration
             Pierce and A. Pierce)**                               statement on Form SB-2, SEC File No. 33-88354-D.

   10.39     Employment  Agreement  between  FX Energy,  Inc.  and Incorporated by reference from the registration
             Jerzy B. Maciolek**                                   statement on Form S-1, SEC File No. 333-05583,
                                                                   filed June 10, 1996.

   10.42     Employment Agreement between FX Energy, Inc. and      Incorporated by reference from the annual report
             Scott J. Duncan**                                     on Form 10-K for the period ended December 31,
                                                                   2003, filed March 15, 2004.

   10.52     Form of Indemnification Agreement between FX Energy,  Incorporated by reference from the annual report
             Inc. and certain directors, with related schedule**   on Form 10-K for the period ended December 31,
                                                                   2003, filed March 15, 2004.

   10.53     Agreement on Cooperation in Exploration of            Incorporated by reference from the quarterly
             Hydrocarbons on Foresudetic Monocline dated           report on Form 10-Q for the quarter ended
             April 11, 2000, between Polskie Gornictwo Naftowe I   March 31, 2000, filed May 15, 2000.
             Gazownictwo S.A. (POGC) and FX Energy Poland,
             Sp. z o.o. relating to Fences I project area

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

  Exhibit
  Number*                      Title of Document                                       Location
------------ ----------------------------------------------------- -------------------------------------------------
  Item 10    Material Contracts
------------ -----------------------------------------------------
   10.63     Settlement Agreement Regarding the Fences I Area      Incorporated by reference from the annual report
             entered into January 8, 2003, by and between Polskie  on Form 10-K for the period ended December 31,
             Gornictwo Naftowe i Gazownictwo S.A. and FX Energy    2002, filed March 27, 2003.
             Poland Sp. z o.o.

   10.64     Farmout Agreement Entered into by and between         Incorporated by reference from the annual report
             FX Energy Poland Sp. z o.o. and CalEnergy Power       on Form 10-K for the period ended December 31,
             (Polska) Sp. z o.o. Covering the "Fences Area" in     2002, filed March 27, 2003.
             the Foresudetic Monocline made as of January 9, 2003

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

   10.67     FX Energy, Inc. 1999 Stock Option and Award Plan**    Incorporated by reference from the annual report
                                                                   on Form 10-K for the period ended December 31,
                                                                   2003, filed March 15, 2004.

   10.68     FX Energy, Inc. 2000 Stock Option and Award Plan**    Incorporated by reference from the annual report
                                                                   on Form 10-K for the period ended December 31,
                                                                   2003, filed March 15, 2004.

   10.69     FX Energy, Inc. 2001 Stock Option and Award Plan**    Incorporated by reference from the annual report
                                                                   on Form 10-K for the period ended December 31,
                                                                   2003, filed March 15, 2004.

   10.70     FX Energy, Inc. 2003 Long-Term Incentive Plan         Incorporated by reference from the annual report
                                                                   on Form 10-K for the period ended December 31,
                                                                   2003, filed March 15, 2004.

   10.72     FX Energy, Inc. Placement Agency Agreement with CDC   Incorporated by reference from the current
             Securities dated April 13, 2004                       report on Form 8-K dated April 13, 2004, filed
                                                                   April 16, 2004.

   10.73     FX Energy, Inc. Underwriting Agreement with           Incorporated by reference from the current
             I-Bankers Securities Incorporated dated April 13,     report on Form 8-K dated April 13, 2004, filed
             2004                                                  April 16, 2004.

   10.74     Greater Zaniemysl Area Agreement made as of March     Incorporated by reference from the quarterly
             12, 2004, among FX Energy Poland Sp. z o.o. and       report on Form 10-Q for the period ended
             CalEnergy Resources Poland Sp. z o.o.                 March 31, 2004, filed May 11, 2004.

   10.75     Form of Indemnification Agreement between FX Energy,  This filing.
             Inc. and directors and officers with related schedule**

   10.76     Supplemental Indemnification Agreement between FX     This filing.
             Energy, Inc. and Dennis B. Goldstein**

   10.77     Description of compensation arrangement with          This filing.
             executive officers and directors**

  Exhibit
  Number*                      Title of Document                                       Location
------------ ----------------------------------------------------- -------------------------------------------------
  Item 10    Material Contracts
------------ -----------------------------------------------------
   10.78     Form of Employment Agreement with related schedule**  This filing.

   10.79     Change in Control Compensation Agreement with         This filing.
             related schedule**

   10.80     FX Energy, Inc. 401(k) Stock Bonus Plan**             This filing.

   10.81     FX Energy, Inc. 2004 Long-Term Incentive Plan**       This filing.

  Item 21    Subsidiaries of the Registrant
------------ -----------------------------------------------------
   21.01     Schedule of Subsidiaries                              This filing.

  Item 23    Consents of Experts and Counsel
------------ -----------------------------------------------------
   23.01     Consent of PricewaterhouseCoopers LLP, independent    This filing.
             registered public accounting firm

   23.02     Consent of Larry D. Krause, Petroleum Engineer        This filing.

   23.03     Consent of Troy-Ikoda Limited, Petroleum Engineers    This filing.

  Item 31    Rule 13a-14(a)/15d-14(a) Certifications
------------ -----------------------------------------------------
   31.01     Certification of Chief Executive Officer Pursuant to  This filing.
             Rule 13a-14

   31.02     Certification of Chief Financial Officer Pursuant to  This filing.
             Rule 13a-14

  Item 32    Section 1350 Certifications
------------ -----------------------------------------------------
   32.01     Certification of Chief Executive Officer Pursuant to  This filing.
             18 U.S.C. Section 1350, as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002

   32.02     Certification of Chief Financial Officer Pursuant to  This filing.
             18 U.S.C. Section 1350, as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002
----------------------
*    All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit, but no longer required.
**   Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit, as required by Item 15(a)(3) of Form
     10-K.

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

                                        FX ENERGY, INC. (Registrant)


Dated:  March 10, 2005                  By:/s/ David N. Pierce
                                           -------------------------------------
                                           David N. Pierce
                                           President and Chief Executive Officer


Dated:  March 10, 2005                  By:/s/ Thomas B. Lovejoy
                                           -------------------------------------
                                           Thomas B. Lovejoy
                                           Chief Financial Officer


Dated:  March 10, 2005                  By:/s/ Clay Newton
                                           -------------------------------------
                                           Clay Newton
                                           Chief Accounting Officer


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: March 10, 2005                   /s/ Thomas B. Lovejoy
                                        ----------------------------------------
                                        Thomas B. Lovejoy, Director

Dated: March 10, 2005                   /s/ David N. Pierce
                                        ----------------------------------------
                                        David N. Pierce, Director

Dated: March 10, 2005                   /s/ Dennis B. Goldstein
                                        ----------------------------------------
                                        Dennis B. Goldstein, Director

Dated: March 10, 2005                   /s/ David L. Worrell
                                        ----------------------------------------
                                        David L. Worrell, Director

                                        /s/ Arnold S. Grundvig, Jr.
Dated: March 10, 2005                   ----------------------------------------
                                        Arnold S. Grundvig, Jr., Director

                                        /s/ Jerzy B. Maciolek
Dated: March 10, 2005                   ----------------------------------------
                                        Jerzy B. Maciolek, Director

                                        /s/ Richard Hardman
Dated: March 10, 2005                   ----------------------------------------
                                        Richard Hardman, Director

[FX Energy's logo]

        Management's Report on Internal Control over Financial Reporting

         Management of FX Energy, Inc., together with its consolidated subsidiaries (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

         As of the end of the Company's 2004 fiscal year, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2004, was effective.

         The Company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

         Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, as stated in its report appearing on pages F-2 and F-3, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

[PriceWaterhouseCoopers logo]


             Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of FX Energy, Inc. and its subsidiaries

We have completed an integrated audit of FX Energy, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
---------------------------------

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of FX Energy, Inc. and its subsidiaries (the Company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing on page F-1, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
March 15, 2005

                                                FX ENERGY, INC. AND SUBSIDIARIES
                                                   Consolidated Balance Sheets
                                                As of December 31, 2004 and 2003
                                                         (in thousands)


                                                                                       2004              2003
                                                                                  ---------------- -----------------
ASSETS

Current assets:
    Cash and cash equivalents....................................................     $     3,784      $    17,371
    Marketable securities........................................................          32,321               --
    Receivables:
        Accrued oil sales........................................................             335              246
        Joint interest and other receivables.....................................           1,013              137
    Inventory....................................................................              92               79
    Other current assets.........................................................             224              126
                                                                                  ---------------- -----------------
            Total current assets.................................................          37,769           17,959
                                                                                  ---------------- -----------------

Property and equipment, at cost:
    Oil and gas properties (successful efforts method):
        Proved...................................................................          15,574            5,753
        Unproved.................................................................             355              174
    Other property and equipment.................................................           3,992            3,598
                                                                                  ---------------- -----------------
        Gross property and equipment.............................................          19,921            9,525
    Less accumulated depreciation, depletion and amortization....................          (5,087)          (4,451)
                                                                                  ---------------- -----------------
            Net property and equipment...........................................          14,834            5,074
                                                                                  ---------------- -----------------

Other assets:
    Certificates of deposit......................................................             356              356
    Deposits.....................................................................               3              380
                                                                                  ---------------- -----------------
            Total other assets...................................................             359              736
                                                                                  ---------------- -----------------

Total assets.....................................................................     $    52,962      $    23,769
                                                                                  ================ =================



                                                           -Continued-

                  The accompanying notes are an integral part of these consolidated financial statements.

                                FX ENERGY, INC. AND SUBSIDIARIES
                                   Consolidated Balance Sheets
                                As of December 31, 2004 and 2003
                                (in thousands, except share data)
                                           -Continued-


                                                                                        2004             2003
                                                                                   ---------------  ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.............................................................     $      2,436     $        621
    Accrued liabilities..........................................................            1,556            1,306
                                                                                   ---------------  ----------------
            Total current liabilities............................................            3,992            1,927

Asset retirement obligation......................................................              414              383
                                                                                   ---------------  ----------------

            Total liabilities....................................................            4,406            2,310
                                                                                   ---------------  ----------------

Commitments and Contingencies (Note 6)

Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000 shares authorized as of
      December 31, 2004 and 2003; no shares outstanding..........................               --               --
    Common stock, $0.001 par value, 100,000,000 shares authorized as of
      December 31, 2004 and 2003; 34,398,109 and 27,300,063 shares issued and
      outstanding as of December 31, 2004 and 2003, respectively.................               34               27
    Additional paid in capital...................................................          117,376           77,327
    Accumulated other comprehensive loss.........................................             (339)              --
    Accumulated deficit..........................................................          (68,515)         (55,895)
                                                                                   ---------------  ----------------
            Total stockholders' equity ..........................................           48,556           21,459
                                                                                   ---------------  ----------------
Total liabilities and stockholders' equity ......................................      $    52,962      $    23,769
                                                                                   ===============  ================



            The accompanying notes are an integral part of these consolidated financial statements.

                                                FX ENERGY, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Operations
                                      For the years ended December 31, 2004, 2003 and 2002
                                          (in thousands, except for per share amounts)


                                                                        2004             2003             2002
                                                                  ---------------  ---------------  ----------------
Revenues:
    Oil and gas sales...........................................    $     3,096      $     2,230      $     2,209
    Oilfield services..........................................             710               98              533
                                                                  ---------------  ---------------  ----------------
        Total revenues..........................................          3,806            2,328            2,742
                                                                  ---------------  ---------------  ----------------
Operating costs and expenses:
    Lease operating expenses....................................          1,946            1,546            1,365
    Exploration costs...........................................          3,013              523            1,031
    Impairment of oil and gas properties........................             --              161            1,548
    Oilfield services costs.....................................            551              190              540
    Depreciation, depletion and amortization....................            636              599              618
    Accretion expense...........................................             41               37               --
    Amortization of deferred compensation (G&A).................             --               --               55
    Stock compensation (G&A)....................................          5,859               --               --
    General and administrative costs (G&A)......................          4,909            3,253            2,440
                                                                  ---------------  ---------------  ----------------
        Total operating costs and expenses......................         16,955            6,309            7,597
                                                                  ---------------  ---------------  ----------------
Operating loss..................................................        (13,149)          (3,981)          (4,855)
                                                                  ---------------  ---------------  ----------------

Other income (expense):
    Interest and other income...................................            529               36              119
    Interest expense............................................             --             (788)          (1,189)
                                                                  ---------------  ---------------  ----------------
        Total other income (expense)............................            529             (752)          (1,070)
                                                                  ---------------  ---------------  ----------------

Loss before cumulative effect of accounting change..............        (12,620)          (4,733)          (5,925)
    Cumulative effect of change in accounting principle.........             --            1,800               --
                                                                  ---------------  ---------------  ----------------
Net loss........................................................        (12,620)          (2,933)          (5,925)
    Less preferred stock deemed dividend related to beneficial
      conversion feature........................................             --           (3,342)              --
                                                                  ---------------  ---------------  ----------------
Net loss applicable to common shares............................     $  (12,620)       $  (6,275)       $  (5,925)
                                                                  ===============  ===============  ================

Pro forma net loss reflecting adoption of SFAS 143..............                                        $  (5,958)
                                                                                                    ================

Basic and diluted loss per common share before
    cumulative effect of change in accounting principle.........     $    (0.41)       $   (0.41)       $   (0.34)
    Cumulative effect of change in accounting principle.........              --            0.09               --
                                                                  ---------------  ---------------  ----------------

Basic and diluted net loss per common share.....................     $    (0.41)       $   (0.32)       $   (0.34)
                                                                  ===============  ===============  ================

Pro forma net loss per share reflecting adoption of SFAS 143....                                        $   (0.34)
                                                                                                    ================

Basic and diluted weighted average number of shares
  outstanding....................................................         30,691           19,885           17,641
                                                                  ===============  ===============  ================



                 The accompanying notes are an integral part of these consolidated financial statements.

                                                FX ENERGY, INC. AND SUBSIDIARIES
                                          Consolidated Statements of Comprehensive Loss
                                      For the years ended December 31, 2004, 2003 and 2002
                                                         (in thousands)


                                                                        2004             2003             2002
                                                                  ---------------  ---------------  ----------------
Net loss.........................................................   $    (12,620)    $     (2,933)     $    (5,925)
                                                                  ---------------  ---------------  ----------------

Other comprehensive loss
  Decrease in market value of available for sale
    marketable securities........................................           (339)              --               --
                                                                  ---------------  ---------------  ----------------
Comprehensive loss                                                  $    (12,959)    $     (2,933)     $    (5,925)
                                                                  ===============  ===============  ================


               The accompanying notes are an integral part of these consolidated financial statements.

                                                FX ENERGY, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Cash Flows
                                      For the years ended December 31, 2004, 2003 and 2002
                                                         (in thousands)


                                                                             2004              2003              2002
                                                                       -----------------  ----------------  ----------------
Cash flows from operating activities:
    Net loss...........................................................     $  (12,620)       $    (2,933)      $    (5,925)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
            Cumulative effect of change in accounting principle........             --             (1,800)               --
            Depreciation, depletion and amortization...................            636                599               618
            Impairment of oil and gas properties.......................             --                161             1,548
            Accretion expense..........................................             41                 37                --
            Amortization of loan fees..................................             --                100                --
            Gain (loss) on property dispositions.......................              1                 --                --
            Stock compensation (G&A)...................................          5,859                 --                --
            Common stock and stock options issued for services (G&A)...            406                101                44
            Amortization of deferred compensation (G&A)................             --                 --                55
    Increase (decrease) from changes in working capital items:
        Receivables....................................................         (1,077)              (108)              253
        Inventory......................................................            (13)                 5                 3
        Other current assets...........................................            (98)               (30)               (1)
        Asset retirement obligation....................................            (10)                --                --
        Accounts payable and accrued liabilities.......................            989             (1,693)            1,243
                                                                       -----------------  ----------------  ----------------
            Net cash used in operating activities......................         (5,886)            (5,561)           (2,162)
                                                                       -----------------  ----------------  ----------------

Cash flows from investing activities:
    Additions to oil and gas properties................................         (8,437)              (946)             (161)
    Additions to other property and equipment..........................           (395)              (138)             (118)
    Net change in other assets.........................................             --                 15               (15)
    Additions to marketable securities.................................        (32,660)                --                --
    Deposits...........................................................             --               (377)               --
                                                                       -----------------  ----------------  ----------------
        Net cash used in investing activities..........................        (41,492)            (1,446)             (294)
                                                                       -----------------  ----------------  ----------------

Cash flows from financing activities:
    Payment of loan fees...............................................             --               (100)               --
    Payments on notes payable..........................................             --             (1,675)               --
    Proceeds from issuance of stock and warrants, net of offering
      costs............................................................         20,724             25,448                --

    Proceeds from exercise of stock options and warrants...............         13,067                 --                 4
                                                                       -----------------  ----------------  ----------------
        Net cash provided by financing activities......................         33,791             23,673                 4
                                                                       -----------------  ----------------  ----------------

Net increase (decrease) in cash........................................        (13,587)            16,666            (2,452)
Cash and cash equivalents at beginning of year.........................         17,371                705             3,157
                                                                       -----------------  ----------------  ----------------
Cash and cash equivalents at end of year...............................$         3,784    $        17,371   $           705
                                                                       =================  ================  ================


                    The accompanying notes are an integral part of these consolidated financial statements.

                                                FX ENERGY, INC. AND SUBSIDIARIES
                                         Consolidated Statement of Stockholders' Equity
                                      For the years ended December 31, 2004, 2003 and 2002



                                                     Common Stock
                                                 -----------------
                                                            Par                                      Additional              Total
                                                            Value                                      Other                 Stock-
                                                            $0.01              Deferred   Additional  Compre-    Accumu-    holders'
                                       Preferred   Shares    Per    Treasury   Compen-    Paid in    hensive     lated      Equity
                                         Stock     Issued   Share    Stock     sation     Capital     Loss      Deficit    (Deficit)
                                       -------   --------- ------- ---------  --------  ----------- --------- ----------- ----------
Balance as of December 31, 2001.......     --      17,913  $   18  $ (1,884)   $  (55)  $   49,911        --  $  (47,037) $     953
  Retirement of treasury stock........     --        (285)     --     1,884        --       (1,884)       --          --         --
  Amortization of deferred                 --          --      --        --        55           --        --          --         55
compensation..........................
  Common stock  issued for services...     --          21      --        --        --           44        --          --         44
  Exercise of stock options...........     --           3      --        --        --            4        --          --          4
  Net loss for year...................     --          --      --        --        --           --        --      (5,925)    (5,925)
                                       -------   --------- ------- ---------   -------  ----------- --------- ----------- ----------
Balance as of December 31, 2002.......     --      17,652      18        --        --       48,075        --     (52,962)    (4,869)
  Preferred stock offering, net....... $    2          --      --        --        --        5,590        --          --      5,592
  Conversion of preferred stock to         (2)      2,250
   common stock.......................                          2        --        --           --        --          --         --
  Common stock offerings, net.........     --       6,353       6        --        --       19,850        --          --     19,856
  Conversion of note payable and           --         972
   accrued  interest into common stock                          1        --        --        3,592        --          --      3,593
  Common stock  issued for services...     --          73      --        --        --          220        --          --        220
  Net loss for year...................     --          --      --        --        --           --        --      (2,933)    (2,933)
                                       -------   --------- ------- ---------   -------  ----------- --------- ----------- ----------
Balance as of December 31, 2003.......     --      27,300      27        --        --       77,327        --     (55,894)    21,459
  Common stock offering, net..........     --       3,103       3        --        --       20,721        --          --     20,724
  Common stock  issued for services...     --          43      --        --        --          406        --          --        406
  Exercise of stock options...........     --         554      --        --        --        2,987        --          --      2,987
  Stock compensation..................     --         710       1        --        --        5,858        --          --      5,859
  Exercise of warrants................     --       2,688       3        --        --       10,077        --          --     10,080
  Other comprehensive loss............     --          --      --        --        --           --  $   (339)         --       (339)
  Net loss for year...................     --          --      --        --        --           --        --     (12,620)   (12,620)
                                       -------   --------- ------- ---------   -------  ----------- --------- ----------- ----------
Balance as of December 31, 2004....... $   --      34,398  $   34  $     --    $   --   $  117,376  $   (339) $  (68,515) $  48,556
                                       =======   ========= ======= =========   =======  =========== ========= =========== ==========


                         The accompanying notes are an integral part of these consolidated financial statements.

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

         Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and the Company's undivided interests in Poland. All significant inter-company accounts and transactions have been eliminated in consolidation. At December 31, 2004, the Company owned 100% of the voting common stock or other equity securities of its subsidiaries.

         Cash Equivalents

The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Concentration of Credit Risk

The majority of the Company's receivables are within the oil and gas industry, primarily from the purchasers of its oil and gas, fees generated from oilfield services and its industry partners. The receivables are not collateralized. To date, the Company has experienced minimal bad debts, and has no allowance for doubtful accounts at December 31, 2004 and 2003. The majority of the Company's cash and cash equivalents is held by three financial institutions in Utah, Montana and New York. The Company's marketable securities are held by two financial institutions in Utah and New York.

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

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  -Continued-


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

The following table reflects the net changes in capitalized exploratory well costs, which are capitalized pending the determination of proved reserves, during 2004, 2003 and 2002.

                                                                               December 31,
                                                                -------------------------------------------
                                                                    2004           2003           2002
                                                                -------------  -------------  -------------
                                                                              (In thousands)
Beginning balance at January 1................................. $        --    $        --    $        --
Additions to capitalized exploratory well costs pending the
 determination of proved reserves..............................       8,779             --             --
Reclassifications to wells, facilities, and equipment based on
 the determination of proved reserves..........................          --             --             --
Capitalized exploratory well costs charged to expense..........          --             --             --
                                                                -------------  -------------  -------------
Ending balance at December 31.................................. $     8,779    $        --    $        --
                                                                =============  =============  =============

The 2004 balance includes costs associated with the Rusocin and Sroda wells in Poland and the East Inselberg well in Nevada.

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

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation, is summarized as follows:

                                                                           December 31,            Estimated
                                                                    ----------------------------  Useful Life
                                                                        2004           2003        (in years)
                                                                    -------------  -------------  -------------
                                                                          (In thousands)
Other property and equipment:
    Drilling rigs.................................................. $     2,279    $     2,216          6
    Other vehicles.................................................         922            887          5
    Building.......................................................          96             96         40
    Office equipment and furniture.................................         695            399       3 to 6
                                                                    -------------  -------------
    Total cost.....................................................       3,992          3,598
    Accumulated depreciation                                             (3,286)        (2,908)
                                                                    -------------  -------------
        Net property and equipment................................. $       706    $       690
                                                                    =============  =============

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  -Continued-


         Supplemental Disclosure of Cash Flow Information

Noncash investing and financing transactions not reflected in the consolidated statements of cash flows include the following:

                                                                                 Year Ended December 31,
                                                                            -----------------------------------
                                                                               2004        2003        2002
                                                                            ----------- -----------  ----------
                                                                                      (In thousands)
Noncash investing transactions:
    Additions to properties included in current liabilities................ $    1,076  $    2,145   $      851
    Additions to properties previously included in other and current assets        490          --           --
                                                                            ----------- -----------  -----------
        Total.............................................................. $    1,566  $    2,145   $      851
                                                                            =========== ===========  ===========
Noncash financing transactions:
    Conversion of note payable and accrued interest into common stock...... $       --  $    3,594   $       --
                                                                            ----------- -----------  -----------
        Total.............................................................. $       --  $    3,594   $       --
                                                                            =========== ===========  ===========

Supplemental disclosure of cash paid for interest and income taxes:

                                                                                  Year Ended December 31,
                                                                            -----------------------------------
                                                                                2004        2003        2002
                                                                            ----------- -----------  ----------
                                                                                       (In thousands)
Supplemental disclosure:
    Cash paid during the year for interest................................  $       --  $      475   $        1
    Cash paid during the year for income taxes............................          --          --           --

         Revenue Recognition

Revenues associated with oil and gas sales are recorded when the title passes and are net of royalties. Oilfield service revenues are recognized when the related service is performed.

         Investments

The cost and estimated market value of marketable securities at December 31, 2004, are as follows:

                                                                                  Gross            Estimated
                                                                                Unrealized          Market
                                                                Cost              Losses             Value
                                                          -----------------  -----------------  ----------------
    Marketable securities..............................     $  32,660,495      $   (339,296)      $  32,321,199
                                                          =================  =================  ================

The investments consist primarily of U.S. government agency bonds and notes, whose value fluctuates with changes in interest rates. The investments decreased in value during the year ended December 31, 2004. The Company believes the gross unrealized losses are temporary. The investments have been classified as available-for-sale, and are reported at fair value with unrealized gains and losses, if any, recorded as a component of other comprehensive income (loss).

         Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. Nonemployee stock-based compensation is accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-based Compensation."

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  -Continued-


As of December 31, 2004, the Company had 3,851,733 options outstanding under stock option and award plans as well as from other individual grants. The Company applies APB Opinion No. 25 and related interpretations in accounting for options granted under the stock option and award plans and for other employee option agreements. Had compensation cost for the Company's options been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated in the following table:

                                                                        2004           2003           2002
                                                                    -------------  -------------  -------------
                                                                     (In thousands, except per share amounts)
Net loss:
Net loss, as reported..............................................  $  (12,620)   $    (2,933)   $    (5,925)
Add: stock-based employee compensation expense included in
  reported net loss, net of any related tax effects................       5,820             --             55
Less: Total stock-based employee compensation expense
  determined under the fair value based method for all awards,
  net of any related tax effects...................................      (1,412)          (907)        (1,125)
                                                                    -------------  -------------  -------------
     Pro forma net loss............................................ $    (8,212)   $    (3,840)   $    (6,995)
                                                                    =============  =============  =============
Basic and diluted net loss per share:

     As reported................................................... $     (0.41)   $     (0.41)   $     (0.34)
     Pro forma.....................................................       (0.27)         (0.46)         (0.40)

The effects of applying SFAS No. 123 are not necessarily representative of the effects on the reported net income or loss for future years.

The fair value of each option granted to employees and consultants during 2004, 2003 and 2002 was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were utilized for the Black-Scholes valuation: (1) expected volatility of 70% for 2004, 70% for 2003 and 90% for 2002; (2) expected lives ranging from three to seven years; (3) risk-free interest rates at the date of grant ranging from 2.21% to 4.24%; and,
(4) dividend yield of zero for each year.

During the second quarter of 2004, two of the Company's officers exercised options to acquire a total of approximately 650,000 shares of FX Energy common stock at an exercise price of $3.00 per share, by canceling options to purchase approximately 350,000 shares and applying the option equity to pay the exercise price on the options exercised. The ten-year options were due to expire during the second quarter. In connection with this cashless exercise, the Company recorded a stock compensation charge of approximately $5.8 million, which is equal to the difference between the exercise price and fair value of the options on the date of exercise, and a corresponding increase in additional paid-in capital. This noncash transaction had no impact on the Company's working capital, cash flows or stockholders' equity.

         New Accounting Standards

In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 ("ARB No. 51"), "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities). In December 2003, FASB issued FIN No. 46R, which replaced FIN No. 46 and clarified ARB No. 51. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. FIN No. 46R requires the consolidation of variable interest entities in which the Company is the primary beneficiary. As of January 1, 2004, the Company did not own an interest in any variable interest entities that met the consolidation requirements of FIN No. 46R and as such the adoption of FIN No. 46R did not have any effect on the Company's financial position or results of operations. New interests in entities acquired or created will be evaluated based on FIN No. 46R criteria and consolidated, if required.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  -Continued-


In December 2004, the FASB issued a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," SFAS No. 123-R, "Share-Based Payment." SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. The Company expects to adopt SFAS No. 123-R effective July 1, 2005, using the modified prospective application with no restatement of prior interim periods. During the second half of 2005, the Company expects to record compensation expense of approximately $1,000,000 in connection with the adoption of SFAS No. 123-R, based on existing unvested options as of December 31, 2004.

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

         Foreign Operations

The Company's investments and operations in Poland are comprised primarily of U.S. dollar expenditures.

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

         Net Loss per Share

Basic earnings per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net loss by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants and convertible preferred stock or debt.

Outstanding options and warrants as of December 31, 2004, 2003 and 2002, were as follows:

                                   Options and Warrants          Price Range
                                 --------------------------  -------------------
Balance sheet date:
  December 31, 2004............           7,405,106            $2.40 - $ 9.00
  December 31, 2003............          11,025,827            $1.50 - $10.25
  December 31, 2002............           5,544,017            $1.50 - $10.25

The Company had a net loss in 2004, 2003 and 2002. The above options and warrants, as well 1,000,000 shares of common stock that could have been issued under a third-party note payable during 2003 and 2002, were not included in the computation of diluted earnings per share for the years presented because the effect would have been antidilutive.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  -Continued-


Note 2: Asset Retirement Obligation

In August 2001, the FASB issued Statement No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations." The Company adopted SFAS No. 143 beginning January 1, 2003. The most significant impact of this standard on the Company was a change in the method of accruing for site restoration costs. Under SFAS No. 143, the fair value of asset retirement obligations is recorded as a liability when incurred, which is typically at the time the assets are placed in service. Amounts recorded for the related assets are increased by the amount of these obligations. Over time, the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the useful lives of the related assets.

The Company used an expected cash flow approach to estimate its asset retirement obligations under SFAS No. 143. Upon adoption, the Company recorded a retirement obligation of $345,000, an increase in property and equipment cost of $1,535,000, a decrease in accumulated depreciation, depletion and amortization of $609,000, and a cumulative effect of change in accounting principle, net of $0 tax, of $1,799,000. As a result of the adoption of SFAS No. 143, the Company recorded accretion expense of $41,000 and $37,000 in 2004 and 2003, respectively.

At the time of adoption and at December 31, 2004, there were no assets legally restricted for purposes of settling asset retirement obligations. There was no impact on the Company's cash flows as a result of adopting SFAS No. 143 because the cumulative effect of change in accounting principle is a noncash transaction.

The Company's estimated asset retirement obligation liability at January 1, 2002, was approximately $322,000.

Following is a reconciliation of the yearly changes in the asset retirement obligation at December 31, 2004 and 2003 (in thousands):

Year ended December 31....................................  2004         2003
                                                            ----         ----
Asset retirement obligation at January 1..................   $383        $ --
Obligation arising from adoption of SFAS 143..............     --         347
Liabilities settled.......................................    (10)         --
Accretion expense.........................................     41          36
                                                           ---------  --------
Asset retirement obligation as of December 31.............   $414        $383
                                                           =========  ========

Note 3: Other Assets

As of December 31, 2004 and 2003, the Company had a replacement bond with a federal agency in the amount of $463,000, which was collateralized by certificates of deposit totaling $231,500. In addition, there are certificates of deposit totaling $125,000 covering performance bonds in other states. As of December 31, 2003, the Company had advanced $377,000 to one of its partners to cover drilling expenses for an exploratory well in Poland in the event costs exceeded an agreed upon target amount. The total deposit amount was reclassified from other assets to proved property costs in 2004.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  -Continued-


Note 4: Accrued Liabilities

The Company's accrued liabilities as of December 31, 2004 and 2003, were comprised of the following:

                                                          December 31,
                                                   ----------------------------
                                                       2004           2003
                                                   -------------  -------------
                                                         (In thousands)
Accrued liabilities:
    Exploratory dry hole costs.................... $        880   $        880
    Drilling costs................................          172            172
    Geological and geophysical costs..............          269            172
    Other costs...................................          235            254
                                                   -------------  -------------
        Total..................................... $      1,556   $      1,306
                                                   =============  =============

The liability for exploratory dry hole costs and drilling costs is payable to the Polish Oil and Gas Company (POGC), and represents costs incurred in prior years that were to be settled pursuant to the Company's 2003 settlement agreement. See Note 6.

Note 5: Notes Payable

On March 9, 2001, the Company signed a $5.0 million, 9.5% convertible secured note and gas purchase option agreement with Rolls Royce Power Ventures ("RRPV"). The proceeds from the note were used for exploration and development of additional gas reserves in Poland. The note was interest free for the first year. In consideration for the note and not charging interest for the first year, the Company granted RRPV an option to purchase up to 17 Mmcf of gas per day from the Company's properties in Poland, subject to availability, exercisable on or before March 9, 2002. The option to purchase gas from the Company's Polish properties was not exercised by RRPV. In accordance with the note, the entire principal amount plus accrued interest was due on or before March 9, 2003, unless RRPV elected to convert the note to restricted common stock at $5.00 per share, the market value of the Company's common stock at the time the terms with RRPV were finalized, on or before March 9, 2003. As collateral for the note, the Company granted RRPV a lien on most of the Company's Polish property interests.

For financial reporting purposes, the Company imputed interest expense for the first year at 9.5%, or $433,790, which was amortized ratably over the one-year interest free period beginning March 9, 2001, and recorded an option premium of $433,790 pertaining to granting RRPV an option to purchase gas from the Company's properties in Poland, which was amortized ratably to other income over the one-year option period.

In March 2003, following a private placement of convertible preferred stock, the Company paid $2.3 million to RRPV, which included $1.7 million in principal, $0.5 million in accrued interest, and a $100,000 loan extension fee. In return, RRPV extended the maturity date of the note to December 31, 2003. The Company agreed to pay 40% of the gross proceeds of any subsequent equity or debt offering concluded prior to the amended maturity date to RRPV, and also agreed to assign its rights to payments under the CalEnergy Gas agreement to RRPV, except for those amounts relating to two wells required to be drilled under the agreement. All such payments would be used to offset the remaining principal and interest. In exchange for these payments, RRPV agreed to release its lien on interests earned by CalEnergy Gas under its agreement with the Company.

The amendment agreement contained other terms and conditions, including an increase in the interest rate on the note from 9.5% to 12% per annum effective March 9, 2003, and an extension of the conversion period until December 31, 2003, with the conversion price being changed from $5.00 per share to $3.42 per share, the market price of the Company's stock when RRPV agreed to extend the payment date. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," no charge to income was recorded as a result of the reduction in conversion price as the new conversion price did not result in any intrinsic value.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  -Continued-


In September 2003, the Company placed the then-outstanding principal balance of the note, $3.3 million, into an escrow account in favor of RRPV. In turn, the interest rate on the note was reduced to 9% per annum. In December 2003, RRPV exercised its right to convert the outstanding principal balance and accrued interest into 972,222 shares of common stock. Accordingly, RRPV released the escrowed funds to the Company, and subsequently released all outstanding liens and other collateral secured by the note to the Company.

Note 6: Commitments

         Fences I Project Area

On April 11, 2000, the Company signed an agreement with POGC under which the Company will earn a 49.0% working interest in approximately 265,000 gross acres in west central Poland (the "Fences I" project area) by spending $16.0 million for drilling, seismic acquisition and other related activities.

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

During 2002, the Company reaffirmed its intent to fulfill its $16.0 million commitment with POGC as part of a settlement agreement. In connection with this agreement, the Company agreed to recognize and pay to POGC at a future date an additional $2,306,627 of costs related to prior exploration activities in the Fences I area, $1,602,902 of which will be credited towards the $16.0 million commitment. The $2,306,627 was recorded as an accrued liability, net of accounts receivable from POGC, at December 31, 2002. As part of its future payments, the Company agreed in 2003 to assign to POGC all of its right to the Kleka well, including the amounts recorded as accounts receivable for Kleka gas sales. Accordingly, at December 31, 2002, the Company's account receivable from POGC in the amount of $606,986 was offset against the POGC liability. The liability was to be further offset by the value of the remaining gas reserves associated with the Kleka well, as determined by an independent engineer. The Company further agreed to begin accruing interest on the past due amount to POGC. The interest rate in effect at December 31, 2002, was 12.8%. The interest rate changed on January 1, 2003, to 10.4%, and POGC stopped accruing interest on December 31, 2003.

During 2003, the Company paid a total of $2,916,003 in cash to POGC and recorded a $190,000 value-added tax (VAT) liability related to the Kleka gas sales in full settlement of the outstanding liability, with the exception of the Kleka 11 assignment. As of December 31, 2003, the Kleka 11 well had estimated proved developed producing gas reserves with an estimated net present value, discounted at 10%, of approximately $1.1 million, as determined by an independent engineer.

During 2004, total qualifying costs incurred on the Fences I project area exceeded the Company's prior remaining commitment. These included costs for the Rusocin-1 well, the Zaniemysl-3 well, and other geological and geophysical costs incurred in the project area. The Company has now earned its 49% interest, and POGC is now obligated to pay its 51% share of all qualifying project costs.

Due to the fact that the Company has exceeded its $16.0 million commitment, it has elected not to assign the Kleka 11 well to POGC. This election will be the subject of an amendment to the Company's 2003 settlement agreement, which the Company expects will be finalized in the first half of 2005. At that time, the Company expects it will be required to pay approximately $1.3 million in cash to POGC to settle its remaining unpaid liability, offset by its share of gas production from the Kleka 11 well that occurred in 2003 and 2004, which is approximately $250,000, and any overpayment relating to the $16.0 million earn in. The Company would then begin recognizing its share of 2005 gas sales from the Kleka 11 well. The Company will recognize a gain or loss on the settlement equal to the difference between the recorded liability of $1.1 million and the actual cash payment.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  -Continued-


Note 7: Income Taxes

The Company recognized no income tax benefit from the losses generated during 2004, 2003 and 2002. The components of the net deferred tax asset as of December 31, 2004 and 2003, are as follows:

                                                                                          December 31,
                                                                                   ----------------------------
                                                                                       2004           2003
                                                                                   -------------  -------------
                                                                                         (In thousands)
Deferred tax liability:
    Property and equipment basis differences...................................... $     (1,219)  $       (338)
Deferred tax asset:
    Net operating loss carryforwards:
        United States.............................................................       18,719         13,175
        Poland....................................................................        6,980          4,353
    Oil and gas properties........................................................        1,855          1,855
    Options issued for services...................................................          143            578
    Asset retirement obligation...................................................          155            143
    Valuation allowance...........................................................      (26,633)       (19,766)
                                                                                   -------------  -------------
        Total..................................................................... $         --   $         --
                                                                                   =============  =============

The change in the valuation allowance during 2004, 2003 and 2002 is as follows:
                                                                              Year Ended December 31,
                                                                    ---------------------------------------------
                                                                        2004           2003            2002
                                                                    -------------  -------------  ---------------
                                                                                   (In thousands)
Valuation allowance:
    Balance, beginning of year..................................... $   (19,766)   $   (18,744)   $   (17,089)
    Decrease due to property and equipment basis differences.......         881             --           (577)
    Increase due to net operating loss.............................      (8,171)          (828)          (632)
    Other..........................................................         423           (194)          (446)
                                                                    -------------  -------------  ---------------
        Total...................................................... $   (26,633)   $   (19,766)   $   (18,744)
                                                                    =============  =============  ===============

SFAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and expansion of the Company's oil and gas producing activities. The risks associated with that growth requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided at December 31, 2004 and 2003.

         United States NOL

At December 31, 2004, the Company had net operating loss ("NOL") carryforwards in the United States of approximately $50,184,000 available to offset future taxable income, of which approximately $18,749,000 expires from 2008 through 2012 and $31,435,000 expires subsequent to 2018. The utilization of the NOL carryforwards against future taxable income in the United States may become subject to an annual limitation if there is a change in ownership. The NOL carryforwards in the United States include $14,392,000 relating to tax deductions resulting from the exercise of stock options. The tax benefit from adjusting the valuation allowance related to this portion of the NOL carryforward will be credited to additional paid-in capital.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  -Continued-


         Polish NOL

As of December 31, 2004, the Company had NOL carryforwards in Poland totaling approximately $18,172,000, including $7,752,261, $345,516 and $882,262 generated in 2004, 2003 and 2002, respectively. The NOL carryforwards may be carried forward five years in Poland. However, no more than 50% of the NOL carryforwards for any given year may be applied against Polish income in succeeding years.

The domestic and foreign components of the Company's net loss are as follows:

                                          Year Ended December 31,
                                 -------------------------------------------
                                     2004           2003           2002
                                 -------------  -------------  -------------
                                               (In thousands)
    Domestic.................... $     (9,107)  $    (1,820)   $    (3,570)
    Foreign.....................       (3,513)       (1,113)        (2,355)
                                 -------------  -------------  -------------
        Total................... $    (12,620)  $    (2,933)   $    (5,925)
                                 =============  =============  =============

Note 8: Stockholders' Equity

The Company completed a registered offering during April of 2004 of 2,152,778 shares of common stock, resulting in proceeds of $14,348,298, net of offering costs of $1,151,704. In August of 2004, the Company placed privately an additional 950,000 shares of registered stock, resulting in proceeds of $6,375,286 net of offering costs of $464,714.

During 2004, warrant holders exercised warrants for 2,687,937 shares of common stock, resulting in proceeds to the Company of $10,079,763. In addition, option holders paid cash to exercise 553,701 shares of common stock, resulting in proceeds of $2,987,383.

In March 2003, the Company sold 2,250,000 shares of 2003 Series Convertible Preferred Stock in a private placement of securities, raising a total of $5,593,871 net of offering costs of $31,129. Each share of preferred stock immediately converts into one share of common stock and one warrant to purchase one share of common stock at $3.60 per share upon registration of the common shares. The warrants to purchase common stock are exercisable anytime between March 1, 2004, and March 1, 2008, and entitle the holders, for a period of 10 days following any new issuances of equity securities or securities convertible or exercisable into equity securities in other than a public offering, to preserve their approximate 16.3% ownership subsequent to this offering by purchasing such new securities issued on the same terms as issued to others. The preferred stock had a liquidation preference equal to the sales price for the shares, which was $2.50 per share.

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

Between the months of July and November, 2003, the Company sold 3,991,310 units, consisting of one share of common stock and one warrant to purchase one share of common stock at $3.75 per share, raising a total of $10,734,672, net of offering costs of $41,865. The warrants to purchase common stock are exercisable one year after closing, and expire between July 22, 2008, and November 4, 2008.

In December 2003, the Company sold 2,362,051 shares of common stock, raising a total of $9,119,012, net of offering costs of $571,009.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  -Continued-


Note 9: Stock Options and Warrants

         Equity Compensation Plans

The Company's equity compensation consists of annual stock option and award plans that are each subject to approval by the board of directors and are subsequently presented for approval by the stockholders at the Company's annual meetings.

The following table summarizes information regarding the Company's stock option and award plans as of December 31, 2004:

                                                                                     Weighted
                                                                                     Average        Number of
                                                                    Number of        Exercise        Options
                                                                     Shares          Price of       Available
                                                                   Authorized      Outstanding      for Future
                                                                   Under Plan        Options         Issuance
                                                                  -------------- ---------------  -------------
Equity compensation plans approved by stockholders:
  1995 Stock Option and Award Plan................................     500,000   $         7.28         11,500
  1996 Stock Option and Award Plan................................     500,000             3.96         53,833
  1997 Stock Option and Award Plan................................     500,000             8.29          8,234
  1998 Stock Option and Award Plan................................     500,000             6.19             --
  1999 Stock Option and Award Plan................................     500,000             4.24          4,000
  2000 Stock Option and Award Plan................................     600,000             2.51         10,667
  2001 Stock Option and Award Plan................................     600,000             3.14          7,332
  2003 Long Term Incentive Plan...................................     800,000             6.65         34,000
  2004 Long Term Incentive Plan...................................   1,000,000             8.37        825,000
                                                                  --------------                  -------------
    Total.........................................................   5,500,000   $         5.47        954,566
                                                                  ============== ===============  =============

The above table excludes 80,000 options that have been granted outside of stockholder approved option plans.

All stock option and award plans are administered by a committee (the "Committee") consisting of members of the board of directors. At its discretion, the Committee may grant stock, incentive stock options ("ISOs") or non-qualified options to any employee, including officers. In addition to the options granted under the stock option plans, the Company also issues non-qualified options outside the stock option plans. The granted options have terms ranging from five to seven years and vest over periods ranging from the date of grant to three years. Under terms of the stock option award plans, the Company may also issue restricted stock.

The following table summarizes fixed option activity for 2004, 2003 and 2002:

                                           2004                        2003                      2002
                                 --------------------------  ------------------------- --------------------------
                                                 Weighted                  Weighted                   Weighted
                                                 Average                    Average                    Average
                                  Number of      Exercise     Number of    Exercise     Number of     Exercise
                                   Options        Price        Options       Price       Options        Price
                                 -------------  -----------  ------------ ------------ ------------- ------------
Fixed options outstanding:

    Beginning of year.........      4,784,517   $      4.42    4,544,017  $      4.68     4,785,585  $      4.87
    Granted...................      1,040,000          8.38      785,000         3.97       551,000         2.40
    Exercised.................     (1,743,701)         4.16           --           --        (3,000)        1.50
    Canceled..................        (53,083)         4.26      (10,000)        4.66      (114,568)        6.00
    Expired...................       (176,000)         7.75     (534,500)        7.50      (675,000)        2.61
                                 -------------               ------------              -------------
        End of year...........      3,851,733   $      5.47    4,784,517  $      4.42     4,544,017  $      4.68
                                 =============               ============              =============

Exercisable at year-end.......      2,124,731   $      4.67    3,474,270  $      4.84     3,515,867  $      5.41
                                 =============               ============              =============

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  -Continued-


The weighted average fair value per share of options granted during 2004, 2003 and 2002 was $4.00, $1.90 and $1.80, respectively.

The following table summarizes information about fixed stock options outstanding as of December 31, 2004:

                                            Outstanding                                 Exercisable
                       ------------------------------------------------------  -------------------------------
                                         Weighted Average
                         Number of           Remaining           Weighted        Number of        Weighted
       Exercise           Options        Contractual Life        Average          Options         Average
     Price Range        Outstanding         (in years)        Exercise Price    Exercisable    Exercise Price
--------------------------------------  --------------------  ---------------  --------------- ---------------
$2.40 - $2.40.........       513,999            4.62          $         2.40         336,663   $        2.40
$2.44 - $2.44.........       368,734            3.93                    2.44         368,734            2.44
$3.14 - $3.98.........       766,000            5.84                    3.92         253,334            3.92
$4.06 - $4.06.........       366,000            2.80                    4.06         366,000            4.06
$5.75 - $7.38.........       438,000            1.91                    5.88         428,000            5.88
$8.37 - $8.37.........       952,000            6.67                    8.37              --              --
$8.63 - $9.00.........       447,000            1.75                    8.69         372,000            8.63
                       ---------------                                         ---------------
       Total..........     3,851,733            4.49          $         5.47       2,124,731   $        4.67
                       ===============                                         ===============

         Warrants

The following table summarizes warrant activity for during 2004, 2003 and 2002:
                                     2004                           2003                         2002
                         ----------------------------- ------------------------------- --------------------------
                           Number of        Price        Number of         Price        Number of      Price
                            Shares          Range         Shares           Range         Shares        Range
                          ------------  -------------- -------------- ---------------- ------------ -------------
Warrants outstanding and
   exercisable:
    Beginning of year...    6,241,310   $3.60--$3.75             --                --     100,000       $ 3.00
    Issued..............           --             --      6,241,310      $3.60--$3.75
    Exercised...........   (2,687,937)         $3.75             --                --          --           --
    Expired.............           --             --             --                --    (100,000)      $ 3.00
                          ------------                 --------------                  ------------
        End of year.....    3,553,373   $3.60--$3.75      6,241,310      $3.60--$3.75          --           --
                          ============                 ==============                  ============

Note 10: Quarterly Financial Data (Unaudited)

Summary quarterly information for 2004 and 2003 is as follows:
                                                                  Quarter Ended
                                    ---------------------------------------------------------------------------
                                      December 31        September 30          June 30            March 31
                                    -----------------  ------------------ ------------------  -----------------
                                                     (In thousands, except per share amounts)
2004:
    Revenues....................... $         1,199    $            970      $        750     $           887
    Net operating loss.............          (2,695)             (1,571)           (7,831)             (1,052)
    Net loss.......................          (2,449)             (1,405)           (7,736)             (1,030)
    Basic and diluted net loss per
      common share................. $         (0.07)   $          (0.05)     $      (0.25)    $         (0.04)
2003:
    Revenues....................... $           575    $            602      $        530     $           621
    Net operating loss.............          (1,973)               (654)             (866)               (488)
    Net (loss) income..............          (2,053)               (866)           (1,106)              1,092

    Basic and diluted net loss per
      common share................. $         (0.28)   $          (0.04)     $      (0.05)    $          0.05

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  -Continued-


The net operating loss for the fourth quarter of 2004 includes $471,833 in dry hole costs associated with the abandonment of the Tuchola 108 well. The net operating loss for the fourth quarter of 2003 includes $160,886 in oil and gas property impairment costs.

Note 11: Business Segments

The Company operates within two business segments of the oil and gas industry: exploration and production ("E&P") and oilfield services. The Company's revenues associated with its E&P activities are comprised of oil sales from its producing properties in the United States and oil and gas sales from its producing properties in Poland. Over 85% of the Company's oil sales in the United States were to Cenex during 2004 and the second half of 2003. From July 2002 to June 2003, over 85% of the Company's oil sales were to Plains Marketing Canada, LP. Over 85% of the Company's oil sales were to Cenex during the first half of 2002. During 2002, all of the Company's oil and gas sales in Poland were to POGC. There were no oil and gas sales in Poland during 2004 and 2003. The Company believes the purchasers of its oil and gas production in the United States could be replaced, if necessary, without a loss in revenue. E&P operating costs are comprised of: (1) exploration costs (geological and geophysical costs, exploratory dry holes, and proved property and non-producing leasehold impairments) and, (2) lease operating costs (lease operating expenses and production taxes). Substantially all exploration costs are related to the Company's operations in Poland. Substantially all lease operating costs are related to the Company's domestic production.

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

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  -Continued-


Information on the Company's operations by business segment for 2004, 2003 and 2002 is summarized as follows:

                                                                                       2004
                                                                    -------------------------------------------
                                                                                     Oilfield
                                                                        E&P          Services        Total
                                                                    -------------  -------------  -------------
                                                                                  (In thousands)
Operations summary:
    Revenues(1).................................................... $      3,096   $       710    $      3,806
    Operating costs(2).............................................       (4,999)         (551)         (5,550)
    DD&A expense...................................................         (259)         (290)           (549)
                                                                    -------------  -------------  -------------
     Operating loss................................................ $     (2,162)  $      (131)   $     (2,293)
                                                                    =============  =============  =============
Identifiable net property and equipment:
    Unproved properties - Poland................................... $        308   $        --    $        308
    Unproved properties - Domestic.................................           47            --              47
    Proved properties - Poland.....................................       10,436            --          10,436
    Proved properties - Domestic...................................        3,336            --           3,336
    Equipment and other............................................           --           379             379
                                                                    -------------  -------------  -------------
        Total...................................................... $     14,127   $       379    $     14,506
                                                                    =============  =============  =============
Net Capital Expenditures:
    Property and equipment(3)                                       $      9,513   $        99    $      9,612
                                                                    -------------  -------------  -------------
        Total...................................................... $      9,513   $        99    $      9,612
                                                                    =============  =============  =============
--------------------
(1)  All E&P revenues were generated in the United States.
(2)  E&P operating costs include $2,536,000 in geological and geophysical costs,
     $472,000 in dry hole costs, $36,000 in lease operating costs, and $471,000 in general and administrative costs incurred in Poland.
(3)  E&P property and equipment expenditures include $8,744,000 in proved property costs and $141,000 in unproved property costs in Poland.
                                                                                       2003
                                                                    -------------------------------------------
                                                                                     Oilfield
                                                                        E&P          Services        Total
                                                                    -------------  -------------  -------------
                                                                                  (In thousands)
Operations summary:
    Revenues(1).................................................... $      2,230   $        98    $     2,328
    Operating costs(2).............................................       (2,267)         (190)        (2,457)
    DD&A expense...................................................         (287)         (299)          (586)
                                                                    -------------  -------------  -------------
     Operating loss................................................ $       (324)  $      (391)   $      (715)
                                                                    =============  =============  =============
Identifiable net property and equipment:
    Unproved properties - Poland................................... $        166   $        --    $       166
    Unproved properties - Domestic.................................            8            --              8
    Proved properties - Poland.....................................        1,202            --          1,202
    Proved properties - Domestic...................................        3,007            --          3,007
    Equipment and other............................................           --           565            565
                                                                    -------------  -------------  -------------
        Total...................................................... $      4,383   $       565    $     4,948
                                                                    =============  =============  =============
Net Capital Expenditures:
    Property and equipment(3)                                       $        191   $        11    $       202
                                                                    -------------  -------------  -------------
        Total...................................................... $        191   $        11    $       202
                                                                    =============  =============  =============

--------------------
(1)  All E&P revenues were generated in the United States.
(2) E&P operating costs include $161,000 in oil and gas property impairments, $319,000 in geological and geophysical costs, $8,000 in lease operating costs, and $265,000 in general and administrative costs incurred in Poland.
(3) E&P property and equipment expenditures include $191,000 in unproved property costs in Poland.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  -Continued-

                                                                                      2002
                                                                    -------------------------------------------
                                                                                     Oilfield
                                                                        E&P          Services        Total
                                                                    -------------  -------------  -------------
                                                                                  (In thousands)
Operations summary:
    Revenues(1).................................................... $      2,209   $       533    $      2,742
    Operating costs(2).............................................       (3,941)         (540)         (4,481)
    DD&A expense...................................................         (281)         (310)           (591)
                                                                    -------------  -------------  -------------
     Operating loss................................................ $     (2,013)  $      (317)   $     (2,330)
                                                                    =============  =============  =============
Identifiable net property and equipment:
    Unproved properties - Poland................................... $        146   $        --    $        146
    Unproved properties - Domestic.................................            8            --               8
    Proved properties - Poland.....................................        1,931            --           1,931
    Proved properties - Domestic...................................          957            --             957
    Equipment and other............................................           --           791             791
                                                                    -------------  -------------  -------------
        Total...................................................... $      3,042   $       791    $      3,833
                                                                    =============  =============  =============
Net Capital Expenditures:
    Property and equipment(3)                                       $      1,012   $       116    $      1,128
                                                                    -------------  -------------  -------------
        Total...................................................... $      1,012   $       116    $      1,128
                                                                    =============  =============  =============

--------------------
(1) E&P revenues include $1,924,000 generated in the United States and $285,000 generated in Poland.
(2) E&P operating costs include $129,000 in geological and geophysical costs, $41,000 in lease operating costs, and $171,000 in general and administrative costs incurred in Poland.
(3) E&P includes $418,000 of pipeline costs and $586,000 of proved property additions incurred in Poland and $8,000 of unproved property additions in the United States.

A reconciliation of the segment information to the consolidated totals for 2004, 2003 and 2002 follows:

                                                                        2004           2003           2002
                                                                    -------------  -------------  -------------
                                                                                  (In thousands)
Revenues:
  Reportable segments...............................................$      3,806   $      2,328   $      2,742
  Non-reportable segments...........................................          --             --             --
                                                                    -------------  -------------  -------------
   Total revenues...................................................$      3,806   $      2,328   $      2,742
                                                                    =============  =============  =============
Net loss:
  Reportable segments...............................................$     (2,293)  $       (715)  $     (2,330)
  Expense or (revenue) adjustments:
    Corporate DD&A expense..........................................         (88)           (13)           (27)
    Amortization of deferred compensation (G&A).....................          --             --            (55)
    General and administrative costs (G&A)..........................      (4,909)        (3,253)        (2,443)
    Stock compensation (G&A)........................................      (5,859)            --             --
                                                                    -------------  -------------  -------------
      Total net operating loss......................................     (13,149)        (3,981)        (4,855)
    Non-operating income (loss).....................................         529           (752)        (1,070)
    Cumulative effect of change in accounting principle.............          --          1,800             --
                                                                    -------------  -------------  -------------
           Net loss.................................................$    (12,620)  $     (2,933)  $     (5,925)
                                                                    =============  =============  =============
Net property and equipment:
  Reportable segments...............................................$     14,506   $      4,948   $      3,833
  Corporate assets..................................................         328            125             73
                                                                    -------------  -------------  -------------
   Net property and equipment.......................................$     14,834   $      5,073   $      3,906
                                                                    =============  =============  =============
Property and equipment capital expenditures:
  Reportable segments...............................................$      9,612   $        202   $      1,128
  Corporate assets..................................................         296             63              2
                                                                    -------------  -------------  -------------
   Total property and equipment capital expenditures................$      9,908   $        265   $      1,130
                                                                    =============  =============  =============

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  -Continued-


Note 12: Gain Contingency

Throughout the Company's operating history in Poland, it has been unable to obtain a refund of most of the value added taxes paid in connection with goods and services purchased (Input VAT). Polish tax laws have restricted the refund of Input VAT for exploration activities to concession holders. In the Company's case, POGC has traditionally been the concession holder, while the Company is a working interest owner by virtue of its agreements with POGC.

During 2004, Poland joined the European Union. In connection with this activity, certain tax laws have changed, and the Company believes it may now be entitled to obtain a refund of some or all of the Input VAT paid since 1998, which totals approximately $3.2 million at year-end exchange rates.

The Company is preparing the necessary forms to file with appropriate Polish tax authorities to reclaim the Input VAT in question. The review and refund process may take up to 180 days from the date the refund application is filed. Should the Company be successful in reclaiming its historical Input VAT, the Company would reduce capital costs for the related Input VAT, and record a gain for the Input VAT related to past geological, geophysical, and other costs.

Note 13: Subsequent Event

In connection with its exit from Poland, on January 31, 2005, Apache Corporation relinquished its 45% working interest in the Wilga area, which then reverted to the Company and POGC ratably by virtue of the Company's existing agreements with POGC and Apache. Accordingly, on that date the Company's working interest increased from 45% to 81.18%, which in turn increased the Company's total proved gas reserves by approximately 22% and total proved oil reserves by approximately 10%.

                        FX ENERGY, INC. AND SUBSIDIARIES
                            Supplemental Information


Disclosure about Oil and Gas Properties and Producing Activities (unaudited)

         Capitalized Oil and Gas Property Costs

Capitalized costs relating to oil and gas exploration and production activities as of December 31, 2004 and 2003, are summarized as follows:

                                                               United States        Poland          Total
                                                               ---------------  --------------- ---------------
                                                                               (In thousands)
December 31, 2004:
    Proved properties..........................................$       4,676    $      10,898   $      15,574
    Unproved properties........................................           47              308             355
                                                               ---------------  --------------- ---------------
      Total gross properties...................................        4,723           11,206          15,959
    Less accumulated depreciation, depletion and amortization..       (1,340)            (462)         (1,802)
                                                               ---------------  --------------- ---------------
                                                               $       3,383    $      10,744   $      14,127
                                                               ===============  =============== ===============
December 31, 2003:
    Proved properties..........................................$       4,088    $       1,665   $       5,753
    Unproved properties........................................            8              166             174
                                                               ---------------  --------------- ---------------
      Total gross properties...................................        4,096            1,831           5,927
    Less accumulated depreciation, depletion and amortization..       (1,082)            (462)         (1,544)
                                                               ---------------  --------------- ---------------
                                                               $       3,014    $       1,369   $       4,383
                                                               ===============  =============== ===============

         Results of Operations

Results of operations are reflected in Note 11, Business Segments. There is no tax provision as the Company is not likely to pay any federal or local income taxes due to its operating losses. Total production costs for 2004, 2003 and 2002 were $1,945,766, $1,545,913 and $1,365,454, respectively.

         Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities during 2004, 2003 and 2002, whether capitalized or expensed, are summarized as follows:

                                                                United States        Poland          Total
                                                               ---------------  --------------- ---------------
                                                                               (In thousands)
Year ended December 31, 2004:
    Acquisition of properties:
        Proved.................................................$          --    $          --   $           --
        Unproved...............................................           40              141              181
    Exploration costs..........................................          103           11,752           11,855
    Development costs..........................................          490               --              490
                                                               ---------------  --------------- ---------------
        Total..................................................$         633    $      11,893   $       12,526
                                                               ===============  =============== ===============
Year ended December 31, 2003:
    Acquisition of properties:
        Proved.................................................$          --    $          --   $           --
        Unproved...............................................           --               20               20
    Exploration costs..........................................           --              523              523
    Development costs..........................................          191               --              191
                                                               ---------------  --------------- ---------------
        Total..................................................$         191    $         543   $          734
                                                               ===============  =============== ===============

                                      F-26

                        FX ENERGY, INC. AND SUBSIDIARIES
                            Supplemental Information
                                  --continued--




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
                                                               ===============  =============== ===============

         Impairment of Oil and Gas Properties

The Company has recorded impairment charges in its E&P segment related to oil and gas properties as follows:
                                                   2004             2003              2002
                                                   ----             ----              ----
        Proved...........................    $          --      $    160,886     $  1,038,362
        Unproved.........................               --                --          509,498
                                             ---------------   ---------------- --------------
          Total..........................    $          --      $    160,886     $  1,547,860
                                             ===============    ============     ============

         Exploratory dry hole costs

During 2004, the Company plugged and abandoned the Tuchola 108-2 well, incurring dry hole costs of $471,883. There were no dry hole costs in 2003 and 2002.

Summary Oil and Gas Reserve Data (Unaudited)

         Estimated Quantities of Proved Reserves

Proved reserves are the estimated quantities of crude oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions. The Company's proved oil and gas reserve quantities and values are based on estimates prepared by independent reserve engineers in accordance with guidelines established by the Securities and Exchange Commission. Operating costs, production taxes and development costs were deducted in determining the quantity and value information. Such costs were estimated based on current costs and were not adjusted to anticipate increases due to inflation or other factors. No price escalations were assumed and no amounts were deducted for general overhead, depreciation, depletion and amortization, interest expense and income taxes. The proved reserve quantity and value information is based on the weighted average price on December 31, 2004, of $36.69 per bbl for oil in the United States and $35.39 per bbl of oil and $1.91 per Mcf of gas in Poland. The determination of oil and gas reserves is based on estimates and is highly complex and interpretive, as there are numerous uncertainties inherent in estimated quantities and values of proved reserves, projecting future rates of production and timing of development expenditures. The estimates are subject to continuing revisions as additional information becomes available or assumptions change.

                        FX ENERGY, INC. AND SUBSIDIARIES
                            Supplemental Information
                                  --continued--

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

                                                         Crude Oil                       Natural Gas
                                              --------------------------------  -------------------------------
                                              United States        Poland       United States       Poland
                                              ---------------  ---------------  --------------- ---------------
                                               (In thousand barrels of oil)      (In millions of cubic feet)
Proved Developed Reserves:
  December 31, 2004................................     809               --               --            1,011
  December 31, 2003................................     991               --               --            1,116
  December 31, 2002................................   1,015               --               --            1,374

The following unaudited summary of proved developed and undeveloped reserve quantity information represents estimates only and should not be construed as exact:

                                                         Crude Oil                       Natural Gas
                                              --------------------------------  -------------------------------
                                              United States        Poland       United States       Poland
                                              ---------------  ---------------  --------------- ---------------
                                               (In thousand barrels of oil)      (In millions of cubic feet)
December 31, 2004:
    Beginning of year........................          991               114               --           3,960
    Extensions or discoveries................           --                --               --           6,342
    Revisions of previous estimates..........          (97)               (3)              --            (104)
    Production...............................          (85)               --               --              --
                                              ---------------  ---------------  --------------- ---------------
        End of year..........................          809               111               --          10,198
                                              ===============  ===============  =============== ===============

December 31, 2003:
    Beginning of year........................        1,042               114               --           4,210
    Extensions or discoveries................           --                --               --              --
    Revisions of previous estimates..........           34                --               --            (250)
    Production...............................          (85)               --               --              --
                                              ---------------  ---------------  --------------- ---------------
        End of year..........................          991               114               --           3,960
                                              ===============  ===============  =============== ===============

December 31, 2002:
    Beginning of year........................        1,100               114               --           5,010
    Extensions or discoveries................           --                --               --              --
    Revisions of previous estimates..........           33                --               --            (620)
    Production...............................          (91)               --               --            (180)
                                              ---------------  ---------------  --------------- ---------------
        End of year..........................        1,042               114               --           4,210
                                              ===============  ===============  =============== ===============

                                      F-28

                        FX ENERGY, INC. AND SUBSIDIARIES
                            Supplemental Information
                                  --continued--

         Standardized Measure of Discounted Future Net Cash Flows ("SMOG") and Changes Therein Relating to Proved Oil Reserves

Estimated discounted future net cash flows and changes therein were determined in accordance with SFAS No. 69, "Disclosure about Oil and Gas Activities." Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is essential for a proper understanding and assessment of the data presented. The assumptions used to compute the proved reserve valuation do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. Assigning monetary values to the reserve quantity estimation process does not reduce the subjective and ever-changing nature of such reserve estimates. Additional subjectivity occurs when determining present values because the rate of producing the reserves must be estimated. In addition to errors inherent in predicting the future, variations from the expected production rates also could result directly or indirectly from factors outside the Company's control, such as unintentional delays in development, environmental concerns and changes in prices or regulatory controls. The reserve valuation assumes that all reserves will be disposed of by production. However, if reserves are sold in place, additional economic considerations also could affect the amount of cash eventually realized. Future development and production costs are computed by estimating expenditures to be incurred in developing and producing the proved oil reserves at the end of the period, based on period-end costs and assuming continuation of existing economic conditions. A discount rate of 10.0% per year was used to reflect the timing of the future net cash flows. The future net cash flows for the Company's Polish reserves are based on a gas and condensate sales contract the Company has with POGC.

The components of SMOG are detailed below:

                                                               United States        Poland          Total
                                                               ---------------  --------------- ---------------
                                                                               (In thousands)
December 31, 2004:
    Future cash flows..........................................$      29,670    $      24,145   $      53,815
    Future production costs....................................      (21,779)          (1,304)        (23,083)
    Future development costs...................................           (1)          (2,780)         (2,781)
    Future income tax expense..................................           --               --              --
                                                               ---------------  --------------- ---------------
    Future net cash flows .....................................        7,890           20,061          27,951
    10% annual discount for estimated timing of cash flows.....       (2,756)          (6,970)         (9,726)
                                                               ---------------  --------------- ---------------
    Discounted net future cash flows...........................$       5,134    $      13,091   $      18,225
                                                               ===============  =============== ===============
December 31, 2003:
    Future cash flows..........................................$      27,290    $      10,323   $      37,613
    Future production costs....................................      (17,527)            (425)        (17,952)
    Future development costs...................................           (3)          (1,800)         (1,803)
    Future income tax expense..................................           --               --              --
                                                               ---------------  --------------- ---------------
    Future net cash flows .....................................        9,760            8,098          17,858
    10% annual discount for estimated timing of cash flows.....       (4,826)          (3,176)         (8,002)
                                                               ---------------  --------------- ---------------
    Discounted net future cash flows...........................$       4,934    $       4,922   $       9,856
                                                               ===============  =============== ===============
December 31, 2002:
    Future cash flows..........................................$      26,049    $      10,964   $      37,013
    Future production costs....................................      (16,254)            (455)        (16,709)
    Future development costs...................................         (115)          (1,800)         (1,915)
    Future income tax expense..................................           --               --              --
                                                               ---------------  --------------- ---------------
    Future net cash flows .....................................        9,680            8,709          18,389
    10% annual discount for estimated timing of cash flows.....       (4,783)          (3,386)         (8,169)
                                                               ---------------  --------------- ---------------
    Discounted net future cash flows...........................$       4,897    $       5,323   $      10,220
                                                               ===============  =============== ===============

                        FX ENERGY, INC. AND SUBSIDIARIES
                            Supplemental Information
                                  --continued--

The principal sources of changes in SMOG are detailed below:
                                                                                 Year Ended December 31,
                                                                       --------------------------------------------
                                                                           2004            2003          2002
                                                                       -------------   ------------- --------------
                                                                                       (In thousands)
SMOG sources:
    Balance, beginning of year......................................   $     9,856     $     10,220    $     5,586
    Sale of oil and gas produced, net of production costs...........        (1,150)            (732)          (843)
    Net changes in prices and production costs......................         3,816              607          4,890
    Extensions and discoveries, net of future costs.................         4,135               --             --
    Changes in estimated future development costs...................          (638)            (321)          (251)
    Previously estimated development costs incurred during the year.           588              191            586
    Revisions in previous quantity estimates........................          (211)              26            270
    Accretion of discount...........................................           986            1,022            559
    Net change in income taxes......................................            --               --             --
    Changes in rates of production and other........................           843           (1,157)          (577)
                                                                       -------------   ------------- --------------
        Balance, end of year........................................   $    18,225     $      9,856    $    10,220
                                                                       =============   ============= ==============

                                      F-30