Form 10-Q
period 2005-03-31
FX ENERGY INC
filed 2005-05-10
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


                          Commission File No. 000-25386


                                 FX ENERGY, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             NEVADA                                               87-0504461
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)


                         3006 Highland Drive, Suite 206
                           Salt Lake City, Utah 84106
              ----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (801) 486-5555
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of May 5, 2005, was 34,648,370.

                        FX ENERGY, INC. AND SUBSIDIARIES
               Form 10-Q for the Three Months Ended March 31, 2005



                                TABLE OF CONTENTS


  Item                                                                      Page
  ----                                                                      ----
                          Part I. Financial Information

   1     Financial Statements
             Consolidated Balance Sheets..................................... 3
             Consolidated Statements of Operations and Comprehensive Loss.... 5
             Consolidated Statements of Cash Flows........................... 6
             Notes to the Consolidated Financial Statements.................. 7
   2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................10
   3     Quantitative and Qualitative Disclosures about Market Risk..........14
   4     Controls and Procedures.............................................15

                           Part II. Other Information

   6     Exhibits............................................................16
   --    Signatures..........................................................16

                                  PART I--FINANCIAL INFORMATION

                                  ITEM 1. FINANCIAL STATEMENTS

                                FX ENERGY, INC. AND SUBSIDIARIES
                                   Consolidated Balance Sheets
                                           (Unaudited)
                                         (in thousands)

                                                                           March 31,        December 31,
                                                                             2005               2004
                                                                       ------------------ -----------------
ASSETS

Current assets:
  Cash and cash equivalents...........................................        $   1,815          $   3,784
  Marketable securities...............................................           30,550             32,321
  Accounts receivable:
    Accrued oil sales.................................................              421                335
    Joint interest and other receivables..............................            1,155              1,013
  Inventory...........................................................               95                 92
  Other current assets................................................              380                224
                                                                       ------------------ -----------------
    Total current assets..............................................           34,416             37,769
                                                                       ------------------ -----------------

Property and equipment, at cost:
  Oil and gas properties (successful efforts method):
    Proved............................................................           15,243             15,574
    Unproved..........................................................              434                355
    Other property and equipment......................................            4,041              3,992
                                                                       ------------------ -----------------
      Gross property and equipment....................................           19,718             19,921
    Less accumulated depreciation, depletion and amortization.........           (5,226)            (5,087)
                                                                       ------------------ -----------------
        Net property and equipment....................................           14,492             14,834
                                                                       ------------------ -----------------

Other assets:
  Certificates of deposit.............................................              356                356
  Other...............................................................                3                  3
                                                                       ------------------ -----------------
    Total other assets................................................              359                359
                                                                       ------------------ -----------------

Total assets..........................................................        $  49,267          $  52,962
                                                                       ================== =================



                                         -- Continued --

         The accompanying notes are an integral part of the consolidated financial statements.

                                                3

                                FX ENERGY, INC. AND SUBSIDIARIES
                                   Consolidated Balance Sheets
                                           (Unaudited)
                                         (in thousands)

                                         -- Continued --


                                                                             March 31,         December 31,
                                                                               2005                2004
                                                                        ----------------- ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................        $   1,109          $   2,436
  Accrued liabilities.................................................              194              1,556
                                                                        ----------------- ------------------
    Total current liabilities.........................................            1,303              3,992
                                                                        ----------------- ------------------

Long-term liabilities:
  Asset retirement obligation  .......................................              425                414
                                                                        ----------------- ------------------

    Total liabilities.................................................            1,728              4,406
                                                                        ----------------- ------------------

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized,
    no shares issued as of March 31, 2005 and December 31, 2004.......               --                 --
  Common stock, $0.001 par value, 100,000,000 shares
    authorized, 34,621,536 and 34,398,109 issued as of
    March 31, 2005 and December 31, 2004, respectively................               35                 34
  Additional paid-in capital..........................................          118,392            117,376
  Accumulated other comprehensive loss.................................            (482)              (339)
  Accumulated deficit.................................................          (70,406)           (68,515)
                                                                        ----------------- ------------------
    Total stockholders' equity........................................           47,539             48,556
                                                                        ----------------- ------------------

Total liabilities and stockholders' equity ...........................        $  49,267          $  52,962
                                                                        ================= ==================




               The accompanying notes are an integral part of the consolidated financial statements.

                                                     4

                                        FX ENERGY, INC. AND SUBSIDIARIES
                          Consolidated Statements of Operations and Comprehensive Loss
                                                   (Unaudited)
                                    (in thousands, except per share amounts)


                                                                        For the Three Months Ended March 31,
                                                                        ------------------------------------
                                                                                2005              2004
                                                                        ----------------- ------------------
Revenues:
  Oil  and gas sales..................................................         $     838         $     634
  Oilfield services...................................................                50               253
                                                                        ----------------- ------------------
    Total revenues....................................................               888               887
                                                                        ----------------- ------------------

Operating costs and expenses:
  Lease operating costs...............................................               629               384
  Geological and geophysical costs....................................               697               376
  Oilfield services costs.............................................                89               133
  Depreciation, depletion and amortization............................               164               137
  General and administrative costs (G&A)..............................             1,477               899
  Stock compensation (G&A)............................................                18                --
  Accretion expense...................................................                11                10
                                                                        ----------------- ------------------
    Total operating costs and expenses................................             3,085             1,939
                                                                        ----------------- ------------------

Operating loss........................................................            (2,197)           (1,052)
                                                                        ----------------- ------------------

Other income (expense):
  Interest and other income...........................................               306                21
                                                                        ----------------- ------------------
    Total other income (expense) .....................................               306                21
                                                                        ----------------- ------------------

Net loss..............................................................            (1,891)           (1,031)

Other comprehensive loss:
Decrease in market value of available for sale
  marketable securities...............................................              (143)               --
                                                                        ----------------- ------------------
Comprehensive loss....................................................         $  (2,034)        $  (1,031)
                                                                        ================= ==================

Basic and diluted net loss per common share...........................         $   (0.05)        $   (0.04)
                                                                        ================= ==================

Basic and diluted weighted average number
  of shares outstanding...............................................            34,523            27,431
                                                                        ================= ==================


         The accompanying notes are an integral part of the consolidated financial statements.

                                                    5

                                FX ENERGY, INC. AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows
                                           (Unaudited)
                                         (in thousands)



                                                                        For the Three Months Ended March 31,
                                                                        ------------------------------------
                                                                              2005              2004
                                                                        ----------------- ------------------
Cash flows from operating activities:

  Net loss...........................................................          $  (1,891)        $  (1,031)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Accretion expense..............................................                 11                10
      Depreciation, depletion and amortization.......................                164               137
      Stock issued for services......................................                166                 5
      Stock compensation (G&A).......................................                 18                --
  Increase (decrease) from changes in working capital items:
    Accounts receivable..............................................                 98              (315)
    Inventory........................................................                 (2)                2
    Other current assets.............................................                 31                (7)
    Accounts payable and accrued liabilities.........................               (574)              198
                                                                        ----------------- ------------------
      Net cash used in operating activities..........................             (1,979)           (1,001)
                                                                        ----------------- ------------------

Cash flows from investing activities:
  Additions to oil and gas properties................................             (2,189)             (265)
  Additions to other property and equipment..........................                (75)             (174)
  Additions to marketable securities.................................               (372)               --
  Proceeds from maturities of marketable securities..................              2,000                --
                                                                        ----------------- ------------------
    Net cash used in investing activities............................               (636)             (439)
                                                                        ----------------- ------------------

Cash flows from financing activities:
  Proceeds from exercise of stock options and warrants...............                646             1,875
                                                                        ----------------- ------------------
    Net cash provided by financing activities........................                646             1,875
                                                                        ----------------- ------------------
Increase (decrease) in cash and cash equivalents.....................             (1,969)              435
Cash and cash equivalents at beginning of period.....................              3,784            17,370
                                                                        ----------------- ------------------
Cash and cash equivalents at end of period...........................          $   1,815         $  17,805
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

                                                       6

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)



Note 1: Basis of Presentation

         The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and subsidiaries ("FX Energy" or the "Company"), the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy's annual report on Form 10-K for the year ended December 31, 2004, including the financial statements and notes thereto.

         The consolidated financial statements include the accounts of FX Energy and its wholly-owned subsidiaries and FX Energy's undivided interests in Poland. All significant intercompany accounts and transactions have been eliminated in consolidation. At March 31, 2005, FX Energy owned 100% of the voting stock of all of its subsidiaries.

Note 2: Net Income (Loss) Per Share

         Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants. Options to purchase 3,683,332 and 4,522,694 shares of common stock, at prices ranging from $2.40 to $10.25 per share with a weighted average exercise price of $5.50 and $4.11 per share, were outstanding at March 31, 2005 and 2004, respectively. Warrants to purchase 3,517,873 and 6,241,310 shares of common stock, at prices ranging from $3.60 to $3.75 per share with a weighted average exercise price of $3.65 and $3.70 per share, were outstanding at March 31, 2005 and 2004, respectively. No options or warrants were included in the computation of diluted net loss per share for the periods ended March 31, 2005 and 2004, because the effect would have been antidilutive.

Note 3: Income Taxes

         FX Energy recognized no income tax benefit from the net loss generated in the first three months of 2005 and 2004. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of exploration and development activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided.

Note 4: Business Segments

         FX Energy operates within two segments of the oil and gas industry: the exploration and production segment ("E&P") and the oilfield services segment. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes. Reportable business segment information for the three months ended March 31, 2005 and as of March 31, 2005, is as follows (in thousands):

                                                          Reportable Segments
                                                    --------------------------------      Non-
                                                                        Oilfield        Segmented
                                                         E&P            Services          Items           Total
                                                    ---------------  ---------------  --------------- ---------------
Three months ended March 31, 2005:
  Revenues.........................................       $   838         $    50          $      --        $    888
  Net loss(1,2)....................................          (578)            (93)            (1,220)         (1,891)

As of March 31, 2005:
  Identifiable net property and equipment(3).......        13,795             360                337          14,492
----------------

(1) E&P operating costs include $692 in geological and geophysical costs and $122 in general and administrative costs incurred in Poland.
(2) Net loss reconciling items include $1,477 of general and administrative costs, $18 of noncash stock compensation expense, $306 of other income, and $31 of corporate DD&A.
(3) Identifiable net property and equipment not associated with a segment consists of $337 of corporate office equipment, hardware and software.

Reportable business segment information for the three months ended March 31, 2004 and as of March 31, 2004, is as follows (in thousands):

                                                          Reportable Segments
                                                    --------------------------------       Non-
                                                                        Oilfield        Segmented
                                                         E&P            Services          Items           Total
                                                    ---------------  ---------------  --------------- ---------------
Three months ended March 31, 2004:
  Revenues.........................................       $   634         $   253          $      --        $    887
  Net income (loss)(1,2)...........................          (196)             49               (884)         (1,031)

As of March 31, 2004:
  Identifiable net property and equipment(3).......         4,588             535                252           5,375
---------------

(1) E&P operating costs include $376 in geological and geophysical costs, $3 in lease operating costs, and $84 in general and administrative costs incurred in Poland.
(2) Net loss reconciling items include $899 of general and administrative expenses, $21 of other income, and $6 of corporate DD&A.
(3) Identifiable net property and equipment not associated with a segment consists of $252 of corporate office equipment, hardware and software.

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

         Had compensation cost for the Company's stock options been recognized based on the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended, the Company's net earnings and earnings per share for the periods ended March 31, 2005 and 2004, would have been as follows (in thousands):

                                                                                 2005           2004
                                                                             -------------  -------------
         Net loss:
         Net loss, as reported..............................................   $ (1,891)      $ (1,031)
         Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related
         tax effects........................................................       (493)          (250)
                                                                             -------------  -------------
              Pro forma net loss............................................   $ (2,384)      $ (1,281)
                                                                             =============  =============
         Basic and diluted net loss per share:
              As reported...................................................   $  (0.05)      $  (0.04)
              Pro forma.....................................................      (0.07)         (0.05)

Note 6: Stockholders' Equity

         During the first three months of 2005, warrant holders exercised warrants for 35,500 shares of common stock, resulting in proceeds to the Company of $133,000. In addition, during the first three months of 2005, option holders exercised options for a total of 183,401 shares, resulting in additional proceeds of $513,000.

Note 7: Investments

         The cost and estimated market value of marketable securities at March 31, 2005, are as follows (in thousands):

                                                           Gross      Estimated
                                                        Unrealized      Market
                                             Cost          Losses        Value
                                         -----------  ------------  ------------
         Marketable securities........      $31,032       $ (482)      $ 30,550

         The investments consist primarily of U.S. government agency bonds and notes, whose value fluctuates with changes in interest rates. The investments decreased in value during the quarter ended March 31, 2005. The Company believes the gross unrealized losses are temporary. The investments have been classified as available-for-sale, and are reported at fair value with unrealized gains and losses, if any, recorded as a component of other comprehensive loss.

Note 8: Gain and Loss Contingencies

         Throughout the Company's operating history in Poland, it has been unable to obtain a refund of most of the value-added taxes paid in connection with goods and services purchased (Input VAT). Polish tax laws have restricted the refund of Input VAT for exploration activities to concession holders. In the Company's case, the Polish Oil and Gas Company, or POGC, has traditionally been the concession holder, while the Company is a working interest owner by virtue of its agreements with POGC.

         During 2004, Poland joined the European Union. In connection with this activity, certain tax laws have changed, and the Company believes it may now be entitled to obtain a refund of some or all of the Input VAT paid since 1998.

         In April 2005, the Company filed a refund application for approximately
13.7 million Polish zlotys (equal to approximately $4.1 million at current exchange rates). The review and refund process may take up to 180 days from the date the refund application is filed. Should the Company be successful in reclaiming its historical Input VAT, the Company would reduce capital costs for the related Input VAT, and record a gain for the Input VAT related to past geological, geophysical, and other costs.

         During the first quarter of 2005, POGC applied approximately $1.3 million in unused cash call proceeds against the Company's outstanding accrued liability related to its spending commitments in the Fences I area. There was a corresponding reduction in previously capitalized costs. The Company continues to work towards a formal settlement of the financial issues surrounding its Fences I commitment, including the retention of the Kleka 11 well, past gas sales that are owed to the Company, and other items. Once the settlement is finalized, the Company will begin accruing its share of gas sales from the Kleka 11 well. The Company will recognize a gain or loss on the settlement depending on whether the final amounts agreed to with POGC are less than or greater than the $1.3 million liability.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations by Business Segment

         We operate within two segments of the oil and gas industry: the exploration and production segment, or E&P, and the oilfield services segment. Depreciation, depletion and amortization costs, or DD&A, and general and administrative costs, or G&A, directly associated with their respective segments are detailed within the following discussion. G&A, interest income, other income, and other costs that are not allocated to individual operating segments for management or segment reporting purposes, are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and the information regarding nonsegmented items for the three months ended March 31, 2005 and 2004, follows.

Quarter Ended March 31, 2005, Compared to the Same Period of 2004

         Exploration and Production Segment

         Our oil and gas revenues are comprised primarily of oil production in the United States. A summary of the percentage change in oil revenues, average prices and production for the first quarter of 2005 and 2004, from year to year, is set forth in the following table:

                                                       Quarter Ended March 31,
                                                      --------------------------
                                                          2005            2004
                                                      ------------  ------------
     Revenues......................................... $ 838,000       $ 634,000
       Percent change versus prior year's quarter.....       32%              4%

     Average price per barrel of oil ................. $   40.87       $   30.44
       Percent change versus prior year's quarter.....       34%              4%

     Production volumes (barrels of oil)..............    20,507          20,823
       Percent change versus prior year's quarter.....       -2%              0%

         Oil Revenues. Oil revenues were $838,000 during the first quarter of 2005, a 32% increase compared to the same period of 2004. During the first quarter of 2005, our average oil prices rose 34%, from $30.44 per barrel in 2004 to $40.87 per barrel in 2005, while oil production quantities decreased by 2%. Oil revenues in 2005 increased from 2004 levels by approximately $214,000 due to higher oil prices, offset by approximately $10,000 related to production declines.

         Lease Operating Costs. Lease operating costs were $629,000 during the first quarter of 2005, an increase of $245,000, or 64%, compared to the same period of 2004. Higher oil revenues have allowed us to workover and recomplete several wells in Montana, which increased our operating costs by approximately $120,000. In addition, the higher oil revenues in 2005 resulted in higher value-based production taxes of approximately $95,000.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $697,000 during the first quarter of 2005, compared to $376,000 during the same period of 2004, an increase of 85%. The successful completion of financing activities in prior years has given us the funds necessary to increase both the amount and pace of our exploration activities in Poland in 2005. These activities consisted primarily of seismic acquisition, reprocessing and reinterpretation.

         DD&A Expense - Exploration and Production. DD&A expense for producing properties was $79,000 for the first quarter of 2005, an increase of 32% compared to $60,000 during the same period of 2004. Essentially all of the increase in DD&A is associated with higher property costs incurred in 2004 and 2005.

         Accretion Expense. Accretion expense for both years reflects the increase in our Asset Retirement Obligation under SFAS 143, and was essentially flat from 2004 to 2005.

         Oilfield Services Segment

         Oilfield Services Revenues. Oilfield services revenues were $50,000 during the first quarter of 2005, a decrease of $203,000 compared to $253,000 for the first quarter of 2004. During most of the first quarter of 2005, our drilling rig was idle due to winter weather. Drilling activity where we operate was unusually high during the first quarter of 2004. Oilfield servicing revenues were generated primarily by performing drilling services for third-party companies. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties, and other factors.

         Oilfield Services Costs. Oilfield services costs were $89,000 during the first quarter of 2005, down from the $133,000 incurred in the same period of 2004, reflecting the decreased pace of drilling activities this year. Oilfield services costs will also continue to fluctuate period to period based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties, and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $53,000 during the first quarter of 2005, compared to $71,000 during the same period of 2004. The quarter to quarter decrease was primarily due to capital additions from prior years being fully depreciated during 2004.

         Nonsegmented Information

         G&A Costs. G&A costs were $1,495,000 during the first quarter of 2005, compared to $899,000 during the first quarter of 2004, an increase of $596,000, or 66%. Approximately $154,000 of the increase is related to higher accounting fees associated with Sarbanes-Oxley compliance; $205,000 of the increase is related to higher salary costs associated with our higher headcount, and approximately $218,000 of the increase is related to higher consulting fees. As we increase the pace and scope of our exploration activities in Poland, we are engaging the services of additional consultants to assist in our efforts.

         Interest and Other Income. Interest and other income was $306,000 during the first quarter of 2005, an increase of $285,000 compared to $21,000 during the same period of 2004. The increase was a reflection of higher cash balances available for investment and higher interest rates.

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

         Working Capital (current assets less current liabilities). Our working capital was $33,113,000 as of March 31, 2005, a decrease of $664,000 from our working capital at December 31, 2004, of $33,777,000. As of March 31, 2005, our cash and cash equivalents and marketable securities totaled approximately $32.7 million. We have no outstanding long-term debt. We believe that we have adequate cash resources to fund our planned exploration and overhead costs through the end of 2006.

         Operating Activities. Net cash used in operating activities was $1,979,000 during the first quarter of 2005, an increase of $978,000 compared to $1,001,000 in net cash used during the same period of 2004. The increase in cash used is a direct reflection of our increased exploration activities and higher geological and geophysical costs in Poland, higher overhead costs, and significant reductions in our current liabilities.

         Investing Activities. During the first quarter of 2005, we spent $636,000 in investing activities. We received proceeds of $2,000,000 from the maturities of marketable securities, purchased marketable securities of $372,000, used $1,076,000 to pay accounts payable related to prior-year capital costs, used $958,000 for current year capital additions in Poland and $155,000 related to our proved properties in the United States, and used $75,000 for capital additions in our office and drilling equipment. We spent $439,000 in investing activities during the first quarter of 2004, including $118,000 related to our proved properties in the United States, $107,000 in Polish concession costs, $174,000 for office and drilling equipment, and $40,000 for undeveloped leasehold costs in the United States.

         Financing Activities. During the first quarter of 2005, option and warrant holders exercised options and warrants for a total of 219,000 shares, resulting in proceeds to us of $646,000. During the first quarter of 2004, option holders exercised options for a total of 331,000 shares, resulting in proceeds to us of $1,875,000.

New Accounting Pronouncements

         In December 2004, the FASB issued a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," SFAS No. 123-R, "Share-Based Payment." SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. The FASB recently delayed the implementation date for this statement, and we now expect to adopt SFAS No. 123-R effective January 1, 2006, using the modified prospective application with no restatement of prior periods.

         In April 2005, the FASB issued FSP FAS 19-1, "Accounting for Suspended Well Costs," which we adopted effective January 1, 2005. This FSP amends SFAS No. 19 to allow continued capitalization when (a) the well has found a sufficient quantity of reserves to justify proceeding with the project plan, and
(b) the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project, which may include more than one exploratory well if the reserves are intended to be extracted in a single integrated operation. The FSP also requires increased disclosures, which are included in our December 31, 2004 Form 10-K. Adoption of this rule did not impact our consolidated net loss in the first quarter of 2005. If this FSP had been applied to 2004, it would not have impacted our net loss for that year.

         We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations or financial position. Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future financial position or results of operations.

Critical Accounting Policies

         A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements contained in our annual report on Form 10-K for the year ended December 31, 2004. We believe the application of these accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial condition and cash flows.

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

         Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as the future timing and results of drilling individual wells and other exploration and development activities; future variations in well performance as compared to initial test data; future events that may result in the need for additional capital; the prices at which we may be able to sell oil or gas; fluctuations in prevailing prices for oil and gas; uncertainties of certain terms to be determined in the future relating to our oil and gas interests, including exploitation fees, royalty rates and other matters; future drilling and other exploration schedules and sequences for various wells and other activities; uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Poland; the cost of additional capital that we may require and possible related restrictions on our future operating or financing flexibility; our future ability to attract strategic participants to share the costs of exploration, exploitation, development and acquisition activities; and future plans and the financial and technical resources of strategic participants.

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

Foreign Currency Risk

         We have entered into various agreements in Poland denominated in the Polish zloty. The Polish zloty is subject to exchange rate fluctuations that are beyond our control. We do not currently engage in hedging transactions to protect ourselves against foreign currency risks, nor do we intend to do so in the foreseeable future; however, we have decided to reduce currency risk by transferring dollars to zlotys on or about the occasion of making any significant commitment payable in Polish currency.

                         ITEM 4. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2005, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.

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

                           PART II--OTHER INFORMATION

                                ITEM 6. EXHIBITS

         The following exhibits are filed as a part of this report:

  Exhibit
  Number*   Title of Document                                        Location
----------- -------------------------------------------------------- -----------

 Item 31    Rule 13a-14(a)/15d-14(a) Certifications
----------- -------------------------------------------------------- -----------
  31.01     Certification of Chief Executive Officer Pursuant to       Attached
            Rule 13a-14

  31.02     Certification of Chief Financial Officer Pursuant to       Attached
            Rule 13a-14

 Item 32    Section 1350 Certifications
----------- -------------------------------------------------------- -----------
  32.01     Certification of Chief Executive Officer Pursuant to       Attached
            18 U.S.C. Section 1350, as Adopted Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002

  32.02     Certification of Chief Financial Officer Pursuant to       Attached
            18 U.S.C. Section 1350, as Adopted Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002
--------------------

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

                                                 FX ENERGY, INC.
                                                     (Registrant)


Date:  May 10, 2005                              By  /s/ David N. Pierce
                                                     ---------------------------
                                                     David N. Pierce, President,
                                                     Chief Executive Officer


Date:  May 10, 2005                              By  /s/ Thomas B. Lovejoy
                                                     ---------------------------
                                                     Thomas B. Lovejoy,
                                                     Chief Financial Officer