Form 10-Q
period 2005-06-30
FX ENERGY INC
filed 2005-08-08
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


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

                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of August 5, 2005, was 34,679,204.

                        FX ENERGY, INC. AND SUBSIDIARIES
             Form 10-Q for the Quarterly Period Ended June 30, 2005



                                TABLE OF CONTENTS


  Item                                                                      Page
  ----                                                                      ----
                          Part I. Financial Information

   1     Financial Statements
             Consolidated Balance Sheets....................................  3
             Consolidated Statements of Operations and Comprehensive Loss...  5
             Consolidated Statements of Cash Flows..........................  6
             Notes to the Consolidated Financial Statements.................  7
   2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................ 11
   3     Quantitative and Qualitative Disclosures about Market Risk......... 17
   4     Controls and Procedures............................................ 17

                           Part II. Other Information

   4     Submission of Matters to a Vote of Security Holders................ 18
   6     Exhibits........................................................... 19
   --    Signatures......................................................... 19

                                  PART I--FINANCIAL INFORMATION

                                  ITEM 1. FINANCIAL STATEMENTS

                                FX ENERGY, INC. AND SUBSIDIARIES
                                   Consolidated Balance Sheets
                                           (Unaudited)
                                         (in thousands)

                                                                              June 30,        December 31,
                                                                                2005              2004
                                                                       ------------------ -----------------
ASSETS

Current assets:
  Cash and cash equivalents...........................................      $     1,469       $      3,784
  Marketable securities...............................................           28,161             32,321
  Accounts receivable:
    Accrued oil sales.................................................              416                335
    Joint interest and other receivables..............................            1,369              1,013
  Inventory...........................................................               97                 92
  Other current assets................................................              225                224
                                                                       ------------------ -----------------
    Total current assets..............................................           31,737             37,769
                                                                       ------------------ -----------------

Property and equipment, at cost:
  Oil and gas properties (successful efforts method):
    Proved............................................................           16,292             15,574
    Unproved..........................................................              442                355
    Other property and equipment......................................            4,179              3,992
                                                                       ------------------ -----------------
      Gross property and equipment....................................           20,913             19,921
    Less accumulated depreciation, depletion and amortization.........           (5,280)            (5,087)
                                                                       ------------------ -----------------
      Net property and equipment......................................           15,633             14,834
                                                                       ------------------ -----------------

Other assets:
  Certificates of deposit.............................................              356                356
  Other...............................................................                3                  3
                                                                       ------------------ -----------------
    Total other assets................................................              359                359
                                                                       ------------------ -----------------

Total assets..........................................................      $    47,729       $     52,962
                                                                       ================== =================



                                                -- Continued --

         The accompanying notes are an integral part of the consolidated financial statements.

                                                       3

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                   (Unaudited)
                                        (in thousands, except share data)

                                                 -- Continued --


                                                                             June 30,        December 31,
                                                                               2005              2004
                                                                        ----------------- ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................      $       715       $      2,436
  Accrued liabilities.................................................              217              1,556
                                                                        ----------------- ------------------
    Total current liabilities.........................................              932              3,992
                                                                        ----------------- ------------------

Long-term liabilities:
  Asset retirement obligation  .......................................              437                414
                                                                        ----------------- ------------------

    Total liabilities.................................................            1,369              4,406
                                                                        ----------------- ------------------

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized, no
    shares issued as of June 30, 2005 and December 31, 2004...........               --                 --
  Common stock, $0.001 par value, 100,000,000 shares authorized,
    34,669,520 and 34,398,109 issued as of June 30, 2005 and
    December 31, 2004, respectively...................................               35                 34
  Additional paid-in capital..........................................          118,626            117,376
  Accumulated other comprehensive loss................................             (325)              (339)
  Accumulated deficit.................................................          (71,976)           (68,515)
                                                                        ----------------- ------------------
    Total stockholders' equity........................................           46,360             48,556
                                                                        ----------------- ------------------

Total liabilities and stockholders' equity ...........................      $    47,729       $     52,962
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

                                                   4

                                        FX ENERGY, INC. AND SUBSIDIARIES
                          Consolidated Statements of Operations and Comprehensive Loss
                                                   (Unaudited)
                                    (in thousands, except per share amounts)


                                                            For the three months              For the six months
                                                               ended June 30,                   ended June 30,
                                                      --------------------------------- --------------------------------
                                                           2005             2004             2005            2004
                                                      ---------------- ---------------- --------------- ----------------
Revenues:
  Oil and gas sales.................................   $         898    $         693    $       1,736   $       1,327
  Oilfield services................................              105               57              155             310
                                                      ---------------- ---------------- --------------- ----------------
    Total revenues..................................           1,003              750            1,891           1,637
                                                      ---------------- ---------------- --------------- ----------------

Operating costs and expenses:
  Lease operating expenses..........................             600              428            1,229             811
  Geological and geophysical costs..................             518              837            1,215           1,213
  Oilfield services costs...........................              98              130              187             262
  Depreciation, depletion and amortization (DD&A)...             176              152              340             290
  Accretion expense.................................              11               10               22              21
  Stock compensation (G&A)..........................              20            5,829               38           5,829
  General and administrative (G&A)..................           1,304            1,195            2,781           2,094
                                                      ---------------- ---------------- --------------- ----------------
    Total operating costs and expenses..............           2,727            8,581            5,812          10,520
                                                      ---------------- ---------------- --------------- ----------------

Operating loss......................................          (1,724)          (7,831)          (3,921)         (8,883)
                                                      ---------------- ---------------- --------------- ----------------

Other income (expense):
  Interest and other income (expense), net..........             154               95              460             117
                                                      ---------------- ---------------- --------------- ----------------
    Total other income (expense)....................             154               95              460             117
                                                      ---------------- ---------------- --------------- ----------------

Net loss                                                      (1,570)          (7,736)          (3,461)         (8,766)

Other comprehensive income (loss)
Increase (decrease) in market value of
  available for sale marketable securities..........             157             (123)              14            (123)
                                                      ---------------- ---------------- --------------- ----------------
Comprehensive loss                                     $      (1,413)   $      (7,859)   $      (3,447)  $      (8,889)
                                                      ================ ================ =============== ================

Basic and diluted net loss per common share.........   $       (0.05)   $       (0.26)  $        (0.10)  $       (0.31)
                                                      ================ ================ =============== ================

Basic and diluted weighted average number of
  shares outstanding................................          34,643           29,710           34,583          28,570
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

                                                               5

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)
                                                 (in thousands)



                                                                         For the Six Months Ended June 30,
                                                                        ------------------------------------
                                                                                2005              2004
                                                                        ----------------- ------------------
Cash flows from operating activities:
  Net loss...........................................................      $      (3,461)    $      (8,766)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Accretion expense..............................................                 22                21
      Depreciation, depletion and amortization.......................                340               290
      Stock issued for services......................................                263               104
      Stock compensation (G&A).......................................                 37             5,829
      Loss on asset disposal.........................................                 18                 1
  Increase (decrease) from changes in working capital items:
    Accounts receivable..............................................               (111)             (220)
    Inventory........................................................                 (4)               (8)
    Other current assets.............................................                124                86
    Accounts payable and accrued liabilities.........................               (944)               (6)
                                                                        ----------------- ------------------
      Net cash used in operating activities..........................             (3,716)           (2,669)
                                                                        ----------------- ------------------

Cash flows from investing activities:
  Additions to oil and gas properties................................             (3,246)             (391)
  Additions to other property and equipment..........................               (353)             (302)
  Additions to marketable securities.................................               (326)          (28,392)
  Proceeds from maturities of marketable securities..................              4,500                --
  (Increase) decrease in other assets................................                 --                (3)
                                                                        ----------------- ------------------
    Net cash provided by (used in) investing activities..............                575           (29,088)
                                                                        ----------------- ------------------

Cash flows from financing activities:
  Proceeds from exercise of stock options and warrants...............                826             1,879
  Proceeds from common stock offering, net...........................                 --            14,348
                                                                        ----------------- ------------------
    Net cash provided by financing activities........................                826            16,227
                                                                        ----------------- ------------------
Decrease in cash and cash equivalents................................             (2,315)          (15,530)
Cash and cash equivalents at beginning of period.....................              3,784            17,371
                                                                        ----------------- ------------------
Cash and cash equivalents at end of period...........................      $       1,469     $       1,841
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

                                                       6

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)



Note 1: Basis of Presentation

         The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy's annual report on Form 10-K for the year ended December 31, 2004, and Form 10-Q for the quarter ended March 31, 2005, including the financial statements and notes thereto.

         The consolidated financial statements include the accounts of FX Energy and its wholly-owned subsidiaries and FX Energy's undivided interests in Poland. All significant intercompany accounts and transactions have been eliminated in consolidation. At June 30, 2005, FX Energy owned 100% of the voting stock of all of its subsidiaries.

Note 2: Net Income (Loss) Per Share

         Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants. Options to purchase 3,642,332 and 3,426,649 shares of common stock, at prices ranging from $2.40 to $10.65 per share with a weighted average exercise price of $5.53 and $4.34 per share, were outstanding at June 30, 2005 and 2004, respectively. Warrants to purchase 3,517,873 and 6,231,410 shares of common stock, at prices ranging from $3.60 to $3.75 per share with a weighted average exercise price of $3.65 and $3.70 per share, were outstanding at June 30, 2005 and 2004, respectively. No options or warrants were included in the computation of diluted net loss per share for the periods ended June 30, 2005 and 2004, because the effect would have been antidilutive.

Note 3: Income Taxes

         FX Energy recognized no income tax benefit from the net loss generated in the first six months of 2005 and 2004. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of exploration and development activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided.

Note 4: Business Segments

         FX Energy operates within two segments of the oil and gas industry: the exploration and production segment ("E&P") and the oilfield services segment. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes. Reportable business segment information for the three months ended June 30, 2005, the six months ended June 30, 2005, and as of June 30, 2005, is as follows (in thousands):

                                                          Reportable Segments
                                                    --------------------------------        Non-
                                                                        Oilfield         Segmented
                                                        E&P(1)          Services          Items(2)          Total
                                                    ---------------  ---------------  --------------- ---------------
Three months ended June 30, 2005:
  Revenues.........................................    $      898      $      105         $       --      $    1,003
  Net loss(1, 2)...................................          (322)            (49)            (1,199)         (1,570)

Six months ended June 30, 2005:
  Revenues.........................................    $    1,736      $      155         $       --      $    1,891
  Net loss(1, 2)...................................          (892)           (143)            (2,426)         (3,461)

As of June 30, 2005:
  Identifiable net property and equipment(3).......    $   14,770      $      510         $      352      $   15,632
----------------

(1) E&P operating costs for the second quarter include $517 in geological and geophysical costs, $1 in lease operating costs, and $122 in general and administrative costs incurred in Poland. E&P operating costs for the first six months include $1,209 in geological and geophysical costs, $1 in lease operating costs, and $244 in general and administrative costs incurred in Poland.
(2) Net loss reconciling items for the second quarter include $1,304 of general and administrative costs, $11 of non-cash stock compensation expense, $153 of other income, and $37 of corporate DD&A. Net loss reconciling items for the first six months include $2,781 of general and administrative costs, $38 of non-cash stock compensation expense, $460 of other income, and $67 of corporate DD&A.
(3) Identifiable net property and equipment includes $352 of corporate office equipment, hardware and software.

Reportable business segment information for the three months ended June 30, 2004, the six months ended June 30, 2004, and as of June 30, 2004, is as follows (in thousands):

                                                          Reportable Segments
                                                    --------------------------------        Non-
                                                                        Oilfield         Segmented
                                                        E&P(1)          Services          Items(2)          Total
                                                    ---------------  ---------------  --------------- ---------------
Three months ended June 30, 2004:
  Revenues.........................................    $      694      $       56         $       --      $      750
  Net loss(1, 2)...................................          (643)           (147)            (6,946)         (7,736)

Six months ended June 30, 2004:
  Revenues.........................................    $    1,327      $      310         $       --      $    1,637
  Net loss(1, 2)...................................          (839)            (95)            (7,832)         (8,766)

As of June 30, 2004:
  Identifiable net property and equipment(3).......    $    5,029      $      474         $      349      $    5,853
----------------

(1) E&P operating costs for the second quarter include $831 in geological and geophysical costs, $2 in lease operating costs, and $30 in general and administrative costs incurred in Poland. E&P operating costs for the first six months include $1,154 in geological and geophysical costs, $5 in lease operating costs, and $114 in general and administrative costs incurred in Poland.
(2) Net loss reconciling items for the second quarter include $1,195 of general and administrative costs, $5,829 of non-cash stock compensation expense, $95 of other income, and $17 of corporate DD&A. Net loss reconciling items for the first six months include $2,094 of general and administrative costs, $5,829 of non-cash stock compensation expense, $117 of other income, and $26 of corporate DD&A.
(3) Identifiable net property and equipment includes $349 of corporate office equipment, hardware and software.

Note 5: Stock-based Compensation

         The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. Non-employee stock-based compensation is accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-based Compensation," as amended.

         Had compensation cost for the Company's stock options been recognized based on the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended, the Company's net earnings and earnings per share for the periods ended June 30, 2005 and 2004, would have been as follows (in thousands):

                                                          For the three months ended     For the six months ended
                                                                   June 30,                      June 30,
                                                          ----------------------------  ----------------------------
                                                              2005           2004           2005           2004
                                                                  (in thousands, except for per share data)
Net loss:
Net loss, as reported....................................  $  (1,570)     $  (7,736)     $  (3,461)      $  (8,766)
Add: Stock-based employee compensation expense included
  in reported net loss...................................         --          5,820             --           5,820
Less: Total stock-based employee compensation expense
  determined under the fair value based method for all
  awards.................................................       (498)          (277)          (991)           (527)
                                                          -------------  -------------  -------------  -------------
     Pro forma net income loss...........................   $ (2,068)     $  (2,193)     $  (4,452)      $  (3,473)
                                                          =============  =============  =============  =============
Basic and diluted net loss per share:
     As reported.........................................  $   (0.05)     $   (0.26)     $   (0.10)      $   (0.31)
     Pro forma...........................................  $   (0.06)     $   (0.27)     $   (0.13)      $   (0.33)

         During the second quarter of 2004, two of the Company's officers exercised options to acquire a total of approximately 660,000 shares of FX Energy common stock, at an exercise price of $3.00 per share, by canceling options to purchase approximately 340,000 shares and applying the option equity to pay the exercise price on the options exercised. The ten-year options were due to expire on June 9, 2004. In connection with this cashless exercise, the Company recorded a stock compensation charge in the amount of approximately $5.8 million in the second quarter, which was equal to the difference between the exercise price and fair value of the options on the date of exercise, and a corresponding increase in additional paid-in capital. This non-cash transaction had no impact on the Company's working capital, cash flows or stockholders' equity. There were no corresponding transactions in 2005.

Note 6: Stockholders' Equity

         During the first six months of 2005, warrant holders exercised warrants to purchase 35,500 shares of common stock, resulting in proceeds to the Company of $133,000. In addition, during the first six months of 2005, option holders exercised options to purchase 227,734 shares, resulting in additional proceeds of $693,000.

         During the first six months of 2004, the Company completed a registered offering of 2,152,778 shares of common stock, resulting in proceeds after offering costs of $14.3 million. In addition, during the first six months of 2004, nonexecutive option holders exercised options to purchase 331,000 shares, resulting in additional proceeds of $1,879,000.

Note 7: Investments

         The cost and estimated market value of marketable securities at June 30, 2005, are as follows (in thousands):

                                                          Gross      Estimated
                                                       Unrealized      Market
                                              Cost       Losses        Value
                                           ----------  -----------  -----------
         Marketable securities..........    $ 28,486     $ (325)      $ 28,161

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

         In April 2005, the Company filed a refund application for approximately
13.7 million Polish zlotys (equal to approximately $4.1 million at June 30, 2005 exchange rates). We estimate that the review and refund process may take up to approximately 180 days from the date the refund application was filed. Should the Company be successful in reclaiming its Input VAT paid in prior periods, the Company would reduce capital costs for the related Input VAT, and record a gain for the Input VAT related to past geological, geophysical, and other costs.

         During the first half of 2005, POGC applied approximately $1.3 million in unused cash-call proceeds against the Company's outstanding accrued liability related to its spending commitments in the Fences I area. There was a corresponding reduction in previously capitalized costs. The Company continues to work towards a formal settlement of the financial issues surrounding its Fences I commitment, including the retention of the Kleka 11 well, past gas sales that are owed to the Company, and other items. Once the settlement is finalized, the Company will begin accruing its share of gas sales from the Kleka 11 well. The Company will recognize a gain or loss on the settlement depending on whether the final amounts agreed to with POGC are less than or greater than the $1.3 million liability.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations by Business Segment

         We operate within two segments of the oil and gas industry: the exploration and production segment, or E&P, and the oilfield services segment. Depreciation, depletion and amortization costs, or DD&A, and general and administrative costs, or G&A, directly associated with the respective segments are detailed within the following discussion. G&A, interest income, other income and other costs that are not allocated to individual operating segments for management or segment reporting purposes, are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and the information regarding nonsegmented items for the three months and six months ended June 30, 2005 and 2004, follows.

Quarter Ended June 30, 2005, Compared to the Same Period of 2004

         Exploration and Production Segment

         Our oil and gas revenues are comprised primarily of oil production in the United States. A summary of the percentage change in oil revenues, average prices and production volumes for the second quarters of 2005 and 2004 is set forth in the following table:

                                                              Quarter Ended June 30,
                                                          ------------------------------
                                                              2005            2004
                                                          --------------  --------------
         Revenues........................................    $ 898,000       $ 694,000
           Percent change versus prior year's quarter....         +29%            +37%

         Average price per barrel of oil ................      $ 44.22         $ 33.49
           Percent change versus prior year's quarter....         +32%            +41%

         Production volumes (barrels of oil).............       20,318          20,710
           Percent change versus prior year's quarter....          -2%             -3%

         Oil Revenues. Oil revenues were $898,000 during the second quarter of 2005, a 29% increase compared to the same period of 2004. During the second quarter of 2005, our average oil prices rose 32%, from $33.49 per barrel in 2004 to $44.22 per barrel in 2005, while oil production quantities decreased by 2%. Oil revenues in 2005 increased from 2004 levels by approximately $218,000 due to higher oil prices, offset by approximately $14,000 related to production declines.

         Lease Operating Expenses. Lease operating expenses were $600,000 during the second quarter of 2005, an increase of $172,000, or 40%, compared to the same period of 2004. Higher oil revenues have allowed us to work over and recomplete several wells in Montana, which increased our operating costs by approximately $130,000. In addition, the higher oil revenues in 2005 resulted in higher value-based production taxes of approximately $26,000.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $518,000 during the second quarter of 2005, compared to $837,000 during the same period of 2004, a decrease of 38%. These activities consisted primarily of seismic acquisition, reprocessing and reinterpretation in Poland.

         DD&A Expense - Exploration and Production. DD&A expense for producing properties was $82,000 for the second quarter of 2005, an increase of 32% compared to $62,000 during the same period of 2004. Essentially all of the increase in DD&A is associated with higher property costs incurred in 2004 and 2005.

         Accretion Expense. Accretion expense for both years reflects the increase in our Asset Retirement Obligation under SFAS 143, and was essentially flat from 2004 to 2005.

         Oilfield Services Segment

         Oilfield Services Revenues. Oilfield services revenues were $105,000 during the second quarter of 2005, an increase of $48,000 compared to $57,000 for the second quarter of 2004. Oilfield servicing revenues were generated primarily by performing drilling services for third-party companies. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties, and other factors.

         Oilfield Services Costs. Oilfield services costs were $98,000 during the second quarter of 2005, down from the $130,000 incurred in the same period of 2004, reflecting a decrease from the prior year in the repair costs for certain equipment. Oilfield services costs will also continue to fluctuate period to period based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties, and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $56,000 during the second quarter of 2005, compared to $73,000 during the same period of 2004. The quarter-to-quarter decrease was primarily due to capital additions from prior years being fully depreciated during 2004.

         Nonsegmented Information

         G&A Costs. G&A costs were $1,304,000 during the second quarter of 2005, compared to $1,195,000 during the second quarter of 2004, an increase of $109,000, or 9%. Approximately $37,000 of the increase is related to higher accounting fees associated with Sarbanes-Oxley compliance; $25,000 of the increase is related to higher insurance costs, and approximately $45,000 of the increase is related to higher consulting fees. As we increase the pace and scope of our exploration activities in Poland, we are engaging the services of additional consultants to assist in our efforts.

         Stock Compensation Expense. During the second quarter of 2004, we recorded a stock compensation charge in the amount of approximately $5.8 million in connection with the cashless exercise of certain stock options as described in Note 5 to the financial statements. There were no corresponding transactions in 2005.

         Interest and Other Income. Interest and other income was $153,000 during the second quarter of 2005, an increase of $58,000 compared to $95,000 during the same period of 2004. The increase was a reflection of higher cash balances available for investment and higher interest rates.

     Comparison of the First Half of 2005 to the First Half of 2004

         Exploration and Production

         Our oil and gas revenues are comprised of oil production in the United States. A summary of the percentage change in oil revenues, average price and production volumes for the first halves of 2005 and 2004 is set forth in the following table:

                                                       Six Months Ended June 30,
                                                      --------------------------
                                                         2005            2004
                                                      -------------  -----------
Revenues............................................. $1,736,000      $1,327,000
    Percent change versus prior year's period........       +31%            +19%

Average price (per barrel of oil)....................   $  42.53        $  31.96
    Percent change versus prior year's period........       +33%            +21%

Production volumes (barrels of)......................     40,825          41,533
    Percent change versus prior year's period........        -2%             -2%

         Oil Revenues. Oil revenues were $1,736,000 during the first half of 2005, a 31% increase compared to the same period of 2004. During the first half of 2005, our average oil prices were 33% higher than in the same period of the prior year, while oil production quantities declined by 2%. Oil revenues in 2005 increased from 2004 levels by approximately $432,000 due to higher oil prices, offset by approximately $23,000 related to production declines.

         Lease Operating Expenses. Lease operating expenses were $1,229,000 during the first half of 2005, an increase of 52% compared to $811,000 during the same period of 2004. Higher oil revenues have allowed us to work over and recomplete several wells in Montana, which increased our operating costs by approximately $250,000. In addition, the higher oil revenues in 2005 resulted in higher value-based production taxes of approximately $120,000.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $1,215,000 during the first half of 2005, essentially flat compared to $1,213,000 during the same period of 2004. Expenses for both periods were composed primarily of seismic acquisition, reprocessing, and reinterpretation in Poland.

         DD&A Expense - E&P. DD&A expense for producing properties was $162,000 during the first half of 2005, an increase of $40,000 compared to $122,000 during the same period of 2004. Essentially all of the increase in DD&A is associated with higher property costs incurred in 2004 and 2005.

         Accretion Expense. Accretion expense for both years reflects the increase in our Asset Retirement Obligation under SFAS 143 and was essentially flat from 2004 to 2005.

         Oilfield Services

         Oilfield Services Revenues. Oilfield services revenues were $155,000 during the first half of 2005, a decrease of $155,000 compared to $310,000 for the first half of 2004. Oilfield servicing revenues were generated primarily by performing drilling services for third-party companies. These revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties, and other factors.

         Oilfield Services Costs. Oilfield services costs were $187,000 during the first half of 2005, down from the $262,000 incurred in the same period of 2004, reflecting a decrease from the prior year in the repair costs for certain equipment. Oilfield services costs will also continue to fluctuate from period to period based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties, and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $110,000 during the first half of 2005, compared to $142,000 during the same period of 2004. The year-to-year decrease was primarily due to capital additions from prior years being fully depreciated during 2004.

         Nonsegmented Information

         G&A Costs. G&A costs were $2,780,000 during the first half of 2005, compared to $2,094,000 during the same period of 2004, an increase of 33%. Approximately $192,000 of the increase is related to higher accounting fees associated with Sarbanes-Oxley compliance, $198,000 is related to higher salaries associated with our higher headcount, $50,000 of the increase is related to higher insurance costs, and approximately $264,000 of the increase is related to higher consulting fees. As we increase the pace and scope of our exploration activities in Poland, we are engaging the services of additional consultants to assist in our efforts.

         Stock Compensation Expense. During the first half of 2004, we recorded a stock compensation charge in the amount of approximately $5.8 million in connection with the cashless exercise of certain stock options as described in
Note 5 to the financial statements. There was no corresponding transaction in 2005.

         Interest and Other Income. We recorded $460,000 in interest and other income during the first half of 2005, compared to $117,000 during the first half of 2004. The year-to-year increase is a direct reflection of our higher cash balances available for investment.

Liquidity and Capital Resources

         To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities, and agreements with industry participants that funded our share of costs in certain exploratory activities in return for an interest in our properties. We may seek to obtain additional funds for future capital investments from the sale of additional securities, project financing to help finance the completion of successful wells, sale of partial property interests, or other arrangements, all of which may dilute the interest of our existing stockholders or our interest in the specific project financed. We will allocate our existing capital as well as funds we may obtain in the future among our various projects in our discretion. We may change the allocation of capital among the categories of anticipated expenditures depending upon future events. For example, we may change the allocation of our expenditures based on the actual results and costs of future exploration, appraisal, development, production, property acquisition and other activities. In addition, we may have to change our anticipated expenditures if costs of placing any particular discovery into production are higher, if the field is smaller, or if the commencement of production takes longer than expected.

         Working Capital (current assets less current liabilities). Our working capital was $30,805,000 as of June 30, 2005, a decrease of $2,972,000 from our working capital at December 31, 2004, of $33,777,000. As of June 30, 2005, our cash and cash equivalents and marketable securities totaled approximately $29.6 million. We have no outstanding long-term debt or long-term contractual commitments. We believe that we have adequate cash resources to fund our planned exploration and overhead costs through the end of 2006.

         Operating Activities. Net cash used in operating activities was $3,716,000 during the first half of 2005, an increase of $1,047,000 compared to $2,669,000 in net cash used during the same period of 2004. The increase in cash used is a direct reflection of our increased exploration activities and higher geological and geophysical costs in Poland, higher overhead costs and significant reductions in our current liabilities.

         Investing Activities. During the first half of 2005, $575,000 was provided by investing activities. We received proceeds of $4,500,000 from the maturities of marketable securities, purchased marketable securities of $326,000, used $1,076,000 to pay accounts payable related to prior-year capital costs, used $1,823,000 for current year capital additions in Poland and $347,000 related to our proved properties in the United States, and used $353,000 for capital additions to our office and drilling equipment. We spent $696,000 on investing activities during the first half of 2004, including $238,000 related to our proved properties in the United States, $113,000 in Polish concession costs, $302,000 for office and drilling equipment, and $40,000 in undeveloped leasehold costs in the United States.

         Financing Activities. During the first half of 2005, option and warrant holders exercised options and warrants to purchase 263,000 shares, resulting in proceeds to us of $826,000. During the first half of 2004, we completed a registered offering of 2,152,778 shares of common stock, resulting in proceeds after offering costs of $14.3 million. In addition, during the first half of 2004, nonexecutive option holders exercised options to purchase 331,000 shares, resulting in proceeds to us of $1,879,000.

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

         Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth in our Annual Report on Form 10-K with the Audit Committee of our Board of Directors. We believe our critical accounting policies include those addressing the recoverability and useful lives of assets, the retirement obligations associated with those assets, and the estimates of oil and gas reserves.

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

         We currently do not engage in any hedging activities nor have any derivative financial instruments to protect ourselves against market risks associated with oil and gas price fluctuations, although we may elect to do so if we achieve a significant amount of production in Poland.

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


                         ITEM 4. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2005, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2005, our disclosure controls and procedures were effective.

         There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 15, 2005, at the annual meeting of our stockholders, the stockholders voted as indicated on the following matters submitted to them for consideration:

         (a) elect David N. Pierce and Dennis B. Goldstein as our directors by a plurality as shown below:

                                                    Withheld
                  Director            For          Authority        Abstain
         ---------------------- --------------- --------------- ----------------
         David N. Pierce          27,767,025        383,200        3,111,335
         Dennis B. Goldstein      30,179,367         1,000         1,081,193

         (b) amend the Articles of Incorporation to conform to Nevada law as shown below:

                                   For              Against           Abstain
                              ----------------- ----------------- --------------
                                 30,848,215         383,354            29,992

         (c) amend the Bylaws to conform to Nevada law as shown below:

                                   For              Against           Abstain
                              ----------------- ----------------- --------------
                                 30,683,300         537,569            40,692

         (d) approve the 2005 Stock Option and Award Plan as shown below:

                                   For              Against           Abstain
                              ----------------- ----------------- --------------
                                 6,845,719         8,663,648          110,134

                                ITEM 6. EXHIBITS

         The following exhibits are filed as a part of this report:

  Exhibit
  Number*   Title of Document                                           Location
----------- ----------------------------------------------------------  --------

 Item 31    Rule 13a-14(a)/15d-14(a) Certifications
----------- ----------------------------------------------------------  --------
  31.01     Certification of Chief Executive Officer Pursuant to Rule   Attached
            13a-14

  31.02     Certification of Chief Financial Officer Pursuant to Rule   Attached
            13a-14

 Item 32    Section 1350 Certifications
----------- ----------------------------------------------------------  --------
  32.01     Certification of Chief Executive Officer Pursuant to        Attached
            18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
            of the Sarbanes-Oxley Act of 2002

  32.02     Certification of Chief Financial Officer Pursuant to        Attached
            18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
            of the Sarbanes-Oxley Act of 2002
----------
* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FX ENERGY, INC.
                                                 (Registrant)


Date:  August 8, 2005                        By  /s/ David N. Pierce
                                                --------------------------------
                                                David N. Pierce, President,
                                                Chief Executive Officer


Date:  August 8, 2005                        By  /s/ Thomas B. Lovejoy
                                                --------------------------------
                                                Thomas B. Lovejoy,
                                                Chief Financial Officer