Form 10-Q
period 2005-09-30
FX ENERGY INC
filed 2005-11-08
CIK 907649

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


                          Commission File No. 000-25386


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

                              Yes [X]       No [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                              Yes [ ]       No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of November 3, 2005, was 34,961,613.

                        FX ENERGY, INC. AND SUBSIDIARIES
           Form 10-Q for the Quarterly Period Ended September 30, 2005


                                TABLE OF CONTENTS


  Item                                                                      Page
---------                                                                   ----
                                   Part I. Financial Information

   1     Financial Statements
             Consolidated Balance Sheets....................................  3
             Consolidated Statements of Operations and Comprehensive Loss...  5
             Consolidated Statements of Cash Flows..........................  6
             Notes to the Consolidated Financial Statements.................  7
   2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................. 11
   3     Quantitative and Qualitative Disclosures about Market Risk......... 17
   4     Controls and Procedures............................................ 17

                                    Part II. Other Information

   6     Exhibits........................................................... 18
   --    Signatures......................................................... 18

                                                     PART I.
                                              FINANCIAL INFORMATION

                                          ITEM 1. FINANCIAL STATEMENTS

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                   (Unaudited)
                                                 (in thousands)


                                                                            September 30,           December 31,
                                                                                2005                   2004
                                                                         ------------------      ------------------
ASSETS

Current assets:
  Cash and cash equivalents..............................................   $      3,660            $      3,784
  Marketable securities..................................................         25,067                  32,321
  Accounts receivable:
    Accrued oil sales....................................................            437                     335
    Joint interest owners and others.....................................          2,339                   1,013
  Inventory..............................................................             95                      92
  Other current assets...................................................            481                     224
                                                                         ------------------      ------------------
    Total current assets.................................................         32,079                  37,769
                                                                         ------------------      ------------------

Property and equipment, at cost:
  Oil and gas properties (successful efforts method):
    Proved...............................................................         17,542                  15,574
    Unproved.............................................................            304                     355
    Other property and equipment.........................................          4,206                   3,992
                                                                         ------------------      ------------------
      Gross property and equipment.......................................         22,052                  19,921
    Less: accumulated depreciation, depletion and amortization...........         (5,455)                 (5,087)
                                                                         ------------------      ------------------
      Net property and equipment.........................................         16,597                  14,834
                                                                         ------------------      ------------------

Other assets:
  Certificates of deposit ...............................................            356                     356
  Other..................................................................              3                       3
                                                                         ------------------      ------------------
    Total other assets...................................................            359                     359
                                                                         ------------------      ------------------

Total assets.............................................................   $     49,035            $     52,962
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

                                                         3

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                   (Unaudited)
                                        (in thousands, except share data)

                                                 -- Continued --


                                                                            September 30,           December 31,
                                                                                2005                   2004
                                                                         ------------------      ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................................     $      1,443            $      2,436
  Accrued liabilities..................................................              274                   1,556
                                                                         ------------------      ------------------
    Total current liabilities..........................................            1,717                   3,992

Asset retirement obligation  .........................................               448                     414
                                                                         ------------------      ------------------

    Total liabilities..................................................            2,165                   4,406
                                                                         ------------------      ------------------


Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized; no
    shares issued as of September 30, 2005 and December 31, 2004.......               --                      --
  Common stock, $0.001 par value, 100,000,000 shares authorized;
    34,881,613 and 34,398,109 shares issued as of September 30, 2005                  35                      34
    and December 31, 2004, respectively................................
  Additional paid-in capital...........................................          120,280                 117,376
  Accumulated other comprehensive loss.................................              (83)                   (339)
  Accumulated deficit..................................................          (73,362)                (68,515)
                                                                         ------------------      ------------------
    Total stockholders' equity.........................................           46,870                  48,556
                                                                         ------------------      ------------------

Total liabilities and stockholders' equity ............................     $     49,035            $     52,962
                                                                         ==================      ==================


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

                                                              4

                                        FX ENERGY, INC. AND SUBSIDIARIES
                          Consolidated Statements of Operations and Comprehensive Loss
                                                   (Unaudited)
                                    (in thousands, except per share amounts)


                                                            For the three months              For the nine months
                                                            ended September 30,               ended September 30,
                                                      --------------------------------- --------------------------------
                                                           2005             2004             2005            2004
                                                      ---------------- ---------------- --------------- ----------------
Revenues:
  Oil and gas sales.................................      $    1,063        $      869      $    2,800      $    2,197
  Oilfield services................................            1,428               101           1,582             411
                                                      ---------------- ---------------- --------------- ----------------
    Total revenues..................................           2,491               970           4,382           2,608
                                                      ---------------- ---------------- --------------- ----------------

Operating costs and expenses:
  Lease operating expenses..........................             613               510           1,842           1,321
  Exploration costs.................................             760               648           1,975           1,861
  Oilfield services costs...........................             874                93           1,062             355
  Depreciation, depletion and amortization (DD&A)...             175               167             515             457
  Accretion expense.................................              11                10              33              31
  Stock compensation (G&A)..........................             242                12             279           5,841
  General and administrative (G&A)..................           1,294             1,102           4,075           3,196
                                                      ---------------- ---------------- --------------- ----------------
    Total operating costs and expenses..............           3,969             2,542           9,781          13,062
                                                      ---------------- ---------------- --------------- ----------------

Operating loss......................................          (1,478)           (1,572)         (5,399)        (10,454)
                                                      ---------------- ---------------- --------------- ----------------

Other income:
  Interest and other income, net....................              92               167             552             283
                                                      ---------------- ---------------- --------------- ----------------
    Total other income..............................              92               167             552             283
                                                      ---------------- ---------------- --------------- ----------------

Net loss                                                      (1,386)           (1,405)         (4,847)        (10,171)

Other comprehensive loss
Increase (decrease) in market value of available
for sale marketable securities......................             243              (129)            257            (213)
                                                      ---------------- ---------------- --------------- ----------------
Comprehensive loss                                        $   (1,143)       $   (1,534)     $   (4,590)     $  (10,384)
                                                      ================ ================ =============== ================

Basic and diluted net loss per common share.........      $    (0.04)       $    (0.05)     $    (0.13)     $    (0.35)
                                                      ================ ================ =============== ================

Basic and diluted weighted average number of
  shares outstanding................................          34,719            31,179          34,629          29,080
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

                                                          5

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)


                                                                                      For the nine months
                                                                                       ended September 30,
                                                                               ----------------------------------
                                                                                    2005                2004
                                                                               --------------      --------------
Cash flows from operating activities:
  Net loss...............................................................        $   (4,847)         $  (10,171)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Accretion expense..................................................                33                  31
      Depreciation, depletion and amortization...........................               515                 457
      Loss on asset disposition..........................................                18                   1
      Stock compensation (G&A)...........................................               279               5,841
      Common stock issued for services...................................               326                 150
  Increase (decrease) from changes in working capital items:
    Accounts receivable..................................................            (1,102)               (354)
    Inventory............................................................                (3)                (13)
    Other current assets.................................................              (195)               (165)
    Asset retirement obligation..........................................                --                 (18)
    Accounts payable and accrued liabilities.............................              (159)                147
                                                                               --------------      --------------
      Net cash used in operating activities..............................            (5,135)             (4,094)
                                                                               --------------      --------------

Cash flows from investing activities:
  Additions to oil and gas properties....................................            (4,358)             (2,172)
  Additions to other property and equipment..............................              (379)               (324)
  Additions to marketable securities.....................................              (489)            (32,448)
  Proceeds from maturities of marketable securities......................             8,000                  --
                                                                               --------------      --------------
    Net cash provided by (used in) investing activities..................             2,774             (34,944)
                                                                               --------------      --------------

Cash flows from financing activities:
  Proceeds from common stock offering, net...............................                --              20,724
  Proceeds from stock option and warrant exercises.......................             2,237              11,027
                                                                               --------------      --------------
    Net cash provided by financing activities............................             2,237              31,751
                                                                               --------------      --------------

Decrease in cash and cash equivalents....................................              (124)             (7,287)
Cash and cash equivalents at beginning of period.........................             3,784              17,371
                                                                               --------------      --------------
Cash and cash equivalents at end of period...............................        $    3,660          $   10,084
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

                                                             6

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

Note 1:  Basis of Presentation

         The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy's annual report on Form 10-K for the year ended December 31, 2004 and quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2005, including the financial statements and notes thereto.

         The consolidated financial statements include the accounts of FX Energy and its wholly-owned subsidiaries and FX Energy's undivided interests in Poland. All significant intercompany accounts and transactions have been eliminated in consolidation. At September 30, 2005, FX Energy owned 100% of the voting stock of all of its subsidiaries.

Note 2:  Net Income (Loss) Per Share

         Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants. Options to purchase 3,465,666 and 4,181,966 shares of common stock at prices ranging from $2.40 to $10.65 per share with a weighted average exercise price of $5.42 per share and $4.55 per share were outstanding at September 30, 2005 and 2004, respectively. Warrants to purchase 3,505,373 and 3,866,192 shares of common stock at prices ranging from $3.60 to $3.75 per share with a weighted average exercise price of $3.65 per share and $3.66 per share were outstanding at September 30, 2005 and 2004, respectively. No options or warrants were included in the computation of diluted net loss per share for the periods ended September 30, 2005 and 2004, because the effect would have been antidilutive.

Note 3:  Income Taxes

         FX Energy recognized no income tax benefit from the net loss generated in the first nine months of 2005 and 2004. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of exploration and development activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided.

Note 4:  Business Segments

         FX Energy operates within two segments of the oil and gas industry: the exploration and production segment ("E&P") and the oilfield services segment. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes. Reportable business segment information for the three months ended September 30, 2005, the nine months ended September 30, 2005, and as of September 30, 2005, is as follows (in thousands):


                                                           Reportable Segments
                                                    --------------------------------     Non-
                                                                        Oilfield        Segmented
                                                         E&P            Services          Items           Total
                                                    ---------------  ---------------  --------------- ---------------
Three months ended September 30, 2005:
  Revenues(1)......................................     $   1,063      $    1,428     $           --      $    2,491
  Net income (loss)(2).............................          (395)            494             (1,485)         (1,386)

Nine months ended September 30, 2005:
  Revenues(1)......................................         2,800           1,582                 --           4,382
  Net income (loss)(2).............................        (1,287)            349             (3,909)         (4,847)

As of September 30, 2005:
  Identifiable net property and equipment(3).......        15,807             453                337          16,597

-------------------
(1) E&P operating costs for the third quarter include $393 in geological and geophysical costs, $1 in lease operating costs, and $203 in general and administrative costs incurred in Poland. E&P operating costs for the first nine months include $1,602 in geological and geophysical costs, $2 in lease operating costs, and $447 in general and administrative costs incurred in Poland.
(2) Net loss reconciling items for the third quarter include $1,516 of general and administrative costs, $20 of noncash stock compensation expense, $92 of other income, and $41 of corporate DD&A. Net loss reconciling items for the nine months include $4,297 of general and administrative costs, $57 of noncash stock compensation expense, $552 of other income, and $107 of corporate DD&A.
(3) Identifiable net property and equipment not associated with a segment consists of $337 of corporate office equipment, hardware and software.

         Reportable business segment information for the three months ended September 30, 2004, the nine months ended September 30, 2004, and as of September 30, 2004, is as follows (in thousands):

                                                          Reportable Segments
                                                    --------------------------------      Non-
                                                                        Oilfield        Segmented
                                                         E&P            Services          Items           Total
                                                    ---------------  ---------------  --------------- ---------------
Three months ended September 30, 2004:
  Revenues(1)......................................       $   869        $    101           $     --        $    970
  Net loss(2)......................................          (366)            (69)              (970)         (1,405)

Nine months ended September 30, 2004:
  Revenues(1)......................................         2,197             411                 --           2,608
  Net loss(2)......................................        (1,206)           (159)            (8,806)        (10,171)

As of September 30, 2004:
  Identifiable net property and equipment(3).......         6,743             411                334           7,488

-----------------
(1) E&P operating costs for the third quarter include $648 in geological and geophysical costs, $5 in lease operating costs, and $44 in general and administrative costs incurred in Poland. E&P operating costs for the first nine months include $1,861in geological and geophysical costs, $10 in lease operating costs, and $157 in general and administrative costs incurred in Poland.
(2) Net loss reconciling items for the third quarter include $1,102 of general and administrative costs, $12 of noncash stock compensation expense, $167 of other income, and $23 of corporate DD&A. Net loss reconciling items for the nine months include $3,196 of general and administrative costs, $5,841 of noncash stock compensation expense, $283 of other income, and $52 of corporate DD&A.
(3) Identifiable net property and equipment not associated with a segment consists of $334 of corporate office equipment, hardware and software.

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

         Had compensation cost for the Company's stock options been recognized based on the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended, the Company's net earnings and earnings per share for the periods ended September 30, 2005 and 2004, would have been as follows:

                                                          For the three months ended     For the nine months ended
                                                                 September 30,                 September 30,
                                                          ----------------------------  ----------------------------
                                                              2005           2004           2005           2004
                                                                  (in thousands, except for per share data)
Net loss:
Net loss, as reported....................................  $  (1,386)     $  (1,405)      $ (4,847)      $ (10,171)
Add: Stock-based employee compensation expense included
  in reported net loss...................................         --             --             --           5,820
Less: Total stock-based employee compensation expense
  determined under the fair value based method for all
  awards.................................................       (485)          (338)        (1,476)         (1,047)
                                                          -------------  -------------  -------------  -------------
     Pro forma net loss..................................  $  (1,871)     $  (1,743)      $ (6,323)      $  (5,398)
                                                          =============  =============  =============  =============
Basic and diluted net loss per share:
     As reported.........................................  $   (0.04)     $   (0.05)      $  (0.13)      $   (0.35)
     Pro forma...........................................  $   (0.05)     $   (0.06)      $  (0.18)      $   (0.19)

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

Note 6:  Stockholders' Equity

         During the first nine months of 2005, warrant holders exercised warrants to purchase 48,000 shares of common stock, resulting in proceeds to the Company of $180,000. In addition, during the first nine months of 2005, option holders exercised options to purchase 404,400 shares, resulting in additional proceeds of $2,057,000.

         During the first nine months of 2004, the Company completed a registered offering of 3,102,788 shares of common stock, resulting in proceeds, after offering costs, of $20.7 million. During the same period, warrant holders exercised warrants for 2,375,118 shares of common stock, resulting in proceeds to the Company of $8,907,000. In addition, during the first nine months of 2004, nonexecutive option holders exercised options for a total of 381,468 shares, resulting in additional proceeds of $2,120,000.

Note 7:  Investments

         The cost and estimated market value of marketable securities at September 30, 2005, are as follows (in thousands):

                                                          Gross      Estimated
                                                       Unrealized      Market
                                            Cost          Losses        Value
                                         ----------  ------------  ------------
         Marketable securities........     $25,150        $ (83)      $ 25,067

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

         In April 2005, the Company filed a refund application for approximately
13.7 million Polish zlotys (equal to approximately $4.1 million at September 30, 2005 exchange rates). The Polish taxing authorities began their review of the Company's refund application in October, 2005. As part of the normal course of the review, and in order to prevent interest accruing on the refund amount, the taxing authorities deposited 13.7 million zlotys in the Company's bank account in Poland. This amount is subject to adjustment until the Polish taxing authorities complete their review of the refund claim, which the Company expects will be completed by year-end 2005. The amount received will be classified as a deferred credit until the refund is finalized. At that time the Company would reduce capital costs for the related Input VAT, and record a gain for Input VAT related to past geological, geophysical and other costs.

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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations by Business Segment

         We operate within two segments of the oil and gas industry: the exploration and production segment, or E&P, and the oilfield services segment. Depreciation, depletion and amortization costs, or DD&A, and general and administrative costs, or G&A, directly associated with their respective segments are detailed within the following discussion. G&A, interest income, other income and other costs that are not allocated to individual operating segments for management or segment reporting purposes are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and the information regarding nonsegmented items for the three and nine months ended September 30, 2005 and 2004, follows.

     Comparison of the Third Quarter of 2005 to the Third Quarter of 2004

         Exploration and Production

         Our oil revenues are comprised of oil production in the United States in 2005 and 2004. A summary of the percentage change in oil revenues, average price and production volumes for the third quarter of 2005 and 2004 is set forth in the following table:

                                                    Quarter Ended September 30,
                                                   -----------------------------
                                                         2005            2004
                                                   --------------- -------------
Revenues..........................................  $ 1,063,000      $ 869,000
    Percent change versus prior year's quarter....         +22%           +56%
Average price (per barrel of oil).................      $ 55.54        $ 38.96
    Percent change versus prior year's quarter....         +43%           +52%
Production volumes (barrels of oil)...............       19,142         22,316
    Percent change versus prior year's quarter....         -14%            +2%

         Oil Revenues. Oil revenues were $1,063,000 during the third quarter of 2005, a 22% increase compared to the same period of 2004. During the third quarter of 2004, our average oil prices rose 43%, from $38.96 per barrel in 2004 to $55.54 per barrel in 2005, while oil production quantities decreased by 14%. Oil revenues in 2005 increased from 2004 levels by approximately $317,000 due to higher oil prices and decreased by approximately $123,000 related to production decreases. Production decreased in the third quarter of 2005 due to mechanical issues at several of our Southwest Cut Bank Sand Unit wells, and will continue at lower rates as the problems are remediated during the fourth quarter of this year.

         Lease Operating Costs. Lease operating costs were $613,000 during the third quarter of 2005, an increase of $103,000, or 20%, compared to the same period of 2004. Higher oil revenues have allowed us to work over and recomplete several wells in Montana, which contributed to the higher operating costs.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $760,000 during the third quarter of 2005, compared to $648,000 during the same period of 2004, an increase of 17%. Included in 2005 is $359,000 in dry hole costs associated with two wells drilled in Nevada in late 2004 and early 2005, the East Inselberg and Radio wells. In September, 2005, we made the decision to plug and abandon both wells.

         DD&A Expense - E&P. DD&A expense for producing properties was $74,000 during the third quarter of 2005, an increase of $7,000 compared to $67,000 during the same period of 2004.

         Accretion Expense. Accretion expense for both years reflects the increase in our asset retirement obligation and was essentially flat from 2004 to 2005.

         Oilfield Services

         Oilfield Services Revenues. Oilfield services revenues were $1,428,000 during the third quarter of 2005, an increase of $1,327,000 compared to $101,000 for the same quarter of 2004. We drilled five wells for third parties during the 2005 quarter. During much of the third quarter of 2004, our drilling rig was idle. We expect to drill one additional third party well during the fourth quarter of 2005. These revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

         Oilfield Services Costs. Oilfield services costs were $874,000 during the third quarter of 2005, up significantly from the $93,000 incurred in the same period of 2004, reflecting the accelerated pace of third party drilling. Oilfield services costs will also continue to fluctuate year to year based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $57,000 during the third quarter of 2005 compared to the $77,000 recorded during the same period of 2004. The year-to-year decrease was primarily due to capital additions from prior years being fully depreciated during 2004.

         Nonsegmented Information

         G&A Costs. G&A costs were $1,516,000 during the third quarter of 2005, compared to $1,102,000 during the third quarter of 2004, an increase of 38%, primarily due to higher salaries, taxes and benefits associated in part with higher headcount in our new Poland office and in our administrative staff.

         Interest and Other Income. Interest and other income during the third quarter was $92,000, compared to $167,000 during the same quarter of 2004, reflecting our lower cash balances available for investment.

  Comparison of the First Nine Months of 2005 to the First Nine Months of 2004

         Exploration and Production

         Our oil revenues are comprised of oil production in the United States during 2005 and 2004. A summary of the percentage change in oil revenues, average price and production volumes for the first nine months of 2005 and 2004 is set forth in the following table:

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       2005            2004
                                                   -----------    -----------
Revenues.......................................... $ 2,800,000    $ 2,197,000
    Percent change versus prior year's quarter....        +27%           +31%
Average price (per barrel of oil).................     $ 47.48        $ 34.40
    Percent change versus prior year's quarter....        +38%           +31%
Production volumes (barrels of)...................      58,966         63,849
    Percent change versus prior year's quarter....         -8%             0%

         Oil Revenues. Oil revenues were $2,800,000 during the first nine months of 2005, a 27% increase compared to the same period of 2004. During the first nine months of 2005, our average oil prices were 38% higher than in the same period of the prior year, while oil production decreased by 8%. Oil revenues in 2005 increased from 2004 levels by approximately $736,000 due to higher oil prices, offset by approximately $133,000 related to production declines. Production decreased in the third quarter of 2005 due to mechanical issues at several of our Southwest Cut Bank Sand Unit wells, and will continue at lower rates as the problems are remediated during the fourth quarter of this year.

         Lease Operating Costs. Lease operating costs were $1,842,000 during the first nine months of 2005, an increase of 39% compared to $1,321,000 during the same period of 2004. Higher oil revenues have allowed us to work over and recomplete several wells in Montana, which increased our operating costs by approximately $440,000. In addition, the higher oil revenues in 2005 resulted in higher value-based production taxes of approximately $81,000.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $1,975,000 during the first nine months of 2005, compared to $1,861,000 during the same period of 2004, an increase of 6%. Included in 2005 is $359,000 in dry hole costs associated with two wells drilled in Nevada in late 2004 and early 2005, the East Inselberg and Radio wells. In September, 2005 we made the decision to plug and abandon both wells.

         DD&A Expense - E&P. DD&A expense for producing properties was $172,000 during the first nine months of 2005, a decrease of $17,000 compared to $189,000 during the same period of 2004.

         Accretion Expense. Accretion expense for both years reflects the increase in our asset retirement obligation and was essentially flat from 2004 to 2005.

         Oilfield Services

         Oilfield Services Revenues. Oilfield services revenues were $1,582,000 during the first nine months of 2005, an increase of $1,171,000 compared to $411,000 for the same period of 2004. Most of the increase occurred during the third quarter of this year, as we drilled five wells for third parties. During most of the first nine months of 2004, our drilling rig was idle. We expect to drill one additional third party well during the fourth quarter of 2005. These revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

         Oilfield Services Costs. Oilfield services costs were $1,062,000 during the first nine months of 2005, up from the $355,000 incurred in the same period of 2004, reflecting the increased pace of drilling activities this year. Oilfield services costs will also continue to fluctuate from period to period based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $172,000 during the first nine months of 2005, compared to $215,000 during the same period of 2004. The year-to-year decrease was primarily due to capital additions from prior years being fully depreciated during 2004.

         Nonsegmented Information

         G&A Costs. G&A costs were $4,297,000 during the first nine months of 2005, compared to $3,196,000 during the same period of 2004, an increase of 34%. Approximately $179,000 of the increase is related to higher accounting fees associated with Sarbanes-Oxley compliance, $680,000 is related to higher salaries, taxes and benefits associated with our higher headcount discussed earlier, and approximately $217,000 of the increase is related to higher consulting fees. As we increase the pace and scope of our exploration activities in Poland, we are engaging the services of additional consultants to assist in our efforts.

         Stock Compensation Expense. During the first nine months of 2004, we recorded a stock compensation charge in the amount of approximately $5.8 million in connection with the cashless exercise of certain stock options as described in Note 5 to the financial statements. There was no corresponding transaction in 2005.

         Interest and Other Income. We recorded $552,000 in interest and other income during the first nine months of 2005, compared to $283,000 during the same period of 2004. The year-to-year increase is a direct reflection of higher cash available for investment and higher interest rates.

Liquidity and Capital Resources

         To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities, and agreements with industry participants that funded our share of costs in certain exploratory activities in return for an interest in our properties. We may seek to obtain additional funds for future capital investments from the sale of additional securities, project financing to help finance the completion of successful wells, sale of partial property interests, or other arrangements, all of which may dilute the interest of our existing stockholders or our interest in the specific project financed. We will allocate our existing capital as well as funds we may obtain in the future among our various projects at our discretion. We may change the allocation of capital among the categories of anticipated expenditures depending upon future events. For example, we may change the allocation of our expenditures based on the actual results and costs of future exploration, appraisal, development, production, property acquisition and other activities. In addition, we may have to change our anticipated expenditures if costs of placing any particular discovery into production are higher, if the field is smaller, or if the commencement of production takes longer than expected.

         Working Capital (current assets less current liabilities). Our working capital was $30,362,000 as of September 30, 2005, a decrease of $3,415,000 from our working capital at December 31, 2004, of $33,777,000. As of September 30, 2005, our cash and cash equivalents and marketable securities totaled approximately $28.7 million. We have no outstanding long-term debt or long-term contractual commitments. We believe that we have adequate cash resources to fund our planned exploration, development and overhead costs through the end of 2006.

         Operating Activities. Net cash used in operating activities was $5,135,000 during the first nine months of 2005, an increase of $1,041,000 compared to $4,094,000 in net cash used during the same period of 2004. The increase in cash used is a direct reflection of our increased exploration activities and higher geological and geophysical costs in Poland, higher overhead costs, increases in accounts receivable and reductions of our current liabilities.

         Investing Activities. During the first nine months of 2005, $2,774,000 was provided by investing activities. We received proceeds of $8,000,000 from the maturities of marketable securities, purchased marketable securities of $489,000, used $1,076,000 to pay accounts payable related to prior-year capital costs, used $2,968,000 for current year capital additions in Poland and $216,000 related to our proved properties in the United States, $16,000 for Polish concession costs, $350,000 for office and drilling equipment, and $111,000 for undeveloped leasehold costs in the United States. We purchased marketable securities of $32,448,000 during the same period of 2004, and spent $2,496,000 for other investing activities, including $1,687,000 for drilling costs in Poland, $317,000 related to our proved properties in the United States, $128,000 for Polish concession costs, $324,000 for office and drilling equipment, and $40,000 for undeveloped leasehold costs in the United States.

         Financing Activities. During the first nine months of 2005, option and warrant holders exercised options and warrants to purchase 452,400 shares, resulting in proceeds of $2,237,000. During the first nine months of 2004, we completed registered offerings of 3,102,788 shares of common stock, resulting in proceeds, after offering costs, of $20.7 million. During the same period, option and warrant holders exercised options and warrants for 2,756,000 shares of common stock, resulting in proceeds of $11,027,000.

New Accounting Pronouncements

         In December 2004, the FASB issued a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," SFAS No. 123-R, "Share-Based Payment." SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. The FASB recently delayed the implementation date for this statement, and we now expect to adopt SFAS No. 123-R effective January 1, 2006, using the modified prospective application with no restatement of prior periods. The Company is evaluating the adoption of SFAS No. 123-R on the financial statements.

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


                         ITEM 4. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2005, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2005, our disclosure controls and procedures were effective.

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

                           PART II--OTHER INFORMATION

                                ITEM 6. EXHIBITS

         The following exhibits are filed as a part of this report:

  Exhibit
  Number                 Title of Document                             Location
----------- ---------------------------------------------------------- ---------

 Item 31    Rule 13a-14(a)/15d-14(a) Certifications
----------- ----------------------------------------------------------
  31.01     Certification of Chief Executive Officer Pursuant to       Attached
            Rule 13a-14

  31.02     Certification of Chief Financial Officer Pursuant to       Attached
            Rule 13a-14

 Item 32    Section 1350 Certifications
----------- ----------------------------------------------------------
  32.01     Certification of Chief Executive Officer Pursuant to       Attached
            18 U.S.C. Section 1350, as Adopted Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002

 32.02     Certification of Chief Financial Officer Pursuant to       Attached
            18 U.S.C. Section 1350, as Adopted Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002
------------
* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FX ENERGY, INC.
                                               (Registrant)


Date:  November 7, 2005                    By  /s/ David N. Pierce
                                              ----------------------------------
                                              David N. Pierce,
                                              President, Chief Executive Officer



Date:  November 7, 2005                    By  /s/ Thomas B. Lovejoy
                                              ----------------------------------
                                              Thomas B. Lovejoy,
                                              Chief Financial Officer