Form 10-K/A
period 2004-12-31
FX ENERGY INC
filed 2006-03-14
CIK 907649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               Amendment No. 1 to
                                   FORM 10-K/A


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


Explanatory Note: This amendment is filed to delete a reference to natural gas amounts in the Fences I area that did not meet the SEC definition of proved reserves under Rule 4-10(a) of Regulation S-X.

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

Exploration, Development and Production Activities

     Polish Exploration Rights

         As of December 31, 2004, we had earned oil and gas exploration rights in Poland in the following gross acreage components:

                                                                Operator
                                                     -------------------------------     Gross
                                                       FX Energy          POGC          Acreage
                                                     --------------- --------------- ---------------
         Project Area:
           Fences I..................................                      X              265,000
           Fences II.................................                      X              670,000
           Fences III................................     X                               770,000
           Wilga.....................................     X                               250,000
                                                                                     ---------------
             Total gross acreage.....................                                   1,955,000
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

         We did not record any oil or gas production in Poland during 2004 and 2003. The following table sets forth our average net daily gas production, average sales price and average production costs associated with our Polish gas production during the past three years:

                                                                                2004           2003           2002
                                                                                ----           ----           ----
         Polish producing property data:
           Average daily net gas production (Mcf)......................          --             --              494
           Average sales price per MMBTU(1)............................          --             --           $ 2.02
           Average production costs per Mcf(2).........................          --             --           $ 0.16
--------------------

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

     Production, Transportation and Marketing

         The following table sets forth our average net daily oil production, average sales price and average production costs associated with our United States oil production during 2004, 2003 and 2002:

                                                                                    Years Ended December 31,
                                                                              -------------------------------------
                                                                                 2004         2003         2002
                                                                              -----------  -----------  -----------
         United States producing property data:
           Average daily net oil production (Bbls)..........................      234          234          249
           Average sales price per Bbl......................................   $36.34       $26.29       $21.19
           Average production costs per Bbl(1)..............................   $18.85       $17.22       $14.59
-----------------

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

         The following summary of proved reserve information as of December 31, 2004, represents estimates net to us only and should not be construed as exact:

                                    United States                         Poland
                              --------------------------- ----------------------------------------      Total
                                 Oil        PV-10 Value       Oil          Gas       PV-10 Value     PV-10 Value
                              -----------  -------------- ------------ ------------ -------------- -----------------
                               (MBbls)         (In          (MBbls)       (MMcf)         (In             (In
                                             thousands)                               thousands)       thousands)
Proved reserves:
  Developed producing........      809        $    5,134        --        1,011      $      814       $     5,948
  Undeveloped................       --                --       111        9,187          12,277            12,277
                              -----------  -------------- ------------ ------------ -------------- -----------------
    Total....................      809        $    5,134       111       10,198      $   13,091       $    18,225
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

Wells and Acreage

         As of December 31, 2004, our producing gross and net well count consisted of the following:


                                                          Number of Wells
                                                      ------------------------
                                                        Gross         Net
                                                      -----------  -----------
         Well count:
           United States(1)..........................     118.0       112.0
           Poland(2).................................       1.0         0.5
                                                      -----------  -----------
             Total...................................     119.0       112.5
                                                      ===========  ===========
---------------
(1) All of our United States wells are producing oil wells. We have no gas production in the United States.
(2) Consists of Kleka 11 well, which we agreed in 2003 to convey to POGC; in early 2004, we and POGC agreed that we would not convey the Kleka 11 well, subject to completing final documentation. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation:
    Introduction-- Fences I Commitment and Settlement, for further information concerning the Kleka 11 well.

         The following table sets forth our gross and net acres of developed and undeveloped oil and gas acreage as of December 31, 2004:

                                                                   Developed                    Undeveloped
                                                          ----------------------------  ----------------------------
                                                             Gross           Net           Gross           Net
                                                          ----------------------------  ----------------------------
         United States:
           Montana......................................      10,732         10,418           1,150         1,057
           Nevada.......................................         400            128           7,132         4,151
                                                          -------------  -------------  ------------- --------------
              Total.....................................      11,132         10,546           8,282         5,208
                                                          -------------  -------------  ------------- --------------

         Poland: (1)
           Fences I project area........................         225            110         265,000       119,000
           Fences II project area.......................          --             --         670,000       328,000
           Fences III project area......................          --             --         770,000       770,000
           Wilga project area(2)........................         543            244         250,000       113,000
                                                          -------------  -------------  ------------- --------------
               Total Polish acreage.....................         768            354       2,450,000     2,361,000
                                                          -------------  -------------  ------------- --------------

         Total Acreage..................................      11,900         10,900       2,459,142     2,367,424
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


         1. Financial Statements. See the original annual report on Form 10-K for the year ended December 31, 2004, filed March 15, 2005:


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

    3.02     Bylaws                                                Incorporated by reference from the annual report
                                                                   on Form 10-K for the year ended December 31,
                                                                   2004, filed March 15, 2005.


             Instruments Defining the
   Item 4    Rights of Security Holders
------------ -----------------------------------------------------
    4.01     Specimen Stock Certificate                            Incorporated by reference from the registration
                                                                   statement on Form SB-2, SEC File No. 33-88354-D.

    4.02     Form of Designation of Rights, Privileges, and        Incorporated by reference from the annual
             Preferences of Series A Preferred Stock               report on Form 10-K for the period ended
                                                                   December 31, 2003, filed March 15, 2004.

    4.03     Form of Rights Agreement dated as of April 4, 1997,   Incorporated by reference from the annual
             between FX Energy, Inc. and Fidelity Transfer Corp.   report on Form 10-K for the period ended
                                                                   December 31, 2003, filed March 15, 2004.

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

  Exhibit
  Number*                      Title of Document                                       Location
------------ ----------------------------------------------------- -------------------------------------------------
  Item 10    Material Contracts (continued)
------------ -----------------------------------------------------
   10.63     Settlement Agreement Regarding the Fences I Area      Incorporated by reference from the annual report
             entered into January 8, 2003, by and between Polskie  on Form 10-K for the period ended December 31,
             Gornictwo Naftowe i Gazownictwo S.A. and FX Energy    2002, filed March 27, 2003.
             Poland Sp. z o.o.

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

   10.73     FX Energy, Inc. Underwriting Agreement with           Incorporated by reference from the current
             I-Bankers Securities Incorporated dated               report on Form 8-K dated April 13, 2004, filed
             April 13, 2004                                        April 16, 2004.

   10.74     Greater Zaniemysl Area Agreement made as of March     Incorporated by reference from the quarterly
             12, 2004, among FX Energy Poland Sp. z o.o. and       report on Form 10-Q for the period ended
             CalEnergy Resources Poland Sp. z o.o.                 March 31, 2004, filed May 11, 2004.


   10.75     Form of Indemnification Agreement between FX Energy,  Incorporated by reference from the annual report
             Inc. and directors and officers with related          on Form 10-K for the year ended December 31,
             schedule**                                            2004, filed March 15, 2005.

   10.76     Supplemental Indemnification Agreement between FX     Incorporated by reference from the annual report
             Energy, Inc. and Dennis B. Goldstein**                on Form 10-K for the year ended December 31,
                                                                   2004, filed March 15, 2005.

   10.77     Description of compensation arrangement with          Incorporated by reference from the annual report
             executive officers and directors**                    on Form 10-K for the year ended December 31,
                                                                   2004, filed March 15, 2005.

  Exhibit
  Number*                      Title of Document                                       Location
------------ ----------------------------------------------------- -------------------------------------------------
  Item 10    Material Contracts (continued)
------------ -----------------------------------------------------

   10.78     Form of Employment Agreement with related schedule**  Incorporated by reference from the annual report on Form 10-K for the
                                                                   year ended December 31, 2004, filed
                                                                   March 15, 2005.

   10.79     Change in Control Compensation Agreement with         Incorporated by reference from the annual report
             related schedule**                                    on Form 10-K for the year ended December 31,
                                                                   2004, filed March 15, 2005.

   10.80     FX Energy, Inc. 401(k) Stock Bonus Plan**             Incorporated by reference from the annual report
                                                                   on Form 10-K for the year ended December 31,
                                                                   2004, filed March 15, 2005.

   10.81     FX Energy, Inc. 2004 Long-Term Incentive Plan**       Incorporated by reference from the annual report
                                                                   on Form 10-K for the year ended December 31,
                                                                   2004, filed March 15, 2005.


  Item 21    Subsidiaries of the Registrant
------------ -----------------------------------------------------

   21.01     Schedule of Subsidiaries                              Incorporated by reference from the annual report
                                                                   on Form 10-K for the year ended December 31,
                                                                   2004, filed March 15, 2005.


  Item 23    Consents of Experts and Counsel
------------ -----------------------------------------------------

   23.01     Consent of PricewaterhouseCoopers LLP, independent    Incorporated by reference from the annual report
             registered public accounting firm                     on Form 10-K for the year ended December 31,
                                                                   2004, filed March 15, 2005.

   23.02     Consent of Larry D. Krause, Petroleum Engineer        Incorporated by reference from the annual
                                                                   report on Form 10-K for the year ended December
                                                                   31, 2004, filed March 15, 2005.

   23.03    Consent of Troy-Ikoda Limited, Petroleum Engineers     Incorporated by reference from the
                                                                   annual report on Form 10-K for the
                                                                   year ended December 31, 2004, filed
                                                                   March 15, 2005.



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

   31.02     Certification of Chief Financial Officer Pursuant to  This filing.
             Rule 13a-14

  Item 32    Section 1350 Certifications
------------ -----------------------------------------------------

   32.01     Certification of Chief Executive Officer Pursuant to  Incorporated by reference from the annual report
             18 U.S.C. Section 1350, as Adopted Pursuant to        on Form 10-K for the year ended December 31,
             Section 906 of the Sarbanes-Oxley Act of 2002         2004, filed March 15, 2005.

   32.02     Certification of Chief Financial Officer Pursuant to  Incorporated by reference from the annual report
             18 U.S.C. Section 1350, as Adopted Pursuant to        on Form 10-K for the year ended December 31,
             Section 906 of the Sarbanes-Oxley Act of 2002         2004, filed March 15, 2005.
----------------

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

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FX ENERGY, INC. (Registrant)


Dated:  March 10, 2006                By: /s/ David N. Pierce
                                          --------------------------------------
                                          David N. Pierce
                                          President and Chief Executive Officer


Dated:  March 10, 2006                By: /s/ Thomas B. Lovejoy
                                          --------------------------------------
                                          Thomas B. Lovejoy
                                          Chief Financial Officer