Form 10-K
period 2005-12-31
FX ENERGY INC
filed 2006-03-14
CIK 907649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]    Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2005, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $373,225,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 3, 2006, FX Energy had outstanding 35,097,279 shares of its common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE. FX Energy's definitive Proxy Statement in connection with the 2006 Annual Meeting of Stockholders is incorporated by reference in response to Part III of this Annual Report.

--------------------------------------------------------------------------------
                                 FX ENERGY, INC.
              Form 10-K for the fiscal year ended December 31, 2005
--------------------------------------------------------------------------------


                                TABLE OF CONTENTS


 Item                                                                       Page
 ----                                                                      -----
                                     Part I

  --     Special Note on Forward-Looking Statements........................   3
   1     Business..........................................................   4
  1A     Risk Factors......................................................   8
  1B     Unresolved Staff Comments.........................................  14
   2     Properties........................................................  15
   3     Legal Proceedings.................................................  24
   4     Submission of Matters to a Vote of Security Holders...............  24

                                     Part II

   5     Market for Registrant's Common Equity, Related Stockholder Matters
           and Issuer Purchases of Equity Securities.......................  25
   6     Selected Financial Data...........................................  26
   7     Management's Discussion and Analysis of Financial Condition and
           Results of Operation............................................  28
  7A     Quantitative and Qualitative Disclosures about Market Risk........  35
   8     Financial Statements and Supplementary Data.......................  36
   9     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................  36
  9A     Controls and Procedures...........................................  36
  9A     Other Events......................................................  36

                                    Part III

  10     Directors and Executive Officers of the Registrant................  37
  11     Executive Compensation............................................  37
  12     Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters.................................  37
  13     Certain Relationships and Related Transactions....................  37
  14     Principal Accountant Fees and Services............................  37

                                     Part IV

  15     Exhibits and Financial Statement Schedules........................  38
  --     Signatures........................................................  42
  --     Management's Report on Internal Control over Financial Reporting.. F-1
  --     Report of Independent Registered Public Accounting Firm........... F-2

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

o future drilling and other exploration schedules and sequences for wells and other activities;

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

                                     PART I

--------------------------------------------------------------------------------
                                ITEM 1. BUSINESS
--------------------------------------------------------------------------------

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

         We hold approximately 1.7 million gross acres in western Poland's Permian Basin where the gas-bearing Rotliegend sandstone reservoir rock is, in our opinion, a direct analog to the Southern North Sea gas basin offshore England, and represents a largely untapped source of potentially significant gas reserves. We believe that we are uniquely positioned because of our land position, our relationship with the Polish Oil and Gas Company ("POGC"), our significant working interests, and our current financial condition to exploit this untapped potential and create substantial growth in oil and gas reserves and cash flows for our stockholders.

         References to us in this report include FX Energy, Inc., our subsidiaries and the entities or enterprises organized under Polish law in which we have an interest and through which we conduct our activities in that country. See "Oil and Gas Terms" at the end of this item for definitions of certain industry terms.

Strategy

         We concentrate on acreage in productive fairways or geologic trends where we believe we have the opportunity to find significant gas and oil reserves with lower risk through the application of new exploration technology. Our strategy is to:

         o acquire large acreage positions in areas of known productive fairways, particularly where there has been little or no exploration for many years;

         o bring to bear exploration technology that has not previously been applied to the area and carry out the work necessary to advance these properties toward exploration drilling, including collecting, evaluating and reprocessing seismic data, acquiring new seismic data, identifying prospects that we believe merit drilling, and preparing a detailed exploration work program; and

         o either drill these prospects for our own account or market interests in these properties to industry participants on terms that will provide all or a portion of the funds necessary for exploration.

         Our primary strategic relationship is with POGC, a fully integrated oil and gas company primarily owned by the Treasury of the Republic of Poland, which is Poland's principal domestic oil and gas exploration and production entity. Under our existing agreements, POGC has provided us with access to exploration opportunities, previously-collected exploration data, and technical and operational support.

         Our chief technical advisor is Richard Hardman, CBE, who has built a career in international exploration over the past 40 years in the upstream oil and gas industry as a geologist in Libya, Kuwait, Colombia and Norway. In the United Kingdom, his career encompasses almost the whole of the exploration history of the North Sea-1969 to the present. With Amerada Hess from 1983 to 2002 as Exploration Director and later Vice President of Exploration, he was responsible for key Amerada North Sea and international discoveries, including the Valhall, Scott and South Arne fields. Mr. Hardman was made Commander of the British Empire in the New Year Honours, 1998, and has served as the Chairman of the Petroleum Society of Great Britain, President of the Geological Society, and President of the European Region of AAPG Europe. Mr. Hardman was appointed to our board of directors in October 2003 and is Chairman of our Technical and Advisory Panel.

         Our Country Manager in Poland is Zbigniew Tatys, the former General Director of POGC's Upstream Exploration and Production Division. During his 20-year career with POGC, he rose through the ranks as a production engineer and was serving as Vice Chairman of POGC at the time of his retirement. Mr. Tatys has unique qualifications to lead us through our transition from a pure exploration company to a natural gas producer in Poland.

Project Area Summary

         Our ongoing activities in Poland are conducted in four project areas:
Fences I, II and III, and Wilga. Our exploration activities are currently focused primarily on the three Fences project areas, where we believe the gas-bearing Rotliegend sandstone reservoir rock in Poland's Permian Basin is a direct analog to the Southern North Sea gas basin offshore England. We are focused on the Fences area because there have been substantial gas reserves developed and produced by POGC in this Rotliegend trend, and we have concluded that there are likely to be substantial additional gas reserves in the same horizons that can be identified through the application of geophysical techniques that have not previously been applied in this area in Poland.

     Fences

         The Fences I project area is 265,000 acres (1,074 sq. km.) in western Poland's Permian Basin. Several gas fields located in the Fences I block are excluded or "fenced off" from our exploration acreage. These fields, discovered by POGC between 1974 and 1982, produce from Rotliegend sandstone reservoirs. We entered into an agreement in 2000 with POGC to explore this area and by December 31, 2004, had spent $16.0 million on exploration costs in the Fences I project area to earn a 49% interest.

         The Fences II project area is 670,000 acres (2,715 sq. km.) located north of and contiguous with the Fences I block. POGC's Radlin field forms part of the Fences II's southern border. We entered into an agreement in 2003 with POGC to explore this area and by December 31, 2004, had spent $4.0 million on exploration costs in the Fences II project area to earn a 49% interest.

         The Fences III project area is 770,000 acres (3,122 sq. km.) located approximately 25 miles south of Fences I, where we own 100% of the exploration rights. As with the Fences I block, several gas fields located in the Fences III block are fenced off from the exploration acreage. These fields, discovered by POGC between 1967 and 1976, produce from both Rotliegend sandstone and Zechstein carbonate (Ca1 and Ca2) reservoirs.

         The Fences I, II and III project areas (a total of 1.7 million gross acres or 6,911 sq. km.) are all within an area of underexplored Rotliegend sandstone. To our knowledge, no exploration program focused on Rotliegend gas reserves has been undertaken in Poland using the technology available today, and no sustained exploration effort has been made in the three Fences project areas for Rotliegend gas fields in the last 20 years.

         During the balance of 2006, our objectives with respect to the Fences areas are to:

         o continue the work of developing a complete subsurface seismic and geological picture of the productive horizons across our entire acreage, in the process building an inventory of drill-ready prospects;

         o drill up to seven wells in 2006, including the Drozdowice-1 well, subject to the results of drilling and seismic interpretation and to the exploration priorities of our partner, POGC;

         o build the necessary infrastructure to begin producing our Zaniemysl discovery and begin planning for production from the Sroda-4 well and other discoveries; and

         o endeavor to expand our holdings in and around the Fences and perhaps other areas.

         More detailed information concerning the Fences area and our exploration history there can be found under the section Exploration, Development and Production Activities below.

     Wilga

         The Wilga project area in central southeast Poland consists of exploration rights on approximately 250,000 gross acres held by us and POGC in Block 255, where the Wilga 2 discovery well is located. We have an 82% working interest and are the operator; POGC holds the remaining 18% working interest. We successfully completed an extended flow test on the Wilga 2, confirming that the well is capable of producing at a commercial rate. We are building production facilities and a pipeline to place this well into commercial production in the second half of 2006. Seismic interpretation is underway to determine if further drilling is warranted either in the Wilga field or elsewhere in Block 255.

Exploration, Development and Production Activities

     Polish Exploration Rights

         As of December 31, 2005, we had earned oil and gas exploration rights in Poland in the following gross acreage components:

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

     Exploratory Activities in Poland

         Fences I Project Area

         In April 2000, we agreed to spend $16.0 million on exploration costs in the Fences I project area to earn a 49% interest. We have completed the $16.0 million earn-in requirement. As a result, POGC paid its 51% share of costs during 2005. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation: Introduction--Fences I Commitment and Settlement, for further information on how the commitment was satisfied.

         The Rotliegend is the primary target horizon throughout most of the Fences I project area, at depths from approximately 2,800 to 3,200 meters, except along the extreme southwest portion where the target reservoir is carbonates of the lower Permian. During 2000, we drilled the Kleka 11, our first Rotliegend target, which began producing in early 2001. In 2003, we agreed to assign our interest in the Kleka 11 well, including accrued gas sales proceeds and proceeds from ongoing production during 2003 and 2004, to POGC as a credit against our earning requirement in Fences I. By December 31, 2004, we had met our earning requirement without crediting assignment of the Kleka well, so we have agreed with POGC not to assign our interest in the Kleka 11 well, subject to the completion of formal documentation.

         During 2001, we drilled the Mieszkow 1, an exploratory dry hole. The Mieszkow well demonstrated the need to apply modern seismic data processing and to assure careful handling of velocities in seismic data interpretation. In 2002 and each year since, we have acquired, processed and interpreted a substantial amount of seismic data, with particular emphasis on utilizing acquisition, processing and interpretation techniques that have been used successfully in the Rotliegend gas fields of the southern United Kingdom Gas Basin.

         In January 2003, we entered into a farmout agreement with CalEnergy Gas (Holdings) Ltd., the upstream gas business unit of MidAmerican Energy Holdings Company, whereby CalEnergy Gas had the right, but not the obligation, to earn a 24.5% interest in all or a portion of the Fences I project area.

         In February 2004, we completed the Zaniemysl-3 exploratory well in the Fences I project area as a commercial well with proved reserves for the well estimated at approximately 24 Bcf of gas. See Item 2. Properties: Proved Reserves. Together with our partners, POGC and CalEnergy Gas, we are building facilities and will connect to the pipeline grid through a pipeline being built by POGC to produce gas from the Zaniemysl structure at a permitted rate of 10 MMcf of gas per day. Gas production is scheduled to commence in the second half of 2006.

         As a result of paying for the Zaniemysl-3 well, CalEnergy Gas earned a 24.5% interest in the approximately 45,000 acres surrounding the Zaniemysl field referred to as the Greater Zaniemysl Area, or GZA.

         Outside of the CalEnergy Gas GZA, during the second half of 2004, we and POGC drilled the Rusocin-1 well, the first well intentionally focused on a stratigraphic trap in the Rotliegend. In a January 2005 initial drill stem test, the well flowed gas from an 8 meter (26 feet) section of the Rotliegend sandstone target reservoir. The top of the Rotliegend was encountered at approximately 2,747 meters. Results of the initial drill stem test indicate that the reservoir may extend beyond the mapped faults, suggesting a larger reservoir along the Wolsztyn High. We believe the well may have discovered the lower edge of a pinch-out at the top of the Rotliegend sandstone with 20-25% porosity.

         During 2005, we drilled the Lugi-1 well southeast of the Rusocin-1 well. The Lugi-1 was another stratigraphic test of the pinch-out play, and was determined to be noncommercial in December 2005. We are currently completing a two-dimensional, or 2-D, seismic acquisition program over the prospective pinch-out area of Fences I and anticipate completing our reinterpretation in the second half of 2006, at which time we will decide when to drill another test of the pinch-out play.

         During the remainder of 2006, as we have done each year since 2002, we plan to acquire new 2-D seismic data on selected structural prospects as well as along the apparent stratigraphic trap trend; we are also considering acquiring new three-dimensional, or 3-D, seismic data along the stratigraphic trap trend. We intend to propose additional wells, both exploratory and appraisal, as our technical staff approves specific projects.

         Fences II Project Area

         In January 2003, we agreed to spend $4.0 million on exploration costs in the Fences II project area to earn a 49% interest. We have completed the $4.0 million earn-in requirement. As a result, POGC paid its 51% share of costs during 2005. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation: Introduction--Fences II Commitment, for further information on how the commitment was satisfied.

         The Rotliegend is the primary target horizon throughout most of the Fences II project area, at depths from approximately 3,200 to 3,800 meters. In early 2002, Conoco, Inc., Ruhrgas and POGC drilled a dry hole in the northeast of the Fences II area. The well, although dry, did confirm the presence of reservoir quality Rotliegend sandstone at a depth of more than 3,700 meters, which we believe makes virtually the entire block prospective for Rotliegend, subject to accurate geophysical resolution of the trapping features.

         During 2003 and 2004, we reprocessed and interpreted several thousand kilometers of 2-D seismic data to develop a more complete subsurface model of the Rotliegend and Zechstein horizons. In the second half of 2004, we received operating committee approval to drill the Sroda-4 prospect, a structural feature modeled on POGC's Radlin field. Drilling operations resulted in a commercial well in April 2005, with proved reserves of approximately 16 Bcf of gas. We plan to begin sizing production facilities once we have a second successful well in the Sroda area.

         In September 2005, we began drilling another well, Sroda-5, into another structure located about 4km east southeast of the Sroda-4 structure. This well was determined to be noncommercial, largely due to cementation in the top 15 meters of the otherwise porous Rotliegend sandstone. This kind of cementation can be the result of faulting and our technical group is reviewing new seismic data to determine whether to recommend drilling a near offset to Sroda-5.

         We have continued to acquire new seismic each year since 2003, with particular attention to acquisition, processing and interpretation, endeavoring to capitalize on advances developed in the Rotliegend gas fields of the southern United Kingdom Gas Basin. We have identified several additional prospects in the Sroda region, including Sroda City, Sroda Northwest and Winna Gora, and anticipate drilling at least three wells in this area during 2006.

         We have also identified other structural features outside this area and we are continuing to work on interpretation and mapping throughout the Fences II area. We believe the Fences II area, in general, and the Sroda area, in particular, have potential for discoveries of large gas accumulations.

         Fences III Project Area

         Also in 2003 we acquired the Fences III project area with a 100% interest. During the next two years, we reprocessed and interpreted several thousand kilometers of existing seismic data covering approximately the northern third of the Fences III project area, and in January 2006 began drilling our first well, the Drozdowice-1. This well targeted a potential combination reservoir of Zechstein limestone and Rotliegend sandstone at a total depth of approximately 1400 meters. Upon reaching total depth, a drill stem test of the target reservoir yielded no observable hydrocarbons. We plan to evaluate the drilling data in conjunction with existing seismic data before pursuing additional drilling in Fences III.

         Wilga Project Area

         In January 2005, we announced plans to begin working with POGC to bring the Wilga well into production. The well is expected to produce at a rate of 5-6 MMcf of gas and 230 Bbls of condensate per day when it begins production, which we anticipate will be in the second half of 2006. The Wilga well was drilled in 2000 and as of December 31, 2004, had gross proved reserves of 6.3 Bcf and 254,000 barrels of condensate. We are the operator of the Wilga project area and own an 82% interest. POGC owns an 18% interest. During 2005 we began allocating technical resources to the Wilga area in an effort to understand the two noncommercial wells that were drilled following the commercially successful Wilga-2 and to identify other potential targets in the Block. We anticipate carrying out additional technical work during 2006.

     Exploratory Activities in the United States

         Nevada

         During 2005, we drilled and abandoned three wildcat oil wells in Railroad Valley, Nevada. In addition, we also plugged and abandoned another well that had been drilled during late 2004. We plan to drill a small number of exploratory wells again in 2006 on land that is near our existing producing properties in Nevada. Our actual cash costs to drill each well is approximately $100,000. We are able to achieve such low drilling costs due to an agreement with our partner whereby it contributes drilling equipment and we contribute all drilling labor, made up of our existing employees in Montana.


--------------------------------------------------------------------------------
                              ITEM 1A. RISK FACTORS
--------------------------------------------------------------------------------

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

         o there is no method to predict in advance of drilling and testing whether any prospect encountering oil or gas will yield oil or gas in sufficient quantities to cover drilling or completion costs or to be economically viable;

         o one or more appraisal wells may be required to confirm the commercial potential of an oil or gas discovery;

         o we may continue to incur exploration costs in specific areas even if initial appraisal wells are plugged and abandoned or, if completed for production, do not result in production of commercial quantities of oil or gas; and

         o drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including operating problems encountered during drilling, weather conditions, compliance with governmental requirements, shortages or delays in the delivery of equipment or availability of services, and other factors.

         We have limited control over our exploration and development activities in Poland.

         Our partner, POGC, holds the majority interest and is operator of our two most important project areas and has a minority interest in a third project area. As a paying partner, we rely to a significant extent on the financial capabilities of POGC. If POGC were to fail to perform its obligations under contracts with us, it would most likely have a material adverse effect on us. In particular, we have prepared our exploration budget through 2006 based on the participation of and funding to be provided by POGC. Although we have rights to participate in exploration and development activities on some POGC-controlled acreage, we have limited rights to initiate such activities. Further, we have no direct interest in some of the underlying agreements, licenses and grants from the Polish agencies governing the exploration, exploitation, development or production of acreage controlled by POGC. Thus, our program in Poland involving POGC-controlled acreage would be adversely affected if POGC should elect not to pursue activities on such acreage, if the relationship between us and POGC should deteriorate or terminate or if POGC or the governmental agencies should fail to fulfill the requirements of or elect to terminate such agreements, licenses or grants.

         We cannot assure the exploration models we are using in Poland will lead to finding oil or gas in Poland.

         We cannot assure the exploration models we and POGC have developed will provide a useful or effective guide for selecting exploration prospects and drilling targets. We will have to revise or replace these exploration models as a guide to further exploration if ongoing drilling results do not confirm their validity. These exploration models may be based on incomplete or unconfirmed data and theories that have not been fully tested. The seismic data, other technologies, and the study of producing fields in the area do not enable us to know conclusively prior to drilling that oil or gas will be present in commercial quantities. We cannot assure that the analogies that we draw from available data from other wells, more fully explored prospects, or producing fields will be applicable to our drilling prospects.

         We cannot accurately predict the size of exploration targets or foresee all related risks.

         Notwithstanding the accumulation and study of 2-D and 3-D seismic data, drilling logs, production information from established fields, and other data, we cannot predict accurately the oil or gas potential of individual prospects and drilling targets or the related risks. Our predictions are only rough, preliminary geological estimates of the forecasted volume and characteristics of possible reservoirs and are not an estimate of reserves. In some cases, our estimates may be based on a review of data from other exploration or producing fields in the area that ultimately may be found not to be similar to our exploration prospects. We may require several test wells and long-term analysis of test data and history of production to determine the oil or gas potential of individual prospects.

         We have had limited exploratory success in Poland.

         We have participated in drilling 21 exploratory wells in Poland, including five exploratory successes (the Wilga 2, Kleka 11, Zaniemysl-3, Sroda-4 and Rusocin-1), and sixteen exploratory dry holes. Of our five exploratory successes in Poland, only the Kleka 11 well is currently producing. Gas production is scheduled to commence in the second half of 2006 at Wilga 2 and Zaniemysl-3.

         We may not achieve the results anticipated in placing our current or future discoveries into production.

         We may encounter delays in commencing the production and the sale of gas in Poland, including our recent gas discoveries and other possible future discoveries. The possible delays may include obtaining rights-of-way to connect to the POGC pipeline system, obtaining construction permits, availability of materials and contractors, the signing of an oil or gas purchase contract, and other factors. Such delays would correspondingly delay the commencement of cash flow and may require us to obtain additional short-term financing pending commencement of production. Further, we may design proposed surface and pipeline facilities based on possible estimated results of additional drilling. We cannot assure that additional drilling will establish additional reserves or production that will provide an economic return for planned expenditures for facilities. We may have to change our anticipated expenditures if costs of placing a particular discovery into production are higher, if the project is smaller, or if the commencement of production takes longer than expected.

         Privatization of POGC could affect our relationship and future opportunities in Poland.

         Our activities in Poland have benefited from our relationship with POGC, which has provided us with exploration acreage, seismic data and production data under our agreements. The Polish government commenced the privatization of POGC by selling POGC"s refining assets. In late 2005, POGC successfully completed an initial public offering on the Warsaw stock exchange, and approximately 35% of POGC is now owned by the public and current and former employees. Privatization may result in new policies, strategies or ownership that could adversely affect our existing relationship and agreements, as well as the availability of opportunities with POGC in the future.

         We have a history of operating losses and may require additional capital in the future to fund our operations.

         From our inception in January 1989 through December 31, 2005, we have incurred cumulative net losses of $68.5 million. We expect that our exploration and production activities may continue to result in net losses and that our accumulated deficit may increase. We anticipate that we will incur losses through 2006 and possibly beyond, depending on whether our activities in Poland and the United States result in sufficient revenues to cover related operating expenses.

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

         We rely on our officers and key employees and consultants and their expertise, particularly David N. Pierce, President and Chief Executive Officer; Thomas B. Lovejoy, Chairman and Chief Financial Officer; Andrew W. Pierce, Vice-President and Chief Operating Officer, Jerzy B. Maciolek, Vice-President of Exploration, Zbigniew Tatys, Poland Country Manager, and Richard Hardman, Director and Chairman of our technical committee. The loss of the services of any of these individuals may materially and adversely affect us. We have entered into employment agreements with our key executives. We do not maintain key-man insurance on any of our employees.

         The price we receive for gas we sell will likely be lower than free market gas prices in western Europe.

         Our limited number of wells and reserves means we cannot assure uninterruptible supply in sufficient quantities to meet the anticipated requirements of industrial users, so we currently are dependent on selling gas to POGC at prices generally lower than prevailing in western Europe. The market for the sale of gas in Poland is open to competition, but there are not yet many participants. Accordingly, we expect that the prices we receive for the gas we produce will be lower than would be the case in a fully competitive setting and may be lower than prevailing western European prices, at least until a fully competitive market develops in Poland or until we are able to assure potential purchasers other than POGC that we have sufficient wells and reserves to assure an uninterruptible supply in sufficient quantities. Further, there is no established market relationship between gas prices in short-term and long-term sales agreements. Notwithstanding the strong demand for gas in Poland, the availability of abundant quantities of gas from former members of the Soviet Union and the low cost of electricity from coal-fired generating facilities may also tend to depress gas prices in Poland.

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

         o the effect of governmental regulation on the production, transportation and sale of oil and gas; and

         o        other factors beyond our control.

We have not entered into any agreements to protect us from price fluctuations and may or may not do so in the future.

         Our industry is subject to numerous operating risks. Insurance may not be adequate to protect us against all these risks.

         Our oil and gas drilling and production operations are subject to hazards incidental to the industry. These hazards include blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. To lessen the effects of these hazards, we maintain insurance of various types to cover our domestic operations. We cannot assure that the general liability insurance of $10.0 million carried by us can continue to be obtained on reasonable terms. POGC, as operator of the Fences project area, is self-insured. We do not plan to purchase well control insurance on wells we drill in the Fences project area and may elect not to purchase such insurance on wells drilled in other areas in Poland as well. The current level of insurance does not cover all of the risks involved in oil and gas exploration, drilling and production. Where additional insurance coverage does exist, the amount of coverage may not be sufficient to pay the full amount of such liabilities. We may not be insured against all losses or liabilities that may arise from all hazards because such insurance is unavailable at economic rates, because of limitations on existing insurance coverage, or other factors. For example, we do not maintain insurance against risks related to violations of environmental laws. We would be adversely affected by a significant adverse event that is not fully covered by insurance. Further, we cannot assure that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

     Risks Relating to Conducting Business in Poland

         Polish laws, regulations and policies may be changed in ways that could adversely impact our business.

         Our oil and gas exploration, development and production activities in Poland are and will continue to be subject to ongoing uncertainties and risks, including:

         o possible changes in government personnel, the development of new administrative policies, and practices and political conditions in Poland that may affect the administration of agreements with governmental agencies or enterprises;

         o possible changes to the laws, regulations and policies applicable to us and our partners or the oil and gas industry in Poland in general;

         o uncertainties as to whether the laws and regulations will be applicable in any particular circumstance;

         o uncertainties as to whether we will be able to enforce our rights in Poland;

         o uncertainty as to whether we will be able to demonstrate, to the satisfaction of the Polish authorities, our and POGC's compliance with governmental requirements respecting exploration expenditures, results of exploration, environmental protection matters, and other factors;

         o the inability to recover previous payments to the Polish government made under the exploration rights or any other costs incurred respecting those rights if we were to lose or cancel our exploration and exploitation rights at any time;

         o        political instability and possible changes in government;

         o        export and transportation tariffs;

         o        local and national tax requirements;

         o expropriation or nationalization of private enterprises and other risks arising out of foreign government sovereignty over our acreage in Poland; and

         o possible significant delays in obtaining opinions of local authorities or satisfying other governmental requirements in connection with a grant of permits to conduct exploration and production activities.

         Poland has a developing regulatory regime, regulatory policies and interpretations.

         Poland has a developing regulatory regime governing exploration and development, production, marketing, transportation and storage of oil and gas. These provisions were recently promulgated and are relatively untested. Therefore, there is little or no administrative or enforcement history or established practice that can aid us in evaluating how the regulatory regime will affect our operations. It is possible that such governmental policies will change or that new laws and regulations, administrative practices or policies or interpretations of existing laws and regulations will materially and adversely affect our activities in Poland. For example, Poland's laws, policies and procedures were changed to conform to the requirements that had to be met before Poland was admitted as a full member of the European Union.

         Our oil and gas operations are subject to rapidly changing environmental laws and regulations that could have a negative impact on our operations.

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

         We and our partners cannot assure that we have complied with all applicable laws and regulations in drilling wells, acquiring seismic data or completing other activities in Poland to date. The Polish government may adopt more restrictive regulations or administrative policies or practices. The cost of compliance with current regulations or any changes in environmental regulations could require significant expenditures. Further, breaches of such regulations may result in the imposition of fines and penalties, any of which may be material. These environmental costs could have a material adverse effect on our financial condition, results of operations, or cash flows in the future.

         Certain risks of loss arise from our need to conduct transactions in foreign currency.

         The amounts in our agreements relating to our activities in Poland are sometimes expressed and payable in United States dollars and sometimes in Polish zlotys. Conversions between United States dollars and Polish zlotys are made on the date amounts are paid or received. In the future, our financial results and cash flows in Poland may be affected by fluctuations in exchange rates between the Polish zloty and the United States dollar. We have not hedged our foreign currency activities in the past and do not plan to do so. Currencies used by us may not be convertible at satisfactory rates. In addition, the official conversion rates between United States and Polish currencies may not accurately reflect the relative value of goods and services available or required in Poland. Further, inflation may lead to the devaluation of the Polish zloty.

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

         Our common stock has traded as low as $4.50 and as high as $16.71 during intra-day trading between January 1, 2005, and the date of this report. Some of the factors leading to this volatility include:

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

--------------------------------------------------------------------------------
                       ITEM 1B. UNRESOLVED STAFF COMMENTS
--------------------------------------------------------------------------------

         None.

--------------------------------------------------------------------------------
                               ITEM 2. PROPERTIES
--------------------------------------------------------------------------------

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

         Poland has created an attractive legal framework and fiscal regime for oil and gas exploration by actively encouraging investment by foreign companies to offset its lack of capital to further explore its oil and gas resources. In July 1995, Poland's Council of Ministers approved a program to restructure and privatize the Polish petroleum sector. So far under this plan, a refinery located in Plock has been privatized as a publicly-held company with its stock trading on the London and Warsaw stock exchanges. In September of 2005, POGC sold 15% of its stock in an initial public offering on the Warsaw Stock Exchange, raising a total of 2.7 billion Polish zlotys (approximately US $900 million). POGC also issued 20% of its stock to current and former employees. We expect the additional funding will allow POGC to become more aggressive with the exploration spending as it pursues its stated goal of increasing gas production in-country by 60% in the next three years.

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

Polish Properties

     Legal Framework

         General Usufruct and Concession Terms

         All of our rights in Poland have been awarded to us or to POGC pursuant to the Geological and Mining Law, which specifies the process for obtaining domestic exploration and exploitation rights. Under the Geological and Mining Law, the concession authority enters into mining usufruct (lease) agreements that grant the holder the exclusive right to explore for oil and gas in a designated area or to exploit the designated oil and/or gas field for a specified period under prescribed terms and conditions. The holder of the mining usufruct covering exploration must also acquire an exploration concession by applying to the concession authority and providing the opportunity for comment by local governmental authorities.

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

         If commercially viable oil or gas is discovered, the concession owner, during the first two years of production, then applies for an exploitation concession, as provided by the usufructs, generally with a term of 25 to 30 years or as long as commercial production continues. Upon the grant of the exploitation concession, the concession owner may become obligated to pay a fee, to be negotiated, but expected to be less than 1% of the market value of the estimated recoverable reserves in place. The concession owner would also be required to pay a royalty on any production, the amount of which will be set by the Council of Ministers, within a range established by legislation for the mineral being extracted. The royalty rate for high-methane gas is currently less than $0.05 per Mcf. This rate could be increased or decreased by the Council of Ministers to a rate between $0.02 and $0.10 per Mcf (the current statutory minimum and maximum royalty rates). Local governments will receive 60% of any royalties paid on production. The holder of the exploitation concession must also acquire rights to use the land from the surface owner and could be subject to significant delays in obtaining the consents of local authorities or satisfying other governmental requirements prior to obtaining an exploitation concession.

         Fences I Project Area

         The Fences I project area consists of a single oil and gas exploration concession controlled by POGC. Three producing fields (Radlin, Kleka and Kaleje) lie within the concession boundary, but are excluded from the Fences I concession. The concession is for a period of six years ending in September 2007 and carried certain work requirements, all of which have been completed except for the acquisition of 70 kilometers of 3-D seismic data.

         Fences II Project Area

         The Fences II project area consists of four oil and gas exploration concessions controlled by POGC. The concessions have expiration dates ranging from July 2006 to July 2008. Remaining work commitments in the aggregate include acquiring 30 kilometers of new 2-D seismic data and drilling one well. POGC is currently working on an extension for the concessions that expire in 2006.

         Fences III Project Area

         The Fences III project area consists of a single oil and gas exploration concession held by us. Several producing fields lie within the concession boundaries, but are excluded from the Fences III project area. The concession is for a period of six years ending in December 2009. Remaining work commitments include acquiring 100 kilometers of new 2-D seismic data or drilling one well, which has been satisfied by the drilling of the Drozdowice-1 well, and analysis and interpretation of existing well data. Beginning in the fourth year, there is a drilling requirement of a second well.

         Wilga/Block 255 Project Area

         The Wilga project area consists of a single oil and gas exploration concession that expires in July 2006. We are in the process of submitting a routine extension application. All work commitments have been completed.

         As of December 31, 2005, all required usufruct/concession payments had been made for each of the above project areas.

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

         During early 2001, we and POGC constructed a pipeline from the Kleka 11 well approximately four kilometers to POGC's Radlin field gas processing facility and began selling gas produced to POGC at a price of $2.02 per MMBTU under a five-year contract that may be terminated by us with a 90-day written notice. As part of our restructured agreement with POGC, we agreed in 2003 to assign our interest in the Kleka 11 well, including amounts representing unpaid gas sales, to POGC to reduce our outstanding obligation to POGC; in early 2004, we and POGC agreed that we would not convey the Kleka 11 well, subject to completing final documentation. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation: Introduction--Fences I Commitment and Settlement, for further information concerning the Kleka 11 well.

United States Properties

     Producing Properties

         In the United States, we currently produce oil in Montana and Nevada. All of our producing properties, except for the Rattlers Butte field (an exploratory discovery during 1997), were purchased during 1994. A summary of our average daily production, average working interest and net revenue interest for our United States producing properties during 2005 follows:

                                                     Average Daily Production
                                                              (Bbls)                Average          Average
                                                    ----------------------------    Working        Net Revenue
                                                       Gross           Net         Interest          Interest
                                                    ------------- -------------- -------------- ---------------
         United States producing properties:
           Montana:
             Cut Bank............................        227           195             99.6%           86.4%
             Bears Den...........................          7             5             98.0            81.0
             Rattlers Butte......................         15             1              6.3             5.1
                                                    ------------- --------------
               Total.............................        249           201
                                                    ------------- --------------
           Nevada:
             Trap Springs........................          7             1             21.6            18.9
             Munson Ranch........................         33            11             36.0            34.1
             Bacon Flat..........................         23             4             16.9            12.5
                                                    ------------- --------------
               Total.............................         63            16
                                                    ------------- --------------
                 Total United States producing
                   properties....................        312           217
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

         In Nevada, we operate the Trap Springs and Munson Ranch fields and have an interest in the Bacon Flat field, which is operated by an industry partner. The Trap Springs field was discovered in 1976. In the Trap Springs field, we produce oil from a depth of approximately 3,700 feet from one well, with a working interest of 21.6%. The Munson Ranch field was discovered in 1988. In the Munson Ranch field, we produce oil at an average depth of 3,800 feet from five wells, with an average working interest of 36%. The Bacon Flat field was discovered in 1981. In the Bacon Flat field, we produce oil from one well at a depth of approximately 5,000 feet, with a 16.9% working interest.

     Production, Transportation and Marketing

         The following table sets forth our average net daily oil production, average sales price and average production costs associated with our United States oil production during 2005, 2004 and 2003:

                                                                                    Years Ended December 31,
                                                                              -------------------------------------
                                                                                 2005         2004         2003
                                                                              -----------  -----------  -----------
         United States producing property data:
           Average daily net oil production (Bbls)..........................      217          234          234
           Average sales price per Bbl......................................   $48.09       $36.34       $26.29
           Average production costs per Bbl(1)..............................   $26.79       $18.85       $17.22
------------------

(1) Production costs include lifting costs (electricity, fuel, water, disposal, repairs, maintenance, pumper, transportation and similar items) and production taxes. Production costs do not include such items as general and administrative costs; depreciation, depletion and amortization; state income taxes or federal income taxes.

         We sell oil at posted field prices to one of several purchasers in each of our production areas. In July 2003, we began selling the majority of our Montana production, which represents over 84% of our total oil sales, to CENEX, a regional refiner and marketer. Posted prices are generally competitive among crude oil purchasers. Our crude oil sales contracts may be terminated by either party upon 30 days' notice.

     Oilfield Services - Drilling Rig and Well-Servicing Equipment

         In Montana, we perform, through our drilling subsidiary, FX Drilling Company, Inc., a variety of third-party contract oilfield services, including drilling, workovers, location work, cementing and acidizing. We currently have a drilling rig capable of drilling to a vertical depth of 6,000 feet, a workover rig, two service rigs, cementing equipment, acidizing equipment, and other associated oilfield servicing equipment.

Proved Reserves

         Proved reserves are the estimated quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions. Our proved oil and gas reserve quantities and values are based on estimates prepared by independent reserve engineers in accordance with guidelines established by the Securities and Exchange Commission, or SEC. Operating costs, production taxes and development costs were deducted in determining the quantity and value information. Such costs were estimated based on current costs and were not adjusted to anticipate increases due to inflation or other factors. No price escalations were assumed and no amounts were deducted for general overhead, depreciation, depletion and amortization, interest expense and income taxes. The proved reserve quantity and value information is based on the weighted average price on December 31, 2005, of $51.11 per Bbl for oil in the United States and $50.00 per Bbl of oil and $2.97 per Mcf of gas in Poland. The determination of oil and gas reserves is based on estimates and is highly complex and interpretive, as there are numerous uncertainties inherent in estimating quantities and values of proved reserves, projecting future rates of production and the timing and amount of development expenditures. The estimated present value, discounted at 10% per annum, of the future net cash flows, or PV-10 Value, was determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 69, "Disclosure About Oil and Gas Activities," and SEC guidelines. Our proved reserve estimates are subject to continuing revisions as additional information becomes available or assumptions change.

         Estimates of our proved United States oil reserves were prepared by Larry Krause Consulting, an independent engineering firm in Billings, Montana. Estimates of our proved Polish gas reserves were prepared by RPS Energy, an independent engineering firm in the United Kingdom. No estimates of our proved reserves have been filed with or included in any report to any other federal agency during 2005.

         The following summary of proved reserve information as of December 31, 2005, represents discounted, after tax estimates net to us only, and should not be construed as exact:

                                    United States                         Poland
                              --------------------------- ----------------------------------------      Total
                                 Oil        PV-10 Value       Oil          Gas       PV-10 Value     PV-10 Value
                              -----------  -------------- ------------ ------------ -------------- -----------------
                                (MBbls)        (In           (MBbls)      (MMcf)         (In              (In
                                             thousands)                                thousands)       thousands)
Proved reserves:
  Developed producing........      408            $5,836        --          974         $   830           $ 6,666
  Undeveloped................       --                --       209       18,814          35,249            35,249
                              -----------  -------------- ------------ ------------ -------------- -----------------
    Total....................      408            $5,836       209       19,788         $36,079           $41,915
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

Drilling Activities

         The following table sets forth the exploratory wells that we drilled during the years ended December 31, 2005, 2004 and 2003:

                                                                      Years Ended December 31,
                                                 -------------------------------------------------------------------
                                                         2005                   2004                   2003
                                                 ---------------------  ---------------------  ---------------------
                                                   Gross       Net       Gross        Net       Gross        Net
                                                 ---------- ----------  ---------  ----------  ---------  ----------
         Discoveries:
           United States.......................    --          --         --         --           --         --
           Poland..............................    --          --          2.0        0.7         --         --
                                                 ---------- ----------  ---------  ----------  ---------  ----------
             Total.............................    --          --          2.0        0.7         --         --
                                                 ---------- ----------  ---------  ----------  ---------  ----------

         Exploratory dry holes:
           United States.......................     4.00        2.0       --         --           --         --
           Poland..............................     2.00        1.0       --         --           --         --
                                                 ---------- ----------  ---------  ----------  ---------  ----------
             Total.............................    --          --         --         --           --         --
                                                 ---------- ----------  ---------  ----------  ---------  ----------

         Total wells drilled...................     6.0         3.0        2.0        0.7         --         --
                                                 ========== ==========  =========  ==========  =========  ==========

Wells and Acreage

         As of December 31, 2005, our producing gross and net well count consisted of the following:

                                                          Number of Wells
                                                      ------------------------
                                                        Gross         Net
                                                      -----------  -----------
         Well count:
           United States(1)............................   118.0       112.0
           Poland(2)...................................     1.0         0.5
                                                      -----------  -----------
             Total.....................................   119.0       112.5
                                                      ===========  ===========
------------------
(1) All of our United States wells are producing oil wells. We have no gas production in the United States.
(2) Consists of Kleka 11 well, which we agreed in 2003 to convey to POGC; in early 2004, we and POGC agreed that we would not convey the Kleka 11 well, subject to completing final documentation. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation:
     Introduction-- Fences I Commitment and Settlement, for further information concerning the Kleka 11 well.

         The following table sets forth our gross and net acres of developed and undeveloped oil and gas acreage as of December 31, 2005:

                                                                   Developed                    Undeveloped
                                                          ----------------------------  ----------------------------
                                                             Gross           Net           Gross           Net
                                                          ----------------------------  ----------------------------
         United States:
           Montana......................................      10,732         10,418           1,150         1,057
           Nevada.......................................         400            128           9,332         6,351
                                                          -------------  -------------  ------------- --------------
              Total.....................................      11,132         10,546          10,482         7,408
                                                          -------------  -------------  ------------- --------------

         Poland: (1)
           Fences I project area........................         225            110         265,000       119,000
           Fences II project area.......................          --             --         670,000       328,000
           Fences III project area......................          --             --         770,000       770,000
           Wilga project area...........................         543            441         225,000       183,000
                                                          -------------  -------------  ------------- --------------
               Total Polish acreage.....................         768            551       1,930,000     1,400,000
                                                          -------------  -------------  ------------- --------------
         Total Acreage..................................      11,900         11,097       1,940,482     1,407,408
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

         We expect Poland will continue to pass further legislation aimed at harmonizing Polish environmental law with that of the European Union. The European Union Treaty of Accession will require divestment by the Polish government of certain portions of its oil and gas business. Changes in the industry ownership may affect the business climate where we operate.

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

         The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. Furthermore, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

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

Employees and Consultants

         As of December 31, 2005, we had 39 employees, consisting of nine in Salt Lake City, Utah; 21 in Oilmont, Montana; one in Greenwich, Connecticut; three in Houston, Texas; and five in Poland. Our employees are not represented by a collective bargaining organization. We consider our relationship with our employees to be satisfactory. We also regularly engage technical consultants to provide specific geological, geophysical and other professional services. Our executive officers and other management employees regularly travel to Poland to supervise activities conducted by our staff and others under contract on our behalf.

Offices and Facilities

         Our corporate offices, located at 3006 Highland Drive, Salt Lake City, Utah, contain approximately 3,010 square feet and are rented at $2,960 per month under a month-to-month agreement. In Montana, we own a 16,160 square foot building located at the corner of Central and Main in Oilmont. During 2005, we opened a new production office in Warsaw, located at Ul. Chalubinskiego 8, where we rent a small office suite for approximately $3,200 per month.

Oil and Gas Terms

         The following terms have the indicated meaning when used in this report:

         "Appraisal well" means a well drilled following a successful exploratory well used to determine the physical extent, reserves and likely production rate of a field.

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

         "PV-10 Value" means the estimated future net revenue to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10.0%. These amounts are calculated net of estimated production costs, future development costs and future income taxes, using prices and costs in effect as of a certain date, without escalation and without giving effect to non property-related expenses, such general and administrative costs, debt service, and depreciation, depletion and amortization.

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

--------------------------------------------------------------------------------
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

--------------------------------------------------------------------------------
       ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------

Price Range of Common Stock and Dividend Policy

         The following table sets forth for the periods indicated the high and low closing prices for our common stock as quoted under the symbol "FXEN" on the Nasdaq National Market since August 2004 and on the Nasdaq SmallCap Market previously:

                                                             Low        High
         2006:
           First Quarter (through March 4, 2006).........  $ 4.50     $  8.37

         2005:
           Fourth Quarter................................    7.98       12.35
           Third Quarter.................................    9.58       12.08
           Second Quarter................................    9.31       12.23
           First Quarter.................................   10.65       15.98

         2004:
           Fourth Quarter................................    4.85       11.91
           Third Quarter.................................    6.81        9.18
           Second Quarter................................    7.71        9.71
           First Quarter.................................    8.10       11.68

         We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to reinvest any future earnings to further expand our business. We estimate that, as of March 3, 2006, we had approximately 10,000 stockholders.

         Our common stock is currently traded on the Nasdaq National Market under the symbol FXEN.

--------------------------------------------------------------------------------
                         ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

         The following selected financial data for the five years ended December 31, 2005, are derived from our audited financial statements and notes thereto, certain of which are included in this report. The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report:

                                                                Years Ended December 31,
                                             -------------------------------------------------------------
                                                2005        2004         2003         2002         2001
                                             ----------  ----------    ---------    ---------   ----------
                                                        (In thousands, except per share amounts)
Statement of Operations Data:
  Revenues:
    Oil and gas sales....................... $    3,805  $    3,096    $   2,230    $   2,209   $    2,229
    Oilfield services.......................      2,132         710           98          533        1,584
                                             ----------  ----------    ---------    ---------   ----------
      Total revenues........................      5,937       3,806        2,328        2,742        3,813
                                             ----------  ----------    ---------    ---------   ----------
  Operating costs and expenses:
    Lease operating expenses (1)............      2,462       1,946        1,546        1,365        1,358
    Exploration costs (2)...................      8,369       3,013          523        1,031        6,544
    Recovery of previously expensed
    Input VAT...............................     (2,121)         --           --           --           --
    Impairments of oil and gas properties (3)        --          --          161        1,548           --
    Oilfield services costs.................      1,689         551          190          540        1,301
    Depreciation, depletion and
      amortization..........................        903         636          599          618          662
    Accretion expense.......................         45          41           37           --           --
    Amortization of deferred
      compensation (G&A)....................        125          --           --           55        1,078
    Stock compensation (G&A) (4)............         76       5,859           --           --           --
    Apache Poland G&A (G&A).................         --          --           --           --          575
    General and administrative (G&A)........      6,592       4,909        3,253        2,440          883
                                             ----------  ----------    ---------    ---------   ----------
        Total operating costs and expenses..     18,140      16,955        6,309        7,597       12,401
                                             ----------  ----------    ---------    ---------   ----------

  Operating loss............................    (12,203)    (13,149)      (3,981)      (4,855)      (8,588)
                                             ----------  ----------    ---------    ---------   ----------

  Other income (expense):
    Interest and other income...............        780         529           36          119          543
    Interest expense........................         --          --         (788)      (1,189)        (331)
    Impairment of notes receivable..........         --          --           --           --          (34)
                                             ----------  ----------    ---------    ---------   ----------
        Total other income (expense)........        780         529         (752)      (1,070)         178

  Loss before cumulative effect of
    change in accounting principle..........    (11,423)    (12,620)      (4,733)      (5,925)      (8,410)

  Cumulative effect of change in
    accounting principle....................         --          --        1,800           --           --
                                             ----------  ----------    ---------    ---------   ----------

  Net loss.................................. $  (11,423) $  (12,620)   $  (2,933)   $  (5,925)  $   (8,410)
                                             ==========  ==========    =========    =========   ==========

                                                    - Continued -

                                                          26

                                                                Years Ended December 31,
                                             -------------------------------------------------------------
                                                2005        2004         2003         2002         2001
                                             ----------  ----------    ---------    ---------   ----------
                                                                     (In thousands)
  Basic and diluted net loss per share:

  Basic and diluted loss per common share
    before cumulative effect of change in
    accounting principle.................... $    (0.33) $    (0.41)   $   (0.41)   $   (0.34)  $    (0.48)

  Cumulative effect of change in
    accounting principle....................         --          --         0.09           --           --
                                             ----------  ----------    ---------    ---------   ----------
 Basic and diluted net loss per common
   share.................................... $    (0.33) $    (0.41)   $   (0.32)   $   (0.34)  $    (0.48)
                                             ==========  ==========    =========    =========   ==========

  Basic and diluted weighted average
    shares outstanding......................     34,733      30,691       19,885       17,641       17,673

Cash Flow Statement Data:
  Net cash used in operating activities..... $  (10,105) $   (5,886)   $  (5,561)   $  (2,162)  $   (3,248)
  Net cash (used in) provided by investing
    activities..............................      4,656     (41,492)      (1,446)        (295)         326
  Net cash provided by financing activities.      4,055      33,791       23,673            5        5,000

Balance Sheet Data:
  Working capital (deficit)................. $   27,715  $   33,777    $  16,032    $  (9,150)  $      558
  Total assets..............................     48,271      52,962       23,769        5,441        9,168
  Long-term debt............................         --          --           --           --        4,907
  Stockholders' equity (deficit)............     42,280      48,556       21,459       (4,869)         953

------------------
(1)  Includes lease operating expenses and production taxes.
(2) Includes geophysical and geological costs, exploratory dry hole costs and nonproducing leasehold impairments.
(3) Includes proved property write-downs relating to our properties in the United States and Poland.
(4) Includes noncash compensation charge of $5.8 million associated with the cashless exercise of certain employee stock options.

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

      Value-Added Tax Refund

         Throughout our operating history in Poland, until October 2005, we had been unable to obtain a refund of most of the value-added taxes paid in connection with goods and services purchased (Input VAT). Polish tax laws have restricted the refund of Input VAT for exploration activities to concession holders. In our case, the Polish Oil and Gas Company, or POGC, has traditionally been the concession holder, while we are a working interest owner by virtue of our agreements with POGC.

         During 2004, Poland joined the European Union. This event caused changes to several tax laws, including the law that precluded us from obtaining refunds of Input VAT. In April 2005, we filed a refund application for approximately 13.7 million Polish zlotys, representing all Input VAT paid since our inception in Poland through March of 2005. The Polish taxing authorities began their review of our refund application in October 2005.

         As part of the normal course of the review, and in order to prevent interest accruing on the refund amount, the taxing authorities deposited all
13.7 million zlotys in our bank account in Poland in October 2005, equal to approximately $4.2 million at then-current exchange rates. We have since received requested refunds for the months of April through June of 2005.

         A portion of the past Input VAT is related to capital costs, with the remainder attributed to current and prior years' geological and geophysical costs, along with overhead and other expenses. Accordingly, we have reduced our capital costs by approximately $1.9 million, current year's expenses by $0.1 million, with the remaining $2.2 million related to prior years' expenses shown as a Recovery of Previously Expensed Input VAT in the Consolidated Statements of Operations. In addition, we recorded an Input VAT receivable at December 31, 2005, of $2.0 million, representing Input VAT paid since April 2005, and we expect to be Input VAT neutral from this point forward.

         This means that all of our costs in Poland going forward have effectively been reduced by 22%.

      Fences I Commitment and Settlement

         On April 11, 2000, we agreed to spend $16.0 million of exploration costs on the Fences I project area to earn a 49% interest. When expenditures exceeded $16.0 million, POGC would be obligated to pay its 51% share of further costs.

         In early 2003, we entered into a settlement agreement with POGC to address the methods by which we would satisfy our then-existing unpaid liability incurred in connection with meeting our spending commitment. Among other things, we agreed to assign to POGC all of our rights to prior production from the Kleka 11 well, and the liability was to be further offset by the value of the remaining gas reserves associated with the well. Accordingly, we ceased recording gas sales from the Kleka 11 well as of December 31, 2002. As of December 31, 2004, our share of the Kleka 11 well had estimated reserves of approximately $1.3 million, equal to the accrued liability recorded in favor of POGC. Upon completion of the assignment of the Kleka 11 well, our previously unpaid liability was to have been settled in full.

         Through the end of 2004, exclusive of the Kleka 11 well assignment, we incurred qualifying costs in excess of the commitment amount, which means that we had earned our 49% interest, and POGC became obligated to pay its 51% share of all qualifying project costs. At December 31, 2004, we had recorded a receivable from POGC related to costs we spent in excess of our commitment requirement in the amount of $770,000.

         Due to the fact that we exceeded our $16.0 million commitment through actual cash expenditures in 2004, we and POGC subsequently agreed that the Kleka 11 well would not be assigned to POGC, nor would POGC take credit for prior years' gas sales. In addition, during the first half of 2005, POGC applied approximately $1.3 million in unused cash-call proceeds against our outstanding accrued liability. Accordingly, as of December 31, 2005, by virtue of the various transactions related to our Fences I exploration commitment, POGC now owes us an amount equal to our prior overpayment and our share of gas sales from the Kleka 11 well from inception through the end of 2005 ($1.4 million) and we owe POGC an amount attributable to prior costs and interest that were to have been settled against prior year gas sales from the Kleka 11 well ($0.4 million). In connection with settling our accounts, we recorded a net charge of approximately $55,000, which is included in Interest and Other Income in the Consolidated Statements of Operations. We expect to begin recording gas sales from the Kleka 11 well during 2006.

         Final documentation of our Fences I account is pending instructions from local tax authorities with respect to proper reporting for Value-Added Tax purposes and should be concluded in early 2006.

      Fences II Commitment

         Under a January 2003 agreement, we had the right to earn a 49% interest from POGC, subject to satisfactory completion of our obligations in Fences I and our expenditure of $4.0 million in exploration costs in the Fences II project area. We satisfied the expenditure requirements in late 2004 by continuing our ongoing 2-D seismic data reprocessing, along with drilling the initial well at the Sroda prospect. We have now earned our 49% interest, and POGC has begun paying its 51% share of all qualifying project costs.

      Sales of Common Stock

         We received proceeds from the exercise of stock options and warrants of $4,054,646 during 2005. We completed a registered offering during April of 2004 of 2,152,778 shares of common stock, resulting in net proceeds of $14,348,298 after offering costs of $1,151,704. In August of 2004, we placed privately an additional 950,000 shares, resulting in net proceeds of $6,375,286 after offering costs of $464,717. In addition, warrant and option holders purchased a total of 3,241,638 shares of common stock during 2004, providing an additional $13,067,148 in proceeds.

Critical Accounting Policies

      Oil and Gas Activities

         We follow the successful efforts method of accounting for our oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, these costs plus the costs of drilling the well are expensed. The costs of development wells are capitalized, whether productive or nonproductive. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that net capitalized costs of unproved properties, on a property-by-property basis, are not considered to be realizable. An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net cash flows determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the related fair value, determined on a property-by-property basis. Gains and losses are recognized on sales of entire interests in proved and unproved properties. Sales of partial interests are generally treated as a recovery of costs and any resulting gain or loss is recorded as other income. As a result of the foregoing, our results of operations for any particular period may not be indicative of the results that could be expected over longer periods.

         As of December 31, 2005, we had $3.4 million in capitalized exploratory well costs associated with our Rusocin well pending the determination of proved reserves.

      Oil and Gas Reserves

         Engineering estimates of our oil and gas reserves are inherently imprecise and represent only approximate amounts because of the subjective judgments involved in developing such information. There are authoritative guidelines regarding the engineering criteria that have to be met before estimated oil and gas reserves can be designated as "proved." Proved reserve estimates are updated at least annually and take into account recent production and technical information about each field. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also changes. This change is considered a change in estimate for accounting purposes and is reflected on a prospective basis in related depreciation, depletion and amortization ("DD&A") rates.

         Despite the inherent imprecision in these engineering estimates, these estimates are used in determining DD&A expense and impairment expense and in disclosing the supplemental standardized measure of discounted future net cash flows relating to proved oil and gas properties. DD&A rates are determined based on estimated proved reserve quantities (the denominator) and capitalized costs of producing properties (the numerator). Producing properties' capitalized costs are amortized based on the units of oil or gas produced. Therefore, assuming all other variables are held constant, an increase in estimated proved reserves decreases our DD&A expense. Also, estimated reserves are used to calculate future cash flows from our oil and gas operations, which serve as an indicator of fair value in determining whether a property is impaired or not. The larger the estimated reserves, the less likely the property is impaired.

      Stock-based Compensation

         We have chosen to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 instead of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation," as amended by SFAS No. 148, "Accounting for Stock-based Compensation, Transition and Disclosure."

         See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: New Accounting Pronouncements, for information on the adoption of SFAS 123(R), "Share Based Payments."

Results of Operations by Business Segment

         We operate within two segments of the oil and gas industry: the exploration and production segment, or E&P, and the oilfield services segment. Direct revenues and costs, including depreciation, depletion and amortization costs, or DD&A, general and administrative costs, or G&A, and other income directly associated with their respective segments are detailed within the following discussion. DD&A, G&A, amortization of deferred compensation , interest income, other income, interest expense, and other costs, which are not allocated to individual operating segments for management or segment reporting purposes, are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and the information regarding nonsegmented items for the years ended December 31, 2005, 2004 and 2003, respectively, follows. Further information concerning our business segments can be found in Note 11, Business Segments, in the financial statements.

      Exploration and Production Segment

         A summary of the amount and percentage change, as compared to their respective prior year period, for oil revenues, average oil prices, oil production volumes, and lifting costs per barrel for the years ended December 31, 2005, 2004 and 2003, is set forth in the following table:

                                                              For the year ended December 31,
                                        ----------------------------------------------------------------------------
                                                  2005                     2004                      2003
                                        ----------------------- -------------------------- -------------------------
                                                  Oil                      Oil                       Oil
                                        ----------------------- -------------------------- -------------------------
Revenues..............................         $3,805,000               $3,096,000               $2,230,000
  Percent change versus prior year....             +22.9%                   +38.8%                   +15.9%

Average price (per Bbl )..............             $48.45                   $36.44                   $26.29
  Percent change versus prior year....             +32.9%                   +38.6%                   +24.1%

Production volumes (per Bbl)..........             78,534                   84,970                   84,811
  Percent change versus prior year....              -7.5%                    +.10%                    -6.6%

Lifting costs per Bbl (1).............             $26.79                   $18.85                   $17.79
  Percent change versus prior year....             +42.1%                    +5.9%                   +20.6%

----------------
(1) Lifting costs per barrel are computed by dividing the related lease operating expenses by the total barrels of oil produced. Lifting costs do not include production taxes.

         Oil Revenues. Oil revenues were $3.8 million, $3.1 million and $2.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. All oil revenues during the three years were derived from our producing properties in the United States. During these three years, oil revenues fluctuated primarily due to volatile oil prices and changing production rates that are a function of normal property declines. Oil revenues in 2005 increased from 2004 levels by approximately $922,000 due to higher oil prices, offset by approximately $213,000 related to production declines. Oil revenues in 2004 increased from 2003 levels by approximately $862,000 due to higher oil prices and by approximately $4,000 related to higher oil production.

         Gas Revenues. We did not record any gas revenues during 2005, 2004 and 2003. As part of our Fences I settlement with POGC in early 2003, we agreed to assign our interest in the Kleka 11 well effective December 2002, along with the related accounts receivable, to POGC in order to reduce the balance of our liability due to POGC. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation: Introduction--Fences I Commitment and Settlement, related to settling our Fences I obligation with POGC. We now expect to begin recording gas sales from the Kleka 11 well in 2006.

         Lease Operating Costs. Lease operating costs were $2.5 million in 2005, $1.9 million in 2004 and $1.5 million in 2003. Operating costs rose from 2004 to 2005 as we took advantage of higher oil prices and revenues to work over and recomplete several wells in Montana, which increased our operating costs by approximately $440,000. In addition, the higher oil revenues in 2005 resulted in higher value-based production taxes of approximately $34,000. Operating costs rose in 2004 from 2003 by approximately $279,000 due to higher value-based production taxes and $121,000 due to higher lifting costs as the Company incurred costs for new environmental compliance procedures.

         Exploration Costs. Our exploration efforts are focused in Poland, and the expenses consist of geological and geophysical costs, or G&G costs, exploratory dry holes and oil and gas leasehold impairments. Exploration costs were $8.4 million, $3.0 million and $684,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

         G&G costs were $3.3 million, $2.5 million and $523,000 for the years ended December 31, 2005, 2004 and 2003, respectively. During all three years, most of our G&G costs were spent on acquiring, processing and interpreting new seismic data on the Fences I and II areas, including 800 km of new 2-D seismic shot in 2005.

         Exploratory dry-hole costs were $5.1 million, $472,000 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively. During 2005, we plugged and abandoned two wells in Poland, the Sroda-5 and Lugi 1 wells, for a total cost of approximately $4.6 million. In addition, we plugged and abandoned four exploratory wells in Nevada for a total cost of approximately $713,000. As part of the abandonment of our Pomeranian project area, we were required to plug and abandon the Tuchola 108-2 well in 2004.

         Impairments of oil and gas properties were $0, $0 and $161,000 for the years ended December 31, 2005, 2004 and 2003, respectively. During 2003, the entire impairment related to the Kleka 11 well, which was written down to its reserve value, and included both capital costs and related pipeline costs.

         DD&A Expense - Producing Operations. DD&A expense for producing properties was $511,000, $259,000 and $347,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The increase from 2004 to 2005 is due primarily to a reduction in oil reserves associated with higher operating costs, offset by lower production volumes. The decrease from 2003 to 2004 is due primarily to certain wells being fully depreciated in 2003.

      Oilfield Services Segment

         Oilfield Services Revenues. Oilfield services revenues were $2.1 million, $710,000 and $98,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Activity in the contract drilling industry picked up significantly during 2004 and continued in 2005, resulting in increases of 625% and 200% respectively, in oilfield services revenues. During 2003, the industry was at a virtual standstill in the area where we operate. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on using our oilfield services equipment on our Company-owned properties, and other factors.

         Oilfield Services Costs. Oilfield services costs were $1.7 million, $551,000 and $190,000 for the years ended December 31, 2005, 2004 and 2003, respectively, or 79%, 78% and 194% of oilfield servicing revenues, respectively. During 2003, oilfield servicing costs were a higher percentage of oilfield services revenues, as compared to 2004 and 2005, due to increased downtime and maintenance and repair costs associated with our oilfield servicing equipment. In general, oilfield servicing costs are directly associated with oilfield services revenues. As such, oilfield services costs will continue to fluctuate period to period based on the number of wells drilled, revenues generated, weather, downtime for equipment repairs, the degree of emphasis on using our oilfield services equipment on our Company-owned properties, and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $243,000, $290,000 and $304,000 for the years ended December 31, 2005, 2004 and 2003, respectively. We spent $264,000, $99,000 and $75,000 on upgrading our oilfield servicing equipment during 2005, 2004 and 2003, respectively.

      Nonsegmented Items

         G&A Costs - Corporate. G&A costs were $6.6 million, $4.9 million and $3.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. During 2005, we opened a new office in Warsaw, Poland, hiring five experienced individuals to assist in our exploration and production efforts. A portion of the G&A increase in 2005 is attributable to these new office costs, including salaries, taxes and benefits. In addition, we added administrative staff in the United States, where we also experienced higher compensation related costs. We continue to see higher legal and accounting fees associated with Sarbanes-Oxley compliance and have expanded our use of consultants in our Polish operations. In 2004, G&A costs increased as we incurred higher accounting and legal fees for Sarbanes-Oxley Section 404 compliance, higher investor relations fees as we moved from the Nasdaq SmallCap Market to the National Market, higher salaries and related payroll taxes and benefits as we enlarged our technical staff, and higher consulting fees as we increased our investor relations activities.

         Stock Compensation (G&A). Stock compensation of $76,000 in 2005 represents the value of stock and options granted to non-employees. In 2004, two of our officers exercised options to acquire a total of approximately 650,000 shares of our common stock at an exercise price of $3.00 per share, by canceling options to purchase approximately 350,000 shares and applying the option equity to pay the exercise price on the options exercised. The 10-year options were due to expire during the second quarter. In connection with this cashless exercise, we recorded a stock compensation charge of approximately $5.8 million in the second quarter, which is equal to the difference between the exercise price and fair value of the options on the date of exercise, and a corresponding increase in additional paid-in capital. This noncash transaction had no impact on our working capital, cash flows or stockholders' equity. There we no similar transactions in 2005 or 2003.

         Amortization of Deferred Compensation. (G&A). During November 2005, we issued 298,050 restricted stock purchase rights to employees, resulting in deferred compensation of approximately $3.1 million, which will be amortized ratably over the three-year vesting period. Expense recognized during 2005 totaled approximately $125,000.

         Interest and Other Income - Corporate. Interest and other income was $725,000, $529,000 and $36,000 for the years ended December 31, 2005, 2004 and
2003, respectively. Increases in both yearly periods are due to higher cash balances generally available for investment, coupled with rising interest rates over the two-year period.

         Interest Expense. Interest expense was $0, $0 and $788,000 for the years ended December 31, 2005, 2004 and 2003, respectively. In March 2002, we began to accrue interest on a $5.0 million third-party obligation at an annual rate of 9.5%. From May to September 2003, the loan interest rate increased to 12%. It was reduced to 9.5% from October to November 2003, at which time the lender converted its note payable and accrued interest into common stock. We began accruing interest on our obligation to POGC during 2002, which accounted for interest expense of $371,000 in 2003. As part of our further restructured agreement with POGC, we stopped accruing interest on the obligation at December 31, 2003.

         Income Taxes. We incurred net losses of $11.3 million, $12.6 million and $2.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. SFAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our ability to realize the benefit of our deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of our exploration and development activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in our conclusion that a full valuation allowance be provided. Accordingly, we did not recognize any income tax benefit in our consolidated statement of operations for these years.

Liquidity and Capital Resources

         To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities, and agreements with industry participants that funded our share of costs in certain exploratory activities in return for an interest in our properties. Our cash resources and marketable securities at December 31, 2005, together with revenues that we expect to begin generating with gas sales in 2006, should allow us to carry out our planned exploration program for at least the balance of 2006 without selling additional equity or farming out our properties.

         We may seek to obtain additional funds for future development-related capital investments from strategic alliances with other energy or financial participants, the sale of additional securities, project financing, sale of partial proved or unproved property interests, or other arrangements, some of which may dilute the interest of our existing stockholders or our interest in the specific project financed. We may change the allocation of capital among the categories of anticipated expenditures depending upon the actual results and costs of future exploration, appraisal, development, production, property acquisition and other activities. In addition, we may have to change our anticipated expenditures if costs of placing any particular discovery into production are higher, if the field is smaller, or if the commencement of production takes longer than expected.

         Working Capital (current assets less current liabilities). Our working capital was $27.7 million as of December 31, 2005, a decrease of $6.1 million from December 31, 2004. The decrease is due primarily to costs associated with our drilling and seismic activities during 2005, offset to a degree by our Input VAT refund discussed earlier.

         Operating Activities. We used net cash of $10.1 million, $5.9 million and $5.6 million in our operating activities during 2005, 2004 and 2003, respectively, primarily as a result of the net losses, excluding noncash charges, incurred in those years. Our current assets at year-end included approximately $2.0 million in refundable Input VAT that we expect to receive during the first six months of 2006. Our current liabilities at year-end included approximately $0.6 million in costs related to our drilling and seismic activities in Poland that were paid in early 2006.

         Investing Activities. We received net cash from investing activities of $4.7 million in 2005, and used net cash of $41.5 million and $1.4 million in investing activities in 2004 and 2003, respectively. In 2005 we received $6.8 million from the sale of marketable securities and $1.9 million from the recovery of previously capitalized Input VAT. We invested $627,000 in marketable securities. We spent $3.8 million for oil and gas property additions, $3.3 million of which was related to our Polish drilling activities, with the remainder being spent on our domestic properties. We also spent $158,000 upgrading our office equipment and $264,000 upgrading our oilfield services equipment. In 2004 we transferred $32.7 million to our investment portfolio of marketable securities. We also spent $8.4 million for oil and gas property additions, $7.7 million of which was related to our Polish drilling activities, with the remainder being spent on our domestic properties. We also spent $395,000 upgrading our office equipment and purchasing new oilfield technical software. During 2003, we used $700,000 to pay liabilities associated with oil and gas property additions from prior years. In 2003, we deposited $376,000 with CalEnergy Gas to cover drilling expenses for the Zaniemysl-3 well, in the event costs exceeded an agreed upon target amount. During the second quarter of 2004, we agreed to final drilling costs for the well in an amount that enabled CalEnergy Gas to keep the entire deposit. Accordingly, the total deposit amount was reclassified from other assets to proved property costs. We also spent $194,000 in 2003 related to our proved properties and oilfield equipment in the United States.

         Financing Activities. We received net cash of $4.1 million, $33.8 million and $23.7 million from our financing activities during 2005, 2004 and 2003, respectively. All of the proceeds in 2005 were from the exercise of stock options and warrants. In 2004 we received a total of $20.7 million in net proceeds from the sale of securities. In addition, the exercise of warrants and options provided additional proceeds of $13.1 million. During 2003, we received a total of $25.4 million in net proceeds from the sale of securities. These proceeds were offset by $1.8 million paid to a third-party lender, $1.7 million of which was a principal payment on its note payable, and $100,000 of which was a loan extension fee paid in March 2003.

         We believe our current cash resources, coupled with anticipated future revenues, are sufficient to fund our exploration program through the end of 2006.

Contractual Obligations and Contingent Liabilities and Commitments

         We had no significant contractual obligations or commitments as of December 31, 2005, except for the drilling contract for the Drozdowice-1 well, which began drilling in January 2006, and was plugged and abandoned in March 2006. The contract amount was $0.8 million.

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

New Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123R, "Share-Based Payments" ("SFAS No. 123R"), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. We have adopted this standard effective January 1, 2006, and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Stock-based awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the Consolidated Statement of Operations. The impact of adopting SFAS No. 123R is expected to increase our salaries and benefits expense by approximately $2.7 million for 2006, based on options and other awards outstanding as of December 31, 2005.

         In April 2005, the FASB issued FSP FAS 19-1, "Accounting for Suspended Well Costs," which we adopted effective January 1, 2005. This FSP amends SFAS No. 19 to allow continued capitalization when (a) the well has found a sufficient quantity of reserves to justify proceeding with the project plan, and
(b) the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project, which may include more than one exploratory well if the reserves are intended to be extracted in a single integrated operation. The FSP also requires increased disclosures, which are included in the accompanying consolidated financial statements. Adoption of this rule did not impact our consolidated net loss for 2005. If this FSP had been applied to 2004, it would not have impacted our net loss for that year.

         We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position or cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future earnings or operations.

--------------------------------------------------------------------------------
                      ITEM 7A. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Price Risk

         Realized pricing for our oil production in the United States is primarily driven by the prevailing worldwide price of oil, subject to gravity and other adjustments for the actual oil sold. Historically, oil prices have been volatile and unpredictable. Price volatility relating to our oil production in the United States is expected to continue in the foreseeable future.

         We currently have no gas production in Poland. Previously, our gas in Poland was sold to POGC based on U.S. dollar pricing under a five-year contract. The limited volume and sources of our gas production means we cannot assure uninterruptible production or production in amounts that would be meaningful to industrial users, which may depress the price we may be able to obtain. POGC is the primary purchaser of domestic gas in Poland. We expect that the prices we receive for the gas we produce will be lower than would be the case in a more competitive setting and may be lower than prevailing western European prices, at least until a fully competitive market develops in Poland.

         We currently do not engage in any hedging activities to protect ourselves against market risks associated with oil and gas price fluctuations, although we may elect to do so if we achieve a significant amount of production in Poland.

Foreign Currency Risk

         We have entered into various agreements in Poland, primarily in U.S. dollars or the U.S. dollar equivalent of the Polish zloty. We conduct our day-to-day business on this basis as well. The Polish zloty is subject to exchange rate fluctuations that are beyond our control. We do not currently engage in hedging transactions to protect ourselves against foreign currency risks, nor do we intend to do so in the immediate future; however, we have adopted a policy to reduce currency risk by transferring dollars to zlotys on or about the occasion of making any significant commitment payable in Polish currency.

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


--------------------------------------------------------------------------------
            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         During the year ended December 31, 2005, we have not disagreed with our independent registered public accounting firm on any items of accounting treatment or financial disclosure.

--------------------------------------------------------------------------------
                        ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

Evaluation of Disclosure Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2005, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2005, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

         Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management's report on internal control over financial reporting and the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, on management's assessment and the effectiveness of internal control over financial reporting is included on pages F-1 and F-2 of this report and are incorporated in this Item 9A by reference.

Changes in Internal Control Over Financial Reporting

         There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


--------------------------------------------------------------------------------
                              ITEM 9A. OTHER EVENTS
--------------------------------------------------------------------------------

         None.

                                    PART III

--------------------------------------------------------------------------------
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2006 annual meeting of stockholders under the captions "Corporate Governance," "Proposal 1. Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

--------------------------------------------------------------------------------
                         ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2006 annual meeting of stockholders under the caption "Executive Compensation" is incorporated herein by reference.


--------------------------------------------------------------------------------
          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2006 annual meeting of stockholders under the caption "Principal Stockholders" is incorporated herein by reference.


--------------------------------------------------------------------------------
             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2006 annual meeting of stockholders under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

--------------------------------------------------------------------------------
                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2006 annual meeting of stockholders under the caption "Relationship with Independent Auditors" is incorporated herein by reference.

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

         1. Financial Statements. See the following beginning at page F-1:

                                                                            Page
                                                                            ----
             Management's Report on Internal Control Over Financial
               Reporting...................................................  F-1
             Report of Independent Registered Public Accounting Firm.......  F-2
             Consolidated Balance Sheets as of December 31, 2005 and 2004.. F-4 Consolidated Statements of Operations for the Years Ended
               December 31, 2005, 2004 and 2003............................  F-6
             Consolidated Statements of Comprehensive Loss for the Years
               Ended December 31, 2005, 2004 and 2003......................  F-7
             Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 2005, 2004 and 2003..........................  F-8
             Consolidated Statement of Stockholders' Equity (Deficit) for
               the Years Ended December 31, 2005, 2004 and 2003............  F-9
             Notes to the Consolidated Financial Statements................ F-10

         2. Supplemental Schedules. The supplemental schedules have been omitted because they are not applicable or the required information is otherwise included in the accompanying consolidated financial statements and the notes thereto.

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

    3.02     Bylaws                                                This filing.

    3.03     Articles of Amendment to the Restated Articles of     This filing.
             Incorporation of FX Energy, Inc.

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



  Item 10    Material Contracts (continued)
------------ -----------------------------------------------------
   10.27     FX Energy, Inc. 1996 Stock Option and Award Plan**    Incorporated by reference from the annual report on
                                                                   Form 10-K for the period ended December 31, 2003,
                                                                   filed March 15, 2004.

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


  Item 10    Material Contracts (continued)
------------ -----------------------------------------------------
   10.64     Farmout Agreement Entered into by and between         Incorporated by reference from the annual report
             FX Energy Poland Sp. z o.o. and CalEnergy Power       on Form 10-K for the period ended December 31,
             (Polska) Sp. z o.o. Covering the "Fences Area" in     2002, filed March 27, 2003.
             the Foresudetic Monocline made as of January 9, 2003

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

   10.75     Form of Indemnification Agreement between FX Energy,  Incorporated by reference from the annual report
             Inc. and directors and officers with related          on Form 10-K for the period ended December 31,
             schedule**                                            2003, filed March 15, 2004.

   10.76     Supplemental Indemnification Agreement between FX     Incorporated by reference from the annual report
             Energy, Inc. and Dennis B. Goldstein**                on Form 10-K for the period ended December 31,
                                                                   2003, filed March 15, 2004.

   10.77     Description of compensation arrangement with          Incorporated by reference from the annual report
             executive officers and directors**                    on Form 10-K for the period ended December 31,
                                                                   2003, filed March 15, 2004.

   10.78     Form of Employment Agreement with related schedule**  Incorporated by reference from the annual report on Form 10-K for the period ended
                                                                   December 31, 2003, filed March 15, 2004.

   10.79     Change in Control Compensation Agreement with         Incorporated by reference from the annual report
             related schedule**                                    on Form 10-K for the period ended December 31,
                                                                   2003, filed March 15, 2004.

   10.80     FX Energy, Inc. 401(k) Stock Bonus Plan**             Incorporated by reference from the annual report
                                                                   on Form 10-K for the period ended December 31,
                                                                   2003, filed March 15, 2004.


  Item 10    Material Contracts (continued)
------------ -----------------------------------------------------
   10.81     FX Energy, Inc. 2004 Long-Term Incentive Plan**       Incorporated by reference from the annual report
                                                                   on Form 10-K for the period ended December 31,
                                                                   2003, filed March 15, 2004.

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

   23.03     Consent of RPS Energy, Petroleum Engineers            This filing.

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

   32.02     Certification of Chief Financial Officer Pursuant to  This filing.
             18 U.S.C. Section 1350, as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002
------------------

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

                                        FX ENERGY, INC. (Registrant)


Dated: March 10, 2005                   By:/s/ David N. Pierce
                                           -------------------------------------
                                           David N. Pierce
                                           President and Chief Executive Officer


Dated: March 10, 2006                   By:/s/ Thomas B. Lovejoy
                                           -------------------------------------
                                           Thomas B. Lovejoy
                                           Chief Financial Officer


Dated: March 10, 2006                   By:/s/ Clay Newton
                                           -------------------------------------
                                           Clay Newton
                                           Chief Accounting Officer


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 10, 2006                      /s/ Thomas B. Lovejoy
                                           -------------------------------------
                                           Thomas B. Lovejoy, Director

Dated: March 10, 2006                      /s/ David N. Pierce
                                           -------------------------------------
                                           David N. Pierce, Director

Dated: March 10, 2006                      /s/ Dennis B. Goldstein
                                           -------------------------------------
                                           Dennis B. Goldstein, Director

Dated: March 10, 2006                      /s/ David L. Worrell
                                           -------------------------------------
                                           David L. Worrell, Director

Dated: March 10, 2006                      /s/ Arnold S. Grundvig, Jr.
                                           -------------------------------------
                                           Arnold S. Grundvig, Jr., Director

Dated: March 10, 2006                      /s/ Jerzy B. Maciolek
                                           -------------------------------------
                                           Jerzy B. Maciolek, Director

Dated: March 10, 2006                      /s/ Richard Hardman
                                           -------------------------------------
                                           Richard Hardman, Director

                                [FX ENERGY LOGO]

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

         As of the end of the Company's 2005 fiscal year, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2005, was effective.

         The Company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

         Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, as stated in its report appearing on pages F-2 and F-3, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2005.

                          [PRICEWATERHOUSECOOPERS LOGO]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and Board of Directors of FX Energy, Inc. and its subsidiaries

We have completed integrated audits of FX Energy, Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of cash flows and of stockholders' equity (deficit) present fairly, in all material respects, the financial position of FX Energy, Inc. and its subsidiaries (the Company) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the Financial Statements, the Company changed its method of accounting for asset retirement costs, effective January 1, 2003.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing on page F-1, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control --Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

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

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
March 10, 2006

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                        As of December 31, 2005 and 2004
                                                 (in thousands)


                                                                                       2005             2004
                                                                                  -------------    -------------
ASSETS

Current assets:
    Cash and cash equivalents...................................................  $       2,390    $       3,784
    Marketable securities.......................................................         26,479           32,321
    Receivables:
        Accrued oil sales.......................................................            416              335
        Joint interest and other receivables....................................          1,592            1,013
        Input VAT receivable....................................................          2,032               --
    Inventory...................................................................             96               92
    Other current assets........................................................            270              224
                                                                                  -------------    -------------
            Total current assets................................................         33,275           37,769
                                                                                  -------------    -------------

Property and equipment, at cost:
    Oil and gas properties (successful efforts method):
        Proved..................................................................         15,918           15,574
        Unproved................................................................            304              355
    Other property and equipment................................................          4,262            3,992
                                                                                  -------------    -------------
        Gross property and equipment............................................         20,484           19,921
    Less accumulated depreciation, depletion and amortization...................         (5,844)          (5,087)
                                                                                  -------------    -------------
            Net property and equipment..........................................         14,640           14,834
                                                                                  -------------    -------------

Other assets:
    Certificates of deposit.....................................................            356              356
    Deposits....................................................................              -                3
                                                                                  -------------    -------------
            Total other assets..................................................            356              359
                                                                                  -------------    -------------

Total assets....................................................................  $      48,271    $      52,962
                                                                                  =============    =============

                                                   -Continued-

             The accompanying notes are an integral part of these consolidated financial statements.

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                        As of December 31, 2005 and 2004
                                        (in thousands, except share data)
                                                   -Continued-

                                                                                       2005             2004
                                                                                  -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable............................................................  $       4,110    $       2,436
    Accrued liabilities.........................................................          1,450            1,556
                                                                                  -------------    -------------
            Total current liabilities...........................................          5,560            3,992

Asset retirement obligation.....................................................            431              414
                                                                                  -------------    -------------

            Total liabilities...................................................          5,991            4,406
                                                                                  -------------    -------------

Commitments and contingencies (Note 6)

Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000 shares authorized as of
      December 31, 2005 and 2004; no shares outstanding.........................             --               --
    Common stock, $0.001 par value, 100,000,000 shares authorized as of
      December 31, 2005 and 2004; 35,097,279 and 34,398,109 shares issued and
      outstanding as of December 31, 2005 and 2004, respectively................             35               34
    Additional paid in capital..................................................        125,216          117,376
    Deferred compensation.......................................................         (2,975)              --
    Accumulated other comprehensive loss........................................            (58)            (339)
    Accumulated deficit.........................................................        (79,938)         (68,515)
                                                                                  -------------    -------------
            Total stockholders' equity .........................................         42,280           48,556
                                                                                  -------------    -------------
Total liabilities and stockholders' equity .....................................  $      48,271    $      52,962
                                                                                  =============    =============


           The accompanying notes are an integral part of these consolidated financial statements.

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Operations
                              For the years ended December 31, 2005, 2004 and 2003
                                    (in thousands, except per share amounts)


                                                                        2005             2004              2003
                                                                  ----------------- ----------------  ---------------
Revenues:
    Oil and gas sales...........................................  $       3,805     $       3,096     $       2,230
    Oilfield services...........................................          2,132               710                98
                                                                  -------------     -------------     -------------
        Total revenues..........................................          5,937             3,806             2,328
                                                                  -------------     -------------     -------------
Operating costs and expenses:
    Lease operating expenses....................................          2,462             1,946             1,546
    Exploration costs...........................................          8,369             3,013               523
    Recovery of previously expensed Input VAT...................         (2,121)               --                --
    Impairment of oil and gas properties........................             --                --               161
    Oilfield services costs.....................................          1,689               551               190
    Depreciation, depletion and amortization....................            903               636               599
    Accretion expense...........................................             45                41                37
    Stock compensation (G&A)....................................             76             5,859                --
    Amortization of deferred compensation (G&A).................            125                --                --
    General and administrative costs (G&A)......................          6,592             4,909             3,253
                                                                  -------------     -------------     -------------
        Total operating costs and expenses......................         18,140            16,955             6,309
                                                                  -------------     -------------     -------------
Operating loss..................................................        (12,203)          (13,149)           (3,981)
                                                                  -------------     -------------     -------------

Other income (expense):
    Interest and other income...................................            780               529                36
    Interest expense............................................             --                --              (788)
                                                                  -------------     -------------     -------------
        Total other income (expense)............................            780               529              (752)
                                                                  -------------     -------------     -------------

Loss before cumulative effect of accounting change..............        (11,423)          (12,620)           (4,733)
    Cumulative effect of change in accounting principle.........             --                --             1,800
                                                                  -------------     -------------     -------------
Net loss........................................................        (11,423)          (12,620)           (2,933)
    Less preferred stock deemed dividend related to beneficial
      conversion feature........................................             --                --            (3,342)
                                                                  -------------     -------------     -------------
Net loss attributable to common shares..........................  $     (11,423)    $     (12,620)    $      (6,275)
                                                                  =============     =============     =============


Basic and diluted loss per common share before cumulative effect
  of change in accounting principle.............................  $       (0.33)    $       (0.41)    $       (0.41)
    Cumulative effect of change in accounting principle.........             --                --              0.09
                                                                  -------------     -------------     -------------

Basic and diluted net loss per common share.....................  $       (0.33)    $       (0.41)    $       (0.32)
                                                                  =============     =============     =============

Basic and diluted weighted average number of shares
    Outstanding.................................................         34,733            30,691            19,885
                                                                  =============     =============     =============


                The accompanying notes are an integral part of these consolidated financial statements.

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Comprehensive Loss
                              For the years ended December 31, 2005, 2004 and 2003
                                                 (in thousands)





                                                                       2005               2004             2003
                                                                  -------------      -------------    -------------
Net loss......................................................    $     (11,423)     $     (12,620)   $      (2,933)

Other comprehensive income (loss)
  Increase (decrease) in market value of available for sale
   marketable securities......................................              281               (339)              --
                                                                  -------------      -------------    -------------
Comprehensive loss                                                $     (11,142)     $     (12,959)   $      (2,933)
                                                                  =============      =============    =============



             The accompanying notes are an integral part of these consolidated financial statements.

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                              For the years ended December 31, 2005, 2004 and 2003
                                                 (in thousands)

                                                                             2005              2004                2003
                                                                        --------------    --------------      -------------
Cash flows from operating activities:
    Net loss........................................................... $      (11,423)   $      (12,620)     $      (2,933)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
            Cumulative effect of change in accounting principle........             --                --             (1,800)
            Depreciation, depletion and amortization...................            903               636                599
            Impairment of oil and gas properties.......................             --                --                161
            Property abandonments......................................            242                --                 --
            Accretion expense..........................................             45                41                 37
            Adjustment to asset retirement obligation..................            (28)               --                 --
            Amortization of loan fees..................................             --                --                100
            (Gain) loss on property dispositions.......................            (18)                1                 --
            Stock compensation (G&A)...................................             76             5,859                 --
            Amortization of deferred compensation (G&A)................            125                --                 --
            Common stock and stock options issued for services (G&A)...            610               406                101
    Increase (decrease) from changes in working capital items:
        Receivables....................................................         (2,438)           (1,077)              (108)
        Inventory......................................................             (4)              (13)                 5
        Other current assets...........................................            (46)              (98)               (30)
        Other assets ..................................................              3               (10)                --
        Accounts payable and accrued liabilities.......................          1,848               989             (1,693)
                                                                        --------------    --------------      -------------
            Net cash used in operating activities......................        (10,105)           (5,886)            (5,561)
                                                                        --------------    --------------      -------------

Cash flows from investing activities:
    Additions to oil and gas properties................................         (2,989)           (8,437)              (946)
    Additions to other property and equipment..........................           (422)             (395)              (138)
    Recovery of previously capitalized VAT.............................          1,921                --                 --
    Net change in other assets.........................................             --                --                 15
    Additions to marketable securities.................................           (627)          (32,660)                --
    Proceeds from sale of investments..................................          6,750                --                 --
    Proceeds from sale of assets.......................................             23                --                 --
    Deposits...........................................................             --                --               (377)
                                                                        --------------    --------------      -------------
        Net cash provided by (used in) investing activities............          4,656           (41,492)            (1,446)
                                                                        --------------    --------------      -------------

Cash flows from financing activities:
    Payment of loan fees...............................................             --                --               (100)
    Payments on notes payable..........................................             --                --             (1,675)
    Proceeds from issuance of stock and warrants, net of offering
      costs............................................................             --            20,724             25,448
    Proceeds from exercise of stock options and warrants...............          4,055            13,067                 --
                                                                        --------------    --------------      -------------
        Net cash provided by financing activities......................          4,055            33,791             23,673
                                                                        --------------    --------------      -------------

Net increase (decrease) in cash........................................         (1,394)          (13,587)            16,666
Cash and cash equivalents at beginning of year.........................          3,784            17,371                705
                                                                        --------------    --------------      -------------

Cash and cash equivalents at end of year............................... $        2,390    $        3,784      $      17,371
                                                                        ==============    ==============      =============



                    The accompanying notes are an integral part of these consolidated financial statements.

                                                FX ENERGY, INC. AND SUBSIDIARIES
                                    Consolidated Statement of Stockholders' Equity (Deficit)
                                      For the years ended December 31, 2005, 2004 and 2003
                                                         (in thousands)


                                                          Common Stock
                                                    -------------------------                  Accumulated                  Total
                                                          Par Value               Additional     Other                 Stockholders'
                                      Preferred  Shares  $0.001 Per   Deferred     Paid in   Comprehensive  Accumulated   Equity
                                        Stock    Issued     Share   Compensation   Capital        Loss         Deficit   (Deficit)
                                      ---------  ------  ---------- ------------  ---------- -------------  ----------- ------------
Balance as of December 31, 2002....... $  --     17,652     $  18    $    --     $ 48,075      $   --        $(52,962)   $ (4,869)
  Preferred stock offering, net.......     2         --        --         --        5,590          --              --       5,592
  Conversion of preferred stock to
   common stock.......................    (2)     2,250         2         --           --          --              --          --
  Common stock offerings, net.........    --      6,353         6         --       19,850          --              --      19,856
  Conversion of note payable and
   accrued  interest into common stock    --        972         1         --        3,592          --              --       3,593
  Common stock  issued for services...    --         73        --         --          220          --              --         220
  Net loss for year...................    --         --        --         --           --          --          (2,933)     (2,933)
                                       -----     ------     -----    -------     --------      ------        --------    --------
Balance as of December 31, 2003.......    --     27,300        27         --       77,327          --         (55,895)     21,459
  Common stock offering, net..........    --      3,103         3         --       20,721          --              --      20,724
  Common stock  issued for services...    --         43        --         --          406          --              --         406
  Exercise of stock options...........    --        554        --         --        2,987          --              --       2,987
  Stock compensation..................    --        710         1         --        5,858          --              --       5,859
  Exercise of warrants................    --      2,688         3         --       10,077          --              --      10,080
  Other comprehensive loss............    --         --        --         --           --        (339)             --        (339)
  Net loss for year...................    --         --        --         --           --          --         (12,620)    (12,620)
                                       -----     ------     -----    -------     --------      ------        --------    --------
Balance as of December 31, 2004.......    --     34,398        34         --      117,376        (339)        (68,515)     48,556
  Common stock  issued for services...    --         58        --         --          610          --              --         610
  Exercise of stock options...........    --        593         1         --        3,874          --              --       3,875
  Stock compensation..................    --         --        --         --           76          --              --          76
  Deferred compensation...............    --         --        --     (3,100)       3,100          --              --          --
  Amortization of deferred
    compensation......................    --         --        --        125           --          --              --         125
  Exercise of warrants................    --         48        --         --          180          --              --         180
  Other comprehensive loss............    --         --        --         --           --         281              --         281
  Net loss for year...................    --         --        --         --           --          --         (11,423)    (11,423)
                                       -----     ------     -----    -------     --------      ------        --------    --------
Balance as of December 31, 2005....... $  --     35,097     $  35    $(2,975)    $125,216      $  (58)       $(79,938)   $ 42,280
                                       =====     ======     =====    =======     ========      ======        ========    ========


                        The accompanying notes are an integral part of these consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements


Note 1: Summary of Significant Accounting Policies

         Organization

FX Energy, Inc., a Nevada corporation, and its subsidiaries (collectively referred to hereinafter as the "Company"), is an independent energy company with activities concentrated within the upstream oil and gas industry. In Poland, the Company has projects involving the exploration and exploitation of oil and gas prospects with the Polish Oil and Gas Company ("POGC") and other industry partners. In the United States, the Company explores for and produces oil from fields in Montana and Nevada and has an oilfield services company in northern Montana that performs contract drilling and well servicing operations.

         Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and the Company's undivided interests in Poland. All significant inter-company accounts and transactions have been eliminated in consolidation. At December 31, 2005, the Company owned 100% of the voting common stock or other equity securities of its subsidiaries.

         Cash Equivalents

The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Concentration of Credit Risk

Excluding the receivable for Input VAT, which is due from the State Treasury Office of Poland, the majority of the Company's receivables are within the oil and gas industry, primarily from the purchasers of its oil and gas, fees generated from oilfield services and its industry partners. The receivables are not collateralized. To date, the Company has experienced minimal bad debts, and has no allowance for doubtful accounts at December 31, 2005 and 2004. The majority of the Company's cash and cash equivalents are held by three financial institutions in Utah, Montana and New York. The Company's marketable securities are held by two financial institutions in Utah and New York.

         Inventory

Inventory consists primarily of tubular goods and production related equipment and is valued at the lower of average cost or market.

         Oil and Gas Properties

The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether an individual well has found proved reserves. If it is determined that an exploratory well has not found proved reserves, or if the determination that proved reserves have been found cannot be made within one year, the costs of the well are expensed. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are not considered to be realizable. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties is provided on a property-by-property basis using the units-of-production method.

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

The following table reflects the net changes in capitalized exploratory well costs, which are capitalized pending the determination of proved reserves, during 2005, 2004 and 2003.

                                                                                   December 31,
                                                                    -------------------------------------------
                                                                        2005           2004           2003
                                                                    -------------  -------------  -------------
                                                                                  (In thousands)
    Beginning balance at January 1................................. $     8,779    $        --    $        --
    Additions to capitalized exploratory well costs pending the
     determination of proved reserves..............................         313          8,779             --
    Reclassifications to wells, facilities and equipment based on
     the determination of proved reserves..........................      (5,559)            --             --
    Capitalized exploratory well costs charged to expense..........         (98)            --             --
                                                                    -------------  -------------  -------------
    Ending balance at December 31.................................. $      3,435   $     8,779    $        --
                                                                    =============  =============  =============

The 2005 balance includes costs associated with the Rusocin well in Poland. The 2004 balance included costs associated with the Rusocin and Sroda wells in Poland and the East Inselberg well in Nevada.

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

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation, is summarized as follows:

                                                                           December 31,            Estimated
                                                                    ----------------------------  Useful Life
                                                                        2005           2004        (in years)
                                                                    -------------  -------------  -------------
                                                                          (In thousands)
Other property and equipment:
    Drilling rigs.................................................. $     3,022    $     2,899         6
    Other vehicles.................................................         290            302         5
    Building.......................................................         106             96         40
    Office equipment and furniture.................................         844            695       3 to 6
                                                                    -------------  -------------
    Total cost..................................................          4,262          3,992
    Accumulated depreciation                                             (3,530)        (3,286)
                                                                    -------------  -------------
        Net property and equipment................................. $       732    $       706
                                                                    ============   =============

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -


         Supplemental Disclosure of Cash Flow Information

Noncash investing and financing transactions not reflected in the consolidated statements of cash flows include the following:

                                                                                 Year Ended December 31,
                                                                            -----------------------------------
                                                                               2005        2004        2003
                                                                            ----------- -----------  ----------
                                                                                      (In thousands)
Noncash investing transactions:
    Additions to properties included in current liabilities................ $      798  $    1,076   $    2,145
    Recovery of previously capitalized VAT included in Input VAT
     receivable............................................................        254          --           --
    Additions to properties previously included in other and current assets         --         490           --
                                                                            ----------- -----------  ----------
        Total.............................................................. $    1,052  $     1,566  $     2,145
                                                                            =========== ===========  ==========
Noncash financing transactions:
    Conversion of note payable and accrued interest into common stock...... $       --  $       --   $    3,594
                                                                            ----------- -----------  ----------
        Total.............................................................. $       --  $       --   $    3,594
                                                                            =========== ===========  ==========
Supplemental disclosure of cash paid for interest and income taxes:

                                                                                  Year Ended December 31,
                                                                            -----------------------------------
                                                                                2005        2004        2003
                                                                            ----------- -----------  ----------
                                                                                       (In thousands)
Supplemental disclosure:
    Cash paid during the year for interest................................  $       --  $       --   $      475
    Cash paid during the year for income taxes............................          --          --           --

         Revenue Recognition

Revenues associated with oil and gas sales are recorded when the title passes and are net of royalties. Oilfield service revenues are recognized when the related service is performed.

         Investments

The cost and estimated market value of marketable securities at December 31, 2005, are as follows (in thousands):

                                                                                  Gross            Estimated
                                                                                Unrealized          Market
                                                                Cost              Losses             Value
                                                          -----------------  -----------------  ----------------
    Marketable securities..............................    $       26,537    $           (58)    $       26,479
                                                          =================  =================  ================

The investments consist primarily of U.S. government agency bonds and notes, whose value fluctuates with changes in interest rates. The investments increased in value during the year ended December 31, 2005. The Company believes the gross unrealized losses are temporary. The investments have been classified as available-for-sale, and are reported at fair value with unrealized gains and losses, if any, recorded as a component of other comprehensive income (loss).

         Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. Nonemployee stock-based compensation is accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123").

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -


As of December 31, 2005 the Company had 3,492,283 options outstanding under stock option and award plans as well as from other individual grants. Had compensation cost for the Company's options been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated in the following table:

                                                                        2005           2004           2003
                                                                    -------------  -------------  -------------
                                                                     (In thousands, except per share amounts)
Net loss:

Net loss, as reported..............................................  $  (11,423)    $  (12,620)   $    (2,933)
Add: stock-based employee compensation expense included in
  reported net loss, net of any related tax effects................         201          5,820             --
Less: Total stock-based employee compensation expense
  determined under the fair value based method for all awards,
  net of any related tax effects...................................      (1,959)        (1,412)          (907)
                                                                    -------------  -------------  -------------
     Pro forma net loss............................................ $   (13,181)   $    (8,212)   $    (3,840)
                                                                    =============  =============  =============
Basic and diluted net loss per share:
     As reported................................................... $     (0.33)   $     (0.41)   $     (0.41)
     Pro forma.....................................................       (0.38)         (0.27)         (0.46)

The effects of applying SFAS No. 123 are not necessarily representative of the effects on the reported net income or loss for future years.

The fair value of each option granted to employees and consultants during 2005, 2004 and 2003 was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were utilized for the Black-Scholes valuation: (1) expected volatility of 60% for 2005, 70% for 2004 and 70% for 2003; (2) expected life of three years; (3) risk-free interest rates at the date of grant ranging from 2.21% to 4.39%; and, (4) dividend yield of zero for each year.

During the second quarter of 2004, two of the Company's officers exercised options to acquire a total of approximately 650,000 shares of common stock at an exercise price of $3.00 per share, by canceling options to purchase approximately 350,000 shares and applying the option equity to pay the exercise price on the options exercised. The ten-year options were due to expire during the second quarter. In connection with this cashless exercise, the Company recorded a stock compensation charge of approximately $5.8 million, which is equal to the difference between the exercise price and fair value of the options on the date of exercise, and a corresponding increase in additional paid-in capital. This noncash transaction had no impact on the Company's working capital, cash flows or stockholders' equity.

         New Accounting Standards

In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123R, "Share-Based Payments" ("SFAS No. 123R"), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. The Company has adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Stock-based awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the consolidated statement of operations. The impact of adopting SFAS No. 123R is expected to increase salaries and benefits expense by approximately $2.7 million for 2006, based on options and other awards outstanding as of December 31, 2005.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -


In April 2005, the FASB issued FSP FAS 19-1, "Accounting for Suspended Well Costs," which the Company adopted effective January 1, 2005. This FSP amends SFAS No. 19 to allow continued capitalization when (a) the well has found a sufficient quantity of reserves to justify proceeding with the project plan, and
(b) the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project, which may include more than one exploratory well if the reserves are intended to be extracted in a single integrated operation. The FSP also requires increased disclosures, which are included in the accompanying consolidated financial statements. Adoption of this rule did not impact the Company's consolidated net loss for 2005. If this FSP had been applied to 2004, it would not have impacted the Company's net loss for that year.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operations, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

         Income Taxes

Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements. Such differences may result in taxable or deductible amounts in future years when the asset or liability is recovered or settled, respectively.

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

         Reclassification

Certain amounts in the Consolidated Financial Statements for 2004 and 2003 have been reclassified to conform to the 2005 presentation. These reclassifications had no impact on the Company's net loss or cash flows.

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

Outstanding options and warrants as of December 31, 2005, 2004 and 2003, were as follows:

                                                               Options and Warrants            Price Range
                                                             --------------------------    --------------------
Balance sheet date:
  December 31, 2005........................................           6,997,656              $0.00 - $10.65
  December 31, 2004........................................           7,405,106              $2.40 -  $9.00
  December 31, 2003........................................          11,025,827              $1.50 - $10.25

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -


The Company had a net loss in 2005, 2004 and 2003. The above options and warrants, as well 1,000,000 shares of common stock that could have been issued under a third-party note payable during 2003, were not included in the computation of diluted earnings per share for the years presented because the effect would have been antidilutive.

Note 2: Asset Retirement Obligation

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The Company adopted SFAS No. 143 beginning January 1, 2003. The most significant impact of this standard on the Company was a change in the method of accruing for site restoration costs. Under SFAS No. 143, the fair value of asset retirement obligations is recorded as a liability when incurred, which is typically at the time the assets are placed in service. Amounts recorded for the related assets are increased by the amount of these obligations. Over time, the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the useful lives of the related assets.

The Company used an expected cash flow approach to estimate its asset retirement obligations under SFAS No. 143. Upon adoption, the Company recorded a retirement obligation of $345,000, an increase in property and equipment cost of $1,535,000, a decrease in accumulated depreciation, depletion and amortization of $609,000, and a cumulative effect of change in accounting principle, net of $0 tax, of $1,799,000. As a result of the adoption of SFAS No. 143, the Company recorded accretion expense of $44,565, $41,000 and $37,000 in 2005, 2004 and 2003, respectively.

At the time of adoption and at December 31, 2005, there were no assets legally restricted for purposes of settling asset retirement obligations. There was no impact on the Company's cash flows as a result of adopting SFAS No. 143 because the cumulative effect of change in accounting principle is a noncash transaction.

Following is a reconciliation of the yearly changes in the asset retirement obligation at December 31, 2005 and 2004 (in thousands):

          Year ended December 31................................................      2005         2004
                                                                                     ------       ------
          Asset retirement obligation at January 1..............................      $414         $383
          Liabilities settled...................................................        --          (10)
          Adjustment to asset retirement obligation.............................       (28)          --
          Accretion expense.....................................................        45           41
                                                                                     ------       ------
          Asset retirement obligation as of December 31.........................      $431         $414
                                                                                     ======       ======

Note 3: Other Assets

As of December 31, 2005 and 2004, the Company had a replacement bond with a federal agency in the amount of $463,000, which was collateralized by certificates of deposit totaling $231,500. In addition, there are certificates of deposit totaling $125,000 covering performance bonds in other states. As of December 31, 2003, the Company had advanced $377,000 to one of its partners to cover drilling expenses for an exploratory well in Poland in the event costs exceeded an agreed upon target amount. The total deposit amount was reclassified from other assets to proved property costs in 2004.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -


Note 4: Accrued Liabilities

The Company's accrued liabilities as of December 31, 2005 and 2004, were comprised of the following:

                                                                                           December 31,
                                                                                    ----------------------------
                                                                                        2005           2004
                                                                                    -------------  -------------
                                                                                           (In thousands)
Accrued liabilities:
    Exploratory dry hole costs...................................................   $        196   $        880
    Drilling costs...............................................................            387            172
    Geological and geophysical costs.............................................             --            269
    Compensation related costs...................................................            867             --
    Other costs..................................................................             --            235
                                                                                    -------------  -------------
        Total....................................................................   $      1,450   $      1,556
                                                                                    =============  =============

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

Note 6: Commitments and Contingencies

         Fences I Project Area

On April 11, 2000, the Company agreed to spend $16.0 million of exploration costs on the Fences I project area to earn a 49% interest. When expenditures exceeded $16.0 million, POGC would be obligated to pay its 51% share of further costs.

In early 2003, the Company entered into a settlement agreement with POGC to address the methods by which the Company would satisfy its then existing unpaid liability incurred in connection with meeting its spending commitment. Among other things, the Company agreed to assign to POGC all of its rights to prior production from the Kleka 11 well, and the liability was to be further offset by the value of the remaining gas reserves associated with the well. As of December 31, 2004, the Company's share of the Kleka 11 well had estimated reserves of approximately $1.3 million, equal to the accrued liability recorded in favor of POGC. Upon completion of the assignment of the Kleka 11 well, the Company's previously unpaid liability was to have been settled in full.

Through the end of 2004, exclusive of the Kleka 11 well assignment, the Company incurred qualifying costs in excess of the commitment amount, which means that the Company had earned its 49% interest, and POGC is obligated to pay its 51% share of all qualifying project costs. At December 31, 2004, the Company had recorded a receivable from POGC related to costs the Company spent in excess of its commitment requirement in the amount of $770,000.

Due to the fact that the Company exceeded its $16.0 million commitment through actual cash expenditures in 2004, the Company and POGC subsequently agreed that the Kleka 11 well would not be assigned to POGC, nor would POGC take credit for prior years' gas sales. In addition, during the first half of 2005, POGC applied approximately $1.3 million in unused cash-call proceeds against the Company's outstanding accrued liability. Accordingly, as of December 31, 2005, by virtue of the various transactions related to the Company's Fences I exploration commitment, POGC now owes the Company an amount equal to the Company's prior overpayment and its share of gas sales from the Kleka 11 well from inception through the end of 2005 ($1.4 million) and the Company owes POGC an amount attributable to prior costs and interest that were to have been settled against prior year gas sales from the Kleka 11 well ($0.4 million). At December 31, 2005 and 2004 the receivable from POGC was included in Joint interest and other receivables in the Consolidated Balance Sheets. In connection with settling its accounts, the Company recorded a net charge of approximately $55,000 which is included in Interest and Other Income in the Consolidated Statements of Operations.

Final documentation of the Company's Fences I account is pending instructions from local tax authorities with respect to proper reporting for Value Added Tax purposes, and should be concluded in early 2006.

Note 7: Value Added Tax Refund

Throughout the Company's operating history in Poland, until October 2005, the Company had been unable to obtain a refund of most of the value-added taxes paid in connection with goods and services purchased (Input VAT). Polish tax laws have restricted the refund of Input VAT for exploration activities to concession holders. In the Company's case, the Polish Oil and Gas Company, or POGC, has traditionally been the concession holder, while the Company is a working interest owner by virtue of its agreements with POGC.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -


During 2004, Poland joined the European Union. This event caused changes to several tax laws, including the law that precluded the Company from obtaining refunds of Input VAT. In April 2005, the Company filed a refund application for approximately 13.7 million Polish zlotys, representing all Input VAT paid since the Company's inception in Poland through March of 2005. The Polish taxing authorities began their review of the refund application in October, 2005.

As part of the normal course of the review, and in order to prevent interest accruing on the refund amount, the taxing authorities deposited all 13.7 million zlotys in the Company's bank account in Poland in October, 2005, equal to approximately $4.2 million at then-current exchange rates. The Company has since received requested refunds for the months of April through June of 2005.

A portion of the past Input VAT is related to capital costs, with the remainder attributed to current and prior years' geological and geophysical costs, along with overhead and other expenses. Accordingly, for the $4.2 million refund, the Company has reduced its capital costs by approximately $1.9 million, current year's expenses by $0.1 million, with the remaining $2.2 million related to prior years' expenses shown as a Recovery of Previously Expensed Input VAT in the Consolidated Statements of Operations. In addition, the Company recorded an Input VAT receivable at December 31, 2005 of $2.0 million, representing Input VAT paid since April, 2005 and the Company expects to be Input VAT neutral from this point forward.

Note 8: Income Taxes

The Company recognized no income tax benefit from the losses generated during 2005, 2004 and 2003. The components of the net deferred tax asset as of December 31, 2005 and 2004 are as follows:

                                                                                          December 31,
                                                                                   ----------------------------
                                                                                       2005           2004
                                                                                   -------------  -------------
                                                                                          (In thousands)
Deferred tax liability:
    Property and equipment basis differences...................................... $     (1,126)  $     (1,219)
Deferred tax asset:
    Net operating loss carryforwards:
        United States.............................................................       21,582         18,719
        Poland....................................................................        4,380          6,980
    Oil and gas properties........................................................        1,855          1,855
    Options issued for services...................................................          184            143
    Asset retirement obligation...................................................          161            155
    Valuation allowance...........................................................      (27,036)       (26,633)
                                                                                   -------------  -------------
        Total..................................................................... $         --   $         --
                                                                                   =============  =============
The change in the valuation allowance during 2005, 2004 and 2003 is as follows:

                                                                              Year Ended December 31,
                                                                    -------------------------------------------
                                                                        2005           2004            2003
                                                                    -------------  -------------  -------------
                                                                                   (In thousands)
Valuation allowance:
    Balance, beginning of year..................................... $   (26,633)   $   (19,766)   $   (18,744)
    Change in  property and equipment basis differences............         (93)           881             --
    Increase due to net operating loss.............................        (263)        (8,171)          (828)
    Other..........................................................         (47)           423           (194)
                                                                    -------------  -------------  -------------
        Total...................................................... $   (27,036)   $   (26,633)   $   (19,766)
                                                                    =============  =============  =============

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -


SFAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and expansion of the Company's oil and gas producing activities. The risks associated with that growth requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided at December 31, 2005 and 2004.

         United States NOL

At December 31, 2005, the Company had net operating loss ("NOL") carryforwards in the United States of approximately $57,861,000 available to offset future taxable income, of which approximately $18,749,000 expires from 2008 through 2012 and $39,112,000 expires subsequent to 2018. The utilization of the NOL carryforwards against future taxable income in the United States may become subject to an annual limitation if there is a change in ownership. The NOL carryforwards in the United States include $17,312,000 relating to tax deductions resulting from the exercise of stock options. The tax benefit from adjusting the valuation allowance related to this portion of the NOL carryforward will be credited to additional paid-in capital.

         Polish NOL

As of December 31, 2005, the Company had NOL carryforwards in Poland totaling approximately $11,743,000, including $1,155,000, $5,016,000 and $415,000 generated in 2005, 2004 and 2003, respectively. The NOL carryforwards may be carried forward five years in Poland. However, no more than 50% of the NOL carryforwards for any given year may be applied against Polish income in succeeding years.

The domestic and foreign components of the Company's net loss are as follows:

                                                                             Year Ended December 31,
                                                                    -------------------------------------------
                                                                        2005           2004           2003
                                                                    -------------  -------------  -------------
                                                                                  (In thousands)
    Domestic....................................................... $    (5,199)   $    (9,107)   $    (1,820)
    Foreign........................................................      (6,224)        (3,513)        (1,113)
                                                                    -------------  -------------  -------------
        Total...................................................... $   (11,423)   $   (12,620)   $    (2,933)
                                                                    =============  =============  =============

Note 9: Stockholders' Equity

The Company received proceeds from the exercise of 668,066 stock options and warrants of $4,054,646 during 2005.

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

In March 2003, the Company sold 2,250,000 shares of 2003 Series Convertible Preferred Stock in a private placement of securities, raising a total of $5,593,871, net of offering costs of $31,129. Each share of preferred stock immediately converts into one share of common stock and one warrant to purchase one share of common stock at $3.60 per share upon registration of the common shares. The warrants to purchase common stock are exercisable anytime between March 1, 2004, and March 1, 2008, and entitle the holders, for a period of 10

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -


days following any new issuances of equity securities or securities convertible or exercisable into equity securities in other than a public offering, to preserve their approximate 16.3% ownership subsequent to this offering by purchasing such new securities issued on the same terms as issued to others. The preferred stock had a liquidation preference equal to the sales price for the shares, which was $2.50 per share.

In connection with the issuance of the 2003 Series Convertible Preferred Stock, the Company allocated approximately $2.3 million of the proceeds to the warrants, and the remaining amount of the proceeds of $3.3 million to a beneficial conversion feature. As the conversion of the preferred shares and the issuance of the warrants were contingent upon the registration of the underlying shares, these shares became included in the calculation of earnings per share upon the conversion of the preferred stock to common stock.

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

The following table summarizes information regarding the Company's stock option and award plans as of December 31, 2005:

                                                                                     Weighted
                                                                                     Average        Number of
                                                                    Number of        Exercise        Options
                                                                     Shares          Price of       Available
                                                                   Authorized      Outstanding      for Future
                                                                   Under Plan        Options         Issuance
                                                                  -------------- ---------------  -------------
Equity compensation plans approved by stockholders:
  1995 Stock Option and Award Plan................................     500,000   $         7.50             --
  1996 Stock Option and Award Plan................................     500,000             3.97         53,833
  1997 Stock Option and Award Plan................................     500,000             6.44         12,234
  1998 Stock Option and Award Plan................................     500,000             5.80          3,000
  1999 Stock Option and Award Plan................................     500,000             4.14         10,000
  2000 Stock Option and Award Plan................................     600,000             2.51         10,667
  2001 Stock Option and Award Plan................................     600,000             3.22          8,999
  2003 Long Term Incentive Plan...................................     800,000             6.64         74,000
  2004 Long Term Incentive Plan...................................   1,000,000             3.17        521,050
                                                                  -------------- ---------------  -------------
    Total.........................................................   5,500,000   $         4.73        693,783
                                                                  ============== ===============  =============

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -


The above table excludes 70,000 options that have been granted outside of stockholder approved option plans.

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

The following table summarizes fixed option activity for 2005, 2004 and 2003:

                                           2005                         2004                          2003
                                 --------------------------  ----------------------------   -------------------------
                                                 Weighted                    Weighted                     Weighted
                                                 Average                      Average                      Average
                                  Number of      Exercise     Number of      Exercise       Number of     Exercise
                                   Options        Price        Options         Price         Options        Price
                                 -------------  -----------  ------------  --------------   -----------  ------------
Fixed options outstanding:
    Beginning of year.........      3,851,733    $   5.47     4,784,517      $   4.42        4,544,017    $   4.68
    Granted...................        333,950        1.04     1,040,000          8.38          785,000        3.97
    Exercised.................       (620,066)       6.95    (1,743,701)         4.16               --          --
    Canceled..................        (73,334)       8.27       (53,083)         4.26          (10,000)       4.66
    Expired...................             --          --      (176,000)         7.75         (534,500)       7.50
                                    ---------                 ---------                      ---------
    End of year...............      3,492,283    $   4.73     3,851,733      $   5.47        4,784,517    $   4.42
                                    =========                 =========                      =========

Exercisable at year-end.......      2,270,685    $   4.33     2,124,731      $   4.67        3,474,270    $   4.84
                                    =========                 =========                      =========

The weighted average fair value per share of options granted during 2005, 2004 and 2003 was $9.72, $4.00 and $1.90, respectively.

In November of 2005 the Company issued 298,050 restricted stock purchase rights to employees resulting in deferred compensation of $3.1 million which will be amortized ratably over the three year vesting period. Expense recognized during 2005 totaled $124,563.

The following table summarizes information about fixed stock options, including restricted stock purchase rights, outstanding as of December 31, 2005:

                                            Outstanding                                 Exercisable
                       ------------------------------------------------------  -------------------------------
                                         Weighted Average
                         Number of           Remaining           Weighted        Number of        Weighted
       Exercise           Options        Contractual Life        Average          Options         Average
     Price Range        Outstanding         (in years)        Exercise Price    Exercisable    Exercise Price
--------------------------------------  --------------------  ---------------  --------------- ---------------
$0.00 - $2.40.........       750,949            4.92          $       1.44         451,999     $        2.40
$2.44 - $3.20.........       393,667            3.10                  2.54         373,001              2.50
$3.98 - $3.98.........       652,000            4.82                  3.98         417,674              3.98
$4.06 - $4.06.........       361,000            1.80                  4.06         361,000              4.06
$5.75 - $7.38.........       363,167            0.90                  5.85         356,501              5.84
$8.37 - $8.37.........       886,500            5.67                  8.37         293,842              8.37
$9.00 - $10.65........        85,000            5.66                  9.37          16,668              9.00
                       ---------------                                       ---------------
       Total..........     3,492,283            4.16          $       4.72       2,270,685     $        4.33
                       ===============                                       ===============

         Warrants

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -

The following table summarizes warrant activity for during 2005, 2004 and 2003:

                                     2005                          2004                          2003
                          ---------------------------- ----------------------------- ------------------------------
                           Number of        Price        Number of        Price       Number of        Price
                            Shares          Range         Shares          Range        Shares          Range
                          ------------  -------------- -------------- -------------- ------------ -----------------
Warrants outstanding and
   exercisable:
    Beginning of year...    3,553,373   $3.60--$3.75     6,241,310    $3.60--$3.75    6,241,310     $3.60--$3.75
    Exercised...........      (48,000)         $3.75    (2,687,937)          $3.75           --               --
                            ---------                    ---------                    ---------
    End of year.........    3,505,373   $3.60--$3.75     3,553,373    $3.60--$3.75    6,241,310     $3.60--$3.75
                            =========                    =========                    =========

Note 11: Quarterly Financial Data (Unaudited)

Summary quarterly information for 2005 and 2004 is as follows:

                                                              Quarter Ended
                                    -------------------------------------------------------------
                                     December 31     September 30      June 30         March 31
                                    ------------    -------------    ------------    ------------
                                               (In thousands, except per share amounts)
2005:
    Revenues....................... $      1,555    $      2,491     $      1,003    $        888
    Net operating loss.............       (6,804)         (1,478)          (1,724)         (2,197)
    Net loss.......................       (6,576)         (1,386)          (1,570)         (1,891)

    Basic and diluted net loss per
      common share................. $      (0.19)   $      (0.04)    $      (0.05)   $      (0.05)
2004:
    Revenues....................... $      1,199    $        970     $        750    $        887
    Net operating loss.............       (2,695)         (1,571)          (7,831)         (1,052)
    Net (loss) income..............       (2,449)         (1,405)          (7,736)         (1,030)

    Basic and diluted net loss per
      common share................. $      (0.07)   $       (0.05)   $      (0.25)   $      (0.04)

The net operating loss for the fourth quarter of 2005 includes $2.2 million of gain associated with the recovery of previously expensed VAT and $4.4 million in dry hole costs associated with the Sroda 5 and Lugi wells. The net operating loss for the fourth quarter of 2004 includes $471,833 in dry hole costs associated with the abandonment of the Tuchola 108 well.

Note 12: Business Segments

The Company operates within two business segments of the oil and gas industry: exploration and production ("E&P") and oilfield services. The Company's revenues associated with its E&P activities are comprised of oil sales from its producing properties in the United States and oil and gas sales from its producing properties in Poland. Over 85% of the Company's oil sales in the United States were to Cenex during 2005 and 2004 and the second half of 2003. From July 2002 to June 2003, over 85% of the Company's oil sales were to Plains Marketing Canada, LP. There were no oil and gas sales in Poland during 2005, 2004 and 2003. The Company believes the purchasers of its oil and gas production in the United States could be replaced, if necessary, without a loss in revenue. E&P operating costs are comprised of: (1) exploration costs (geological and geophysical costs, exploratory dry holes, and proved property and non-producing leasehold impairments) and, (2) lease operating costs (lease operating expenses and production taxes). Substantially all exploration costs are related to the Company's operations in Poland. Substantially all lease operating costs are related to the Company's domestic production.

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

Information on the Company's operations by business segment for 2005, 2004 and 2003 is summarized as follows:

                                                                                       2005
                                                                    -------------------------------------------
                                                                                     Oilfield
                                                                        E&P          Services        Total
                                                                    -------------  -------------  -------------
                                                                                  (In thousands)
Operations summary:
    Revenues(1).................................................... $      3,805   $     2,132    $      5,937
    Operating costs(2).............................................       (8,755)       (1,689)        (10,444)
     DD&A expense..................................................         (511)         (243)           (754)
                                                                    -------------  -------------  -------------
     Operating loss................................................ $     (5,461)  $       200    $     (5,261)
                                                                    =============  =============  =============
Identifiable net property and equipment:
    Unproved properties - Poland................................... $        161   $        --    $        161
    Unproved properties - Domestic.................................          143            --             143
    Proved properties - Poland.....................................       10,465            --          10,465
    Proved properties - Domestic...................................        3,139            --           3,139
    Equipment and other............................................           --           396             396
                                                                    -------------  -------------  -------------
        Total...................................................... $     13,908   $       396    $     14,304
                                                                    =============  =============  =============
Net Capital Expenditures:
    Property and equipment(3)...................................... $      4,288   $       264    $      4,552
                                                                    -------------  -------------  -------------
        Total...................................................... $      4,288   $       264    $      4,552
                                                                    =============  =============  =============

--------------------
(1)  All E&P revenues were generated in the United States.
(2) E&P operating costs include $3,268,000 in geological and geophysical costs, $4,363,000 in dry hole costs, a gain of $2,176,000 attributable to recovery of previously expensed VAT and $491,000 in general and administrative costs incurred in Poland.
(3) E&P property and equipment expenditures include $8,744,000 in proved property costs and $141,000 in unproved property costs in Poland.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -

                                                                                       2004
                                                                    -------------------------------------------
                                                                                     Oilfield
                                                                        E&P          Services        Total
                                                                    -------------  -------------  -------------
                                                                                  (In thousands)
Operations summary:
    Revenues(1).................................................... $      3,096   $       710    $      3,806
    Operating costs(2).............................................       (4,999)         (551)         (5,550)
     DD&A expense..................................................         (259)         (290)           (549)
                                                                    -------------  -------------  -------------
     Operating loss................................................ $     (2,162)  $      (131)   $     (2,293)
                                                                    =============  =============  =============
Identifiable net property and equipment:
    Unproved properties - Poland................................... $        308   $        --    $        308
    Unproved properties - Domestic.................................           47            --              47
    Proved properties - Poland.....................................       10,436            --          10,436
    Proved properties - Domestic...................................        3,336            --           3,336
    Equipment and other............................................           --           379             379
                                                                    -------------  -------------  -------------
        Total...................................................... $     14,127   $       379    $     14,506
                                                                    =============  =============  =============
Net Capital Expenditures:
                                                                    $      9,513   $        99    $      9,612
                                                                    -------------  -------------  -------------
        Total...................................................... $      9,513   $        99    $      9,612
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

                                                                                       2003
                                                                    -------------------------------------------
                                                                                     Oilfield
                                                                        E&P          Services        Total
                                                                    -------------  -------------  -------------
                                                                                  (In thousands)
Operations summary:
    Revenues(1).................................................... $      2,230   $        98    $     2,328
    Operating costs(2).............................................       (2,267)         (190)        (2,457)
    DD&A expense...................................................         (287)         (299)          (586)
                                                                    -------------  -------------  -------------
     Operating loss................................................ $       (324)  $      (391)   $      (715)
                                                                    =============  =============  =============
Identifiable net property and equipment:
                                                                    $              $
    Unproved properties - Poland................................... $        166   $        --    $       166
    Unproved properties - Domestic.................................            8            --              8
    Proved properties - Poland.....................................        1,202            --          1,202
    Proved properties - Domestic...................................        3,007            --          3,007
    Equipment and other............................................           --           565            565
                                                                    -------------  -------------  -------------
        Total...................................................... $      4,383   $       565    $     4,948
                                                                    =============  =============  =============
Net Capital Expenditures:
    Property and equipment(3)...................................... $        191   $        11    $       202
                                                                    -------------  -------------  -------------
        Total...................................................... $        191   $        11    $       202
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

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  - Continued -

A reconciliation of the segment information to the consolidated totals for 2005, 2004 and 2003 follows:

                                                                        2005            2004           2003
                                                                    -------------  --------------- -------------
                                                                                  (In thousands)
Revenues:
  Reportable segments...............................................$      5,937   $      3,806    $      2,328
  Non-reportable segments...........................................          --             --              --
                                                                    -------------  --------------- -------------
   Total revenues...................................................$      5,937   $      3,806    $      2,328
                                                                    =============  =============== =============
Net loss:
  Operating loss, reportable segments...............................$     (5,261)  $    (2,293)    $       (715)
  Expense or (revenue) adjustments:
    Corporate DD&A expense..........................................        (149)          (88)             (13)
    General and administrative costs (G&A)..........................      (6,592)       (4,909)          (3,253)
    Amortization of deferred compensation (G&A).....................        (125)           --               --
    Stock compensation (G&A)........................................         (76)       (5,859)              --
                                                                    -------------  --------------- -------------
      Total net operating loss......................................     (12,203)      (13,149)          (3,981)
    Non-operating income (loss).....................................         780           529             (752)
    Cumulative effect of change in accounting principle.............          --            --            1,800
                                                                    -------------  --------------- -------------
           Net loss.................................................$    (11,423)  $   (12,620)    $     (2,933)
                                                                    =============  =============== =============
Net property and equipment:
  Reportable segments...............................................$     14,304   $    14,506     $      4,948
  Corporate assets..................................................         336           328              125
                                                                    -------------  --------------- -------------
   Net property and equipment.......................................$     14,640   $    14,834     $      5,073
                                                                    =============  =============== =============
Property and equipment capital expenditures:
  Reportable segments...............................................$      4,552   $     9,612     $        202
  Corporate assets..................................................         158           296               63
                                                                    -------------  --------------- -------------
   Total property and equipment capital expenditures................$      4,710   $     9,908     $        265
                                                                    =============  =============== =============

                        FX ENERGY, INC. AND SUBSIDIARIES
                            Supplemental Information


Disclosure about Oil and Gas Properties and Producing Activities (unaudited)

         Capitalized Oil and Gas Property Costs

Capitalized costs relating to oil and gas exploration and production activities as of December 31, 2005 and 2004, are summarized as follows:

                                                                United States       Poland          Total
                                                               ---------------  --------------- ---------------
                                                                               (In thousands)
December 31, 2005:
    Proved properties..........................................$       4,991    $       7,492   $      12,483
    Unproved properties........................................          143            3,596           3,739
                                                               ---------------  --------------- --------------
      Total gross properties...................................        5,134           11,088          16,222
    Less accumulated depreciation, depletion and amortization..       (1,852)            (462)         (2,314)
                                                               ---------------  --------------- --------------
                                                               $       3,282    $      10,626   $      13,908
                                                               ===============  =============== ==============
December 31, 2004:
    Proved properties..........................................$       4,676    $       2,119   $       6,795
    Unproved properties........................................           47            9,087           9,134
                                                               ---------------  --------------- --------------
      Total gross properties...................................        4,723           11,206          15,959
    Less accumulated depreciation, depletion and amortization..       (1,340)            (462)         (1,802)
                                                               ---------------  --------------- --------------
                                                               $       3,383    $      10,744   $      14,127
                                                               ===============  =============== ==============

         Results of Operations

Results of operations are reflected in Note 11, Business Segments. There is no tax provision as the Company is not likely to pay any federal or local income taxes due to its operating losses. Total production costs (in thousands) for 2005, 2004 and 2003 were $2,462, $1,946 and $1,546, respectively.

         Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities during 2005, 2004 and 2003, whether capitalized or expensed, are summarized as follows:

                                                                United States        Poland          Total
                                                               ---------------  --------------- ---------------
                                                                                 (In thousands)
Year ended December 31, 2005:
    Acquisition of unproved properties.........................$          95    $          30   $          125
    Exploration costs..........................................          683            9,809           10,492
    Development costs..........................................          366              520              886
                                                               ---------------  --------------- ---------------
        Total..................................................$       1,144    $      10,359   $       11,503
                                                               ===============  =============== ===============
Year ended December 31, 2004:
    Acquisition of unproved properties.........................$          40    $         141   $          181
    Exploration costs..........................................          103           11,752           11,855
    Development costs..........................................          490               --              490
                                                               ---------------  --------------- ---------------
        Total..................................................$         633    $      11,893   $       12,526
                                                               ===============  =============== ===============

                        FX ENERGY, INC. AND SUBSIDIARIES
                            Supplemental Information
                                  --continued--

                                                                United States        Poland          Total
                                                               ---------------  --------------- ---------------
                                                                                 (In thousands)
Year ended December 31, 2003:
    Acquisition of unproved properties.........................$          --    $          20   $           20
    Exploration costs..........................................           --              523              523
    Development costs..........................................          191               --              191
                                                               ---------------  --------------- ---------------
        Total..................................................$         191    $         543   $          734
                                                               ===============  =============== ===============

         Impairment of Oil and Gas Properties

The Company has recorded impairment charges in its E&P segment related to proven oil and gas properties as follows (in thousands):
                                                  2005              2004             2003
                                                  ----              ----             ----
        Impairment of proved properties      $          --     $          --    $         161
                                             =============     =============    =============

         Exploratory dry hole costs

During 2005, the Company plugged and abandoned the Lugi, Sroda 5 and four wells in the Inselberg and Radio prospects in Nevada, incurring total dry hole costs of $5,065,586. During 2004, the Company plugged and abandoned the Tuchola 108-2 well, incurring dry hole costs of $471,883. There were no dry hole costs in 2003.

Summary Oil and Gas Reserve Data (Unaudited)

         Estimated Quantities of Proved Reserves

Proved reserves are the estimated quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions. The Company's proved oil and gas reserve quantities and values are based on estimates prepared by independent reserve engineers in accordance with guidelines established by the Securities and Exchange Commission. Operating costs, production taxes and development costs were deducted in determining the quantity and value information. Such costs were estimated based on current costs and were not adjusted to anticipate increases due to inflation or other factors. No price escalations were assumed and no amounts were deducted for general overhead, depreciation, depletion and amortization, interest expense and income taxes. The proved reserve quantity and value information is based on the weighted average price on December 31, 2005, of $51.11 per bbl for oil in the United States and $50.00 per bbl of oil and $2.97 per Mcf of gas in Poland. The determination of oil and gas reserves is based on estimates and is highly complex and interpretive, as there are numerous uncertainties inherent in estimating quantities and values of proved reserves, projecting future rates of production and timing of development expenditures. The estimates are subject to continuing revisions as additional information becomes available or assumptions change.

                        FX ENERGY, INC. AND SUBSIDIARIES
                            Supplemental Information
                                  --continued--


Estimates of the Company's proved domestic reserves were prepared by Larry Krause Consulting, an independent engineering firm in Billings, Montana. Estimates of the Company's proved Polish reserves were prepared by RPS Energy, an independent engineering firm in the United Kingdom. The following unaudited summary of proved developed reserve quantity information represents estimates only and should not be construed as exact:

                                                         Crude Oil                       Natural Gas
                                              --------------------------------  -------------------------------
                                              United States        Poland       United States       Poland
                                              ---------------  ---------------  --------------- ---------------
                                               (In thousand barrels of oil)      (In millions of cubic feet)
Proved Developed Reserves:
  December 31, 2005..........................         408             --              --               974
  December 31, 2004..........................         809             --              --             1,011
  December 31, 2003..........................         991             --              --             1,116

The following unaudited summary of proved developed and undeveloped reserve quantity information represents estimates only and should not be construed as exact:
                                                         Crude Oil                       Natural Gas
                                              --------------------------------  -------------------------------
                                               United States       Poland        United States       Poland
                                              ---------------  ---------------  --------------- ---------------
                                                (In thousand barrels of oil)      (In millions of cubic feet)
December 31, 2005:
    Beginning of year.........................         809               111               --          10,198
    Extensions or discoveries.................          --                --               --           7,882
    Acquisition of minerals in place..........          --                98               --           2,199
    Revisions of previous estimates...........        (322)               --               --            (491)
    Production................................         (79)               --               --              --
                                              ---------------  ---------------  --------------- ---------------
        End of year...........................         408               209               --          19,788
                                              ===============  ===============  =============== ===============

December 31, 2004:
    Beginning of year.........................         991               114               --           3,960
    Extensions or discoveries.................          --                --               --           6,342
    Revisions of previous estimates...........         (97)               (3)              --            (104)
    Production................................         (85)               --               --              --
                                              ---------------  ---------------  --------------- ---------------
        End of year...........................         809               111               --          10,198
                                              ===============  ===============  =============== ===============

December 31, 2003:
    Beginning of year.........................       1,042               114               --           4,210
    Revisions of previous estimates...........          34                --               --            (250)
    Production................................         (85)               --               --              --
                                              ---------------  ---------------  --------------- ---------------
        End of year...........................         991               114               --           3,960
                                              ===============  ===============  =============== ===============

                        FX ENERGY, INC. AND SUBSIDIARIES
                            Supplemental Information
                                  --continued--


         Standardized Measure of Discounted Future Net Cash Flows ("SMOG") and Changes Therein Relating to Proved Oil Reserves

Estimated discounted future net cash flows and changes therein were determined in accordance with SFAS No. 69, "Disclosures about Oil and Gas Activities." Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is essential for a proper understanding and assessment of the data presented. The assumptions used to compute the proved reserve valuation do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. Assigning monetary values to the reserve quantity estimation process does not reduce the subjective and ever-changing nature of such reserve estimates. Additional subjectivity occurs when determining present values because the rate of producing the reserves must be estimated. In addition to errors inherent in predicting the future, variations from the expected production rates also could result directly or indirectly from factors outside the Company's control, such as unintentional delays in development, environmental concerns and changes in prices or regulatory controls. The reserve valuation assumes that all reserves will be disposed of by production. However, if reserves are sold in place, additional economic considerations also could affect the amount of cash eventually realized. Future development and production costs are computed by estimating expenditures to be incurred in developing and producing the proved oil reserves at the end of the period, based on period-end costs and assuming continuation of existing economic conditions. A discount rate of 10.0% per year was used to reflect the timing of the future net cash flows. The future net cash flows for the Company's Polish reserves are based on a gas and condensate sales contract the Company has with POGC.

The components of SMOG are detailed below:

                                                               United States        Poland          Total
                                                               ---------------  --------------- ---------------
                                                                               (In thousands)
December 31, 2005:
    Future cash flows..........................................$      20,833    $      73,114   $      93,947
    Future production costs....................................      (12,808)          (2,504)        (15,312)
    Future development costs...................................           --           (7,658)         (7,658)
    Future income tax expense..................................           --           (7,742)         (7,742)
                                                               ---------------  --------------- ---------------
    Future net cash flows .....................................        8,025           55,210          63,235
    10% annual discount for estimated timing of cash flows.....       (2,189)         (19,131)        (21,320)
                                                               ---------------  --------------- ---------------
    Discounted net future cash flows...........................$       5,836    $      36,079   $      41,915
                                                               ===============  =============== ===============
December 31, 2004:
    Future cash flows..........................................$      29,670    $      24,145   $      53,815
    Future production costs....................................      (21,779)          (1,304)        (23,083)
    Future development costs...................................           (1)          (2,780)         (2,781)
    Future income tax expense..................................           --               --              --
                                                               ---------------  --------------- ---------------
    Future net cash flows .....................................        7,890           20,061          27,951
    10% annual discount for estimated timing of cash flows.....       (2,756)          (6,970)         (9,726)
                                                               ---------------  --------------- ---------------
    Discounted net future cash flows...........................$       5,134    $      13,091   $      18,225
                                                               ===============  =============== ===============
December 31, 2003:
    Future cash flows..........................................$      27,290    $      10,323   $      37,613
    Future production costs....................................      (17,527)            (425)        (17,952)
    Future development costs...................................           (3)          (1,800)         (1,803)
    Future income tax expense..................................           --               --              --
                                                               ---------------  --------------- ---------------
    Future net cash flows .....................................        9,760            8,098          17,858
    10% annual discount for estimated timing of cash flows.....       (4,826)          (3,176)         (8,002)
                                                               ---------------  --------------- ---------------
    Discounted net future cash flows...........................$       4,934    $       4,922   $       9,856
                                                               ===============  =============== ===============


                        FX ENERGY, INC. AND SUBSIDIARIES
                            Supplemental Information
                                  --continued--


The principal sources of changes in SMOG are detailed below:
                                                                                 Year Ended December 31,
                                                                       --------------------------------------------
                                                                           2005            2004          2003
                                                                       -------------   ------------- --------------
                                                                                       (In thousands)
SMOG sources:
    Balance, beginning of year......................................   $    18,225     $     9,856     $  10,220
    Sale of oil and gas produced, net of production costs...........        (1,343)         (1,150)         (732)
    Net changes in prices and production costs......................        14,423           3,816           607
    Acquisition of minerals in place................................         4,391              --            --
    Extensions and discoveries, net of future costs.................        16,243           4,135            --
    Changes in estimated future development costs...................        (3,232)           (638)         (321)
    Previously estimated development costs incurred during the year.           886             588           191
    Revisions in previous quantity estimates........................        (4,384)           (211)           26
    Accretion of discount...........................................         1,823             986         1,022
    Net change in income taxes......................................        (5,131)             --            --
    Changes in rates of production and other........................            14             843        (1,157)
                                                                       -------------   ------------- --------------
        Balance, end of year........................................    $   41,915     $    18,225     $   9,856
                                                                       =============   ============= ==============

                                      F-30