Form 10-Q
period 2006-03-31
FX ENERGY INC
filed 2006-05-09
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

                                 Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of May 5, 2006, was 35,097,279.

                        FX ENERGY, INC. AND SUBSIDIARIES
               Form 10-Q for the Three Months Ended March 31, 2006



                                TABLE OF CONTENTS


  Item                                                                      Page
---------                                                                   ----
                          Part I. Financial Information

   1     Financial Statements
             Consolidated Balance Sheets..................................    3
             Consolidated Statements of Operations and Comprehensive Loss.    5
             Consolidated Statements of Cash Flows........................    6
             Notes to the Consolidated Financial Statements...............    7
   2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................   10
   3     Quantitative and Qualitative Disclosures about Market Risk.......   15
   4     Controls and Procedures..........................................   15

                           Part II. Other Information

   1A    Risk Factors.....................................................   16
   6     Exhibits.........................................................   16
   --    Signatures.......................................................   17

                                  PART I--FINANCIAL INFORMATION

                                  ITEM 1. FINANCIAL STATEMENTS

                                FX ENERGY, INC. AND SUBSIDIARIES
                                   Consolidated Balance Sheets
                                         (in thousands)

                                                                           March 31,        December 31,
                                                                             2006               2005
                                                                          (Unaudited)
                                                                       ------------------ -----------------
ASSETS

Current assets:
  Cash and cash equivalents...........................................        $   5,270          $   2,390
  Marketable securities...............................................           17,730             26,479
  Accounts receivable:
    Accrued oil and gas sales.........................................              601                626
    Joint interest and other receivables..............................            1,659              1,449
    Input VAT receivable..............................................            2,217              1,965
  Inventory...........................................................               95                 96
  Other current assets................................................              227                270
                                                                       ------------------ -----------------
    Total current assets..............................................           27,799             33,275
                                                                       ------------------ -----------------

Property and equipment, at cost:
  Oil and gas properties (successful efforts method):
    Proved............................................................           16,399             15,918
    Unproved..........................................................              305                304
    Other property and equipment......................................            4,359              4,262
                                                                       ------------------ -----------------
      Gross property and equipment....................................           21,063             20,484
    Less accumulated depreciation, depletion and amortization.........           (6,058)            (5,844)
                                                                       ------------------ -----------------
        Net property and equipment....................................           15,005             14,640
                                                                       ------------------ -----------------

Other assets:
  Certificates of deposit.............................................              356                356
                                                                       ------------------ -----------------

Total assets..........................................................        $  43,160          $  48,271
                                                                       ================== =================



                                         -- Continued --

         The accompanying notes are an integral part of the consolidated financial statements.

                                               3

                                FX ENERGY, INC. AND SUBSIDIARIES
                                   Consolidated Balance Sheets
                                         (in thousands)

                                         -- Continued --


                                                                           March 31,        December 31,
                                                                              2006              2005
                                                                          (Unaudited)
                                                                        ----------------- ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................        $   2,814          $   4,110
  Accrued liabilities.................................................            1,098              1,450
                                                                        ----------------- ------------------
    Total current liabilities.........................................            3,912              5,560
                                                                        ----------------- ------------------

Long-term liabilities:
  Asset retirement obligation  .......................................              443                431
                                                                        ----------------- ------------------

    Total liabilities.................................................            4,355              5,991
                                                                        ----------------- ------------------

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized, no
    shares issued as of March 31, 2006 and December 31, 2005..........               --                 --
  Common stock, $0.001 par value, 100,000,000 shares
    authorized, 35,097,279 issued as of March 31, 2006 and
    December 31, 2005, respectively...................................               35                 35
  Additional paid-in capital..........................................          122,938            125,216
  Deferred compensation...............................................               --             (2,975)
  Accumulated other comprehensive loss.................................             (40)               (58)
  Accumulated deficit.................................................          (84,128)           (79,938)
                                                                        ----------------- ------------------
    Total stockholders' equity........................................           38,805             42,280
                                                                        ----------------- ------------------

Total liabilities and stockholders' equity ...........................        $  43,160          $  48,271
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

                                                4

                                        FX ENERGY, INC. AND SUBSIDIARIES
                          Consolidated Statements of Operations and Comprehensive Loss
                                                   (Unaudited)
                                    (in thousands, except per share amounts)


                                                                        For the Three Months Ended March 31,
                                                                        ------------------------------------
                                                                              2006              2005
                                                                        ----------------- ------------------
Revenues:
  Oil  and gas sales..................................................       $     1,061       $       838
  Oilfield services...................................................                23                50
                                                                        ----------------- ------------------
    Total revenues....................................................             1,084               888
                                                                        ----------------- ------------------

Operating costs and expenses:
  Lease operating costs...............................................               687               629
  Exploration costs...................................................             2,042               697
  Oilfield services costs.............................................               132                89
  Depreciation, depletion and amortization............................               214               164
  General and administrative costs (G&A)..............................             1,680             1,477
  Stock compensation (G&A)............................................               697                18
  Accretion expense...................................................                12                11
                                                                        ----------------- ------------------
    Total operating costs and expenses................................             5,464             3,085
                                                                        ----------------- ------------------

Operating loss........................................................            (4,380)           (2,197)
                                                                        ----------------- ------------------

Other income:
  Interest and other income...........................................               190               306
                                                                        ----------------- ------------------

Net loss..............................................................            (4,190)           (1,891)

Other comprehensive loss:
  Increase (decrease) in market value of available for sale marketable
    securities........................................................                18              (143)
                                                                        ----------------- ------------------
Comprehensive loss....................................................       $    (4,172)      $    (2,034)
                                                                        ================= ==================

Basic and diluted net loss per common share...........................       $     (0.12)      $     (0.05)
                                                                        ================= ==================

Basic and diluted weighted average number
  of shares outstanding...............................................            35,097            34,523
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

                                                5

                                FX ENERGY, INC. AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows
                                           (Unaudited)
                                         (in thousands)



                                                                        For the Three Months Ended March 31,
                                                                        ------------------------------------
                                                                              2006              2005
                                                                        ----------------- ------------------
Cash flows from operating activities:
  Net loss...........................................................           $ (4,190)         $ (1,891)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Accretion expense..............................................                 12                11
      Depreciation, depletion and amortization.......................                214               164
      Stock issued for services......................................                 --               166
      Stock compensation (G&A).......................................                697                18
  Increase (decrease) from changes in working capital items:
    Accounts receivable..............................................               (437)               98
    Inventory........................................................                  1                (2)
    Other current assets.............................................                 43                31
    Accounts payable and accrued liabilities.........................             (1,645)             (574)
                                                                        ----------------- ------------------
      Net cash used in operating activities..........................             (5,305)           (1,979)
                                                                        ----------------- ------------------

Cash flows from investing activities:
  Additions to oil and gas properties................................               (482)           (2,189)
  Additions to other property and equipment..........................               (100)              (75)
  Additions to marketable securities.................................               (233)             (372)
  Proceeds from maturities of marketable securities..................              9,000             2,000
                                                                        ----------------- ------------------
    Net cash provided by (used in) investing activities..............              8,185              (636)
                                                                        ----------------- ------------------

Cash flows from financing activities:
  Proceeds from exercise of stock options and warrants...............                 --               646
                                                                        ----------------- ------------------
    Net cash provided by financing activities........................                 --               646
                                                                        ----------------- ------------------
Increase (decrease) in cash and cash equivalents.....................              2,880            (1,969)
Cash and cash equivalents at beginning of period.....................              2,390             3,784
                                                                        ----------------- ------------------
Cash and cash equivalents at end of period...........................           $  5,270          $  1,815
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

                                                        6

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


Note 1:  Basis of Presentation

         The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and subsidiaries ("FX Energy" or the "Company"), the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy's annual report on Form 10-K for the year ended December 31, 2005, including the financial statements and notes thereto.

         The consolidated financial statements include the accounts of FX Energy and its wholly-owned subsidiaries and FX Energy's undivided interests in Poland. All significant intercompany accounts and transactions have been eliminated in consolidation. At March 31, 2006, FX Energy owned 100% of the voting stock of all of its subsidiaries.

Note 2:  Net Income (Loss) Per Share

         Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants. Options to purchase 3,491,083 and 3,683,332 shares of common stock, at prices ranging from $0.00 to $10.25 per share with a weighted average exercise price of $4.72 and $5.50 per share, were outstanding at March 31, 2006 and 2005, respectively. Warrants to purchase 3,505,373 and 3,517,873 shares of common stock, at prices ranging from $3.60 to $3.75 per share with a weighted average exercise price of $3.65 per share, were outstanding at March 31, 2006 and 2005, respectively. No options or warrants were included in the computation of diluted net loss per share for the periods ended March 31, 2006 and 2005, because the effect would have been antidilutive.

Note 3:  Income Taxes

         FX Energy recognized no income tax benefit from the net loss generated in the three months ended March 31, 2006 and 2005. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of exploration and development activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided.

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

Reportable business segment information for the three months ended March 31, 2006, and as of March 31, 2006, is as follows (in thousands):

                                                          Reportable Segments
                                                    --------------------------------       Non-
                                                                        Oilfield        Segmented
                                                         E&P            Services          Items           Total
                                                    ---------------  ---------------  --------------- ---------------
Three months ended March 31, 2006:
  Revenues.........................................     $   1,061         $    23       $         --      $    1,084
  Net income (loss)(1, 2)..........................        (1,819)           (141)            (2,230)         (4,190)

As of March 31, 2006:
  Identifiable net property and equipment(3).......        14,250             457                298          15,005
--------------------------
(1)  E&P revenues include $66,000 of gas sales in Poland. E&P operating costs include $1,163 in geological and geophysical costs and $841 in dry hole costs incurred in Poland.
(2)  Net loss reconciling items include $1,680 of general and administrative expenses, $697 of noncash stock compensation expense, $190 of other income, and $43 of corporate DD&A. Nonsegmented expenses include $91 in general and administrative costs incurred in Poland.
(3)  Identifiable net property and equipment not associated with a segment consists of $298 of corporate office equipment, hardware and software.

Reportable business segment information for the three months ended March 31,
2005, and as of March 31, 2005, is as follows (in thousands):
                                                          Reportable Segments
                                                    --------------------------------       Non-
                                                                        Oilfield        Segmented
                                                         E&P            Services          Items           Total
                                                    ---------------  ---------------  --------------- ---------------
Three months ended March 31, 2005:
  Revenues.........................................       $   838         $    50       $         --        $    888
  Net loss(1, 2)...................................          (578)            (93)            (1,220)         (1,891)

As of March 31, 2005:
  Identifiable net property and equipment(3).......        13,795             360                337          14,492

-----------------------
(1) E&P operating costs include $692 in geological and geophysical costs incurred in Poland.
(2) Net loss reconciling items include $1,477 of general and administrative costs, $18 of noncash stock compensation expense, $306 of other income, and $31 of corporate DD&A. Nonsegmented expenses include $122 in general and administrative costs incurred in Poland.
(3) Identifiable net property and equipment not associated with a segment consists of $337 of corporate office equipment, hardware and software.

Note 5:  Share-Based Compensation

         Our Company maintains several share-based incentive plans. Under these plans, options are granted at an option price equal to the market value of the stock at the date of grant. The granted options have terms ranging from five to seven years and vest over periods ranging from the date of grant to three years. Under terms of the stock option award plans, the Company may also issue restricted stock.

         Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). Under SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. The Company adopted SFAS No. 123R using the modified prospective transition method. Under this method, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date that are subsequently modified or cancelled. Compensation expense for unvested awards at the effective date will be recognized over the remaining requisite service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

         The following table summarizes option activity for the first quarter of 2006:

                                                                                     Weighted
                                                                                     Average
                                                                                    Remaining
                                                                      Weighted     Contractual     Aggregate
                                                      Number of       Average        Life (in      Intrinsic
                                                       Options     Exercise Price     years)         Value
                                                    ------------------------------------------------------------
Fixed Options outstanding:
  Beginning of year................................     3,492,283       $4.72
  Cancelled........................................        (1,200)       0.00
                                                    ---------------
  End of period....................................     3,491,083       $4.72          3.92        $2,308,219
                                                    ===============

         The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's average stock price of $5.38 during the quarter ended March 31, 2006, which would have been received by the restricted stock purchase right and the option holders had all restricted stock purchase rights and options been exercised as of that date.

         Prior to the adoption of SFAS No. 123R, the Company recorded compensation expense for employee stock options based on their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations and provided the pro forma disclosures required by SFAS No. 123. The pro forma effects of recognizing compensation expense under the fair value method required by SFAS No. 123 on net loss and net loss per common share were as follows (in thousands, except per share data):

                                                                        2005
                                                                    ------------
         Net loss:
         Net loss, as reported....................................  $  (1,891)
         Less: Total stock-based employee compensation expense
           determined under the fair value based method for all
           awards, net of related tax effects.....................       (493)
                                                                    ------------
              Pro forma net loss..................................  $  (2,384)
                                                                    ============
         Basic and diluted net loss per share:
              As reported.........................................  $   (0.05)
              Pro forma...........................................      (0.07)

         As a result of adopting SFAS No. 123R, for the three months ended March 31, 2006, the Company recognized $443,000 of stock compensation expense, equal to $0.01 per basic and diluted share, related to the amortization of unvested options as of January 1, 2006. In addition, for the three months ended March 31, 2006, the Company recognized $254,000 of stock compensation expense related to the amortization of restricted stock purchase rights granted in November 2005. Effective January 1, 2006, the Company reclassified $2,975,000 of deferred compensation related to the restricted stock purchase rights to additional paid-in capital. As of March 31, 2006, deferred compensation to be amortized in future periods totaled $2,721,000.

Note 6:  Stockholders' Equity

         During the three months ended March 31, 2005, warrant holders exercised warrants for 35,500 shares of common stock, resulting in proceeds to the Company of $133,000. In addition, during the three months ended March 31, 2005, option holders exercised options for a total of 183,401 shares, resulting in additional proceeds of $513,000. No options or warrants were exercised during the three months ended March 31, 2006.

Note 7:  Investments

         The cost and estimated market value of marketable securities at March 31, 2006, are as follows (in thousands):

                                                       Gross     Estimated
                                                    Unrealized     Market
                                          Cost         Losses       Value
                                       ----------  -----------  -----------
         Marketable securities........   $17,770       $ (40)     $ 17,730

         The marketable securities consist primarily of U.S. government agency bonds and notes, whose values fluctuate with changes in interest rates. The marketable securities increased in value during the three months ended March 31, 2006. The Company believes the gross unrealized losses are temporary. The marketable securities have been classified as available-for-sale, and are reported at fair value with unrealized gains and losses, if any, recorded as a component of other comprehensive loss.


            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations by Business Segment

         We operate within two segments of the oil and gas industry: the exploration and production segment, or E&P, and the oilfield services segment. Depreciation, depletion and amortization expense, or DD&A, and general and administrative expense, or G&A, directly associated with their respective segments are detailed within the following discussion. G&A, interest and other income, and other costs that are not allocated to individual operating segments for management reporting or reportable business segment disclosure purposes are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and the information regarding nonsegmented items for the three months ended March 31, 2006 and 2005, follows.

Quarter Ended March 31, 2006, Compared to the Same Period of 2005

         Exploration and Production Segment

         Our oil revenues are comprised primarily of oil production in the United States. A summary of the percentage change in oil revenues, average prices and production for the first quarter of 2006 and 2005, from year to year, is set forth in the following table:

                                                         Quarter Ended March 31,
                                                         -----------------------
                                                            2006          2005
                                                         ----------  -----------
         Oil revenues..................................   $995,000     $ 838,000
           Percent change versus prior year's quarter..        19%           32%

         Average price per barrel of oil ..............    $ 53.80       $ 40.87
           Percent change versus prior year's quarter..        32%           34%

         Production volumes (barrels of oil)...........     18,493        20,507
           Percent change versus prior year's quarter..       -10%           -2%

         Oil Revenues. Oil revenues were $995,000 during the first quarter of 2006, a 19% increase compared to the same period of 2005. During the first quarter of 2006, our average oil prices rose 32%, from $40.87 per barrel in 2005 to $53.80 per barrel in 2006, while oil production quantities decreased by 10%. Oil revenues in 2006 increased from 2005 levels by approximately $239,000 due to higher oil prices, offset by approximately $82,000 related to production declines.

         Gas Revenues. Gas revenues were $66,000 during the first quarter of 2006 as revenues from the Kleka gas well in Poland were recognized beginning January 1, 2006. No gas revenues were recognized during the same period of 2005. Our net production for the first quarter of 2006 was approximately 35,800 Mcf at an average price of $1.85 per Mcf.

         Lease Operating Costs. Lease operating costs were $687,000 during the first quarter of 2006, an increase of $58,000, or 9%, compared to the same period of 2005. Lease operating costs increased primarily due to costs associated with the Kleka gas well in Poland and higher personnel costs.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $2,042,000 during the first quarter of 2006, compared to $697,000 during the same period of 2005, an increase of 193%. First quarter 2006 exploration costs include approximately $841,000 associated with the Drozdowice-1 dry hole, and approximately $1 million for new two-dimensional, 2-D seismic.

         DD&A Expense - Exploration and Production. DD&A expense for producing properties was $141,000 for the first quarter of 2006, an increase of 78% compared to $79,000 during the same period of 2005. Essentially all of the increase in DD&A is associated with new property costs incurred in late 2005 at our Montana producing properties.

         Accretion Expense. Accretion expense for both years reflects the increase in our Asset Retirement Obligation under SFAS 143, and was essentially flat from 2005 to 2006.

         Oilfield Services Segment

         Oilfield Services Revenues. Oilfield services revenues were $23,000 during the first quarter of 2006, a decrease of $27,000 compared to $50,000 for the first quarter of 2005. During most of the first quarter of both years, our drilling rig was idle due to winter weather. Oilfield servicing revenues were generated primarily by performing drilling services for third-party companies. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

         Oilfield Services Costs. Oilfield services costs were $132,000 during the first quarter of 2006, compared to $89,000 during the same period of 2005. The quarter to quarter increase was primarily due to increased repairs to our service equipment. Oilfield services costs will also continue to fluctuate period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $32,000 during the first quarter of 2006, compared to $53,000 during the same period of 2005. The quarter to quarter decrease was primarily due to capital additions from prior years being fully depreciated during 2005.

         Nonsegmented Information

         G&A Costs. G&A costs were $1,680,000 during the first quarter of 2006, compared to $1,477,000 during the first quarter of 2005, an increase of $203,000, or 14%. The increase was primarily due to foreign currency translation losses on end of period cash balances held in Poland.

         Stock Compensation (G&A). As discussed above, we adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective method. Under this method, prior periods are not revised for comparative purposes. Stock-based awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the consolidated statement of operations. Stock compensation expense recorded for the first quarter of 2006 represents $254,000 of amortization related to restricted stock purchase rights granted in November 2005 and $443,000 of amortization of unvested stock options granted prior to 2005 using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. Stock compensation expense recorded in 2005 represents the amortization of stock and options issued to consultants.

         Interest and Other Income. Interest and other income was $190,000 during the first quarter of 2006, a decrease of $116,000 compared to $306,000 during the same period of 2005. The decrease was a reflection of lower cash balances available for investment.

Liquidity and Capital Resources

         To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities, and agreements with industry participants that funded our share of costs in certain exploratory activities in return for an interest in our properties. Our cash resources and marketable securities at March 31, 2006, together with revenues from gas sales in 2006, should allow us to carry out our planned exploration program for the remainder of 2006 without selling additional equity or interests in our properties.

         We may seek to obtain additional funds for future capital investments from the sale of additional securities, project financing to help finance the completion of successful wells, sale of partial property interests, or other arrangements, all of which may dilute the interest of our existing stockholders or our interest in the specific project financed. We may change the allocation of capital among the categories of our anticipated expenditures depending upon future events. For example, we may change the allocation of our expenditures based on the actual results and costs of future exploration, appraisal, development, production, property acquisition and other activities. In addition, we may have to change our anticipated expenditures if costs of placing any particular discovery into production are higher, if the field is smaller, or if the commencement of production takes longer than expected.

         Working Capital (current assets less current liabilities). Our working capital was $23,887,000 as of March 31, 2006, a decrease of $3,828,000 from our working capital at December 31, 2005, of $27,715,000. As of March 31, 2006, our cash and cash equivalents and marketable securities totaled approximately $23.0 million. We have no outstanding long-term debt.

         Operating Activities. Net cash used in operating activities was $5,305,000 during the first quarter of 2006, an increase of 168% compared to $1,979,000 in net cash used during the same period of 2005. The increase in cash used is a direct reflection of our increased exploration activities and higher geological and geophysical costs in Poland, higher overhead costs, and significant reductions in our current liabilities.

         Investing Activities. During the first quarter of 2006, we received $8,185,000 from investing activities. We received proceeds of $9,000,000 from maturities of marketable securities, purchased marketable securities of $233,000, used $356,000 for current year capital additions in Poland and $126,000 related to our proved properties in the United States, and used $100,000 for capital additions in our office and drilling equipment. During the first quarter of 2005, we spent $636,000 in investing activities. We received proceeds of $2,000,000 from maturities of marketable securities, purchased marketable securities of $372,000, used $1,076,000 to pay accounts payable related to prior-year capital costs, used $958,000 for current year capital additions in Poland and $155,000 related to our proved properties in the United States, and used $75,000 for capital additions in our office and drilling equipment.

         Financing Activities. During the first quarter of 2005, option and warrant holders exercised options and warrants for a total of 219,000 shares, resulting in proceeds of $646,000. No options or warrants were exercised during the first quarter of 2006.

New Accounting Pronouncements

         We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations or financial position. Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future financial position or results of operations.

Critical Accounting Policies

         A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements contained in our annual report on Form 10-K for the year ended December 31, 2005. We believe the application of these accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial condition and cash flows.

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

         The limited volume and sources of our gas production in Poland means we cannot assure uninterruptible production or production in amounts that would be meaningful to industrial users, which may depress the price we may be able to obtain. The Polish Oil and Gas Company is the primary purchaser of domestic gas in Poland. We expect that the prices we receive for the gas we produce will be lower than would be the case in a more competitive setting and may be lower than prevailing western European prices, at least until a fully competitive market develops in Poland.

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


                         ITEM 4. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2006, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2006, our disclosure controls and procedures were effective.

         There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

                              ITEM 1A. RISK FACTORS

         Information regarding risk factors appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations --Forward-Looking Statements," in Part I -- Item 2 of this Form 10-Q and in Part I -- Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2005, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or operating results.


                                ITEM 6. EXHIBITS

         The following exhibits are filed as a part of this report:

      Exhibit
      Number*       Title of Document                                                      Location
------------------- ---------------------------------------------------------------------- --------------------
     Item 31        Rule 13a-14(a)/15d-14(a) Certifications
------------------- ---------------------------------------------------------------------- --------------------
      31.01         Certification of Chief Executive Officer Pursuant to Rule 13a-14       Attached
      31.02         Certification of Chief Financial Officer Pursuant to Rule 13a-14       Attached

     Item 32        Section 1350 Certifications
------------------- ---------------------------------------------------------------------- --------------------
      32.01         Certification of Chief Executive Officer Pursuant to 18 U.S.C.         Attached
                    Section 1350, as Adopted Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002
      32.02         Certification of Chief Financial Officer Pursuant to 18 U.S.C.         Attached
                    Section 1350, as Adopted Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

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

                                                 FX ENERGY, INC.
                                                     (Registrant)


Date:  May 9, 2006                               By: /s/ David N. Pierce
                                                    ----------------------------
                                                    David N. Pierce, President,
                                                    Chief Executive Officer


Date:  May 9, 2006                               By: /s/ Thomas B. Lovejoy
                                                    ----------------------------
                                                    Thomas B. Lovejoy,
                                                    Chief Financial Officer