Form 10-Q
period 2006-06-30
FX ENERGY INC
filed 2006-08-08
CIK 907649

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                          Commission File No. 000-25386

                                 FX ENERGY, INC.
             (Exact name of registrant as specified in its charter)

             NEVADA                                               87-0504461
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

                         3006 Highland Drive, Suite 206
                           Salt Lake City, Utah 84106
              (Address of principal executive offices and zip code)

                                 (801) 486-5555
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of August 4, 2006, was
35,162,029.

                        FX ENERGY, INC. AND SUBSIDIARIES
             Form 10-Q for the Quarterly Period Ended June 30, 2006

                                TABLE OF CONTENTS

  Item                                                                     Page
---------                                                               --------
                          Part I. Financial Information

   1     Financial Statements

   2     Management's Discussion and Analysis of Financial

                           Part II. Other Information

                                  PART I--FINANCIAL INFORMATION

                                  ITEM 1. FINANCIAL STATEMENTS

                                FX ENERGY, INC. AND SUBSIDIARIES
                                   Consolidated Balance Sheets
                                         (in thousands)

                                                                           June 30,         December 31,
                                                                             2006               2005
                                                                          (Unaudited)
                                                                       ------------------ -----------------
ASSETS

Current assets:
  Cash and cash equivalents...........................................   $        6,610     $        2,390
  Marketable securities...............................................           13,698             26,479
  Accounts receivable:
    Accrued oil sales.................................................              503                626
    Joint interest and other receivables..............................            2,365              1,449
    Input VAT receivable..............................................            1,989              1,965
  Inventory...........................................................               96                 96
  Other current assets................................................              156                270
                                                                       ------------------ -----------------
    Total current assets..............................................           25,417             33,275
                                                                       ------------------ -----------------

Property and equipment, at cost:
  Oil and gas properties (successful efforts method):
    Proved............................................................           16,885             15,918
    Unproved..........................................................              319                304
    Other property and equipment......................................            4,443              4,262
                                                                       ------------------ -----------------

    Gross property and equipment......................................           21,647             20,484
    Less accumulated depreciation, depletion and amortization.........           (6,345)            (5,844)
                                                                       ------------------ -----------------

        Net property and equipment....................................           15,302             14,640
                                                                       ------------------ -----------------

Other assets:
  Certificates of deposit.............................................              382                356
                                                                       ------------------ -----------------

Total assets..........................................................   $       41,101     $       48,271
                                                                       ================== =================

                                                -- Continued --

               The accompanying notes are an integral part of the consolidated financial statements.

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                        (in thousands, except share data)

                                                 -- Continued --

                                                                            June 30,        December 31,
                                                                              2006              2005
                                                                          (Unaudited)
                                                                        ----------------- ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................    $       1,891       $      4,110
  Accrued liabilities.................................................              787              1,450
                                                                        ----------------- ------------------
    Total current liabilities.........................................            2,678              5,560
                                                                        ----------------- ------------------

Long-term liabilities:
  Asset retirement obligation  .......................................              454                431
                                                                        ----------------- ------------------

    Total liabilities.................................................            3,132              5,991
                                                                        ----------------- ------------------

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized,
    no shares issued as of June 30, 2006 and December 31, 2005........               --                 --
  Common stock, $0.001 par value, 100,000,000 shares authorized,
    35,162,029 and 35,097,279 issued and outstanding as of
    June 30, 2006 and December 31, 2005, respectively.................               35                 35
  Additional paid-in capital..........................................          124,160            125,216
  Deferred compensation...............................................               --             (2,975)
  Accumulated other comprehensive loss................................              (44)               (58)
  Accumulated deficit.................................................          (86,182)           (79,938)
                                                                        ----------------- ------------------
    Total stockholders' equity........................................           37,969             42,280
                                                                        ----------------- ------------------

Total liabilities and stockholders' equity...........................     $      41,101       $     48,271
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
                                                      --------------------------------- --------------------------------
                                                           2006             2005             2006            2005
                                                      ---------------- ---------------- --------------- ----------------
Revenues:
  Oil and gas sales.................................    $      1,229     $        898     $      2,290    $      1,736
  Oilfield services................................              908              105              932             155
                                                      ---------------- ---------------- --------------- ----------------
    Total revenues..................................           2,137            1,003            3,222           1,891
                                                      ---------------- ---------------- --------------- ----------------

Operating costs and expenses:
  Lease operating expenses..........................             599              600            1,286           1,229
  Geological and geophysical costs..................           1,021              518            3,063           1,215
  Oilfield services costs...........................             581               98              713             187
  Depreciation, depletion and amortization (DD&A)...             287              176              501             340
  Accretion expense.................................              11               11               23              22
  Stock compensation (G&A)..........................             706               20            1,403              38
  General and administrative (G&A)..................           1,159            1,304            2,839           2,781
                                                      ---------------- ---------------- --------------- ----------------
    Total operating costs and expenses..............           4,364            2,727            9,828           5,812
                                                      ---------------- ---------------- --------------- ----------------

Operating loss......................................          (2,227)          (1,724)          (6,606)         (3,921)
                                                      ---------------- ---------------- --------------- ----------------

Other income:
  Interest and other income.........................             172              154              362             460
                                                      ---------------- ---------------- --------------- ----------------
    Total other income..............................             172              154              362             460
                                                      ---------------- ---------------- --------------- ----------------

Net loss                                                      (2,055)          (1,570)          (6,244)         (3,461)

Other comprehensive income (loss)
Increase (decrease) in market value of
  available for sale marketable securities..........              (4)             157               14              14
                                                      ---------------- ---------------- --------------- ----------------
Comprehensive loss                                      $     (2,059)    $     (1,413)    $     (6,230)   $     (3,447)
                                                      ================ ================ =============== ================

Basic and diluted net loss per common share.........    $      (0.06)    $      (0.04)    $      (0.18)   $      (0.10)
                                                      ================ ================ =============== ================
Basic and diluted weighted average number of shares
  outstanding.......................................          35,162           34,643           35,136          34,583
                                                      ================ ================ =============== ================

              The accompanying notes are an integral part of the consolidated financial statements.

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)
                                                 (in thousands)

                                                                         For the Six Months Ended June 30,
                                                                        ------------------------------------
                                                                              2006              2005
                                                                        ----------------- ------------------
Cash flows from operating activities:
  Net loss...........................................................      $      (6,244)    $      (3,461)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Accretion expense..............................................                 23                22
      Depreciation, depletion and amortization.......................                501               340
      Stock issued for services......................................                516               263
      Stock compensation (G&A).......................................              1,403                37
      Loss on asset disposal.........................................                 --                18
  Increase (decrease) from changes in working capital items:
    Accounts receivable..............................................               (817)             (111)
    Inventory........................................................                 --                (4)
    Other current assets.............................................                 88               124
    Accounts payable and accrued liabilities.........................             (2,297)             (944)
                                                                        ----------------- ------------------
      Net cash used in operating activities..........................             (6,827)           (3,716)
                                                                        ----------------- ------------------

Cash flows from investing activities:
  Additions to oil and gas properties................................             (1,567)           (3,246)
  Additions to other property and equipment..........................               (181)             (353)
  Additions to marketable securities.................................               (405)             (326)
  Proceeds from maturities of marketable securities..................             13,200             4,500
                                                                        ----------------- ------------------
    Net cash provided by investing activities........................             11,047               575
                                                                        ----------------- ------------------

Cash flows from financing activities:
  Proceeds from exercise of stock options and warrants...............                 --               826
                                                                        ----------------- ------------------
    Net cash provided by financing activities........................                 --               826
                                                                        ----------------- ------------------
Increase (decrease) in cash and cash equivalents.....................              4,220            (2,315)
Cash and cash equivalents at beginning of period.....................              2,390             3,784
                                                                        ----------------- ------------------
Cash and cash equivalents at end of period...........................      $       6,610     $       1,469
                                                                        ================= ==================

            The accompanying notes are an integral part of the consolidated financial statements.

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

Note 1:  Basis of Presentation

         The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and subsidiaries ("FX Energy" or the
"Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy's annual report on Form 10-K for the year ended December 31,
2005, and Form 10-Q for the quarter ended March 31, 2006, including the financial statements and notes thereto.

         The consolidated financial statements include the accounts of FX Energy and its wholly-owned subsidiaries and FX Energy's undivided interests in Poland.
All significant intercompany accounts and transactions have been eliminated in consolidation. At June 30, 2006, FX Energy owned 100% of the voting stock of all of its subsidiaries.

Note 2:  Net Income (Loss) Per Share

         Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants. Options, including restricted stock purchase rights, to purchase 3,491,083 and 3,642,332 shares of common stock, at prices ranging from
$0.00 to $10.65 per share with a weighted average exercise price of $4.72 and
$5.53 per share, were outstanding at June 30, 2006 and 2005, respectively.
Warrants to purchase 3,505,373 and 3,517,873 shares of common stock, at prices ranging from $3.60 to $3.75 per share with a weighted average exercise price of
$3.65 per share, were outstanding at June 30, 2006 and 2005, respectively. No options or warrants were included in the computation of diluted net loss per share for the periods ended June 30, 2006 and 2005, because the effect would have been antidilutive.

Note 3:  Income Taxes

         FX Energy recognized no income tax benefit from the net losses generated in the first six months of 2006 and 2005. Statement of Financial
Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of exploration and development activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided.

Note 4:  Business Segments

         FX Energy operates within two segments of the oil and gas industry: the exploration and production segment ("E&P") and the oilfield services segment.
Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes.
Current assets, other assets, current liabilities and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes. Reportable business segment information for the three months ended June 30, 2006, the six months ended June 30, 2006, and as of June
30, 2006, is as follows (in thousands):

                                                          Reportable Segments
                                                    --------------------------------       Non-
                                                                        Oilfield        Segmented
                                                        E&P(1)          Services         Items(2)         Total
                                                    ---------------  ---------------  --------------- ---------------
Three months ended June 30, 2006:
  Revenues.........................................     $   1,229         $   908        $        --       $   2,137
  Net income (loss)(1, 2)..........................          (607)            289             (1,737)         (2,055)

Six months ended June 30, 2006:
  Revenues.........................................     $   2,290         $   932        $        --       $   3,222
  Net income (loss)(1, 2)..........................        (2,427)            149             (3,966)         (6,244)

As of June 30, 2006:
  Identifiable net property and equipment(3).......     $  14,546         $   460        $       296       $  15,302
--------------------

(1)  E&P revenues and costs recorded in Poland for the second quarter include
     $67 in gas sales, $860 in geological and geophysical costs, $58 in DD&A, and $35 in lease operating costs. E&P revenues and costs recorded in Poland for the first six months include $133 in gas sales, $2,865 in geological and geophysical costs, 58 in DD&A, and $61 in lease operating costs.
(2)  Net loss reconciling items for the second quarter include $1,159 of general and administrative costs, $706 of non-cash stock compensation expense, $172 of other income, and $44 of corporate DD&A. Nonsegmented expenses for the second quarter include $113 in general and administrative costs incurred in
     Poland. Net loss reconciling items for the first six months include $2,839 of general and administrative costs, $1,403 of non-cash stock compensation expense, $362 of other income, and $86 of corporate DD&A. Nonsegmented expenses for the first six months include $204 in general and administrative costs incurred in Poland.
(3)  Identifiable net property and equipment not associated with a segment consists of $296 of corporate office equipment, hardware and software.

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
--------------------

(1)  E&P costs recorded in Poland for the second quarter include $517 in geological and geophysical costs and $1 in lease operating costs. E&P costs recorded in Poland for the first six months include $1,209 in geological and geophysical costs and $1 in lease operating costs.
(2)  Net loss reconciling items for the second quarter include $1,304 of general and administrative costs, $12 of non-cash stock compensation expense, $154 of other income, and $37 of corporate DD&A. Nonsegmented expenses for the second quarter include $122 in general and administrative costs incurred in
     Poland. Net loss reconciling items for the first six months include $2,781 of general and administrative costs, $38 of non-cash stock compensation expense, $460 of other income, and $67 of corporate DD&A. Nonsegmented expenses for the first six months include $244 in general and administrative costs incurred in Poland.
(3)  Identifiable net property and equipment not associated with a segment consists of $352 of corporate office equipment, hardware and software.

Note 5:  Share-Based Compensation

         The Company maintains several share-based incentive plans. Under these plans, the Company may issue options, restricted stock or restricted stock purchase rights. Options are granted at an option price equal to the market value of the stock at the date of grant, have terms ranging from five to seven years and vest over periods ranging from the date of grant to three years.
Restricted stock awards and restricted stock purchase rights have similar terms and vesting requirements.

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

         The following table summarizes option activity for the first six months of 2006:

                                                                                     Weighted
                                                                                     Average
                                                                                    Remaining
                                                                      Weighted     Contractual     Aggregate
                                                      Number of       Average        Life (in      Intrinsic
                                                       Options     Exercise Price     years)         Value
                                                    ------------------------------------------------------------
Fixed Options outstanding:
  Beginning of year................................     3,492,283        $4.72
  Cancelled........................................        (1,200)        0.00
                                                    ---------------
  End of period....................................     3,491,083        $4.72         3.67            $0
                                                    ===============

         The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's stock price of $4.62 as of June
30, 2006, which would have been received by the restricted stock purchase right and stock option holders had all restricted stock purchase rights and options been exercised as of that date.

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

                                                                                      2005
                                                                         ------------------------------
                                                                            Quarter       Six Months
                                                                             Ended           Ended
                                                                            June 30         June 30
                                                                         --------------  --------------
                Net loss:
                Net loss, as reported..................................  $   (1,570)       $ (3,461)
                Less: Total stock-based employee compensation expense
                  determined under the fair value based method for all
                  awards, net of related tax effects...................        (498)           (991)
                                                                         --------------  --------------
                     Pro forma net loss................................  $   (2,068)       $ (4,452)
                                                                         ==============  ==============
                Basic and diluted net loss per share:
                     As reported.......................................  $    (0.04)       $  (0.10)
                     Pro forma.........................................  $    (0.06)       $  (0.13)

         As a result of adopting SFAS No. 123R, for the three and six month periods ended June 30, 2006, the Company recognized $449,000 and $892,000, respectively, of stock compensation expense, equal to $0.01 and $0.03 per basic and diluted share, related to the amortization of unvested options as of January
1, 2006. In addition, for the three and six-month periods ended June 30, 2006, the Company recognized $268,000 and $522,000, respectively, of stock compensation expense related to the amortization of restricted stock purchase rights granted in November 2005. Effective January 1, 2006, the Company
reclassified $2,975,000 of deferred compensation related to the restricted stock purchase rights to additional paid-in capital. As of June 30, 2006, deferred compensation to be amortized in future periods totaled $4,141,000, including
$2,453,000 related to restricted stock purchase rights.

Note 6:  Stockholders' Equity

         During the first six months of 2005, warrant holders exercised warrants to purchase 35,500 shares of common stock, resulting in proceeds to the Company of $133,000. In addition, during the first six months of 2005, option holders exercised options to purchase 227,734 shares, resulting in additional proceeds of $693,000. No options or warrants have been exercised during 2006. During the first six months of 2006, the Company issued 64,750 shares for its 2005 contribution to the Company's employee benefit plan. During the first six months of 2005, the Company issued 27,764 shares primarily to Polish consultants for services.

Note 7:  Investments

         The cost and estimated market value of marketable securities at June
30, 2006, are as follows (in thousands):

                                                                                        Gross           Estimated
                                                                                     Unrealized           Market
                                                                     Cost              Losses             Value
                                                               ------------------  ----------------  -----------------
         Marketable securities..............................       $ 13,742            $ (44)            $ 13,698

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
Depreciation, depletion and amortization costs, or DD&A, and general and administrative costs, or G&A, directly associated with the respective segments are detailed within the following discussion. G&A, interest income, other income and other costs that are not allocated to individual operating segments for management or segment reporting purposes are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and the information regarding nonsegmented items for the three months and six months ended June 30, 2006 and 2005, follows.

Quarter Ended June 30, 2006, Compared to the Same Period of 2005

         Exploration and Production Segment

         Our oil and gas revenues are comprised primarily of oil production in the United States. A summary of the percentage change in oil revenues, average prices and production volumes for the second quarters of 2006 and 2005 is set forth in the following table:

                                                   Quarter Ended June 30,
                                                 -----------------------------
                                                   2006             2005
                                                 -------------  --------------
Oil Revenues..................................... $ 1,162,000       $ 898,000
  Percent change versus prior year's quarter.....        +29%            +29%

Average price per barrel of oil..................     $ 59.83         $ 44.22
  Percent change versus prior year's quarter.....        +35%            +32%

Production volumes (barrels of oil)..............      19,421          20,318
  Percent change versus prior year's quarter.....         -4%             -2%

      Oil Revenues. Oil revenues were $1,162,000 during the second quarter of
2006, a 29% increase compared to the same period of 2005. During the second quarter of 2006, our average oil prices rose 35%, from $44.22 per barrel in 2005 to $59.83 per barrel in 2006, while oil production quantities decreased by 4%.
Oil revenues in 2006 increased from 2005 levels by approximately $303,000 due to higher oil prices, offset by approximately $29,000 related to production declines.

         Gas Revenues. Gas revenues were $67,000 during the second quarter of
2006 as revenues from the Kleka gas well in Poland were recognized beginning
January 1, 2006. No gas revenues were recognized during the same period of 2005.
Our net production for the second quarter of 2006 was approximately 36,200 Mcf at an average price of $1.85 per Mcf.

         Lease Operating Costs. Lease operating costs were $599,000 during the second quarter of 2006, essentially equivalent to the amount recorded during the same period of 2005. Lease operating costs increased approximately $35,000 due to costs associated with the Kleka gas well in Poland, but were offset by lower internal workover costs in the United States.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were

$1,021,000 during the second quarter of 2006, compared to $518,000 during the same period of 2005, an increase of 97%. Second quarter 2006 exploration costs include approximately $164,000 associated with the Drozdowice-1 and Nevada dry holes, all drilled in prior periods, and approximately $857,000 for new two-dimensional seismic and other geological and geophysical costs in Poland.

         DD&A Expense - Exploration and Production. DD&A expense for producing properties was $204,000 for the second quarter of 2006, an increase of 149%
compared to $82,000 during the same period of 2005. The increase in DD&A is due primarily to new property costs incurred in late 2005 at our Montana producing properties, in addition to DD&A associated with 2006 Kleka gas production in
Poland.

         Accretion Expense. Accretion expense for both years reflects the increase in our Asset Retirement Obligation under SFAS No. 143, and was essentially flat from 2005 to 2006.

         Oilfield Services Segment

         Oilfield Services Revenues. Oilfield services revenues were $908,000 during the second quarter of 2006, an increase of $803,000 compared to $105,000 for the second quarter of 2005. The increase is related to higher utilization of our drillings rigs for third-party services. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties, and other factors.

         Oilfield Services Costs. Oilfield services costs were $581,000 during the second quarter of 2006, an increase of $483,000 compared to the $98,000 incurred in the same period of 2005, reflecting the increase in third-party drilling activity. Oilfield services costs will also continue to fluctuate period to period based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $38,000 during the second quarter of 2006, compared to $56,000 during the same period of 2005. The quarter-to-quarter decrease was primarily due to capital additions from prior years being fully depreciated during 2005.

         Nonsegmented Information

         G&A Costs. G&A costs were $1,159,000 during the second quarter of 2006, compared to $1,304,000 during the second quarter of 2005, a decrease of
$145,000, or 11%. The decrease was primarily due to reductions in legal, accounting and consulting fees.

         Stock Compensation (G&A). As discussed above, we adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective method.
Under this method, prior periods are not revised for comparative purposes.
Stock-based awards that are granted prior to the effective date continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the consolidated statement of operations. Stock compensation expense recorded for the second quarter of 2006 represents $257,000 of amortization related to restricted stock purchase rights granted in November 2005 and $449,000 of amortization of unvested stock options granted prior to 2005, using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. Stock compensation expense recorded in
2005 represents the amortization of stock and options issued to consultants.

         Interest and Other Income. Interest and other income was $172,000 during the second quarter of 2006, an increase of $19,000 compared to $153,000 during the same period of 2005. The increase was a reflection of higher interest rates on cash balances available for investment.

     Comparison of the First Half of 2006 to the First Half of 2005

         Exploration and Production

         Our oil and gas revenues are comprised primarily of oil production in the United States. A summary of the percentage change in oil revenues, average price and production volumes for the first halves of 2006 and 2005 is set forth in the following table:

                                                        Six Months Ended June 30,
                                                      ------------------------------
                                                          2006            2005
                                                      --------------  --------------
Oil Revenues.........................................  $2,157,000      $1,736,000
    Percent change versus prior year's period........        +24%            +31%

Average price (per barrel of oil)....................    $  56.89        $  42.53
    Percent change versus prior year's period........        +34%            +33%

Production volumes (barrels of)......................      37,914          40,825
    Percent change versus prior year's period........         -7%             -2%

         Oil Revenues. Oil revenues were $2,157,000 during the first half of
2006, a 24% increase compared to the same period of 2005. During the first half of 2006, our average oil prices were 34% higher than in the same period of the prior year, while oil production quantities declined by 7%. Oil revenues in 2006 increased from 2005 levels by approximately $544,000 due to higher oil prices, offset by approximately $123,000 related to production declines.

         Gas Revenues. Gas revenues were $133,000 during the first half of 2006 as revenues from the Kleka gas well in Poland were recognized beginning January
1, 2006. No gas revenues were recognized during the same period of 2005. Our net production for the first half of 2006 was approximately 72,000 Mcf at an average price of $1.85 per Mcf.

         Lease Operating Expenses. Lease operating expenses were $1,286,000 during the first half of 2006, an increase of 5% compared to $1,229,000 during the same period of 2005. Lease operating costs increased approximately $61,000 due to costs associated with the Kleka gas well in Poland, but were offset by lower internal workover costs in the United States.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were
$3,063,000 during the first half of 2006, an increase of 152% compared to
$1,215,000 during the same period of 2005. First half 2006 exploration costs include approximately $1,042,000 associated with the Drozdowice-1 and Nevada dry holes, and approximately $2,021,000 for new two-dimensional seismic and other geological and geophysical costs in Poland.

         DD&A Expense - E&P. DD&A expense for producing properties was $345,000 during the first half of 2006, an increase of 113% compared to $162,000 during the same period of 2005. The increase in DD&A is due primarily to new property costs incurred in late 2005 at our Montana producing properties, in addition to
DD&A associated with 2006 Kleka gas production in Poland.

         Accretion Expense. Accretion expense for both years reflects the increase in our Asset Retirement Obligation under SFAS No. 143 and was essentially flat from 2005 to 2006.

         Oilfield Services

         Oilfield Services Revenues. Oilfield services revenues were $932,000 during the first half of 2006, an increase of $777,000 compared to $155,000 for the first half of 2005. The increase is related to higher utilization of our drillings rigs for third-party services. These revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our company-owned properties, and other factors.

         Oilfield Services Costs. Oilfield services costs were $713,000 during the first half of 2006, up from the $187,000 incurred in the same period of
2005, reflecting the increase in third-party drilling activity. Oilfield services costs will also continue to fluctuate from period to period based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $70,000 during the first half of 2006, compared to $110,000 during the same period of 2005. The year-to-year decrease was primarily due to capital additions from prior years being fully depreciated during 2005.

         Nonsegmented Information

         G&A Costs. G&A costs were $2,839,000 during the first half of 2006, compared to $2,781,000 during the same period of 2005, an increase of 2%.
Reductions in legal, accounting and consulting fees were offset by higher investor relations and personnel costs.

         Stock Compensation (G&A). As discussed above, we adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective method.
Under this method, prior periods are not revised for comparative purposes.
Stock-based awards that are granted prior to the effective date continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the consolidated statement of operations. Stock compensation expense recorded for the first half of 2006 represents $511,000 of amortization related to restricted stock purchase rights granted in November 2005 and $892,000 of amortization of unvested stock options granted prior to 2005, using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. Stock compensation expense recorded in
2005 represents the amortization of stock and options issued to consultants.

         Interest and Other Income. Interest and other income was $362,000 during the first half of 2006, compared to $460,000 during the first half of
2005. The year-to-year decrease is a direct reflection of lower cash balances available for investment, offset by higher interest rates.

Liquidity and Capital Resources

         To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities, and agreements with industry participants that funded our share of costs in certain exploratory activities in return for an interest in our properties. Our cash resources and marketable securities at June 30, 2006, together with anticipated revenues from Polish gas sales in 2006, are sufficient to cover our planned exploration program in the
United States and Poland for the next twelve months.

         We may seek to obtain additional funds for future capital investments and exploration costs from the sale of additional securities, project and/or bank financing to help finance the completion of successful wells, sale of partial property interests, or other arrangements, all of which may dilute the interest of our existing stockholders or our interest in the specific project financed. We may change the allocation of capital among the categories of our anticipated expenditures depending upon future events. For example, we may change the allocation of our expenditures based on the actual results and costs of future exploration, appraisal, development, production, property acquisition and other activities. In addition, we may have to change our anticipated expenditures if costs of placing any particular discovery into production are higher, if the field is smaller, or if the commencement of production takes longer than expected.

         Working Capital (current assets less current liabilities). Our working capital was $22,739,000 as of June 30, 2006, a decrease of $4,976,000 from our working capital at December 31, 2005, of $27,715,000. As of June 30, 2006, our
cash and cash equivalents and marketable securities totaled approximately $20.3 million. We have no outstanding long-term debt.

         Operating Activities. Net cash used in operating activities was
$6,827,000 during the first half of 2006, an increase of 99% compared to
$3,716,000 in net cash used during the same period of 2005. The increase in cash used is a direct reflection of our increased exploration activities and higher geological and geophysical costs in Poland, increases in our accounts receivable and significant reductions in our current liabilities.

         Investing Activities. During the first half of 2006, we received
$11,047,000 from investing activities. We received proceeds of $13,200,000 from maturities of marketable securities, purchased marketable securities of
$405,000, used $585,000 to pay accounts payable related to prior-year capital costs, used $767,000 for current year capital additions in Poland and $215,000 related to our proved properties in the United States, and used $181,000 for capital additions to our office and drilling equipment. During the first half of
2005, $575,000 was provided by investing activities. We received proceeds of
$4,500,000 from maturities of marketable securities, purchased marketable securities of $326,000, used $1,076,000 to pay accounts payable related to prior-year capital costs, used $1,823,000 for current year capital additions in
Poland and $347,000 related to our proved properties in the United States, and used $353,000 for capital additions to our office and drilling equipment.

         Financing Activities. During the first half of 2005, option and warrant holders exercised options and warrants for a total of 263,000 shares, resulting in proceeds of $826,000. No options or warrants were exercised during the first half of 2006.

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

         The limited volume and sources of our gas production in Poland mean we cannot assure uninterruptible production or production in amounts that would be meaningful to industrial users, which may depress the price we may be able to obtain. The Polish Oil and Gas Company is the primary purchaser of domestic gas in Poland. We expect that the prices we receive for the gas we produce will be lower than would be the case in a more competitive setting and may be lower than prevailing western European prices, at least until a fully competitive market develops in Poland.

         We currently do not engage in any hedging activities or have any derivative financial instruments to protect ourselves against market risks associated with oil and gas price fluctuations, although we may elect to do so if we achieve a significant amount of production in Poland.

Foreign Currency Risk

         We have entered into various agreements in Poland denominated in the
Polish zloty. The Polish zloty is subject to exchange rate fluctuations that are beyond our control. We do not currently engage in hedging transactions to protect ourselves against foreign currency risks, nor do we intend to do so in the foreseeable future; however, it is our policy to reduce currency risk by transferring dollars to zlotys on or about the occasion of making any significant commitment payable in Polish currency.

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

Officers, the effectiveness of our disclosure controls and procedures as of June
30, 2006, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30,
2006, our disclosure controls and procedures were effective.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 14, 2006, at the annual meeting of our stockholders, the stockholders voted as indicated on the following matters submitted to them for consideration:

         (a) Elect Richard Hardman and Jerzy Maciolek as our directors by a plurality as shown below:

                                                  Withheld
             Director              For           Authority          Abstain
         ------------------- ---------------- ----------------- ----------------
         Richard Hardman       29,483,471           1,000          1,351,968
         Jerzy Maciolek        29,214,063         121,000          1,501,376

         (b) Ratify the appointment of PricewaterhouseCoopers as the independent registered public accounting firm for the Company as shown below:

                             For             Against            Abstain
                       ----------------- ----------------- -----------------
                          30,628,193         164,248            43,997

                                ITEM 6. EXHIBITS

         The following exhibits are filed as a part of this report:

      Exhibit
      Number*       Title of Document                                   Location
------------------- --------------------------------------------------  --------

     Item 31        Rule 13a-14(a)/15d-14(a) Certifications
------------------- --------------------------------------------------  --------
      31.01         Certification of Chief Executive Officer Pursuant   Attached
                    to Rule 13a-14

      31.02         Certification of Chief Financial Officer Pursuant   Attached
                    to Rule 13a-14

     Item 32        Section 1350 Certifications
------------------- --------------------------------------------------  --------
      32.01         Certification of Chief Executive Officer Pursuant   Attached
                    to 18 U.S.C. Section 1350, as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

      32.02         Certification of Chief Financial Officer Pursuant   Attached
                    to 18 U.S.C. Section 1350, as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002
------------------

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

                                              FX ENERGY, INC.
                                                  (Registrant)

Date: August 7, 2006                          By  /s/ David N. Pierce
                                                David N. Pierce, President,
                                                Chief Executive Officer

Date: August 7, 2006                          By  /s/ Thomas B. Lovejoy
                                                Thomas B. Lovejoy,
                                                Chief Financial Officer

