Form 10-Q
period 2006-09-30
FX ENERGY INC
filed 2006-11-08
CIK 907649

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
           OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of November 3, 2006, was 35,162,029.

                        FX ENERGY, INC. AND SUBSIDIARIES
           Form 10-Q for the Quarterly Period Ended September 30, 2006


                                TABLE OF CONTENTS




  Item                                                                      Page
  ----                                                                      ----
                          Part I. Financial Information

   1     Financial Statements
             Consolidated Balance Sheets...................................   3
             Consolidated Statements of Operations and Comprehensive Loss..   5
             Consolidated Statements of Cash Flows.........................   6
             Notes to the Consolidated Financial Statements................   7
   2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  11
   3     Quantitative and Qualitative Disclosures about Market Risk........  17
   4     Controls and Procedures...........................................  17

                           Part II. Other Information

   1A    Risk Factors......................................................  18
   6     Exhibits..........................................................  18
   --    Signatures........................................................  19

                                          ITEM 1. FINANCIAL STATEMENTS

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                 (in thousands)


                                                                         September 30,      December 31,
                                                                             2006               2005
                                                                          (Unaudited)
                                                                       ------------------ -----------------
ASSETS

Current assets:
  Cash and cash equivalents...........................................   $        4,402     $        2,390
  Marketable securities...............................................           12,443             26,479
  Accounts receivable:
    Accrued oil & gas sales...........................................              756                411
    Joint interest and other receivables..............................            1,120              1,664
    Input VAT receivable..............................................              994              1,965
  Inventory...........................................................               95                 96
  Other current assets................................................              346                270
                                                                       ------------------ -----------------
    Total current assets..............................................           20,156             33,275
                                                                       ------------------ -----------------

Property and equipment, at cost:
  Oil and gas properties (successful efforts method):
    Proved............................................................           21,638             15,918
    Unproved..........................................................              449                304
    Other property and equipment......................................            4,510              4,262
                                                                       ------------------ -----------------

    Gross property and equipment......................................           26,597             20,484
    Less accumulated depreciation, depletion and amortization.........           (6,675)            (5,844)
                                                                       ------------------ -----------------

        Net property and equipment....................................           19,922             14,640
                                                                       ------------------ -----------------

Other assets:
  Certificates of deposit.............................................              458                356
                                                                       ------------------ -----------------

Total assets..........................................................   $       40,536     $       48,271
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

                                                             3

                                        FX ENERGY, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                        (in thousands, except share data)

                                                 -- Continued --

                                                                         September 30,      December 31,
                                                                             2006               2005
                                                                          (Unaudited)
                                                                       ------------------ -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................   $        2,731     $        4,110
  Accrued liabilities.................................................              378              1,450
                                                                        ----------------- ------------------
    Total current liabilities.........................................            3,109              5,560
                                                                        ----------------- ------------------

Long-term liabilities:
  Asset retirement obligation  .......................................              466                431
                                                                        ----------------- ------------------

    Total liabilities.................................................            3,575              5,991
                                                                        ----------------- ------------------

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued as of September 30, 2006 and
    December 31, 2005.................................................               --                 --
  Common stock, $0.001 par value, 100,000,000 shares
    authorized, 35,162,029 and 35,097,279 issued and
    outstanding as of September 30, 2006 and
December 31,
    2005, respectively................................................               35                 35
  Additional paid-in capital..........................................          124,872            125,216
  Deferred compensation...............................................               --             (2,975)
  Accumulated other comprehensive loss................................              (36)               (58)
  Accumulated deficit.................................................          (87,910)           (79,938)
                                                                        ----------------- ------------------
    Total stockholders' equity........................................           36,961             42,280
                                                                        ----------------- ------------------

Total liabilities and stockholders' equity ...........................   $       40,536     $       48,271
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

                                                        4

                                        FX ENERGY, INC. AND SUBSIDIARIES
                          Consolidated Statements of Operations and Comprehensive Loss
                                                   (Unaudited)
                                    (in thousands, except per share amounts)


                                                            For the three months              For the nine months
                                                            ended September 30,               ended September 30,
                                                      --------------------------------- --------------------------------
                                                           2006             2005             2006            2005
                                                      ---------------- ---------------- --------------- ----------------
Revenues:
  Oil and gas sales.................................     $     1,411      $     1,063      $     3,701     $     2,800
  Oilfield services................................              431            1,428            1,362           1,582
                                                      ---------------- ---------------- --------------- ----------------
    Total revenues..................................           1,842            2,491            5,063           4,382
                                                      ---------------- ---------------- --------------- ----------------

Operating costs and expenses:
  Lease operating costs.............................             596              613            1,881           1,842
  Exploration costs.................................             780              760            3,843           1,975
  Oilfield services costs...........................             251              874              964           1,062
  Depreciation, depletion and amortization (DD&A)...             330              175              831             515
  Accretion expense.................................              12               11               35              33
  Stock compensation (G&A)..........................             712              242            2,115             279
  General and administrative (G&A)..................           1,080            1,294            3,919           4,075
                                                      ---------------- ---------------- --------------- ----------------
    Total operating costs and expenses..............           3,761            3,969           13,588           9,781
                                                      ---------------- ---------------- --------------- ----------------

Operating loss......................................          (1,919)          (1,478)          (8,525)         (5,399)
                                                      ---------------- ---------------- --------------- ----------------

Other income:
  Interest and other income, net....................             191               92              553             552
                                                      ---------------- ---------------- --------------- ----------------
    Total other income..............................             191               92              553             552
                                                      ---------------- ---------------- --------------- ----------------

Net loss                                                      (1,728)          (1,386)          (7,972)         (4,847)

Other comprehensive loss
Increase in market value of available for sale
  marketable securities............................                8              243               22             257
                                                      ---------------- ---------------- --------------- ----------------
Comprehensive loss                                       $    (1,720)     $    (1,143)     $    (7,950)    $    (4,590)
                                                      ================ ================ =============== ================

Basic and diluted net loss per common share.........     $     (0.05)     $     (0.04)     $     (0.23)    $     (0.13)
                                                      ================ ================ =============== ================
Basic and diluted weighted average number of shares
  outstanding.......................................          35,162           34,719           35,139          34,629
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

                                                              5

                                                FX ENERGY, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)



                                                                                   For the nine months
                                                                                   ended September 30,
                                                                           -------------------------------------
                                                                                 2006                2005
                                                                           ------------------  -----------------
Cash flows from operating activities:
  Net loss...............................................................       $    (7,972)        $    (4,847)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Accretion expense..................................................                35                  33
      Depreciation, depletion and amortization...........................               831                 515
      Loss on asset disposition..........................................                --                  18
      Stock compensation (G&A)...........................................             2,115                 279
      Common stock issued for services...................................               516                 326
  Increase (decrease) from changes in working capital items:
    Accounts receivable..................................................             1,170              (1,102)
    Inventory............................................................                 1                  (3)
    Other current assets.................................................               (76)               (195)
    Other assets.........................................................              (102)                 --
    Accounts payable and accrued liabilities.............................            (1,653)               (159)
                                                                           ------------------  -----------------
      Net cash used in operating activities..............................            (5,135)             (5,135)
                                                                           ------------------  -----------------

Cash flows from investing activities:
  Additions to oil and gas properties....................................            (6,663)             (4,358)
  Additions to other property and equipment..............................              (248)               (379)
  Additions to marketable securities.....................................              (542)               (489)
  Proceeds from maturities of marketable securities......................            14,600               8,000
                                                                           ------------------  -----------------
      Net cash provided by investing activities..........................             7,147               2,774
                                                                           ------------------  -----------------

Cash flows from financing activities:
  Proceeds from common stock offering, net...............................                --                  --
  Proceeds from stock option and warrant exercises.......................                --               2,237
                                                                           ------------------  -----------------
      Net cash provided by financing activities..........................                --               2,237
                                                                           ------------------  -----------------

Increase (decrease) in cash and cash equivalents.........................             2,012                (124)
Cash and cash equivalents at beginning of period.........................             2,390               3,784
                                                                           ------------------  -----------------
Cash and cash equivalents at end of period...............................       $     4,402         $     3,660
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

                                                             6

                        FX ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


Note 1:  Basis of Presentation

         The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and subsidiaries ("FX Energy" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy's annual report on Form 10-K for the year ended December 31, 2005, and quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2006, including the financial statements and notes thereto.

         The consolidated financial statements include the accounts of FX Energy and its wholly-owned subsidiaries and FX Energy's undivided interests in Poland. All significant intercompany accounts and transactions have been eliminated in consolidation. At September 30, 2006, FX Energy owned 100% of the voting stock of all of its subsidiaries.

Note 2:  Net Income (Loss) Per Share

         Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options (including restricted stock purchase rights) and warrants. Options to purchase 3,471,083 and 3,465,666 shares of common stock at prices ranging from $0.00 to $10.65 per share with a weighted average exercise price of $4.71 per share and $5.42 per share were outstanding at September 30, 2006 and 2005, respectively. Warrants to purchase 3,505,373 shares of common stock at prices ranging from $3.60 to $3.75 per share with a weighted average exercise price of $3.65 per share were outstanding at both September 30, 2006 and 2005, respectively. No options or warrants were included in the computation of diluted net loss per share for the periods ended September 30, 2006 and 2005, because the effect would have been antidilutive.

Note 3:  Income Taxes

         FX Energy recognized no income tax benefit from the net loss generated in the first nine months of 2006 and 2005. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of exploration and development activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided.

Note 4:  Business Segments

         FX Energy operates within two segments of the oil and gas industry: the exploration and production segment ("E&P") in the United States and Poland and the oilfield services segment in the United States. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities, long-term debt, and general and administrative expenses are not allocated to business segments for management reporting or business segment disclosure purposes. Reportable business segment information for the three months ended September 30, 2006, the nine months ended September 30, 2006, and as of September 30, 2006, is as follows (in thousands):

                                                             Reportable Segments
                                                       -----------------------------------
                                                            Exploration &
                                                              Production
                                                       ------------------------
                                                                                 Oilfield     Non-
                                                            U.S.      Poland     Services   Segmented      Total
                                                       ------------ ----------- ---------- ------------ -------------
Three months ended September 30, 2006:
  Revenues                                              $  1,187    $    224    $    431   $     --      $  1,842
  Net income (loss)(1)                                       296        (517)        139     (1,646)       (1,728)

Nine months ended September 30, 2006:
  Revenues                                                 3,344         357       1,362         --         5,063
  Net income (loss)(1)                                       679      (3,326)        288     (5,613)       (7,972)

As of September 30, 2006:
  Identifiable net property and equipment(2)               3,397      15,787         479        259        19,922
-------------------
(1) Non-segmented reconciling items for the third quarter include $1,080 of general and administrative costs, $712 of noncash stock compensation expense, $192 of other income, and $46 of corporate DD&A. Non-segmented reconciling items for the nine months include $3,919 of general and administrative costs, $2,115 of noncash stock compensation expense, $553 of other income, and $132 of corporate DD&A.
(2) Identifiable net property and equipment not associated with a segment consists of $259 of corporate office equipment, hardware and software.

         Reportable business segment information for the three months ended
September 30, 2005, the nine months ended September 30, 2005, and as of
September 30, 2005, is as follows (in thousands):
                                                             Reportable Segments
                                                       -----------------------------------
                                                            Exploration &
                                                              Production
                                                       ------------------------
                                                                                 Oilfield     Non-
                                                            U.S.      Poland     Services   Segmented      Total
                                                       ------------ ----------- ---------- ------------ -------------
Three months ended September 30, 2005:
  Revenues                                              $  1,063    $     --     $ 1,428   $     --    $    2,491
  Net income (loss)(1)                                        (1)       (394)        494     (1,485)       (1,386)


Nine months ended September 30, 2005:
  Revenues                                                 2,800          --      1,582          --         4,382
  Net income (loss)(1)                                       315      (1,602)       349      (3,909)       (4,847)


As of September 30, 2005:
  Identifiable net property and equipment(2)               3,393      12,413        453         337        16,596

--------------------
(1) Non-segmented reconciling items for the third quarter include $1,516 of general and administrative costs, $20 of noncash stock compensation expense, $92 of other income, and $41 of corporate DD&A. Non-segmented reconciling items for the nine months include $4,297 of general and administrative costs, $57 of noncash stock compensation expense, $552 of other income, and $107 of corporate DD&A.
(2) Identifiable net property and equipment not associated with a segment consists of $337 of corporate office equipment, hardware and software.

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

         The following table summarizes option (including restricted stock purchase rights) activity for the first nine months of 2006:

                                                                                     Weighted
                                                                                     Average
                                                                                    Remaining
                                                                      Weighted     Contractual     Aggregate
                                                      Number of       Average        Life (in      Intrinsic
                                                       Options     Exercise Price     years)         Value
                                                    ------------------------------------------------------------
Fixed Options outstanding:
  Beginning of year................................     3,492,283            $4.72
  Cancelled........................................        (1,200)            0.00
  Expired..........................................       (20,000)            6.96
                                                    ---------------
  End of period....................................     3,471,083            $4.71      3.67       $4,851,936
                                                    ===============
  Exercisable at End of period.....................     1,607,674            $3.21      3.29       $3,038,504
                                                    ===============

         The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's stock price of $5.10 as of September 30, 2006, which would have been received by the restricted stock purchase right and stock option holders had all in-the-money restricted stock purchase rights and options been exercised as of that date.

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

                                                                              2005
                                                                  ------------------------------
                                                                     Quarter       Nine Months
                                                                      Ended           Ended
                                                                     Sept 30         Sept 30
                                                                  --------------  --------------
         Net loss:
         Net loss, as reported................................... $ (1,386)         $ (4,847)
         Less: Total stock-based employee compensation expense
         determined under the fair value based method for all
         awards, net of related tax effects......................     (485)           (1,476)
                                                                  --------------  --------------
              Pro forma net loss................................. $ (1,871)         $ (6,323)
                                                                  ==============  ==============
         Basic and diluted net loss per share:
              As reported........................................ $  (0.04)         $  (0.13)
              Pro forma.......................................... $  (0.05)            (0.18)

         As a result of adopting SFAS No. 123R, for the three- and nine-month periods ended September 30, 2006, the Company recognized $453,000 and $1,333,000, respectively, of stock compensation expense, equal to $0.01 and $0.04 per basic and diluted share, related to the amortization of unvested options as of January 1, 2006. In addition, for the three- and nine-month periods ended September 30, 2006, the Company recognized $259,000 and $782,000, respectively, of stock compensation expense related to the amortization of restricted stock purchase rights granted in November 2005. Effective January 1, 2006, the Company reclassified $2,975,000 of deferred compensation related to the restricted stock purchase rights to additional paid-in capital. As of September 30, 2006, deferred compensation to be amortized in future periods totaled $3,429,000, including $2,193,000 related to restricted stock purchase rights.

Note 6:  Stockholders' Equity

         During the first nine months of 2005, warrant holders exercised warrants to purchase 48,000 shares of common stock, resulting in proceeds to the Company of $180,000. In addition, during the first nine months of 2005, option holders exercised options to purchase 404,400 shares, resulting in additional proceeds of $2,057,000. There were no warrant or option exercises during the first nine months of 2006. During the first nine months of 2006, the Company issued 64,750 shares for its 2005 contribution to the Company's employee benefit plan. During the first nine months of 2005, the Company issued 58,091 shares primarily to Polish consultants for services.

Note 7:  Investments

         The cost and estimated market value of marketable securities at September 30, 2006, are as follows (in thousands):

                                                       Gross        Estimated
                                                     Unrealized        Market
                                           Cost        Losses          Value
                                        ----------  -------------  -----------
         Marketable securities.......     $12,479      $ (36)        $ 12,443

         The investments consist primarily of U.S. government agency bonds and notes, whose value fluctuates with changes in interest rates. The Company believes the gross unrealized losses are temporary. The investments have been classified as available-for-sale and are reported at fair value with unrealized gains and losses, if any, recorded as a component of other comprehensive income
(loss).

Note 8:  Subsequent Event

         At December 31, 2005, the Company had recorded a net receivable from the Polish Oil and Gas Company of approximately $1.0 million related to the settlement of various transactions related to the Company's Fences I exploration program and gas sales from the Kleka 11 well which was retained by the Company. In October, 2006, the Company collected this receivable, a portion of which was paid to the Polish government in the form of value-added tax.

Note 9:  Reclassification

         Certain amounts in the Consolidated Financial Statements for December 31, 2005, have been reclassified to conform to the 2006 presentation. These reclassifications had no impact on the Company's net loss or cash flows.



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations by Business Segment

         We operate within two segments of the oil and gas industry: the exploration and production segment, or E&P, and the oilfield services segment. Depreciation, depletion and amortization costs, or DD&A, and general and administrative costs, or G&A, directly associated with their respective segments are detailed within the following discussion. G&A, interest income, other income and other costs that are not allocated to individual operating segments for management or segment reporting purposes are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and the information regarding nonsegmented items for the three and nine months ended September 30, 2006 and 2005, follows.

     Comparison of the Third Quarter of 2006 to the Third Quarter of 2005

         Exploration and Production

         Gas Revenues. Gas revenues are becoming an increasingly significant part of our revenue mix. Revenues from gas sales were $197,000 during the third quarter of 2006. Our Wilga-2 well commenced production on September 19, 2006. This well has three separate productive zones and produces both gas and light crude oil. During the start-up period, we plan to produce each zone separately for a few weeks, following which two zones will be produced at the same time, switching one out every six months, so that each zone will be on for twelve months and off for six months. Net gas production from the Wilga-2 well during September 2006 was 23,300 mcf, resulting in gas revenues of $137,000 at an average price of $5.88 per mcf. Production at the Kleka well was 32,400 mcf, resulting in gas revenues of $60,000 at an average price of $1.85 per mcf. No gas revenues were recognized during the same period of 2005.

         In addition to production from the Wilga-2 and Kleka wells, gas production began at our Zaniemysl-3 well, located in western Poland, on October 12, 2006.

         Oil Revenues. Our oil revenues are comprised of oil production in the United States in 2006 and 2005 and light crude oil in Poland in 2006. A summary of the percentage change in oil revenues, average price and production volumes for the third quarter of 2006 and 2005 is set forth in the following table:

                                                          Quarter Ended September 30,
                                                      ------------------------------------
                                                            2006               2005
                                                      ------------------ -----------------
Revenues.............................................     $ 1,214,000       $ 1,063,000
    Percent change versus prior year's quarter.......            +14%              +22%
Average price (per barrel of oil)....................         $ 60.38           $ 55.54
    Percent change versus prior year's quarter.......             +9%              +43%
Production volumes (barrels of oil)..................          19,655            19,142
    Percent change versus prior year's quarter.......             +3%              -14%

         Oil revenues were $1,214,000 during the third quarter of 2006, a 14% increase compared to the same period of 2005. During the third quarter of 2006, our average oil prices rose 9%, from $55.54 per barrel in 2005 to $60.38 per barrel in 2006, while oil production quantities increased by 3%. Oil revenues in 2006 increased from 2005 levels by approximately $95,000 due to higher oil prices and increased by approximately $56,000 related to production increases. Production volumes in the third quarter of 2006 include 511 barrels of light crude oil produced at the Wilga-2 well in Poland which generated $27,000 of revenue.

         Lease Operating Costs. Lease operating costs were $596,000 during the third quarter of 2006, a decrease of $17,000, or 3%, compared to the same period of 2005. Operating costs in Montana were $107,000 lower due to reduced workover costs in the 2006 quarter. Operating costs increased in Poland by $90,000 due to production from both the Kleka and Wilga-2 wells.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $780,000 during the third quarter of 2006, compared to $760,000 during the same period of 2005, an increase of 3%.

         DD&A Expense - E&P. DD&A expense for producing properties was $245,000 during the third quarter of 2006, an increase of 231% compared to $74,000 during the same period of 2005. The increase in DD&A is due primarily to new property costs incurred in late 2005 at our Montana producing properties, in addition to DD&A associated with 2006 production in Poland.

         Accretion Expense. Accretion expense for both years reflects the increase in our asset retirement obligation and was essentially flat from 2005 to 2006.

         Oilfield Services

         Oilfield Services Revenues. Oilfield services revenues were $431,000 during the third quarter of 2006, a decrease of $997,000 compared to $1,428,000 for the same quarter of 2005. We drilled two and five wells for third parties during the 2006 and 2005 quarters, respectively. These revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

         Oilfield Services Costs. Oilfield services costs were $251,000 during the third quarter of 2006, down significantly from the $874,000 incurred in the same period of 2005, reflecting the slower pace of third-party drilling. Oilfield services costs will also continue to fluctuate year to year based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $40,000 during the third quarter of 2006 compared to the $57,000 recorded during the same period of 2005. The year-to-year decrease was primarily due to capital additions from prior years being fully depreciated during 2005.

         Nonsegmented Information

         G&A Costs. G&A costs were $1,080,000 during the third quarter of 2006, compared to $1,294,000 during the third quarter of 2005, a decrease of 17%. The decrease was primarily due to reductions in legal and consulting fees.

         Stock Compensation (G&A). As discussed above, we adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective method. Under this method, prior periods are not revised for comparative purposes. Stock-based awards that were granted prior to the effective date continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the consolidated statement of operations. Stock compensation expense recorded for the third quarter of 2006 represents $259,000 of amortization related to restricted stock purchase rights granted in November 2005 and $453,000 of amortization of unvested stock options granted prior to 2005, using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. Stock compensation expense recorded in 2005 represents the amortization of stock and options issued to consultants.

         Interest and Other Income. Interest and other income during the third quarter of 2006 was $191,000, compared to $92,000 during the same quarter of 2005, reflecting higher interest rates on funds available for investment.

     Comparison of the First Nine Months of 2006 to the First Nine Months of
     2005

         Exploration and Production

         Gas Revenues. As discussed above, gas revenues are becoming an increasingly significant part of our revenue mix. Revenues from gas sales were $330,000 during the first nine months of 2006. Our Wilga-2 well commenced production on September 19, 2006. Net gas production from the Wilga-2 well during 2006 was 23,300 mcf, resulting in gas revenues of $137,000 at an average price of $5.88 per mcf. Production at the Kleka well was 104,400 mcf, resulting in gas revenues of $193,000 at an average price of $1.85 per mcf. No gas revenues were recognized during the same period of 2005.

         Oil Revenues. Our oil revenues are comprised of oil production in the United States during 2006 and 2005 and light crude oil production in Poland during 2006. A summary of the percentage change in oil revenues, average price and production volumes for the first nine months of 2006 and 2005 is set forth in the following table:

                                                       Nine Months Ended September 30,
                                                    ----------------------------------
                                                         2006              2005
                                                    ----------------  ----------------
Revenues............................................. $ 3,371,000       $ 2,800,000
    Percent change versus prior year's quarter.......        +20%              +27%
Average price (per barrel of oil)....................     $ 58.08           $ 47.48
    Percent change versus prior year's quarter.......        +22%              +38%
Production volumes (barrels of)......................      58,080            58,966
    Percent change versus prior year's quarter.......         -2%               -8%

         Oil revenues were $3,371,000 during the first nine months of 2006, a 20% increase compared to the same period of 2005. During the first nine months of 2006, our average oil prices were 22% higher than in the same period of the prior year, while oil production decreased by 2%. Oil revenues in 2006 increased from 2005 levels by approximately $656,000 due to higher oil prices, offset by approximately $85,000 related to production declines. Production volumes in the nine months of 2006 include 511 barrels of light oil produced at the Wilga-2 well in Poland, which generated $27,000 of revenue.

         Lease Operating Costs. Lease operating costs were $1,881,000 during the first nine months of 2006, an increase of 2% compared to $1,842,000 during the same period of 2005. Operating costs in Montana were $112,000 lower due to reduced workover costs in the 2006 nine months. Operating costs increased to $151,000 in Poland as the Wilga-2 well began production in September 2006.

         Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $3,843,000 during the first nine months of 2006, compared to $1,975,000 during the same period of 2005, an increase of 95%. Nine month 2006 exploration costs include approximately $1,151,000 associated with the Drozdowice-1, Montana and Nevada dry holes, and approximately $2,692,000 for new two-dimensional seismic and other geological and geophysical costs in Poland.

         DD&A Expense - E&P. DD&A expense for producing properties was $590,000 during the first nine months of 2006, an increase of $418,000 compared to $172,000 during the same period of 2005. The increase in DD&A is due primarily to new property costs incurred in late 2005 at our Montana producing properties, in addition to DD&A associated with 2006 production in Poland.

         Accretion Expense. Accretion expense for both years reflects the increase in our asset retirement obligation and was essentially flat from 2005 to 2006.

         Oilfield Services

         Oilfield Services Revenues. Oilfield services revenues were $1,362,000 during the first nine months of 2006, a decrease of $220,000 compared to $1,582,000 for the same period of 2005. We drilled fewer wells for third parties in 2006 compared to 2005. These revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

         Oilfield Services Costs. Oilfield services costs were $964,000 during the first nine months of 2006, down from the $1,062,000 incurred in the same period of 2005, reflecting the slower pace of drilling activities this year. Oilfield services costs will also continue to fluctuate from period to period based on revenues generated, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

         DD&A Expense - Oilfield Services. DD&A expense for oilfield services was $110,000 during the first nine months of 2006, compared to $172,000 during the same period of 2005. The year-to-year decrease was primarily due to capital additions from prior years being fully depreciated during 2005.

         Nonsegmented Information

         G&A Costs. G&A costs were $3,919,000 during the first nine months of 2006, compared to $4,075,000 during the same period of 2005, a decrease of 4%. Reductions in legal and consulting fees were offset by higher investor relations and personnel costs.

         Stock Compensation (G&A). As discussed above, we adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective method. Under this method, prior periods are not revised for comparative purposes. Stock-based awards that are granted prior to the effective date continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the consolidated statement of operations. Stock compensation expense recorded for the first nine months of 2006 represents $782,000 of amortization related to restricted stock purchase rights granted in November 2005 and $1,333,000 of amortization of unvested stock options granted prior to 2005, using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. Stock compensation expense recorded in 2005 represents the amortization of stock and options issued to consultants.

         Interest and Other Income. We recorded $553,000 in interest and other income during the first nine months of 2006, compared to $552,000 during the same period of 2005.

Liquidity and Capital Resources

         To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities, and agreements with industry participants that funded our share of costs in certain exploratory activities in return for an interest in our properties. Our cash resources and marketable securities at September 30, 2006, together with anticipated revenues in 2006, are sufficient to cover our planned exploration program in the United States and Poland for the next twelve months.

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

         Working Capital (current assets less current liabilities). Our working capital was $17,047,000 as of September 30, 2006, a decrease of $10,668,000 from our working capital at December 31, 2005, of $27,715,000. As of September 30, 2006, our cash and cash equivalents and marketable securities totaled approximately $16.8 million. We have no outstanding long-term debt or long-term contractual commitments.

         Operating Activities. Net cash used in operating activities was $5,135,000 during the first nine months of 2006, unchanged from $5,135,000 in net cash used during the same period of 2005.

         Investing Activities. During the first nine months of 2006, $7,147,000 was provided by investing activities. We received proceeds of $14,600,000 from the maturities of marketable securities, purchased marketable securities of $542,000, used $798,000 to pay accounts payable related to prior-year capital costs, used $5,175,000 for current year capital additions in Poland and $546,000 related to our proved properties in the United States, $140,000 for Polish concession costs, $248,000 for office and drilling equipment, and $4,000 for undeveloped leasehold costs in the United States. During the first nine months of 2005, $2,774,000 was provided by investing activities. We received proceeds of $8,000,000 from the maturities of marketable securities, purchased marketable securities of $489,000, used $1,076,000 to pay accounts payable related to prior-year capital costs, used $2,968,000 for current year capital additions in Poland and $216,000 related to our proved properties in the United States, $16,000 for Polish concession costs, $350,000 for office and drilling equipment, and $111,000 for undeveloped leasehold costs in the United States.

         Financing Activities. During the first nine months of 2005, option and warrant holders exercised options and warrants to purchase 452,400 shares, resulting in proceeds of $2,237,000. There were no options or warrants exercised during the first nine months of 2006.

New Accounting Pronouncements

         We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations or financial position. Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future financial position or results of operations.

Critical Accounting Policies

         A summary of our significant accounting policies is included in Note 1 to our Consolidated Financial Statements contained in our annual report on Form 10-K for the year ended December 31, 2005. We believe the application of these accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial condition and cash flows.

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


                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Price Risk

         Realized pricing for our oil production in both the United States and Poland is primarily driven by the prevailing worldwide price of oil, subject to gravity and other adjustments for the actual oil sold. Historically, oil prices have been volatile and unpredictable. Price volatility relating to our oil production in the United States is expected to continue in the foreseeable future.

         The limited volume and sources of our gas production in Poland mean we cannot assure uninterruptible production or production in amounts that would be meaningful to industrial users, which may depress the price we may be able to obtain. The Polish Oil and Gas Company is the primary purchaser of domestic gas in Poland. We expect that the prices we receive for the gas we produce will be lower than would be the case in a more competitive setting and may be lower than prevailing western European prices, at least until a fully competitive market develops in Poland. All of our gas production in Poland is currently sold under long-term contracts. Gas from the Kleka-11 well is sold at a fixed price of $1.85 per mcf. Wilga-2 and Zaniemysl-3 gas is sold as a percentage of published Polish gas tariffs, adjusted for energy content.

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


                         ITEM 4. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2006, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

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


                                ITEM 6. EXHIBITS

         The following exhibits are filed as a part of this report:

      Exhibit
      Number                    Title of Document                    Location
------------------- -------------------------------------------- ---------------

     Item 31        Rule 13a-14(a)/15d-14(a) Certifications
------------------------------------------------------------------------------
      31.01         Certification of Chief Executive Officer        Attached
                    Pursuant to Rule 13a-14

      Exhibit
      Number                    Title of Document                    Location
------------------- -------------------------------------------- ---------------
      31.02         Certification of Chief Financial Officer        Attached
                    Pursuant to Rule 13a-14

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

                                               FX ENERGY, INC.
                                                   (Registrant)


Date:  November 7, 2006                        By /s/ David N. Pierce
                                                 David N. Pierce, President,
                                                 Chief Executive Officer



Date:  November 7, 2006                        By  /s/ Thomas B. Lovejoy
                                                 Thomas B. Lovejoy, Chief
                                                 Financial Officer