Form 10-Q
period 2007-03-31
FX ENERGY INC
filed 2007-05-09
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Commission File No. 000-25386

FX ENERGY, INC.

(Exact name of registrant as specified in its charter)

NEVADA	87-0504461
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3006 Highland Drive, Suite 206

Salt Lake City, Utah 84106

(Address of principal executive offices and zip code)

(801) 486-5555

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of May 5, 2007, was 35,703,236.

FX ENERGY, INC. AND SUBSIDIARIES

Form 10-Q for the Three Months Ended March 31, 2007

TABLE OF CONTENTS

Item		Page
	Part I. Financial Information

1	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations and Comprehensive Loss	5
	Consolidated Statements of Cash Flows	6
	Notes to the Consolidated Financial Statements	7
2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	11
3	Quantitative and Qualitative Disclosures about Market Risk	17
4	Controls and Procedures	17

	Part II. Other Information

1A	Risk Factors	18
6	Exhibits	18
--	Signatures	19

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 2,706	$ 4,644
Marketable securities	8,188	10,448
Accounts receivable:
Accrued oil and gas sales	1,953	1,615
Joint interest and other receivables	681	263
Input VAT receivable	724	710
Inventory	202	206
Other current assets	371	322
Total current assets	14,825	18,208

Property and equipment, at cost:
Oil and gas properties (successful efforts method):
Proved	22,483	19,293
Unproved	2,135	2,912
Other property and equipment	5,139	4,624
Gross property and equipment	29,757	26,829
Less accumulated depreciation, depletion and amortization	(7,675)	(7,134)
Net property and equipment	22,082	19,695

Other assets:
Certificates of deposit	382	382
Loan fees	975	882
	1,357	1,264
Total assets	$ 38,264	$ 39,167

-- Continued --

The accompanying notes are an integral part of the consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

-- Continued --

	March 31,	December 31,
	2007 (Unaudited)	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 5,201	$ 5,234
Accrued liabilities	1,174	1,007
Total current liabilities	6,375	6,241

Long-term liabilities:
Asset retirement obligation	980	961

Total liabilities	7,355	7,202

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued as of March 31, 2007 and
December 31, 2006	—	—
Common stock, $0.001 par value, 100,000,000 shares
authorized, 35,703,236 and 35,560,744 shares issued as of
March 31, 2007 and December 31, 2006, respectively	36	36
Additional paid-in capital	127,229	125,706
Accumulated other comprehensive loss	(26)	(72)
Accumulated deficit	(96,330)	(93,705)
Total stockholders’ equity	30,909	31,965

Total liabilities and stockholders’ equity	$ 38,264	$ 39,167

The accompanying notes are an integral part of the consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2007	2006
Revenues:
Oil and gas sales	$ 3,501	$ 1,061
Oilfield services	677	23
Total revenues	4,178	1,084

Operating costs and expenses:
Lease operating costs	907	687
Exploration costs	2,592	2,042
Oilfield services costs	398	132
Depreciation, depletion and amortization	542	214
General and administrative costs (G&A)	1,573	1,680
Stock compensation (G&A)	778	697
Accretion expense	20	12
Total operating costs and expenses	6,810	5,464

Operating loss	(2,632)	(4,380)

Other income:
Interest income (expense) and other income	7	190

Net loss	(2,625)	(4,190)

Other comprehensive income:
Increase in market value of available for sale
marketable securities	44	18
Comprehensive loss	$ (2,581)	$ (4,172)

Basic and diluted net loss per common share	$ (0.07)	$ (0.12)

Basic and diluted weighted average number
of shares outstanding	35,643	35,097

The accompanying notes are an integral part of the consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (2,625)	$ (4,190)
Adjustments to reconcile net loss to net cash used in
operating activities:
Accretion expense	20	12
Amortization of bank fees	38	—
Depreciation, depletion and amortization	542	214
Stock issued for services	743	—
Stock compensation (G&A)	740	697
Increase (decrease) from changes in working capital items:
Accounts receivable	(770)	(437)
Inventory	4	1
Other current assets	(49)	43
Accounts payable and accrued liabilities	1,796	(1,645)
Net cash provided by (used in) operating activities	439	(5,305)

Cash flows from investing activities:
Additions to oil and gas properties	(4,075)	(482)
Additions to other property and equipment	(515)	(100)
Additions to marketable securities	(95)	(233)
Proceeds from maturities of marketable securities	2,400	9,000
Net cash provided by (used in) investing activities	(2,285)	8,185

Cash flows from financing activities:
Payment of loan fees	(131)	—
Proceeds from exercise of stock options and warrants	39	—
Net cash provided by financing activities	(92)	—
Increase (decrease) in cash and cash equivalents	(1,938)	2,880
Cash and cash equivalents at beginning of period	4,644	2,390
Cash and cash equivalents at end of period	$ 2,706	$ 5,270

The accompanying notes are an integral part of the consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1: Basis of Presentation

The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and subsidiaries (“FX Energy” or the “Company”), the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy’s annual report on Form 10-K for the year ended December 31, 2006, including the financial statements and notes thereto.

The consolidated financial statements include the accounts of FX Energy and its wholly owned subsidiaries and FX Energy’s undivided interests in Poland. All significant intercompany accounts and transactions have been eliminated in consolidation. At March 31, 2007, FX Energy owned 100% of the voting stock of all of its subsidiaries.

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

Outstanding options, warrants and unvested restricted stock as of March 31, 2007 and 2006, were as follows:

	Options, Warrants and Unvested Restricted Stock	Price Range
Balance sheet date:
March 31, 2007	6,973,573	$0.00 - $10.65
March 31, 2006	6,996,456	$0.00 - $10.65

The Company had a net loss in the first quarter of 2007 and 2006. The above options, warrants and unvested restricted stock were not included in the computation of diluted earnings per share for the periods presented because the effect would have been antidilutive.

Note 3: Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48. The Company is subject to audit by the IRS and various states for the prior three years. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter ended March 31, 2007.

                FX Energy recognized no income tax benefit from the net loss generated in the three months ended March 31, 2007 and 2006. Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of exploration and development activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company’s conclusion that a full valuation allowance be provided.

Note 4: Business Segments

FX Energy operates within two segments of the oil and gas industry: the exploration and production segment (“E&P”) and the oilfield services segment. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes.

Reportable business segment information for the three months ended March 31, 2007, and as of March 31, 2007, is as follows (in thousands):

	Reportable Segments
	Exploration & Production		Oilfield Services	Non-Segmented	Total
	U.S.	Poland
Three months ended March 31, 2007:
Revenues	$ 864	$ 2,637	$ 677	$ —	$ 4,178
Net income (loss)(1)	77	(561)	240	(2,381)	(2,625)
As of March 31, 2007:
Identifiable net property and equipment(2)	3,045	17,864	1,068	105	22,082

_______________

(1)	Non-segmented reconciling items for the first quarter include $1,690 of general and administrative costs, $778 of noncash stock compensation expense, $124 of other income, and $37 of corporate DD&A.
(2)	Identifiable net property and equipment not associated with a segment consists of $105 of corporate office equipment, hardware and software.

Reportable business segment information for the three months ended March 31, 2006, and as of March 31, 2006, is as follows (in thousands):

	Reportable Segments
	Exploration & Production		Oilfield Services	Non-Segmented	Total
	U.S.	Poland
Three months ended March 31, 2006:
Revenues	$ 995	$ 66	$ 23	$ —	$ 1,084
Net income (loss)(1)	147	(1,966)	(141)	(2,230)	(4,190)
As of March 31, 2006:
Identifiable net property and equipment(2)	3,268	10,982	457	298	15,005

_______________

(1)	Non-segmented reconciling items for the first quarter include $1,680 of general and administrative costs, $697 of noncash stock compensation expense, $190 of other income, and $43 of corporate DD&A.
(2)	Identifiable net property and equipment not associated with a segment consists of $298 of corporate office equipment, hardware and software.

Note 5: Share-Based Compensation

The Company maintains several share-based incentive plans. Under these plans, options have been granted at an option price equal to the market value of the stock at the date of grant. The granted options have terms ranging from five to seven years and vest over periods ranging from the date of grant to three years. Under terms of the stock option award plans, the Company may also issue restricted stock. Restricted stock awards vest in three equal annual installments from the date of grant.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). Under SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company adopted SFAS No. 123R using the modified prospective transition method. Under this method, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date that are subsequently modified or cancelled. Compensation expense for unvested awards at the effective date will be recognized over the remaining requisite service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, “Accounting for Stock-Based Compensation.”

The following table summarizes option activity for the first quarter of 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding:
Beginning of year	2,836,833	$5.08
Exercised	(10,333)	3.73
End of period	2,826,500	$5.08	3.05
Exercisable at end of period	2,511,843	$4.66	3.05	$7,920,850

The following table summarizes option activity for the first quarter of 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding:
Beginning of year	3,193,333	$5.16
End of period	3,193,333	$5.16	3.66
Exercisable at end of period	2,295,685	$4.38	3.66	$3,239,421

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on the Company’s stock price of $7.58 as of March 31, 2007, and $5.23 as of March 31, 2006, which would have been received by stock option holders had all vested in-the-money stock options been exercised as of those dates.

During the three months ended March 31, 2007 and 2006, the Company recognized $316,924 and $443,379, respectively, in expense related to unvested stock options granted prior to the adoption of SFAS No. 123R. Total unamortized expense at March 31, 2007, related to unvested options was $547,531.

                In December of 2006, the Company issued 318,400 shares of restricted stock resulting in deferred compensation of $2,053,680, which will be amortized ratably over the three-year vesting period. Expense recognized during the first quarter of 2007 totaled $168,808.

In November of 2005, the Company issued 298,950 shares of restricted stock to employees resulting in deferred compensation of $3,109,080, which will be amortized ratably over the three-year vesting period. Expense recognized during the first quarter of 2007 and 2006 totaled $254,515 and $254,029, respectively.

Note 6: Stockholders’ Equity

During the three months ended March 31, 2007, option holders exercised options for a total of 10,333 shares, resulting in proceeds of $38,493. No options or warrants were exercised during the three months ended March 31, 2006. During the first three months of 2007, the Company issued 96,756 shares for its 2006 contribution to the Company’s employee benefit plan. In addition, the Company issued 20,000 shares primarily to Polish consultants for services.

Note 7: Investments

The cost and estimated market value of marketable securities at March 31, 2007, are as follows (in thousands):

		Gross	Estimated
		Unrealized	Market
	Cost	Losses	Value
Marketable securities	$ 8,214	$ (26)	$ 8,188

The marketable securities consist primarily of U.S. government agency bonds and notes, whose values fluctuate with changes in interest rates. The marketable securities increased in value during the three months ended March 31, 2007. The Company believes the gross unrealized losses are temporary. The marketable securities have been classified as available-for-sale, and are reported at fair value with unrealized gains and losses, if any, recorded as a component of other comprehensive loss.

Note 8: Notes Payable

In November of 2006, the Company entered into a $25 million Senior Facility Agreement (the Facility) with The Royal Bank of Scotland plc (RBS). The Facility is provided to FX Energy Poland Sp. z o.o., a wholly owned subsidiary. Funds from the facility, which became available to the Company in March 2007, will cover infrastructure and development costs at a variety of the Company’s Polish gas projects and are collateralized by its commercial wells and production in Poland.

Under the terms of the Facility, the initial commitment is for approximately $18.6 million, which is based solely on the proved reserve values of the Wilga, Zaniemysl and Kleka wells, and does not include Sroda-4 and Winna Gora reserves. As of March 31, 2007, the Company had not drawn any amounts under the Facility.

Note 9: Capitalized Exploratory Well Costs

At December 31, 2006, the Company had $2.4 million of capitalized costs related to two wells in progress at year-end, the Winna Gora and Roszkow wells. As of March 31, 2007, the Winna Gora well was determined by the Company to be a commercial well, and the Roszkow well was still drilling.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Our exploration efforts in Poland have led to our first meaningful production commencing in 2006, as we began producing and selling gas from two of our drilling successes, the Wilga and Zaniemysl wells. Production at our Wilga well, located southeast of Warsaw, officially commenced on September 19, 2006, and production began at our Zaniemysl well, located in western Poland, on October 12, 2006. Production from these wells enabled us to recognize record revenues for the quarter ending March 31, 2007. These higher revenues, in turn, also helped us narrow our quarterly loss and report positive cash flow from operating activities for the first time in the Company’s history.

Our two major operating areas (the U.S. and Poland) have very different characteristics, which are reflected in the following discussion. Our U.S. operations, which include both oil production and oilfield services, are relatively mature, while our Polish operations are early in their initial development. See “Results of Operations by Business Segment” below.

Results of Operations by Business Segment

We operate within two segments of the oil and gas industry: the exploration and production segment, or E&P, and the oilfield services segment. Depreciation, depletion and amortization expense, or DD&A, and general and administrative expense, or G&A, directly associated with their respective segments are detailed within the following discussion. G&A, interest and other income, and other costs that are not allocated to individual operating segments for management reporting or reportable business segment disclosure purposes are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and the information regarding nonsegmented items for the three months ended March 31, 2007 and 2006, follows.

Quarter Ended March 31, 2007, Compared to the Same Period of 2006

Exploration and Production Segment

Gas Revenues. As discussed previously, we began gas production in Poland during 2006, and we expect the related gas revenues to rapidly become the primary component of our revenue. Revenues from gas sales were $2.2 million during the first quarter of 2007, compared to $66,000 during the same quarter of 2006.

                A summary of the amount and percentage change, as compared to the respective prior-year period, for gas revenues, average gas prices, and gas production volumes for the quarters ended March 31, 2007 and 2006, is set forth in the following table:

	For the quarter ended March 31,
	2007	2006
Revenues	$2,184,000	$66,000
Percent change versus prior year	+3,209%	NA
Average price (per Mcf )	$4.87	$1.85
Percent change versus prior year	+163%	NA
Production volumes (per Mcf)	448,587	35,850
Percent change versus prior year	+1,151%	NA

Gas revenue and production information for each of our three producing wells during the first quarter of 2007 was as follows:

	Volumes (Mcf)	Revenue	Price per Mcf
Wilga-2	191,503	$ 1,268,320	$ 6.62
Zaniemysl-3	224,401	855,300	3.81
Kleka 11	32,683	60,350	1.85

_______________

Note:	Gas prices vary from property to property based primarily on the energy content of the gas, as well as the year in which the gas sales contract was consummated.

Our Wilga-2 well produces both gas and light crude oil (LCO). During the first quarter of 2007, we resolved the LCO purchaser issues that had limited sales in the fourth quarter of 2006. Following additional engineering analysis, we have determined that the optimal production rate for the Wilga well is approximately 2.8 MMcf per day, and 100 barrels of LCO per day from two zones. Though projecting performance of new wells is difficult, we currently expect to maintain 80% to 100% of those rates for the balance of 2007.

Gas production at our Zaniemysl-3 well, reached 10 MMcfD in November of 2006, and has remained essentially constant since that time. Production from our Kleka 11 well remains fairly constant from month to month, averaging approximately 750 McfD.

Oil Revenues. Oil revenues were $1.3 million for the first quarter of 2007, a 32% increase over the $995,000 recognized during the first quarter of 2006. Included in 2007 revenues was approximately $453,000 related to the sale of a total of 7,486 barrels of LCO in Poland. All other oil revenues were derived from our producing properties in the United States. Oil revenues in the U.S. fluctuated primarily due to volatile oil prices and changing production rates that are a function of normal property declines. U.S. oil revenues in 2007 decreased from 2006 levels by a total of approximately $131,000. Of this decrease, $106,000 was due to lower oil prices and approximately $25,000 was due to production declines.

                A summary of the amount and percentage change, as compared to the respective prior-year period, for oil revenues, average oil prices, and oil production volumes for the quarters ended March 31, 2007 and 2006, is set forth in the following table:

	For the quarter ended March 31,
	2007	2006
Revenues	$1,316,000	$995,000
Percent change versus prior year	+32%	+19%
Average price (per Bbl )	$51.60	$53.80
Percent change versus prior year	-4%	+32%
Production volumes (per Bbl)	25,512	18,493
Percent change versus prior year	+38%	-10%

Lease Operating Costs. Lease operating costs were $907,000 during the first quarter of 2007, an increase of $220,000, or 32%, compared to the same period of 2006. The higher operating costs are a direct result of our new production in Poland.

Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $2,592,000 during the first quarter of 2007, compared to $2,042,000 during the same period of 2006, an increase of 27%. First quarter 2007 exploration costs included approximately $1.7 million associated with our Sroda 3-D seismic survey, approximately $450,000 associated with ongoing 2-D seismic projects, and approximately $250,000 associated with 2-D seismic and other costs at our new concessions. First quarter 2006 exploration costs included approximately $841,000 associated with the Drozdowice-1 dry hole, and approximately $1 million for 2-D seismic acquisition.

DD&A Expense - Exploration and Production. DD&A expense for producing properties was $466,000 for the first quarter of 2007, an increase of 230% compared to $141,000 during the same period of 2006. With production commencing at our Zaniemysl and Wilga wells, we are now depleting the cost of those wells, which accounted for the bulk of the year to year increase.

Accretion Expense. Accretion expense for the first quarter of 2007 reflects the increase in our Asset Retirement Obligation under SFAS 143. Accretion expense increased during the first quarter of 2007, as we began accreting new retirement obligations associated with our Zaniemysl and Wilga wells.

Oilfield Services Segment

Oilfield Services Revenues. Oilfield services revenues were $677,000 during the first quarter of 2007, an increase of $654,000 compared to $23,000 for the first quarter of 2006. We drilled five wells for third parties during the first quarter of 2007, along with additional well service work. During most of the first quarter of 2006, our drilling rig was idle due to winter weather. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

Oilfield Services Costs. Oilfield services costs were $398,000 during the first quarter of 2007, compared to $132,000 during the same period of 2006. The quarter to quarter increase was primarily due to increased drilling activity in 2007. Oilfield services costs will also continue to fluctuate period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

DD&A Expense – Oilfield Services. DD&A expense for oilfield services was $38,000 during the first quarter of 2007, compared to $32,000 during the same period of 2006. The quarter to quarter increase was primarily due to new capital additions in 2006 being depreciated.

Nonsegmented Information

G&A Costs. G&A costs were $1,573,000 during the first quarter of 2007, compared to $1,680,000 during the first quarter of 2006, a decrease of $107,000. Slightly higher legal fees and compensation costs were offset by lower investor relations costs and lower foreign exchange transaction losses.

Stock Compensation (G&A). As discussed above, we adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective method. For the three-month periods ended March 31, 2007, and March 31, 2006, we recognized $740,000 and $697,000, respectively, of stock compensation expense related to the amortization of unexercised options and restricted stock purchase rights. We also recognized $38,000 related to the amortization of stock options granted to consultants during the first quarter of 2007.

Interest and Other Income. Interest and other income was $124,000 during the first quarter of 2007, a decrease of $66,000 compared to $190,000 during the same period of 2006. The decrease was a reflection of lower cash balances available for investment. During the first quarter of 2007, we began paying a quarterly commitment fee in connection with securing our Senior Facility Agreement, resulting in a charge to interest expense of approximately $80,000. We also began amortizing the capitalized fees associated with the Facility, which added $38,000 of additional interest expense.

Liquidity and Capital Resources

To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities, and agreements with industry participants that funded our share of costs in certain exploratory activities in return for an interest in our properties. Our cash resources and marketable securities at March 31, 2007, together with anticipated revenues in 2007 and availability under our $25 million Senior Facility Agreement, are sufficient to cover our planned exploration program and ongoing operations in the United States and Poland for the next 12 months.

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

Working Capital (current assets less current liabilities). Our working capital was $8,450,000 as of March 31, 2007, a decrease of $3,517,000 from our working capital at December 31, 2006, of $11,967,000. As of March 31, 2007, our cash and cash equivalents and marketable securities totaled approximately $10.9 million. We have no outstanding long-term debt.

                Operating Activities. Net cash provided by operating activities was $439,000 during the first quarter of 2007, compared to $5,305,000 in net cash used during the same period of 2006. The 2007 improvement was due in part to our higher oil and gas revenues, as well as an increase in our current liabilities from year-end 2006.

Investing Activities. During the first quarter of 2007, we used $2,285,000 in investing activities. We received proceeds of $2,400,000 from maturities of marketable securities, purchased marketable securities of $95,000, used $2,346,000 for current year capital additions in Poland and $67,000 related to our proved properties in the United States, used $1,662,000 to pay accounts payable related to prior-year capital costs, and used $515,000 for capital additions in our office and drilling equipment. During the first quarter of 2006, we received $8,185,000 from investing activities. We received proceeds of $9,000,000 from maturities of marketable securities, purchased marketable securities of $233,000, used $356,000 for current year capital additions in Poland and $126,000 related to our proved properties in the United States, and used $100,000 for capital additions in our office and drilling equipment.

Financing Activities. During the first quarter of 2007, option holders exercised options for a total of 10,333 shares, resulting in proceeds of $39,000. No options or warrants were exercised during the first quarter of 2006. Also during the first quarter, we paid $131,000 in loan fees associated with our credit facility.

New Accounting Pronouncements

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. We are subject to audit by the IRS and various states for the prior three years. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter ended March 31, 2007.

We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations or financial position. Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future financial position or results of operations.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements contained in our annual report on Form 10-K for the year ended December 31, 2006. We believe the application of these accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial condition and cash flows.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Our management reviews these estimates and assumptions which are based on historical experience, changes in business conditions and other relevant factors that it believes to be reasonable under the circumstances. In any given reporting period, actual results could differ from the estimates and assumptions used in preparing our financial statements.

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

Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as the future timing and results of drilling individual wells and other exploration and development activities; future variations in well performance as compared to initial test data; future events that may result in the need for additional capital; the prices at which we may be able to sell oil or gas; fluctuations in prevailing prices for oil and gas; uncertainties of certain terms to be determined in the future relating to our oil and gas interests, including exploitation fees, royalty rates and other matters; future drilling and other exploration schedules and sequences for various wells and other activities; uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Poland; the cost of additional capital that we may require and possible related restrictions on our future operating or financing flexibility; our future ability to attract strategic participants to share the costs of exploration, exploitation, development and acquisition activities; and future plans and the financial and technical resources of strategic participants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Price Risk

Realized pricing for our oil production in the United States and Poland is primarily driven by the prevailing worldwide price of oil, subject to gravity and other adjustments for the actual oil sold. Historically, oil prices have been volatile and unpredictable. Price volatility relating to our oil production is expected to continue in the foreseeable future.

Our gas in Poland is sold to the Polish Oil and Gas Company, or POGC, or its subsidiaries under contracts that extend for the life of each field. Prices are determined contractually and, in the case of our Wilga and Zaniemysl wells, are tied to published tariffs. Gas sold at Kleka is sold at a fixed price without regard to any published tariff or index. The currently limited volumes and sources of our gas production mean we cannot assure uninterruptible production or production in amounts that would be meaningful to industrial users, which may depress the price we may be able to obtain by limiting our market for potential customers. POGC is the primary purchaser of domestic gas in Poland. We expect that the prices we receive in the short term for gas we produce will be lower than would be the case in a more competitive setting and may be lower than prevailing western European prices, at least until a fully competitive market develops in Poland.

We currently do not engage in any hedging activities to protect ourselves against market risks associated with oil and gas price fluctuations, although we may elect to do in the future.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2006, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or operating results.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14	Attached

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

_______________

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

FX ENERGY, INC.
Registrant

Dated: May 8, 2007	By:	/s/ David N. Pierce
David N. Pierce, President, Chief Executive Officer

Dated: May 8, 2007	By:	/s/ Clay Newton
Clay Newton, Principal Financial Officer