Form 10-Q
period 2007-06-30
FX ENERGY INC
filed 2007-08-08
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of August 3, 2007, was 35,597,405.

FX ENERGY, INC. AND SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended June 30, 2007

TABLE OF CONTENTS

Item		Page
	Part I. Financial Information

1	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations and Comprehensive Loss	5
	Consolidated Statements of Cash Flows	6
	Notes to the Consolidated Financial Statements	7
2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	11
3	Quantitative and Qualitative Disclosures about Market Risk	19
4	Controls and Procedures	20

	Part II. Other Information

1A	Risk Factors	21
4	Submission of Matters to a Vote of Security Holders	21
6	Exhibits	21
--	Signatures	22

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 3,644	$ 4,644
Marketable securities	6,337	10,448
Accounts receivable:
Accrued oil sales	1,607	1,615
Joint interest and other receivables	718	263
Input VAT receivable	289	710
Inventory	202	206
Other current assets	270	322
Total current assets	13,067	18,208

Property and equipment, at cost:
Oil and gas properties (successful efforts method):
Proved	24,961	19,293
Unproved	735	2,912
Other property and equipment	5,306	4,624
Gross property and equipment	31,002	26,829
Less accumulated depreciation, depletion and amortization	(8,232)	(7,134)
Net property and equipment	22,770	19,695

Other assets:
Certificates of deposit	382	382
Loan fees	945	882
	1,327	1,264
Total assets	$ 37,164	$ 39,167

-- Continued --

The accompanying notes are an integral part of the consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

-- Continued --

	June 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 4,342	$ 5,234
Accrued liabilities	1,694	1,007
Total current liabilities	6,036	6,241

Long-term liabilities:
Asset retirement obligation	1,000	961

Total liabilities	7,036	7,202

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued as of June 30, 2007 and
December 31, 2006	--	--
Common stock, $0.001 par value, 100,000,000 shares
authorized, 35,997,405 and 35,560,744 issued and
outstanding as of June 30, 2007 and December 31, 2006,
respectively	36	36
Additional paid-in capital	129,106	125,706
Accumulated other comprehensive loss	(2)	(72)
Accumulated deficit	(99,012)	(93,705)
Total stockholders’ equity	30,128	31,965

Total liabilities and stockholders’ equity	$ 37,164	$ 39,167

The accompanying notes are an integral part of the consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Revenues:
Oil and gas sales	$ 3,751	$ 1,229	$ 7,252	$ 2,290
Oilfield services	760	908	1,436	932
Total revenues	4,511	2,137	8,688	3,222

Operating costs and expenses:
Lease operating expenses	902	599	1,809	1,286
Geological and geophysical costs	3,135	1,021	5,728	3,063
Oilfield services costs	634	581	1,032	713
Depreciation, depletion and amortization (DD&A)	557	287	1,098	501
Accretion expense	19	11	39	23
Stock compensation (G&A)	735	706	1,476	1,403
General and administrative (G&A)	1,240	1,159	2,850	2,839
Total operating costs and expenses	7,222	4,364	14,032	9,828

Operating loss	(2,711)	(2,227)	(5,344)	(6,606)

Other income :
Interest income (expense) and other income	29	172	37	362
Total other income	29	172	37	362

Net loss	(2,682)	(2,055)	(5,307)	(6,244)

Other comprehensive income (loss)
Increase (decrease) in market value of available for sale marketable securities	25	(4)	70	14

Comprehensive loss	$ (2,657)	$ (2,059)	$ (5,237)	$ (6,230)
Basic and diluted net loss per common share
	$ (0.08)	$ (0.06)	$ (0.15)	$ (0.18)
Basic and diluted weighted average number of shares outstanding
	35,752	35,162	35,698	35,136

The accompanying notes are an integral part of the consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (5,307)	$ (6,244)
Adjustments to reconcile net loss to net cash used in
operating activities:
Accretion expense	39	23
Depreciation, depletion and amortization	1,098	501
Stock issued for services	744	516
Stock compensation (G&A)	1,476	1,403
Increase (decrease) from changes in working capital items:
Accounts receivable	(26)	(817)
Inventory	4	--
Other current assets	52	88
Other assets	(63)	--
Accounts payable and accrued liabilities	2,153	(2,297)
Net cash provided by (used in) operating activities	170	(6,827)

Cash flows from investing activities:
Additions to oil and gas properties	(5,851)	(1,567)
Additions to other property and equipment	(681)	(181)
Additions to marketable securities	--	(405)
Proceeds from maturities of marketable securities	4,182	13,200
Net cash (used in) provided by investing activities	(2,350)	11,047

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,180	--
Net cash provided by financing activities	1,180	--
Increase (decrease) in cash and cash equivalents	(1,000)	4,220
Cash and cash equivalents at beginning of period	4,644	2,390
Cash and cash equivalents at end of period	$ 3,644	$ 6,610

The accompanying notes are an integral part of the consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1: Basis of Presentation

The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and subsidiaries (“FX Energy” or the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy’s annual report on Form 10-K for the year ended December 31, 2006, and Form 10-Q for the quarter ended March 31, 2007, including the financial statements and notes thereto.

The consolidated financial statements include the accounts of FX Energy and its wholly owned subsidiaries and FX Energy’s undivided interests in Poland. All significant intercompany accounts and transactions have been eliminated in consolidation. At June 30, 2007, FX Energy owned 100% of the voting stock of all of its subsidiaries.

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

Outstanding options, warrants and unvested restricted stock as of June 30, 2007 and 2006, were as follows:

	Options, Warrants and Unvested Restricted Stock	Price Range
Balance sheet date:
June 30, 2007	6,679,404	$0.00 - $10.65
June 30, 2006	6,996,456	$0.00 - $10.65

The Company had a net loss in the periods ended June 30, 2007 and 2006. The above options, warrants and unvested restricted stock were not included in the computation of diluted earnings per share for the periods presented because the effect would have been antidilutive.

Note 3: Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, or FIN 48, effective January 1, 2007. The Company did not have any unrecognized tax benefits, and there was no effect on its financial condition or results of operations as a result of implementing FIN 48. The Company is subject to audit by the IRS and various states for the prior three years. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the six months ended June 30, 2007.

FX Energy recognized no income tax benefit from the net loss generated in the six months ended June 30, 2007 and 2006. Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of exploration and development activities, resulting in the Company’s conclusion that a full valuation allowance be provided.

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

Reportable business segment information for the three months ended June 30, 2007, the six months ended June 30, 2007, and as of June 30, 2007, is as follows (in thousands):

	Reportable Segments
	Exploration & Production		Oilfield Services	Non-Segmented	Total
	U.S.	Poland
Three months ended June 30, 2007:
Revenues	$ 978	$ 2,773	$ 760	$ --	$ 4,511
Net income (loss)(1)	256	(1,024)	56	(1,970)	(2,682)
Six months ended June 30, 2007:
Revenues	$ 1,842	$ 5,410	$1,436	$ --	$ 8,688
Net income (loss)(1)	197	(1,441)	298	(4,361)	(5,307)
As of June 30, 2007:
Identifiable net property and equipment(2)	3,027	18,515	1,138	90	22,770

_______________

(1)

Non-segmented reconciling items for the second quarter include $1,201 of general and administrative costs, $773 of noncash stock compensation expense, $29 of other income, and $25 of corporate DD&A. Non-segmented reconciling items for the first half include $2,775 of general and administrative costs, $1,551 of noncash stock compensation expense, $36 of other income, and $71 of corporate DD&A.

(2)	Identifiable net property and equipment not associated with a segment consists of $90 of corporate office equipment, hardware and software.

            Reportable business segment information for the three months ended June 30, 2006, the six months ended June 30, 2006, and as of June 30, 2006, is as follows (in thousands):

	Reportable Segments
	Exploration & Production		Oilfield Services	Non-Segmented	Total
	U.S.	Poland
Three months ended June 30, 2006:
Revenues	$ 1,162	$ 67	$ 908	$ --	$ 2,137
Net income (loss)(1)	209	(758)	289	(1,795)	(2,055)
Six months ended June 30, 2006:
Revenues	$ 2,157	$ 133	$ 932	$ --	$ 3,222
Net income (loss)(1)	358	(2,784)	149	(3,967)	(6,244)
As of June 30, 2006:
Identifiable net property and equipment(2)	3,205	11,341	460	296	15,303

_______________

(1)

Non-segmented reconciling items for the second quarter include $1,159 of general and administrative costs, $706 of noncash stock compensation expense, $172 of other income, and $102 of corporate DD&A. Non-segmented reconciling items for the first half include $2,839 of general and administrative costs, $1,403 of noncash stock compensation expense, $362 of other income, and $87 of corporate DD&A.

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

The following table summarizes option activity for the first six months of 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding:
Beginning of year	2,836,833	$5.08
Exercised	(114,502)	4.34
End of period	2,722,331	$4.27	3.33
Exercisable at end of period	2,414,347	$4.68	3.33	$10,807,374

The following table summarizes option activity for the first six months of 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding:
Beginning of year	3,193,333	$4.72
End of period	3,193,333	$4.72	3.67
Exercisable at end of period	2,306,352	$4.39	3.67	$2,266,820

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on the Company’s stock price of $9.15 as of June 30, 2007, and $4.62 as of June 30, 2006, which would have been received by stock option holders had all vested in-the-money stock options been exercised as of those dates.

During the six months ended June 30, 2007 and 2006, the Company recognized $624,280 and $891,684, respectively, in expense related to unvested stock options granted prior to the adoption of SFAS No. 123R. Total unamortized expense at June 30, 2007, related to unvested options was $240,175.

In December of 2006, the Company issued 318,400 shares of restricted stock resulting in deferred compensation of $2,053,680, which will be amortized ratably over the three-year vesting period. Expense recognized during the first six months of 2007 totaled $339,491.

In November of 2005, the Company issued 298,950 shares of restricted stock to employees resulting in deferred compensation of $3,109,080, which will be amortized ratably over the three-year vesting period. Expense recognized during the first six months of 2007 and 2006 totaled $511,858 and $511,388, respectively.

Note 6: Stockholders’ Equity

During the six months ended June 30, 2007, option holders exercised options for a total of 114,502 shares, resulting in proceeds of $496,389. During the same period, warrant holders exercised warrants for a total of 190,000 shares, resulting in proceeds of $684,000. No options or warrants were exercised during the six months ended June 30, 2006. During the first six months of 2007, the Company issued 96,756 shares for its 2006 contribution to the Company’s employee benefit plan. In addition, the Company issued 20,000 shares, with a total value of $149,800 for services, primarily to Polish consultants.

Note 7: Investments

The cost and estimated market value of marketable securities at June 30, 2007, are as follows (in thousands):

		Gross	Estimated
		Unrealized	Market
	Cost	Losses	Value
Marketable securities	$ 6,339	$ (2)	$ 6,337

            The marketable securities consist primarily of U.S. government agency bonds and notes, whose values fluctuate with changes in interest rates. The marketable securities increased in value during the three months ended June 30, 2007. The Company believes the gross unrealized losses are temporary. The marketable securities have been classified as available-for-sale, and are reported at fair value with unrealized gains and losses, if any, recorded as a component of other comprehensive loss.

Note 8: Notes Payable

In November of 2006, the Company entered into a $25 million Senior Facility Agreement (the Facility) with The Royal Bank of Scotland plc. The Facility is provided to FX Energy Poland Sp. z o.o., a wholly owned subsidiary. Funds from the Facility will cover infrastructure and development costs at a variety of the Company’s Polish gas projects and are collateralized by its commercial wells and production in Poland.

Under the terms of the Facility, the initial commitment is for approximately $18.6 million, which is based solely on the proved reserve values of the Wilga, Zaniemysl and Kleka wells, and does not include Sroda-4, Winna Gora or Roszkow reserves. As of June 30, 2007, the Company had not drawn any amounts under the Facility.

Note 9: Capitalized Exploratory Well Costs

At December 31, 2006, the Company had $2.4 million of capitalized costs related to two wells in progress at year-end, the Winna Gora and Roszkow wells. As of June 30, 2007, both wells were determined by the Company to be commercial.

Note 10: Subsequent Event

Subsequent to June 30, 2007, the Company sold 1,500,000 shares of common stock to certain institutional investors in a registered direct offering. The offering price was $8.63 per share. After offering costs and expenses, the offering resulted in net proceeds to the Company of approximately $12.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Our exploration efforts in Poland have led to our first meaningful production commencing in 2006, as we began producing and selling gas from two of our drilling successes, the Wilga and Zaniemysl wells. Production at our Wilga well, located southeast of Warsaw, officially commenced on September 19, 2006, and production began at our Zaniemysl well, located in western Poland, on October 12, 2006. Production from these wells enabled us to recognize record revenues and positive operating cash flow for the six months ending June 30, 2007.

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

Results of Operations by Business Segment

We operate within two segments of the oil and gas industry: the exploration and production segment, or E&P, and the oilfield services segment. Depreciation, depletion and amortization expense, or DD&A, and general and administrative expense, or G&A, directly associated with their respective segments are detailed within the following discussion. G&A, interest and other income, and other costs that are not allocated to individual operating segments for management reporting or reportable business segment disclosure purposes are discussed in their entirety following the segment discussion. A comparison of the results of operations by business segment and the information regarding nonsegmented items for the three and six months ended June 30, 2007 and 2006, follows.

Quarter Ended June 30, 2007, Compared to the Same Period of 2006

Exploration and Production Segment

Gas Revenues. As discussed previously, we began gas production in Poland during 2006, and the related gas revenues have become the primary component of our revenue. Revenues from gas sales were $2.4 million during the second quarter of 2007, compared to $66,000 during the same quarter of 2006.

A summary of the amount and percentage change, as compared to the respective prior-year period, for gas revenues, average gas prices, and gas production volumes for the quarters ended June 30, 2007 and 2006, is set forth in the following table:

	For the quarter ended June 30,
	2007	2006
Revenues	$2,364,000	$66,000
Percent change versus prior year	+3,482%	NA
Average price (per thousand cubic feet of natural gas, or Mcf)	$5.24	$1.85
Percent change versus prior year	+183%	NA
Production volumes (per Mcf)	451,065	35,140
Percent change versus prior year	+1,184%	NA

The substantial increase in production volumes is attributable to initiating production from wells drilled and completed in previous periods.

Gas revenue and production information for each of our three producing wells during the second quarter of 2007 was as follows:

	Volumes (Mcf)	Revenue	Price per Mcf
Wilga-2	205,370	$ 1,443,702	$ 7.03
Zaniemysl-3	213,886	861,695	4.03
Kleka 11	31,809	58,849	1.85

_______________

Note:	Gas prices vary from property to property based primarily on the energy content of the gas, as well as the year in which the gas sales contract was consummated.

Our Wilga-2 well produces both gas and light crude oil (LCO). During the first quarter of 2007, we resolved the LCO purchaser issues that had limited sales in the fourth quarter of 2006. Following additional engineering analysis, we have determined that the optimal production rate for the Wilga well is approximately 2.8 million cubic feet of natural gas per day, or MMcfd, and 90-100 barrels of LCO per day from two zones. Though projecting performance of new wells is difficult, we currently expect to maintain 80% to 100% of those rates for the balance of 2007.

Gas production at our Zaniemysl-3 well reached 10 MMcfd in November of 2006 and has remained essentially constant since that time. Production from our Kleka 11 well remains fairly constant from month to month, averaging approximately 750 Mcfd.

Oil Revenues. Oil revenues were $1.4 million for the second quarter of 2007, a 17% increase over the $1.2 million recognized during the second quarter of 2006. Included in 2007 revenues was approximately $408,000 related to the sale of a total of 5,867 barrels of LCO in Poland at an average price of $69.54 per barrel. All other oil revenues were derived from our producing properties in the United States. Oil revenues in the U.S. fluctuated primarily due to volatile oil prices and changing production rates that are a function of normal property declines. U.S. oil revenues in 2007 decreased from 2006 levels by a total of approximately $183,000. Of this decrease, $90,000 was due to lower oil prices and approximately $93,000 was due to production declines.

A summary of the amount and percentage change, as compared to the respective prior-year period, for oil revenues, average oil prices, and oil production volumes for the quarters ended June 30, 2007 and 2006, is set forth in the following table:

	For the quarter ended June 30,
	2007	2006
Revenues	$1,387,000	$1,162,000
Percent change versus prior year	+19%	+29%
Average price (per barrel)	$58.45	$59.84
Percent change versus prior year	-2%	+31%
Production volumes (per barrel)	23,727	19,421
Percent change versus prior year	+22%	-2%

Lease Operating Costs. Lease operating costs were $902,000 during the second quarter of 2007, an increase of $303,000, or 50%, compared to the same period of 2006. The higher operating costs are a direct result of our new production in Poland.

Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $3,135,000 during the second quarter of 2007, compared to $1,021,000 during the same period of 2006, an increase of 207%. Second quarter 2007 exploration costs included approximately $1.7 million associated with our Sroda three-dimensional, or 3-D, seismic survey, approximately $614,000 associated with ongoing two-dimensional, or 2-D, seismic projects, and approximately $821,000 associated with 2-D seismic and other costs at our new concessions. Second quarter 2006 exploration costs included approximately $145,000 associated with the Insulberg dry hole in Nevada, and approximately $876,000 for 2-D seismic acquisition.

DD&A Expense - Exploration and Production. DD&A expense for producing properties was $455,000 for the second quarter of 2007, an increase of 124% compared to $203,000 during the same period of 2006. With production commencing at our Zaniemysl and Wilga wells, we are now depleting the cost of those wells, which accounted for the majority of the year to year increase.

Accretion Expense. Accretion expense for the second quarter of 2007 reflects the increase in our Asset Retirement Obligation under SFAS No. 143, “Accounting for Asset Retirement Obligations.” Accretion expense increased during the second quarter of 2007, as we began accreting new retirement obligations associated with our Zaniemysl and Wilga wells at the beginning of 2007.

Oilfield Services Segment

Oilfield Services Revenues. Oilfield services revenues were $760,000 during the second quarter of 2007, a decrease of $148,000 compared to $908,000 for the second quarter of 2006. We drilled three wells for third parties during the second quarter of 2007, along with additional well service work. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

Oilfield Services Costs. Oilfield services costs were $634,000 during the second quarter of 2007, compared to $581,000 during the same period of 2006. The quarter to quarter increase was primarily due to increased labor and material costs in 2007. Oilfield services costs will also continue to fluctuate period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

DD&A Expense – Oilfield Services. DD&A expense for oilfield services was $70,000 during the second quarter of 2007, compared to $38,000 during the same period of 2006. The quarter to quarter increase was primarily due to new capital additions in 2006 being depreciated.

Nonsegmented Information

G&A Costs. G&A costs were $1,240,000 during the second quarter of 2007, compared to $1,159,000 during the second quarter of 2006, an increase of $81,000. Higher compensation and benefit costs were partially offset by foreign exchange gains. We also recognized $38,000 related to the amortization of stock options granted to consultants during 2007.

Stock Compensation (G&A). As discussed above, we adopted the provisions of SFAS No. 123R effective January 1, 2006, using the modified prospective method. For the three-month periods ended June 30, 2007, and June 30, 2006, we recognized $735,000 and $706,000, respectively, of stock compensation expense related to the amortization of unexercised options and restricted stock purchase rights.

Interest Income (Expense) and Other Income. Interest and other income was $108,000 during the second quarter of 2007, a decrease of $64,000 compared to $172,000 during the same period of 2006. The decrease was a reflection of lower cash balances available for investment. At the beginning of 2007, we began paying a quarterly commitment fee in connection with securing our Senior Facility Agreement, resulting in a charge to interest expense of approximately $39,000 during the second quarter. We also began amortizing the previously capitalized fees associated with the Facility, which added $40,000 of additional interest expense to the second quarter of 2007.

Comparison of the First Half of 2007 to the First Half of 2006

Exploration and Production Segment

Gas Revenues. Revenues from gas sales were $4.5 million during the first half of 2007, compared to $133,000 during the same period of 2006.

            A summary of the amount and percentage change, as compared to the respective prior-year period, for gas revenues, average gas prices, and gas production volumes for the six months ended June 30, 2007 and 2006, is set forth in the following table:

	For the six months ended June 30,
	2007	2006
Revenues	$4,549,000	$133,000
Percent change versus prior year	+3320%	NA
Average price (per Mcf )	$5.06	$1.87
Percent change versus prior year	+171%	NA
Production volumes (per Mcf)	900,076	70,990
Percent change versus prior year	+1,167%	NA

The substantial increase in production volumes is attributable to initiating production from wells drilled and completed in previous periods.

Gas revenue and production information for each of our three producing wells during the first half of 2007 was as follows:

	Volumes (Mcf)	Revenue	Price per Mcf
Wilga-2	396,873	$ 2,712,022	$ 6.83
Zaniemysl-3	438,287	1,716,994	3.92
Kleka 11	64,916	119,870	1.85

_______________

Note:	Gas prices vary from property to property based primarily on the energy content of the gas, as well as the year in which the gas sales contract was consummated.

Oil Revenues. Oil revenues were $2.7 million for the first half of 2007, a 23% increase over the $2.2 million recognized during the first half of 2006. Included in 2007 revenues was approximately $861,000 related to the sale of a total of 13,354 barrels of LCO in Poland at an average price of $64.48 per barrel. All other oil revenues were derived from our producing properties in the United States. Oil revenues in the U.S. fluctuated primarily due to volatile oil prices and changing production rates that are a function of normal property declines. U.S. oil revenues in 2007 decreased from 2006 levels by a total of approximately $315,000. Of this decrease, $200,000 was due to lower oil prices and approximately $115,000 was due to production declines.

A summary of the amount and percentage change, as compared to the respective prior-year period, for oil revenues, average oil prices, and oil production volumes for the six months ended June 30, 2007 and 2006, is set forth in the following table:

	For the Six Months Ended June 30,
	2007	2006
Revenues	$2,703,000	$2,157,000
Percent change versus prior year	+25%	+24%
Average price (per barrel)	$55.29	$56.89
Percent change versus prior year	-3%	+32%
Production volumes (per barrel)	48,888	37,914
Percent change versus prior year	+29%	-6%

             Lease Operating Costs. Lease operating costs were $1,809,000 during the first half of 2007, an increase of $523,000, or 41%, compared to the same period of 2006. The higher operating costs are a direct result of our new production in Poland.

Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $5,728,000 during the first half of 2007, compared to $3,063,000 during the same period of 2006, an increase of 87%. First half 2007 exploration costs included approximately $3.3 million associated with our Sroda 3-D seismic survey, approximately $1.2 million associated with ongoing 2-D seismic projects, and approximately $1,2 million associated with 2-D seismic and other costs at our new concessions. First half 2006 exploration costs included approximately $859,000 associated with the Drozdowice-1 dry hole, and approximately $2 million for 2-D seismic acquisition.

DD&A Expense - Exploration and Production. DD&A expense for producing properties was $921,000 for the first half of 2007, an increase of 168% compared to $344,000 during the same period of 2006. With production commencing at our Zaniemysl and Wilga wells, we are now depleting the cost of those wells, which accounted for the bulk of the year to year increase.

Accretion Expense. Accretion expense for the first half of 2007 reflects the increase in our Asset Retirement Obligation under SFAS No. 143. Accretion expense increased during the first half of 2007, as we began accreting new retirement obligations associated with our Zaniemysl and Wilga wells.

Oilfield Services Segment

Oilfield Services Revenues. Oilfield services revenues were $1.4 million during the first half of 2007, an increase of 54% compared to $932,000 for the first half of 2006. We drilled eight wells for third parties during the first half of 2007, along with additional well service work. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

Oilfield Services Costs. Oilfield services costs were $1 million during the first half of 2007, compared to $713,000 during the same period of 2006. The year to year increase was primarily due to increased drilling activity in 2007, as well as higher labor and material costs. Oilfield services costs will also continue to fluctuate period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

DD&A Expense – Oilfield Services. DD&A expense for oilfield services was $106,000 during the first half of 2007, compared to $70,000 during the same period of 2006. The year to year increase was primarily due to new capital additions in 2006 being depreciated.

Nonsegmented Information

G&A Costs. G&A costs were $2,850,000 during the first half of 2007, compared to $2,839,000 during the first half of 2006, an increase of $11,000. Higher compensation and benefit costs were essentially offset by foreign exchange gains. We also recognized $75,000 related to the amortization of stock options granted to consultants during 2007.

             Stock Compensation (G&A). As discussed above, we adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective method. For the six-month periods ended June 30, 2007, and June 30, 2006, we recognized $1,476,000 and $1,403,000, respectively, of stock compensation expense related to the amortization of unexercised options and restricted stock purchase rights.

Interest Income (Expense) and Other Income. Interest and other income was $232,000 during the first half of 2007, a decrease of $130,000 compared to $362,000 during the same period of 2006. The decrease was a reflection of lower cash balances available for investment. At the beginning of 2007, we began paying a quarterly commitment fee in connection with securing our Senior Facility Agreement, resulting in a charge to interest expense of approximately $119,000. We also began amortizing the previously capitalized fees associated with the Facility, which added $77,000 of additional interest expense to the first half of 2007.

Liquidity and Capital Resources

To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities, and agreements with industry participants that funded our share of costs in certain exploratory activities in return for an interest in our properties. Our cash resources and marketable securities at June 30, 2007, together with anticipated revenues in 2007, proceeds from equity sales in July 2007, and availability under our $25 million Senior Facility Agreement are sufficient to cover our planned exploration program and ongoing operations in the United States and Poland for the next 12 months.

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

Working Capital (current assets less current liabilities). Our working capital was $7,031,000 as of June 30, 2007, a decrease of $4,936,000 from our working capital at December 31, 2006, of $11,967,000. As of June 30, 2007, our cash and cash equivalents and marketable securities totaled approximately $10 million. We have no outstanding long-term debt. Our working capital was increased by the approximately $12.5 million in net proceeds received from the sale of securities in July 2007.

Operating Activities. Net cash provided by operating activities was $170,000 during the first half of 2007, compared to $6,827,000 in net cash used in operating activities during the same period of 2006. The 2007 improvement was due primarily to our higher oil and gas revenues in 2007.

             Investing Activities. During the first half of 2007, we used $2,350,000 in investing activities. We received proceeds of $4,182,000 from maturities of marketable securities, used $3,303,000 for current year capital additions in Poland and $189,000 related to our proved properties in the United States, used $2,359,000 to pay accounts payable related to prior-year capital costs, and used $681,000 for capital additions in our office and drilling equipment. During the first half of 2006, we received $11,047,000 from investing activities. We received proceeds of $13,200,000 from maturities of marketable securities, purchased marketable securities of $405,000, used $779,000 for current year capital additions in Poland and $209,000 related to our proved properties in the United States, used $584,000 to pay accounts payable related to prior-year capital costs, and used $176,000 for capital additions in our office and drilling equipment.

Financing Activities. During the first half of 2007, option and warrant holders exercised options and warrants for a total of 304,502 shares, resulting in proceeds of $1,180,000. No options or warrants were exercised during the first half of 2006.

New Accounting Pronouncements

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. We are subject to audit by the IRS and various states for the prior three years. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter ended June 30, 2007.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 5, 2007, at the annual meeting of our stockholders, the stockholders voted as indicated on the following matters submitted to them for consideration:

(a)        Elect David L. Worrell, Thomas B. Lovejoy, Arnold S. Grundvig, Jr., and H. Allen Turner as our directors by a plurality as shown below:

Director	For	Withheld Authority	Against
David L. Worrell	30,048,498	2,296,280	1,000
Thomas B. Lovejoy	28,918,547	3,426,231	1,000
Arnold S. Grundvig, Jr.	28,928,532	3,416,246	1,000
H. Allen Turner	31,157,079	1,187,699	1,000

(b)       Ratify the appointment of PricewaterhouseCoopers as the independent registered public accounting firm for the Company as shown below:

For	Against	Abstain
31,312,097	1,001,945	31,736

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.04	Amendment to Articles of Incorporation Revising and Restating Designation of Rights, Privileges, and Preferences of Series A Preferred Stock	Attached

Item 4	Instruments Defining the Rights of Security Holders, Including Indentures
4.04	Rights Agreement dated as of April 4, 2007, between FX Energy, Inc. and Fidelity Transfer Corp.	Attached

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14	Attached
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Attached
Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

__________________

*

All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FX ENERGY, INC.

(Registrant)

Date: August 8, 2007	By: /s/ David N. Pierce

David N. Pierce, President, Chief Executive Officer

Date: August 8, 2007	By:/s/ Clay Newton

Clay Newton, Principal Financial Officer