Form 10-Q
period 2008-03-31
FX ENERGY INC
filed 2008-05-12
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of May 5, 2008, was 40,303,447.

FX ENERGY, INC. AND SUBSIDIARIES

Form 10-Q for the Three Months Ended March 31, 2008

TABLE OF CONTENTS

Item		Page
	Part I. Financial Information

1	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations and Comprehensive Loss	5
	Consolidated Statements of Cash Flows	6
	Notes to the Consolidated Financial Statements	7
2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13
3	Quantitative and Qualitative Disclosures about Market Risk	17
4	Controls and Procedures	18

	Part II. Other Information

1	Legal Proceedings	19
1A	Risk Factors	19
6	Exhibits	20
--	Signatures	20

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$ 9,263	$ 4,262
Marketable securities	11,464	15,202
Accounts receivable:
Accrued oil and gas sales	1,920	1,906
Joint interest and other receivables	1,087	805
Input VAT receivable	1,232	446
Inventory	209	178
Other current assets	287	365
Total current assets	25,462	23,164

Property and equipment, at cost:
Oil and gas properties (successful efforts method):
Proved	23,763	23,491
Unproved	3,692	2,001
Other property and equipment	5,898	5,590
Gross property and equipment	33,353	31,082
Less accumulated depreciation, depletion and amortization	(9,912)	(9,197)
Net property and equipment	23,441	21,885

Other assets:
Certificates of deposit	406	406
Loan fees	868	914
	1,274	1,320
Total assets	$ 50,177	$ 46,369

-- Continued --

The accompanying notes are an integral part of the consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(in thousands)

-- Continued --

	March 31,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 5,870	$ 4,432
Accrued liabilities	1,845	3,358
Total current liabilities	7,715	7,790

Long-term liabilities:
Asset retirement obligation	1,058	1,037

Total liabilities	8,773	8,827

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued as of March 31, 2008 and
December 31, 2007	--	--
Common stock, $0.001 par value, 100,000,000 shares
authorized, 40,303,447 and 38,196,357 shares issued as of
March 31, 2008 and December 31, 2007, respectively	40	38
Additional paid-in capital	151,358	142,901
Accumulated other comprehensive loss	(306)	(1)
Accumulated deficit	(109,688)	(105,396)
Total stockholders’ equity	41,404	37,542

Total liabilities and stockholders’ equity	$ 50,177	$ 46,369

The accompanying notes are an integral part of the consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2008	2007
Revenues:
Oil and gas sales	$ 3,271	$ 3,501
Oilfield services	954	677
Total revenues	4,225	4,178

Operating costs and expenses:
Lease operating costs	877	907
Exploration costs	4,051	2,592
Oilfield services costs	567	398
Depreciation, depletion and amortization (DD&A)	715	542
General and administrative costs (G&A)	1,683	1,611
Stock compensation (G&A)	626	740
Accretion expense	21	20
Total operating costs and expenses	8,540	6,810

Operating loss	(4,315)	(2,632)

Other income:
Interest income (expense) and other income	23	7

Net loss	(4,292)	(2,625)

Other comprehensive income:
(Decrease) increase in market value of available for sale
marketable securities	(305)	44
Comprehensive loss	$ (4,597)	$ (2,581)

Basic and diluted net loss per common share	$ (0.12)	$ (0.07)

Basic and diluted weighted average number
of shares outstanding	39,053	35,643

The accompanying notes are an integral part of the consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (4,292)	$ (2,625)
Adjustments to reconcile net loss to net cash used in
operating activities:
Accretion expense	21	20
Amortization of bank fees	46	38
Depreciation, depletion and amortization	715	542
Common stock issued for services (G&A)	665	743
Amortization of deferred compensation (G&A)	626	740
Increase (decrease) from changes in working capital items:
Accounts receivable	(1,082)	(770)
Inventory	(31)	4
Other current assets	78	(49)
Accounts payable and accrued liabilities	(1,295)	1,796
Net cash provided by (used in) operating activities	(4,549)	439

Cash flows from investing activities:
Additions to oil and gas properties	(743)	(4,075)
Additions to other property and equipment	(308)	(515)
Additions to marketable securities	(68)	(95)
Proceeds from maturities of marketable securities	3,500	2,400
Net cash provided by (used in) investing activities	2,381	(2,285)

Cash flows from financing activities:
Payment of loan fees	--	(131)
Proceeds from exercise of warrants	7,169	39
Net cash provided by (used in) financing activities	7,169	(92)

Increase (decrease) in cash and cash equivalents	5,001	(1,938)
Cash and cash equivalents at beginning of period	4,262	4,644
Cash and cash equivalents at end of period	$ 9,263	$ 2,706

The accompanying notes are an integral part of the consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1: Basis of Presentation

The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and subsidiaries (“FX Energy” or the “Company”), the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy’s annual report on Form 10-K for the year ended December 31, 2007, including the financial statements and notes thereto.

The consolidated financial statements include the accounts of FX Energy and its wholly owned subsidiaries and FX Energy’s undivided interests in Poland. All significant intercompany accounts and transactions have been eliminated in consolidation. At March 31, 2008, FX Energy owned 100% of the voting stock of all of its subsidiaries.

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

Outstanding options, warrants and unvested restricted stock as of March 31, 2008 and 2007, were as follows:

	Options, Warrants and Unvested Restricted Stock	Price Range
Balance sheet date:
March 31, 2008	4,330,602	$0.00 - $10.65
March 31, 2007	6,973,573	$0.00 - $10.65

The Company had a net loss in the first quarter of 2008 and 2007. The above options, warrants and unvested restricted stock were not included in the computation of diluted earnings per share for the periods presented because the effect would have been antidilutive.

Note 3: Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48. The Company is subject to audit by the IRS and various states for the prior three years. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. There has been no change in the Company’s unrecognized tax positions since December 31, 2007. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter ended March 31, 2008.

            FX Energy recognized no income tax benefit from the net loss generated in the three months ended March 31, 2008 and 2007. Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of exploration and development activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company’s conclusion that a full valuation allowance be provided.

Note 4: Business Segments

FX Energy operates within two segments of the oil and gas industry: the exploration and production segment and the oilfield services segment. Direct revenues and costs, including exploration costs, depreciation, depletion and amortization costs (“DD&A”), general and administrative costs (“G&A”), and other income directly associated with their respective segments are detailed within the following discussion. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes.

Reportable business segment information for the three months ended March 31, 2008, and as of March 31, 2008, is as follows (in thousands):

	Reportable Segments
	Exploration & Production		Oilfield Services	Non-Segmented	Total
	U.S.	Poland
Three months ended March 31, 2008:
Revenues	$ 1,280	$ 1,991	$ 954	$ --	$ 4,225
Net income (loss)(1)	443	(2,713)	305	(2,327)	(4,292)
As of March 31, 2008:
Identifiable net property and equipment(2)	3,559	18,475	1,268	139	23,441

_______________

(1)	Non-segmented reconciling items for the first quarter include $1,683 of G&A, $626 of non-cash stock compensation expense, $23 of other income, and $41 of corporate DD&A.
(2)	Identifiable net property and equipment not associated with a segment consists of $139 of corporate office equipment, hardware and software.

Reportable business segment information for the three months ended March 31, 2007, and as of March 31, 2007, is as follows (in thousands):

	Reportable Segments
	Exploration & Production		Oilfield Services	Non-Segmented	Total
	U.S.	Poland
Three months ended March 31, 2007:
Revenues	$ 864	$ 2,637	$ 677	$ --	$ 4,178
Net income (loss)(1)	77	(561)	240	(2,381)	(2,625)
As of March 31, 2007:
Identifiable net property and equipment(2)	3,045	17,864	1,068	105	22,082

_______________

(1)	Non-segmented reconciling items for the first quarter include $1,690 of G&A, $778 of noncash stock compensation expense, $124 of other income, and $37 of corporate DD&A.
(2)	Identifiable net property and equipment not associated with a segment consists of $105 of corporate office equipment, hardware and software.

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

The following table summarizes option activity for the first quarter of 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding:
Beginning of year	2,315,441	$5.19
Exercised	--
End of period	2,315,441	5.19	2.40
Exercisable at end of period	2,308,775	5.18	2.40	$1,633,406

The following table summarizes option activity for the first quarter of 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding:
Beginning of year	2,836,833	$5.08
Exercised	(10,333)	3.73
End of period	2,826,500	5.08	3.05
Exercisable at end of period	2,511,843	4.66	3.05	$7,920,850

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on the Company’s stock price of $4.26 as of March 31, 2008, and $7.58 as of March 31, 2007, which would have been received by stock option holders had all vested in-the-money stock options been exercised as of those dates.

During the three months ended March 31, 2008 and 2007, the Company recognized $11,330 and $316,924, respectively, in expense related to unvested stock options granted prior to the adoption of SFAS No. 123R. Total unamortized expense at March 31, 2008, related to unvested options was $4,178.

            During 2007, the Company issued 370,925 shares of restricted stock resulting in deferred compensation of $2,284,991, which will be amortized ratably over the three-year vesting period. Expense recognized during the first quarter of 2008 totaled $189,410. There were no shares of restricted stock issued during the first quarter of 2008.

In December of 2006, the Company issued 318,400 shares of restricted stock resulting in deferred compensation of $2,053,680, which will be amortized ratably over the three-year vesting period. Expense recognized during the first quarter of 2008 and 2007 totaled $170,204 and $168,808, respectively.

In November of 2005, the Company issued 298,950 shares of restricted stock to employees resulting in deferred compensation of $3,109,080, which will be amortized ratably over the three-year vesting period. Expense recognized during the first quarter of 2008 and 2007 totaled $255,073 and $254,515, respectively.

Note 6: Stockholders’ Equity

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

During the first three months of 2008, the Company issued 110,090 shares for its 2007 contribution to the Company’s employee benefit plan. In addition, the Company issued 7,000 shares to consultants for services. During the first three months of 2007, the Company issued 96,756 shares for its 2006 contribution to the Company’s employee benefit plan. In addition, the Company issued 20,000 shares primarily to consultants for services.

Note  7: Fair Value Measurements and Marketable Securities

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  FASB Staff Position No. 157-2 delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities measured on a nonrecurring basis.  The Company is currently evaluating the impact of implementation with respect to nonfinancial assets and liabilities measured on a nonrecurring basis on the consolidated financial statements, which will be primarily limited to asset impairments including asset retirement obligations.

Fair Value Hierarchy

In accordance with SFAS No. 157, the Company has categorized its marketable securities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

            Financial assets recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

Level  1. Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.

Level  2. Financial assets whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

(a)	Quoted prices for similar assets in active markets;

(b)	Quoted prices for identical or similar assets in non-active;

(c)	Pricing models whose inputs are observable for substantially the full term of the asset; and

(d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level  3. Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the first quarter of 2008, certain assets were classified as Level 3 assets. This classification primarily relates to investments in auction-rate securities.

Recurring Fair Value

As required by SFAS No. 157, the Company’s assessment of the significance of a particular input to fair value requires judgment and may affect the fair value of assets and their placement with the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 (in thousands).

	Fair Value Measurements on a Recurring Basis as of March 31, 2008
	Level 1	Level 2	Level 3	Total
Marketable securities	$2,995	$ --	$8,469	$11,464

Level 3 assets include $8.5 million of auction-rate securities held as of March 31, 2008.

            The following table provides a summary of changes in fair value of the Company’s Level 3 marketable securities (in thousands):

For the Three Months Ended March 31, 2008
Balance at January 1, 2008	$ 9,700
Transfers in	--
Purchases, issuances and settlements	(926)
Unrealized losses included in other comprehensive income	(305)
Balance at March 31, 2008	$ 8,469

Marketable Securities

Marketable securities on the Consolidated Balance Sheets include investments held by the Company that are classified in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The marketable securities are classified as available-for-sale. The Company’s marketable securities as of March 31, 2008, included $8.5 million of auction rate securities. All of the auction rate securities are AAA rated. Though the Company realized successful auctions of all of its auction rate securities through and subsequent to December 31, 2007, during the first quarter of 2008, the Company experienced difficulty selling these securities due to eventual failed auctions in the auction rate market. At this time, there is no effective mechanism for selling these securities, and although the Company believes all remaining investments in auction rate securities will be realized within the current operating cycle, there are no assurances that they will be redeemed or that a market will be created to allow the Company to liquidate these investments. Consequently, there is a possibility that the securities owned by the Company may eventually be presented as long-term investments. The Company will continue to attempt to sell these securities until auctions succeed or issuers redeem or refinance the securities. The Company owns auction rate securities from seven different issuers. Three of those issuers have already announced redemption plans for a portion of the Company’s securities. At this time, the Company does not believe its auction rate securities are impaired.

Note 8: Notes Payable

In November of 2006, the Company entered into a $25 million Senior Facility Agreement (the Facility) with The Royal Bank of Scotland plc. The Facility is provided to FX Energy Poland Sp. z o.o., a wholly owned subsidiary. Funds from the Facility, which became available to the Company in March 2007, may be used to cover infrastructure and development costs at a variety of the Company’s Polish gas projects and are collateralized by its commercial wells and production in Poland. As of March 31, 2008, the Company had no funds drawn under the Facility.

Note 9: Capitalized Exploratory Well Costs

At March 31, 2008, the Company had $1.9 million of capitalized costs related to the Grundy well, which began drilling during the first quarter of 2008. As of that date, the Grundy well was still drilling.

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

Results of Operations by Business Segment

Quarter Ended March 31, 2008, Compared to the Same Period of 2007

Exploration and Production Segment

Gas Revenues. Revenues from gas sales were $1.8 million during the first quarter of 2008, compared to $2.2 million during the same quarter of 2007. As we expected, production at our Wilga well declined sharply, with first quarter 2008 production some 63% lower than first quarter 2007 production. Conversely, the continued strength of the zloty against the US dollar results in higher effective gas prices, which increased our revenues, as average gas prices increased 18% from the first quarter of 2007 to the first quarter of 2008.

A summary of the amount and percentage change, as compared to the respective prior-year period, for gas revenues, average gas prices, and gas production volumes for the quarters ended March 31, 2008 and 2007, is set forth in the following table:

	For the Quarter Ended March 31,
	2008	2007	Change
Revenues	$1,840,000	$2,184,000	-16%
Average price (per Mcf )	$5.76	$4.87	+18%
Production volumes (Mcf)	319,344	448,587	-29%

Oil Revenues. Oil revenues were $1.4 million for the first quarter of 2008, a 9% increase over the $1.3 million recognized during the first quarter of 2007. As with our gas production, oil production at Wilga declined 83% from the first quarter of 2007 to 2008. In addition, production from our US properties also declined by 14% due to normal production declines and decreased workovers and maintenance. These production declines, however, were more than offset by higher oil prices. Our average oil price during the first quarter of 2008 was $86.10 per barrel, a 67% increase over $51.60 per barrel received during the same quarter of 2007.

            A summary of the amount and percentage change, as compared to the respective prior-year period, for oil revenues, average oil prices, and oil production volumes for the quarters ended March 31, 2008 and 2007, is set forth in the following table:

	For the Quarter Ended March 31,
	2008	2007	Change
Revenues	$1,431,000	$1,317,000	+9%
Average price (per Bbl)	$86.10	$51.60	+67%
Production volumes (Bbls)	16,632	25,512	-35%

Lease Operating Costs. Lease operating costs were $877,000 during the first quarter of 2008, a decrease of $30,000, or 3%, compared to the same period of 2007. Lower operating costs in 2008 are attributable to lower indirect costs at our non-operated wells in Poland.

Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $4,051,000 during the first quarter of 2008, compared to $2,592,000 during the same period of 2007, an increase of 56%. First quarter 2008 exploration costs included approximately $2.8 million associated with seismic survey on our 100% owned acreage, approximately $700,000 associated with our Winna Gora 3-D seismic project, and the remaining costs associated with 2-D seismic and other costs at our existing project areas. First quarter 2007 exploration costs included approximately $1.7 million associated with our Sroda 3-D seismic survey, approximately $450,000 associated with ongoing 2-D seismic projects, and approximately $250,000 associated with 2-D seismic and other costs at our new concessions.

DD&A Expense - Exploration and Production. DD&A expense for producing properties was $593,000 for the first quarter of 2008, an increase of 27% compared to $466,000 during the same period of 2007. The 2007 year-end negative reserve revision at the Wilga well results in higher DD&A costs, as the remaining undepleted costs are allocated to smaller reserve volumes.

Accretion Expense. Accretion expense was $21,000 and $20,000 for the first quarter of 2008 and 2007, respectively. Accretion expense is related entirely to our Asset Retirement Obligation.

Oilfield Services Segment

Oilfield Services Revenues. Oilfield services revenues were $954,000 during the first quarter of 2008, an increase of 41% compared to $677,000 for the first quarter of 2007. We drilled seven wells for third parties during the first quarter of 2008, along with additional well service work, compared to five wells during the same period of 2007. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

Oilfield Services Costs. Oilfield services costs were $567,000 during the first quarter of 2008, compared to $398,000 during the same period of 2007. The quarter-to-quarter increase was primarily due to increased drilling activity in 2008. Oilfield services costs will also continue to fluctuate period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

             DD&A Expense – Oilfield Services. DD&A expense for oilfield services was $82,000 during the first quarter of 2008, compared to $38,000 during the same period of 2007. The quarter-to-quarter increase was primarily due to new capital additions in 2007 being depreciated.

Nonsegmented Information

G&A Costs. G&A costs were $1,683,000 during the first quarter of 2007, compared to $1,611,000 during the first quarter of 2007, an increase of $72,000. Higher accounting, consulting and compensation costs were the primary cause of the year-to-year increase.

Stock Compensation (G&A). As discussed above, we adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective method. For the three-month periods ended March 31, 2008, and March 31, 2007, we recognized $626,000 and $740,000, respectively, of stock compensation expense related to the amortization of unexercised options and restricted stock purchase rights.

Interest and Other Income. Interest and other income was $109,000 during the first quarter of 2008, a decrease of $15,000 compared to $124,000 during the same period of 2007. The decrease was a reflection of lower cash balances available for investment. We accrued $40,000 in quarterly commitment fees in connection with securing the Facility, resulting in a charge to interest expense. This compares to a charge of approximately $80,000 during the first quarter of 2007. After reaching certain production benchmarks in mid-2007, our fee rate was decreased by 50%. We are also amortizing the capitalized fees associated with the Facility, which added $46,000 and $37,000 of additional interest expense during the quarters ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities, and agreements with industry participants that funded our share of costs in certain exploratory activities in return for an interest in our properties. As of March 31, 2008, we have classified approximately $8.5 million of auction-rate securities as Level 3 financial assets. See Note 7 to the financial statements for additional information concerning fair value accounting for our investments. We continue to monitor the auction-rate market, and note that four of our investments are scheduled for redemption in the coming weeks. We are optimistic that the remainder of our auction-rate investments will be either refinanced or redeemed, or that liquidity will return to the auction-rate market within our normal operating cycle. However, our other cash resources and marketable securities at March 31, 2008, together with anticipated revenues in 2008 and availability under our $25 million Senior Facility Agreement, are sufficient to cover our planned capital and exploration program and ongoing operations in the United States and Poland for the next 12 months.

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

             Working Capital (current assets less current liabilities). Our working capital was $17,747,000 as of March 31, 2008, an increase of $2,373,000 from our working capital at December 31, 2007, of $15,374,000. As of March 31, 2007, our cash and cash equivalents and marketable securities totaled approximately $20.7 million. We have no outstanding long-term debt.

Operating Activities. Net cash used in operating activities was $4,549,000 during the first quarter of 2008, compared to net cash provided by operating activities of $439,000 during the first quarter of 2007. The decline was due primarily to higher exploration costs, which resulted in a net loss for the 2008 quarter, as well as a significant reduction in our current liabilities during 2008.

Investing Activities. During the first quarter of 2008, we received $2,381,000 from investing activities. We received proceeds of $3,500,000 from maturities of marketable securities, purchased marketable securities of $68,000, used $7,000 for current year capital additions in Poland and $308,000 related to our proved properties in the United States, used $428,000 to pay accounts payable related to prior-year capital costs, and used $308,000 for capital additions in our office and drilling equipment. During the first quarter of 2007, we used $2,285,000 in investing activities. We received proceeds of $2,400,000 from maturities of marketable securities, purchased marketable securities of $95,000, used $2,346,000 for current year capital additions in Poland and $67,000 related to our proved properties in the United States, used $1,662,000 to pay accounts payable related to prior-year capital costs, and used $515,000 for capital additions in our office and drilling equipment.

Financing Activities. During the first quarter of 2008, warrant holders exercised warrants for a total of 1,990,000 shares, resulting in proceeds of approximately $7,169,000. During the first quarter of 2007, options holders exercised options for a total of 10,333 shares, resulting in proceeds of approximately $39,000. Also during the first quarter of 2007, we paid $131,000 in loan fees associated with our Facility. No such fees were paid in 2008.

New Accounting Pronouncements

We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements contained in our annual report on Form 10-K for the year ended December 31, 2007. We believe the application of these accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial condition and cash flows.

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

            Our gas in Poland is sold to the Polish Oil and Gas Company or its subsidiaries under contracts that extend for the life of each field. Prices are determined contractually and are tied to published tariffs. We expect that the prices we receive in the short term for gas we produce will be lower than would be the case in a more competitive setting and may be lower than prevailing western European prices, at least until a fully competitive market develops in Poland.

We currently do not engage in any hedging activities to protect ourselves against market risks associated with oil and gas price fluctuations, although we may elect to do so in the future.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The three pending actions against the Company and our officers and directors in the United States District Court for the District of Utah have been consolidated under the caption In re FX Energy, Inc., Securities Litigation, and a consolidated complaint has been filed by the lead plaintiff that alleges that the defendants violated the antifraud provisions of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misrepresentations and omissions regarding our Sroda-5 and Lugi-1 projects between January 20, 2005, and January 5, 2006. The consolidated complaint seeks damages to be determined at trial, interest, costs, and such other relief as the court may deem appropriate. We intend to defend vigorously this consolidated action on behalf of all defendants.

On February 21, 2008, an action was filed in the United States District Court for the District of Utah entitled Leilani York, derivatively on behalf of nominal defendant FX Energy, Inc., plaintiff v. David N. Pierce, Dennis B. Goldstein, Arnold S. Grundvig, Jr., Richard Hardman, Tom Lovejoy, Jerzy Maciolek, Clay Newton, Andrew W. Pierce, and David Worrell, defendants, and FX Energy, Inc., nominal defendant, asserting derivative claims on our behalf against our directors and certain of our current and former executive officers. The complaint asserts that the defendants breached their fiduciary duties to us between March 30, 2004, and January 5, 2006, by making false and misleading statements respecting our business prospects and activities and seeks judgment against the defendants in our favor for damages, the imposition of a constructive trust in our favor for proceeds from defendants’ stock sales and executive compensation, disgorgement of proceeds from defendants’ stock sales and executive compensation, costs, attorneys’ fees, and such other relief as the court may deem appropriate. We intend to defend this action vigorously on behalf of all defendants.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2007, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or operating results.

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

FX ENERGY, INC.
Registrant

Dated: May 12, 2008	By:	/s/ David N. Pierce
David N. Pierce, President, Chief Executive Officer

Dated: May 12, 2008	By:	/s/ Clay Newton
Clay Newton, Principal Financial Officer