Form 10-Q
period 2008-06-30
FX ENERGY INC
filed 2008-08-07
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of August 1, 2008, was 40,807,647.

FX ENERGY, INC. AND SUBSIDIARIES

Form 10-Q for the Three Months Ended June 30, 2008

TABLE OF CONTENTS

Item		Page
	Part I. Financial Information

1	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations and Comprehensive Loss	5
	Consolidated Statements of Cash Flows	6
	Notes to the Consolidated Financial Statements	7
2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13
3	Quantitative and Qualitative Disclosures about Market Risk	20
4	Controls and Procedures	20

	Part II. Other Information

1	Legal Proceedings	21
1A	Risk Factors	21
4	Submission of Matters to a Vote of Security Holders	22
6	Exhibits	22
--	Signatures	23

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$ 4,432	$ 4,262
Marketable securities	9,182	15,202
Accounts receivable:
Accrued oil sales	2,522	1,906
Joint interest and other receivables	1,951	805
Input VAT receivable	2,102	446
Inventory	211	178
Other current assets	176	365
Total current assets	20,576	23,164

Property and equipment, at cost:
Oil and gas properties (successful efforts method):
Proved	23,785	23,491
Unproved	9,850	2,001
Other property and equipment	6,113	5,590
Gross property and equipment	39,748	31,082
Less accumulated depreciation, depletion and amortization	(10,644)	(9,197)
Net property and equipment	29,104	21,885

Other assets:
Certificates of deposit	406	406
Loan fees	853	914
	1,259	1,320
Total assets	$ 50,939	$ 46,369

-- Continued --

The accompanying notes are an integral part of the consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

-- Continued --

	June 30,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 7,353	$ 4,432
Accrued liabilities	1,890	3,358
Total current liabilities	9,243	7,790

Long-term liabilities:
Asset retirement obligation	1,079	1,037

Total liabilities	10,322	8,827

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued as of June 30, 2008 and
December 31, 2007	--	--
Common stock, $0.001 par value, 100,000,000 shares
authorized, 40,303,447 and 38,196,357 issued and
outstanding as of June 30, 2008 and December 31, 2007,
respectively	40	38
Additional paid-in capital	151,977	142,901
Accumulated other comprehensive loss	(224)	(1)
Accumulated deficit	(111,176)	(105,396)
Total stockholders’ equity	40,617	37,542

Total liabilities and stockholders’ equity	$ 50,939	$ 46,369

The accompanying notes are an integral part of the consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Revenues:
Oil and gas sales	$ 4,197	$ 3,751	$ 7,469	$ 7,252
Oilfield services	998	760	1,951	1,436
Total revenues	5,195	4,511	9,420	8,688

Operating costs and expenses:
Lease operating expenses	891	902	1,768	1,809
Geological and geophysical costs	2,226	3,135	6,277	5,728
Oilfield services costs	710	634	1,276	1,032
Depreciation, depletion and amortization (DD&A)	732	557	1,447	1,098
Accretion expense	21	19	42	39
Stock compensation (G&A)	619	735	1,245	1,476
General and administrative (G&A)	1,560	1,240	3,244	2,850
Total operating costs and expenses	6,759	7,222	15,299	14,032

Operating loss	(1,564)	(2,711)	(5,879)	(5,344)

Other income :
Interest income (expense) and other income	76	29	99	37
Total other income	76	29	99	37

Net loss	(1,488)	(2,682)	(5,780)	(5,307)

Other comprehensive income (loss)
Increase (decrease) in market value of available for sale marketable securities	82	25	(223)	70

Comprehensive loss	$ (1,406)	$ (2,657)	$ (6,003)	$ (5,237)
Basic and diluted net loss per common share	$ (0.04)	$ (0.08)	$ (0.15)	$ (0.15)
Basic and diluted weighted average number of shares outstanding	40,303	35,752	39,678	35,698

The accompanying notes are an integral part of the consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (5,780)	$ (5,307)
Adjustments to reconcile net loss to net cash used in
operating activities:
Accretion expense	42	39
Depreciation, depletion and amortization	1,447	1,098
Stock issued for services	665	744
Stock compensation (G&A)	1,245	1,476
Increase (decrease) from changes in working capital items:
Accounts receivable	(3,418)	(26)
Inventory	(33)	4
Other current assets	189	52
Other assets	61	(63)
Accounts payable and accrued liabilities	(1,930)	2,153
Net cash (used in) provided by operating activities	(7,512)	170

Cash flows from investing activities:
Additions to oil and gas properties	(4,760)	(5,851)
Additions to other property and equipment	(523)	(681)
Additions to marketable securities	(204)	--
Proceeds from maturities of marketable securities	6,000	4,182
Net cash provided by (used in) investing activities	513	(2,350)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	7,169	1,180
Net cash provided by financing activities	7,169	1,180
Increase (decrease) in cash and cash equivalents	170	(1,000)
Cash and cash equivalents at beginning of period	4,262	4,644
Cash and cash equivalents at end of period	$ 4,432	$ 3,644

The accompanying notes are an integral part of the consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1: Basis of Presentation

The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and subsidiaries (“FX Energy” or the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy’s annual report on Form 10-K for the year ended December 31, 2007, and Form 10-Q for the quarter ended March 31, 2008, including the financial statements and notes thereto.

The consolidated financial statements include the accounts of FX Energy and its wholly owned subsidiaries and FX Energy’s undivided interests in Poland. All significant intercompany accounts and transactions have been eliminated in consolidation. At June 30, 2008, FX Energy owned 100% of the voting stock of all of its subsidiaries.

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

Outstanding options, warrants and unvested restricted stock as of June 30, 2008 and 2007, were as follows:

	Options, Warrants and Unvested Restricted Stock	Price Range
Balance sheet date:
June 30, 2008	4,330,602	$0.00 - $10.65
June 30, 2007	6,679,104	$0.00 - $10.65

The Company had a net loss in the periods ended June 30, 2008 and 2007. The above options, warrants and unvested restricted stock were not included in the computation of diluted earnings per share for the periods presented because the effect would have been antidilutive.

Note 3: Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48. The Company is subject to audit by the IRS and various states for the prior three years. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. There has been no change in the Company’s unrecognized tax positions since December 31, 2007. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter ended June 30, 2008.

            FX Energy recognized no income tax benefit from the net loss generated in the three months ended June 30, 2008 and 2007. Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of exploration and development activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company’s conclusion that a full valuation allowance be provided.

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

Reportable business segment information for the three months ended June 30, 2008, the six months ended June 30, 2008, and as of June 30, 2008, is as follows (in thousands):

	Reportable Segments
	Exploration & Production		Oilfield Services	Non-Segmented	Total
	U.S.	Poland
Three months ended June 30, 2008:
Revenues	$ 1,852	$ 2,345	$ 998	$ --	$ 5,195
Net income (loss)(1)	1,066	(627)	195	(2,122)	(1,488)
Six months ended June 30, 2008:
Revenues	$ 3,132	$ 4,337	$ 1,951	$ --	$ 9,420
Net income (loss)(1)	1,422	(3,247)	502	(4,457)	(5,780)
As of June 30, 2008:
Identifiable net property and equipment(2)	3,685	23,796	1,497	126	29,104

_______________

(1)

Non-segmented reconciling items for the second quarter include $1,561 of general and administrative costs, $619 of noncash stock compensation expense, $76 of other income, and $18 of corporate DD&A. Non-segmented reconciling items for the first half include $3,243 of general and administrative costs, $1,245 of noncash stock compensation expense, $99 of other income, and $68 of corporate DD&A.

(2)	Identifiable net property and equipment not associated with a segment consists of $126 of corporate office equipment, hardware and software.

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

The following table summarizes option activity for the first half of 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding:
Beginning of year	2,315,441	$5.19
Exercised	--
End of period	2,315,441	5.19	2.15
Exercisable at end of period	2,315,441	5.19	2.15	$3,055,597

                The following table summarizes option activity for the first half of 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding:
Beginning of year	2,836,833	$5.08
Exercised	(114,502)	4.34
End of period	2,722,331	5.11	2.80
Exercisable at end of period	2,414,341	4.68	2.80	$10,807,347

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on the Company’s stock price of $5.27 as of June 30, 2008, and $9.15 as of June 30, 2007, which would have been received by stock option holders had all vested in-the-money stock options been exercised as of those dates.

During the six months ended June 30, 2008 and 2007, the Company recognized $15,508 and $624,280, respectively, in expense related to unvested stock options granted prior to the adoption of SFAS No. 123R. There was no unamortized expense at June 30, 2008, related to unvested options.

During 2007, the Company issued 370,925 shares of restricted stock resulting in deferred compensation of $2,284,991, which will be amortized ratably over the three-year vesting period. Expense recognized during the first half of 2008 totaled $378,803. There were no shares of restricted stock issued during the first half of 2008.

In December of 2006, the Company issued 318,400 shares of restricted stock resulting in deferred compensation of $2,053,680, which will be amortized ratably over the three-year vesting period. Expense recognized during the first half of 2008 and 2007 totaled $340,409 and $339,491, respectively.

In November of 2005, the Company issued 298,950 shares of restricted stock to employees resulting in deferred compensation of $3,109,080, which will be amortized ratably over the three-year vesting period. Expense recognized during the first half of 2008 and 2007 totaled $510,146 and $511,858, respectively.

Note 6: Stockholders’ Equity

In February 2008, warrant holders exercised a total of 1,960,000 outstanding warrants at a price of $3.60 per share and 30,000 outstanding warrants at a price of $3.75 per share, resulting in proceeds to the Company of $7,168,500. The warrants were issued in a 2003 offering of common stock and warrants. The $3.60 warrants had an expiration date of March 1, 2008 and the $3.75 warrants had an expiration date of July 22, 2008. During the six months ended June 30, 2007, option holders exercised options for a total of 114,502 shares, resulting in proceeds of $496,389, and warrant holders exercised 190,000 outstanding warrants at a price of $3.60 per share, resulting in proceeds of $684,000.

During the first six months of 2008, the Company issued 110,090 shares for its 2007 contribution to the Company’s employee benefit plan. In addition, the Company issued 7,000 shares to consultants for services. During the first six months of 2007, the Company issued 96,756 shares for its 2006 contribution to the Company’s employee benefit plan. The Company also issued 20,000 shares primarily to consultants for services.

Note 7: Fair Value Measurements and Marketable Securities

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. FASB Staff Position No. 157-2 delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities measured on a nonrecurring basis. The Company is currently evaluating the impact of implementation with respect to nonfinancial assets and liabilities measured on a nonrecurring basis on the consolidated financial statements, which will be primarily limited to asset impairments including asset retirement obligations.

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

Level 2.  Financial assets whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

(a)	Quoted prices for similar assets in active markets;

(b)	Quoted prices for identical or similar assets in non-active markets;

(c)	Pricing models whose inputs are observable for substantially the full term of the asset; and

(d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 (in thousands).

	Fair Value Measurements on a Recurring Basis as of June 30, 2008
	Level 1	Level 2	Level 3	Total
Marketable securities	$3,482	$ --	$5,700	$9,182

Level 3 assets include $5.7 million of auction-rate securities held as of June 30, 2008.

The following table provides a summary of changes in fair value of the Company’s Level 3 marketable securities (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2008
Beginning balance	$ 8,469	$ 9,700
Transfers in	--	--
Purchases, issuances, settlements and redemptions	(2,849)	(3,775)
Unrealized gains (losses) included in other comprehensive income	80	(225)
Ending balance	$ 5,700	$ 5,700

Marketable Securities

Marketable securities on the Consolidated Balance Sheets include investments held by the Company that are classified in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The marketable securities are classified as available-for-sale. The Company’s marketable securities as of June 30, 2008, included $5.7 million of auction-rate securities. All of the auction-rate securities are AAA rated. Though the Company realized successful auctions of all of its auction-rate securities through and subsequent to December 31, 2007, during the first half of 2008, the Company experienced difficulty selling these securities due to failed auctions in the auction-rate market. During the second quarter, however, approximately $2.8 million in auction-rate securities were redeemed at par plus accrued interest. At this time, there is no effective mechanism for selling the remainder of these securities, and although, based on the advice of its financial advisors, the Company believes all remaining investments in auction-rate securities will be realized within the current operating cycle through additional redemptions, there are no assurances that they will be redeemed or that a market will be created to allow the Company to liquidate these investments. Consequently, there is a possibility that the securities owned by the Company may eventually be presented as long-term investments. The Company will continue to attempt to sell these securities until auctions succeed or issuers redeem or refinance the securities. The Company owns auction-rate securities from five different issuers, most of which have announced that they are considering various alternatives of restoring liquidity in the near term. At this time, the Company does not believe its auction-rate securities are impaired.

Note 8: Notes Payable

In November of 2006, the Company entered into a $25 million Senior Facility Agreement (the Facility) with The Royal Bank of Scotland plc. The Facility is provided to FX Energy Poland Sp. z o.o., a wholly owned subsidiary. Funds from the Facility, which became available to the Company in March 2007, may be used to cover infrastructure and development costs at a variety of the Company’s Polish gas projects and are collateralized by its commercial wells and production in Poland and guaranteed by the Company. As of June 30, 2008, the Company had no funds drawn under the Facility.

Note 9: Capitalized Exploratory Well Costs

At June 30, 2008, the Company had $5.2 million and $2.4 million of capitalized costs related to the Grundy and Kromolice North wells, both of which began drilling during the first half of 2008. As of the end of June 2008, both wells were still drilling.

Note 10: Subsequent Events

Subsequent to June 30, 2008, warrant holders exercised 504,200 warrants at an exercise price of $3.75 per share, resulting in proceeds to the Company of approximately $1.9 million. The warrants were issued in a 2003 offering of common stock and warrants with an expiration date of July 22, 2008.

Also subsequent to June 30, 2008, the Company drew $6 million under its Senior Credit Facility. This is the approximate amount of the capital cost incurred by the Company in connection with the construction of production facilities at the Zaniemysl and Wilga wells.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Introduction

Our two major operating areas (Poland and the U.S.) have very different characteristics, which are reflected in the following discussion. Our Polish operations are early in their initial development. Our U.S. operations, which include both oil production and oilfield services, are relatively mature. See “Results of Operations by Business Segment” below.

Results of Operations by Business Segment

Quarter Ended June 30, 2008, Compared to the Same Period of 2007

Exploration and Production Segment

Gas Revenues. Revenues from gas sales were $2.2 million during the second quarter of 2008, compared to $2.4 million during the same quarter of 2007. Higher gas prices were offset by lower production volumes, resulting in only a modest decline in gas revenues.

Total gas volumes retreated some 29% for the most recent quarter compared to the same period last year. Production from two of our Polish wells, the Zaniemsyl and Kleka wells, continued throughout the quarter at sustained rates. However, as we expected and previously forecasted, production at our Wilga well in Poland declined sharply.

Though gas volumes were down for the period, gas prices were up substantially. A price increase effective May 1, 2008, coupled with the continued strength of the zloty against the US dollar, resulted in higher effective gas prices. Prices received increased 32% from the second quarter of 2007 to the second quarter of 2008.

A summary of the amount and percentage change, as compared to the respective prior-year period, for gas revenues, average gas prices, and gas production volumes for the quarters ended June 30, 2008 and 2007, is set forth in the following table:

	For the Quarter Ended June 30,
	2008	2007	Change
Revenues	$2,212,000	$2,364,000	-6%
Average price (per Mcf)	$6.91	$5.24	+32%
Production volumes (Mcf)	320,077	451,065	-29%

Oil Revenues. Oil revenues were $2.0 million for the second quarter of 2008, a 43% increase over the $1.4 million recognized during the second quarter of 2007. As with our gas production, oil production at Wilga fell dramatically from the second quarter of 2007 to 2008. This well is now and is expected to be a relatively minor contributor to oil production. In addition, production from our US properties also declined by 6% due to normal production declines and decreased workovers and maintenance. These production declines, however, were more than offset by higher oil prices. Our average oil price during the second quarter of 2008 was $111.41 per barrel, a 91% increase over $58.45 per barrel received during the same quarter of 2007.

A summary of the amount and percentage change, as compared to the respective prior-year period, for oil revenues, average oil prices, and oil production volumes for the quarters ended June 30, 2008 and 2007, is set forth in the following table:

	For the Quarter Ended June 30,
	2008	2007	Change
Revenues	$1,985,000	$1,387,000	+43%
Average price (per Bbl)	$111.41	$58.45	+91%
Production volumes (Bbls)	17,817	23,727	-25%

Lease Operating Costs. Lease operating costs were $891,000 during the second quarter of 2008, compared to $902,000 during the same period of 2007. Lower operating costs in 2008 are attributable to lower indirect costs at our non-operated wells in Poland.

Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $2,226,000 during the second quarter of 2008, compared to $3,135,000 during the same period of 2007, a decrease of 29%. Second quarter 2008 exploration costs included approximately $1.3 million associated with seismic survey on our 100% owned acreage, approximately $600,000 associated with our Winna Gora three-dimensional, or 3-D, seismic survey, and the remaining costs associated with ongoing two-dimensional, or 2-D, seismic and other costs at our existing project areas. Second quarter 2007 exploration costs included approximately $1.7 million associated with our Sroda 3-D seismic survey, approximately $614,000 associated with ongoing 2-D seismic projects, and approximately $821,000 associated with 2-D seismic and other costs at our new concessions.

            DD&A Expense - Exploration and Production. DD&A expense for producing properties was $620,000 for the second quarter of 2008, an increase of 36% compared to $455,000 during the same period of 2007. The 2007 year-end negative reserve revision at the Wilga well results in higher DD&A costs, as the remaining undepleted costs for that well are allocated to smaller reserve and production volumes.

Accretion Expense. Accretion expense was $21,000 and $19,000 for the second quarter of 2008 and 2007, respectively. Accretion expense is related entirely to our Asset Retirement Obligation.

Oilfield Services Segment

Oilfield Services Revenues. Oilfield services revenues were $998,000 during the second quarter of 2008, an increase of 31% compared to $760,000 for the second quarter of 2007. We drilled seven wells for third parties during the second quarter of 2008, along with additional well service work, compared to three wells during the same period of 2007. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

Oilfield Services Costs. Oilfield services costs were $710,000 during the second quarter of 2008, compared to $634,000 during the same period of 2007. The quarter-to-quarter increase was primarily due to increased drilling activity in 2008. Oilfield services costs will also continue to fluctuate period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

DD&A Expense – Oilfield Services. DD&A expense for oilfield services was $93,000 during the second quarter of 2008, compared to $70,000 during the same period of 2007. The quarter-to-quarter increase was primarily due to new capital additions in 2007 being depreciated.

Nonsegmented Information

G&A Costs. G&A costs were $1,561,000 during the second quarter of 2008, compared to $1,240,000 during the second quarter of 2007, an increase of $321,000. Higher legal, accounting, consulting and compensation costs were the primary cause of the year-to-year increase.

Stock Compensation (G&A). As discussed above, we adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective method. For the three-month periods ended June 30, 2008 and 2007, we recognized $619,000 and $735,000, respectively, of stock compensation expense related to the amortization of unexercised options and unvested restricted stock awards.

Interest and Other Income. Interest and other income was $166,000 during the second quarter of 2008, an increase of 54% compared to $108,000 during the same period of 2007. The increase was a reflection of higher interest rates on invested cash. We accrued $39,000 in quarterly commitment fees in connection with securing the Facility, resulting in a charge to interest expense. This compares to a charge of approximately $57,000 during the second quarter of 2007. After reaching certain production benchmarks in mid-2007, our fee rate was decreased by 50%. We are also amortizing the capitalized fees associated with the Facility, which added $46,000 and $40,000 of additional interest expense during the quarters ended June 30, 2008 and 2007, respectively.

Six Months Ended June 30, 2008, Compared to the Same Period of 2007

Exploration and Production Segment

Gas Revenues. Revenues from gas sales were $4.1 million during the first half of 2008, compared to $4.5 million during the same quarter of 2007. As we expected, production at our Wilga well declined sharply. Consequently, company-wide gas production for the first half of 2008 was 29% lower than first half 2007 production. Conversely, a price increase effective May 1, 2008, coupled with the continued strength of the zloty against the US dollar, resulted in higher effective gas prices which increased 25% from the first half of 2007 to the first half of 2008.

A summary of the amount and percentage change, as compared to the respective prior-year period, for gas revenues, average gas prices, and gas production volumes for the six months ended June 30, 2008 and 2007, is set forth in the following table:

	For the Six Months Ended June 30,
	2008	2007	Change
Revenues	$4,052,000	$4,549,000	-11%
Average price (per Mcf)	$6.34	$5.06	+25%
Production volumes (Mcf)	639,421	900,076	-29%

Oil Revenues. Oil revenues were $3.4 million for the first half of 2008, a 26% increase over the $2.7 million recognized during the first half of 2007. As with our gas production, oil production at Wilga declined 84% from the first half of 2007 to 2008, which contributed significantly to the overall decrease of 30%. In addition, production from our US properties also declined by 10% due to normal production declines and decreased workovers and maintenance. These production declines, however, were more than offset by higher oil prices. Our average oil price during the first half of 2008 was $99.19 per barrel, a 79% increase over $55.29 per barrel received during the same half of 2007.

A summary of the amount and percentage change, as compared to the respective prior-year period, for oil revenues, average oil prices, and oil production volumes for the six months ended June 30, 2008 and 2007, is set forth in the following table:

	For the Six Months Ended June 30,
	2008	2007	Change
Revenues	$3,417,000	$2,703,000	+26%
Average price (per Bbl)	$99.19	$55.29	+79%
Production volumes (Bbls)	34,448	48,888	-30%

Lease Operating Costs. Lease operating costs were $1,768,000 during the first half of 2008, a decrease of $41,000, or 2%, compared to the same period of 2007. Lower operating costs in 2008 are attributable to lower indirect costs at our non-operated wells in Poland.

Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $6,277,000 during the first half of 2008, compared to $5,728,000 during the same period of 2007, an increase of 10%. First half 2008 exploration costs included approximately $4.2 million associated with seismic surveys on our 100% owned acreage, approximately $1.3 million associated with our Winna Gora 3-D seismic project, and the remaining costs associated with 2-D seismic and other costs at our existing project areas. First half 2007 exploration costs included approximately $3.3 million associated with our Sroda 3-D seismic survey, approximately $1.2 million associated with ongoing 2-D seismic projects, and approximately $1.2 million associated with 2-D seismic and other costs at our new concessions.

DD&A Expense - Exploration and Production. DD&A expense for producing properties was $1.2 million for the first half of 2008, an increase of 31% compared to $921,000 during the same period of 2007. The 2007 year-end negative reserve revision at the Wilga well results in higher DD&A costs, as the remaining undepleted costs for that well are allocated to smaller reserve and production volumes.

Accretion Expense. Accretion expense was $42,000 and $39,000 for the first half of 2008 and 2007, respectively. Accretion expense is related entirely to our Asset Retirement Obligation.

Oilfield Services Segment

Oilfield Services Revenues. Oilfield services revenues were $1,951,000 during the first half of 2008, an increase of 36% compared to $1,436,000 for the first half of 2007. We drilled fourteen wells for third parties during the first half of 2008, along with additional well service work, compared to eight wells during the same period of 2007. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

Oilfield Services Costs. Oilfield services costs were $1,276,000 during the first half of 2008, compared to $1,032,000 during the same period of 2007. The year-to-year increase was primarily due to increased drilling activity in 2008. Oilfield services costs will also continue to fluctuate period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

DD&A Expense – Oilfield Services. DD&A expense for oilfield services was $173,000 during the first half of 2008, compared to $106,000 during the same period of 2007. The year-to-year increase was primarily due to new capital additions in 2007 being depreciated.

Nonsegmented Information

G&A Costs. G&A costs were $3,244,000 during the first half of 2008, compared to $2,850,000 during the first half of 2007, an increase of $394,000. Higher legal, accounting, consulting and compensation costs were the primary cause of the year-to-year increase.

Stock Compensation (G&A). As discussed above, we adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective method. For the six-month periods ended June 30, 2008 and 2007, we recognized $1,245,000 and $1,476,000, respectively, of stock compensation expense related to the amortization of unexercised options and restricted stock purchase rights.

Interest and Other Income. Interest and other income was $275,000 during the first half of 2008, an increase of $43,000 compared to $232,000 during the same period of 2007. The increase was a reflection of higher interest rates on invested cash. We accrued $79,000 in quarterly commitment fees in connection with securing the Facility, resulting in a charge to interest expense. This compares to a charge of approximately $119,000 during the first half of 2007. After reaching certain production benchmarks in mid-2007, our fee rate was decreased by 50%. We are also amortizing the capitalized fees associated with the Facility, which added $91,000 and $77,000 of additional interest expense during the quarters ended June 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities, and agreements with industry participants that funded our share of costs in certain exploratory activities in return for an interest in our properties. In addition, cash flow from our production operations has been providing a significant portion of our capital needs for the past 18 months. As of June 30, 2008, we have classified approximately $5.7 million of auction-rate securities as Level 3 financial assets. See Note 7 to the financial statements for additional information concerning fair value accounting for our investments. We continue to monitor the auction-rate market. We are optimistic that the remainder of our auction-rate investments will be either refinanced or redeemed, or that liquidity will return to the auction-rate market within our normal operating cycle. However, our other cash resources and marketable securities at June 30, 2008, together with anticipated revenues in 2008 and availability under our $25 million Senior Facility Agreement, are sufficient to cover our planned capital and exploration program and ongoing operations in the United States and Poland for the next 12 months.

We may seek to obtain additional funds for future capital expenditures from the sale of additional securities, project financing, sale of partial property interests, or other arrangements, all of which may dilute the interest of our existing stockholders or our interest in the specific project financed. We will allocate our existing capital as well as funds we may obtain in the future among our various projects at our discretion. We may change the allocation of capital among the categories of anticipated expenditures depending upon future events. For example, we may change the allocation of our expenditures based on the actual results and costs of future exploration, appraisal, development, production, property acquisition and other activities.

Working Capital (current assets less current liabilities). Our working capital, including the $5.7 million of auction-rate securities classified as Level 3 financial assets, was $11,333,000, a decrease of $4,041,000 from our working capital at December 31, 2007, of $15,374,000. As of June 30, 2008, our cash and cash equivalents and marketable securities totaled approximately $13.6 million. We have no outstanding long-term debt.

Operating Activities. Net cash used in operating activities was $7,512,000 during the first half of 2008, compared to net cash provided by operating activities of $170,000 during the first half of 2007. The decline was due primarily to higher exploration costs, higher receivables due to higher oil and gas prices, as well as a significant reduction in our current liabilities during 2008.

Investing Activities. During the first half of 2008, we received $513,000 from investing activities. We received proceeds of $6,000,000 from maturities of marketable securities, purchased marketable securities of $204,000, used $3,670,000 for current year capital additions in Poland and $662,000 related to our proved properties in the United States, used $428,000 to pay accounts payable related to prior-year capital costs, and used $523,000 for capital additions in our office and drilling equipment. During the first half of 2007, we used $2,350,000 in investing activities. We received proceeds of $4,182,000 from maturities of marketable securities, used $3,303,000 for current year capital additions in Poland and $189,000 related to our proved properties in the United States, used $2,359,000 to pay accounts payable related to prior-year capital costs, and used $681,000 for capital additions in our office and drilling equipment.

Financing Activities. During the first half of 2008, warrant holders exercised warrants for a total of 1,990,000 shares, resulting in proceeds of approximately $7,169,000. During the first half of 2007, options holders exercised options for a total of 10,333 shares, resulting in proceeds of approximately $39,000. Also during the first half of 2007, we paid $131,000 in loan fees associated with our Facility. No such fees were paid in 2008.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Our management reviews these estimates and assumptions, which are based on historical experience, changes in business conditions, and other relevant factors that it believes to be reasonable under the circumstances. In any given reporting period, actual results could differ from the estimates and assumptions used in preparing our financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

            There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The three pending actions against the Company and certain of our officers and directors in the United States District Court for the District of Utah have been consolidated under the caption In re FX Energy, Inc., Securities Litigation, and a consolidated complaint has been filed by the lead plaintiff that alleges that the defendants violated the antifraud provisions of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misrepresentations and omissions regarding our Sroda-5 and Lugi-1 projects between January 20, 2005, and January 5, 2006. The consolidated complaint seeks damages to be determined at trial, interest, costs and such other relief as the court may deem appropriate. On June 20, 2008, we filed a motion to dismiss, with supporting memorandum, for failure to state a claim upon which relief can be granted. We intend to defend vigorously this consolidated action on behalf of all defendants.

Another pending action filed in the United States District Court for the District of Utah entitled Leilani York, derivatively on behalf of nominal defendant FX Energy, Inc., plaintiff v. David N. Pierce, Dennis B. Goldstein, Arnold S. Grundvig, Jr., Richard Hardman, Tom Lovejoy, Jerzy Maciolek, Clay Newton, Andrew W. Pierce, and David Worrell, defendants, and FX Energy, Inc., nominal defendant, asserts derivative claims on our behalf against certain of our directors and certain of our current and former executive officers has been stayed pending final resolution of the In re FX Energy, Inc., Securities Litigation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 10, 2008, at the annual meeting of our stockholders, the stockholders voted as indicated on the following matters submitted to them for consideration:

(a)        Elect David N. Pierce and Dennis B. Goldstein as our directors by a plurality as shown below:

Director	For	Withheld Authority	Against
David N. Pierce	31,453,569	3,712,798	-
Dennis B. Goldstein	31,426,890	3,739,477	-

(b)       Ratify the appointment of PricewaterhouseCoopers as our independent registered public accounting firm as shown below:

For	Against	Abstain
34,864,087	220,598	81,681

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14	Attached

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

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

FX ENERGY, INC.

(Registrant)

Date: August 7, 2008	By: /s/ David N. Pierce

David N. Pierce, President, Chief Executive Officer

Date: August 7, 2008	By:/s/ Clay Newton

Clay Newton, Principal Financial Officer