Form 10-Q
period 2008-09-30
FX ENERGY INC
filed 2008-11-07
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of November 3, 2008, was 41,706,145.

FX ENERGY, INC. AND SUBSIDIARIES

Form 10-Q for the Three Months Ended September 30, 2008

TABLE OF CONTENTS

Item		Page
	Part I Financial Information

1	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Consolidated Statements of Cash Flows	6
	Notes to the Consolidated Financial Statements	7
2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	15
3	Quantitative and Qualitative Disclosures about Market Risk	22
4	Controls and Procedures	23

	Part II Other Information

1	Legal Proceedings	24
1A	Risk Factors	24
6	Exhibits	25
--	Signatures	26

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$ 11,036	$ 4,262
Marketable securities	5,558	15,202
Accounts receivable:
Accrued oil sales	1,350	1,906
Joint interest and other receivables	1,830	805
Input VAT receivable	3,307	446
Inventory	210	178
Other current assets	478	365
Total current assets	23,769	23,164

Property and equipment, at cost:
Oil and gas properties (successful efforts method):
Proved	29,373	23,491
Unproved	14,527	2,001
Other property and equipment	6,315	5,590
Gross property and equipment	50,215	31,082
Less accumulated depreciation, depletion and amortization	(11,240)	(9,197)
Net property and equipment	38,975	21,885

Other assets:
Certificates of deposit	406	406
Loan fees	868	914
	1,274	1,320
Total assets	$ 64,018	$ 46,369

-- Continued --

The accompanying notes are an integral part of the consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

-- Continued --

	September 30,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 8,225	$ 4,432
Loan from UBS Bank	3,354	--
Accrued liabilities	368	3,358
Total current liabilities	11,947	7,790

Long-term liabilities:
Notes payable	11,000	--
Asset retirement obligation	1,100	1,037
Total current liabilities	12,100	1,037

Total liabilities	24,047	8,827

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued as of September 30, 2008 and
December 31, 2007	--	--
Common stock, $0.001 par value, 100,000,000 shares
authorized, 40,889,040 and 38,196,357 issued and
outstanding as of September 30, 2008 and December 31,
2007, respectively	41	38
Additional paid-in capital	154,794	142,901
Accumulated other comprehensive loss	--	(1)
Accumulated deficit	(114,864)	(105,396)
Total stockholders’ equity	39,971	37,542

Total liabilities and stockholders’ equity	$ 64,018	$ 46,369

The accompanying notes are an integral part of the consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Oil and gas sales	$ 3,885	$ 4,014	$ 11,354	$ 11,267
Oilfield services	1,211	1,229	3,162	2,665
Total revenues	5,096	5,243	14,516	13,932

Operating costs and expenses:
Lease operating expenses	930	903	2,698	2,711
Geological and geophysical costs	3,683	1,245	9,960	6,973
Oilfield services costs	815	648	2,091	1,680
Depreciation, depletion and amortization (DD&A)	653	553	2,101	1,652
Accretion expense	21	20	63	59
Stock compensation (G&A)	622	657	1,866	2,132
General and administrative (G&A)	1,974	1,270	5,218	4,121
Total operating costs and expenses	8,698	5,296	23,997	19,328

Operating loss	(3,602)	(53)	(9,481)	(5,396)

Other income (expense):
Interest income (net of interest expense) and other income (expense)	(86)	219	13	255
Total other income (expense)	(86)	219	13	255

Net income (loss)	(3,688)	166	(9,468)	(5,141)

Other comprehensive income (loss)
Increase (decrease) in market value of available for sale marketable securities	224	(56)	1	14

Comprehensive income (loss)	$ (3,464)	$ 110	$ (9,467)	$ (5,127)
Basic and diluted net income (loss) per common share
	$ (0.09)	$ 0.00	$ (0.24)	$ (0.14)
Basic weighted average number of
shares outstanding	40,747	37,522	40,037	36,313
Diluted weighted average number of
shares outstanding	40,747	43,741	40,037	36,313

The accompanying notes are an integral part of the consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (9,468)	$ (5,141)
Adjustments to reconcile net loss to net cash used in
operating activities:
Accretion expense	63	59
Depreciation, depletion and amortization	2,101	1,652
Stock issued for services	665	745
Stock compensation (G&A)	1,866	2,132
Increase (decrease) from changes in working capital items:
Accounts receivable	(3,330)	(649)
Inventory	(32)	31
Other current assets	(113)	(157)
Other assets	46	(124)
Accounts payable and accrued liabilities	(663)	1,686
Net cash (used in) provided by operating activities	(8,865)	234

Cash flows from investing activities:
Additions to oil and gas properties	(16,941)	(6,945)
Additions to other property and equipment	(783)	(728)
Additions to marketable securities	(170)	(9,325)
Proceeds from maturities of marketable securities	9,815	4,442
Net cash used in investing activities	(8,079)	(12,556)

Cash flows from financing activities:
Proceeds from sale of common stock, net	--	12,436
Proceeds from notes payable	11,000	--
Proceeds from UBS Bank loan	3,354	--
Proceeds from exercise of stock options and warrants	9,364	1,689
Net cash provided by financing activities	23,718	14,125
Increase in cash and cash equivalents	6,774	1,803
Cash and cash equivalents at beginning of period	4,262	4,644
Cash and cash equivalents at end of period	$ 11,036	$ 6,447

The accompanying notes are an integral part of the consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1: Basis of Presentation

The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and subsidiaries (“FX Energy” or the “Company”), the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy’s annual report on Form 10-K for the year ended December 31, 2007, and quarterly reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, including the financial statements and notes thereto.

The consolidated financial statements include the accounts of FX Energy and its wholly owned subsidiaries and FX Energy’s undivided interests in Poland. All significant intercompany accounts and transactions have been eliminated in consolidation. At September 30, 2008, FX Energy owned 100% of the voting stock of all of its subsidiaries.

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

Outstanding options, warrants, and unvested restricted stock as of September 30, 2008 and 2007, were as follows:

	Options, Warrants and Unvested Restricted Stock	Price Range
Balance sheet date:
September 30, 2008	3,745,009	$0.00 - $10.65
September 30, 2007	6,484,616	$0.00 - $10.65

The Company had a net loss in each of the nine month periods ended September 30, 2008 and 2007. The above options, warrants and unvested restricted stock were not included in the computation of diluted earnings per share for the periods presented because the effect would have been antidilutive.

Note 3: Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48. The Company is subject to audit by the IRS and various states for the prior three years. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. There has been no change in the Company’s unrecognized tax positions since December 31, 2007. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized during the three and nine months ended September 30, 2008.

FX Energy recognized no income tax benefit from the net income (loss) generated in the three and nine month periods ended September 30, 2008 and 2007. Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of exploration and development activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company’s conclusion that a full valuation allowance be provided.

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

Reportable business segment information for the three months ended September 30, 2008, the nine months ended September 30, 2008, and as of September 30, 2008, is as follows (in thousands):

	Reportable Segments
	Exploration & Production		Oilfield Services	Non-Segmented	Total
	U.S.	Poland
Three months ended September 30, 2008:
Revenues	$ 1,826	$ 2,059	$ 1,211	$ --	$ 5,096
Net income (loss)(1)	537	(1,818)	288	(2,695)	(3,688)
Nine months ended September 30, 2008:
Revenues	$ 4,959	$ 6,395	$ 3,162	$ --	$14,516
Net income (loss)(1)	1,870	(4,972)	792	(7,158)	(9,468)
As of September 30, 2008:
Identifiable net property and equipment(2)	$ 3,331	$33,887	$ 1,645	$ 112	$38,975

_______________

(1)

Non-segmented reconciling items for the third quarter include $1,975 of general and administrative costs, $621 of noncash stock compensation expense, $86 of other expense, and $13 of corporate DD&A. Non-segmented reconciling items for the first nine months include $5,218 of general and administrative costs, $1,866 of noncash stock compensation expense, $13 of other income, and $87 of corporate DD&A.

(2)	Identifiable net property and equipment not associated with a segment consists of $112 of corporate office equipment, hardware and software.

            Reportable business segment information for the three months ended September 30, 2007, the nine months ended September 30, 2007, and as of September 30, 2007, is as follows (in thousands):

	Reportable Segments
	Exploration & Production		Oilfield Services	Non-Segmented	Total
	U.S.	Poland
Three months ended September 30, 2007:
Revenues	$ 1,116	$ 2,898	$1,229	$ --	$ 5,243
Net income (loss)(1)	341	1,049	503	(1,727)	166
Nine months ended September 30, 2007:
Revenues	$ 2,958	$ 8,309	$2,665	$ --	$ 13,932
Net income (loss)(1)	410	(259)	802	(6,094)	(5,141)
As of September 30, 2007:
Identifiable net property and equipment(2)	$ 2,978	$19,201	$1,108	$ 70	$ 23,357

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

The Company follows the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). Under SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company adopted SFAS No. 123R using the modified prospective transition method. Under this method, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date that are subsequently modified or cancelled. Compensation expense for unvested awards at the effective date will be recognized over the remaining requisite service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, “Accounting for Stock-Based Compensation.”

The following table summarizes option activity for the first nine months of 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding:
Beginning of year	2,315,441	$5.19
Exercised	--
End of period	2,315,441	$5.19	2.15
Exercisable at end of period	2,315,441	$5.19	2.15	$6,115,155

                The following table summarizes option activity for the first nine months of 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding:
Beginning of year	2,836,833	$5.08
Exercised	(151,114)	4.27
Cancelled	(54,666)	8.42
End of period	2,631,053	$5.05	2.56
Exercisable at end of period	2,619,388	$5.03	2.56	$7,205,293

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on the Company’s stock price of $7.44 as of September 30, 2008, and $7.45 as of September 30, 2007, which would have been received by stock option holders had all vested in-the-money stock options been exercised as of those dates.

During the nine months ended September 30, 2008 and 2007, the Company recognized $15,508 and $830,760, respectively, in expense related to unvested stock options granted prior to the adoption of SFAS No. 123R. There was no unamortized expense at September 30, 2008, related to unvested options.

During 2007, the Company issued 370,925 shares of restricted stock resulting in deferred compensation of $2,284,991, which will be amortized ratably over the three-year vesting period. Expense recognized during the first nine months of 2008 and 2007 totaled $570,278 and $22,837, respectively. There were no shares of restricted stock issued during the first nine months of 2008.

During 2006, the Company issued 318,400 shares of restricted stock resulting in deferred compensation of $2,053,680, which will be amortized ratably over the three-year vesting period. Expense recognized during the first nine months of 2008 and 2007 totaled $512,483 and $512,050, respectively.

During 2005, the Company issued 298,950 shares of restricted stock to employees resulting in deferred compensation of $3,109,080, which will be amortized ratably over the three-year vesting period. Expense recognized during the first nine months of 2008 and 2007 totaled $768,023 and $766,610, respectively.

Note 6: Stockholders’ Equity

During the first nine months of 2008, warrant holders exercised a total of 1,960,000 outstanding warrants at a price of $3.60 per share and 615,593 outstanding warrants at a price of $3.75 per share, resulting in proceeds to the Company of $9,364,474. The warrants were issued in a 2003 offering of common stock and warrants. The $3.60 warrants had an expiration date of March 1, 2008, and the $3.75 warrants had expiration dates of July 22 and November 5, 2008.

During the nine months ended September 30, 2007, the Company sold 1,500,000 shares of common stock to certain institutional investors in a registered direct offering. The offering price was $8.63 per share. After offering costs and expenses, the offering resulted in net proceeds to the Company of approximately $12.4 million. Also, during the same period, option holders exercised options for a total of 151,114 shares, resulting in proceeds of $644,990, and warrant holders exercised warrants for a total of 290,000 shares, resulting in proceeds of $1,044,000.

During the first nine months of 2008, the Company issued 110,090 shares for its 2007 contribution to the Company’s employee benefit plan. In addition, the Company issued 7,000 shares to consultants for services. During the first nine months of 2007, the Company issued 96,756 shares for its 2006 contribution to the Company’s employee benefit plan. The Company also issued 20,000 shares to consultants for services.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (in thousands).

	Fair Value Measurements on a Recurring Basis as of September 30, 2008
	Level 1	Level 2	Level 3	Total
Marketable securities and other receivables	$ --	$ --	$5,881	$5,881

Level 3 assets include $5,558,000 of auction-rate securities and $323,000 related to certain “put” rights associated with the auction-rate securities, and which is included in other receivables as of September 30, 2008.

The following table provides a summary of changes in fair value of the Company’s Level 3 marketable securities (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2008
Beginning balance	$ 5,700	$ 9,700
Transfers in	323	323
Purchases, issuances, settlements and redemptions	(366)	(4,143)
Reduction in losses included in other comprehensive income	224	1
Ending balance	$ 5,881	$ 5,881

Marketable Securities

Marketable securities on the Consolidated Balance Sheets include investments held by the Company that are classified in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The marketable securities have historically been classified as available-for-sale. The Company’s marketable securities as of September 30, 2008, included $5.6 million of auction-rate securities.

            In August of 2008, UBS Financial Services, the Company’s financial advisor, announced a settlement plan to restore liquidity to its clients holding auction rate securities. According to the terms of the settlement agreement, the Company has the ability to borrow from UBS Bank up to 75% of the par value of its auction rate securities at an interest rate that is equivalent to the yield of the underlying securities. As of September 30, 2008, the Company had borrowed a total of $3,354,000 from UBS, using certain auction rate securities as collateral. These loans are shown as a current liability on the balance sheet. As individual auction rate securities are redeemed by their issuers, the proceeds from those redemptions will be used to reduce the loans. Subsequent to September 30, 2008, the loans have been reduced by approximately $750,000 due to redemptions of auction rate securities.

As part of the settlement, the Company also received certain “put” rights, which enable the Company to require UBS to purchase, at par value plus accrued interest, all of the auction rate securities at fixed, future dates. As of September 30, 2008, the Company had certain auction rate securities with a market value of $2,769,000 that are eligible to be “put” to UBS on January 2, 2009 and certain other auction rate securities with a market value of $2,789,000 that are eligible to be “put” to UBS on June 30, 2009.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.

The Company has elected to use the provisions of SFAS No. 159 to determine a fair value for the UBS “put” rights. The Company has determined the value of the “put” rights to be $323,000, which is the difference between the par value and the fair value of the auction rate securities. This amount has been recorded as a current receivable on the balance sheet, with a corresponding gain of $323,000 recorded as other income in the statement of operations.

In order to record the receivable associated with the “put” rights, the Company also changed the classification of its marketable securities from ‘available-for-sale’ to ‘trading’ securities. This change resulted in a loss of $323,000 associated with transferring the historical temporary losses related to auction rate securities from other comprehensive income (losses) to earnings. The loss is recorded as other expense in the statement of operations. There was no cash impact on the Company’s balance sheet or statements of operations and cash flow associated with the gain and loss that resulted from these transactions.

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

                The following table provides a summary of changes in notes payable (in thousands):

	Three Months Ended	Nine Months Ended
September 30, 2008
Beginning balance	$ --	$ --
Proceeds from borrowings	11,000	11,000
Ending balance	$ 11,000	$ 11,000

Interest on borrowed funds is accrued at LIBOR plus 1.25%. The average interest rate on the outstanding balance at September 30, 2008 was 4.33% per annum. The Facility is an interest-only facility until December 31, 2010, on which date the Facility’s principal amount is currently scheduled to be reduced to $20 million, unless the Company expands the principal amount or extends the scheduled reduction date. See Note 10: Subsequent Events for additional information.

Note 9: Capitalized Exploratory Well Costs

At September 30, 2008, the Company had $8.7 million and $3.4 million of capitalized costs related to the Grundy-2 and Sroda-6 wells, respectively, both of which began drilling during the first half of 2008. As of September 30, 2008, drilling and testing was ongoing at Sroda-6. The Company is evaluating data from the Grundy-2 well, and is currently planning to conduct additional tests, including fracture stimulation, in the coming months.

Note 10: Subsequent Events

Subsequent to September 30, 2008, warrant holders exercised 639,780 warrants at an exercise price of $3.75 per share, resulting in proceeds to the Company of approximately $2.4 million. The warrants were issued in a 2003 offering of common stock and warrants with an expiration date of November 5, 2008. All warrants associated with the Company’s 2003 offerings have now been exercised. Subsequent to September 30, 2008, option holders exercised 145,000 options at an exercise price of $2.44 per share, resulting in proceeds to the Company of approximately $354,000.

Also subsequent to September 30, 2008, the Company drew the remaining $14 million available under its Senior Credit Facility. The additional borrowing was not tied to specific immediate capital needs; rather it was a precautionary move in light of current instability in the credit markets. The primary long-term use for the cash will be to fund the development of the Company's existing Polish natural gas properties.

According to its foreign currency risk policy, subsequent to September 30, 2008, the Company purchased certain Polish zloty forward contracts to match future expected capital requirements in Poland.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Introduction

Our two major operating areas (Poland and the U.S.) have very different characteristics, which are reflected in the following discussion. Our Polish operations are early in their initial exploration and development. Our U.S. operations, which include both oil production and oilfield services, are relatively mature. See “Results of Operations by Business Segment” below.

Results of Operations by Business Segment

Quarter Ended September 30, 2008, Compared to the Same Period of 2007

Exploration and Production Segment

Gas Revenues. Revenues from gas sales were $2.0 million during the third quarter of 2008, compared to $2.5 million during the same quarter of 2007. Higher gas prices were offset by lower production volumes, resulting in only a modest decline in gas revenues.

Total gas volumes retreated approximately 40% for the most recent quarter compared to the same period last year. Production from two of our Polish wells, the Zaniemsyl and Kleka wells, continued throughout the quarter at sustained rates. However, as we expected and previously forecasted, production at our Wilga well in Poland declined sharply.

Though gas volumes were down for the period, gas prices were up substantially. A price increase effective May 1, 2008, coupled with the continued strength of the zloty against the U.S. dollar, resulted in higher effective gas prices. Sales prices increased 30% from the third quarter of 2007 to the third quarter of 2008.

A summary of the amount and percentage change, as compared to the respective prior-year period, for gas revenues, average gas prices, and gas production volumes for the quarters ended September 30, 2008 and 2007, is set forth in the following table:

	For the Quarter Ended September 30,
	2008	2007	Change
Revenues	$1,965,000	$2,501,000	-21%
Average price (per thousand cubic feet)	$ 7.00	$ 5.37	+30%
Production volumes (thousand cubic feet)	280,561	466,054	-40%

Oil Revenues. Oil revenues were $1.9 million for the third quarter of 2008, a 27% increase over the $1.5 million recognized during the third quarter of 2007. As with our gas production, oil production at Wilga fell dramatically from the third quarter of 2007 to 2008. This well is now and is expected to be a relatively minor contributor to oil production. Conversely, production from our US properties increased by 2% from 2007 levels. The overall production decline, however, was more than offset by higher oil prices. Our average oil price during the third quarter of 2008 was $104.68 per barrel, a 52% increase over $68.74 per barrel received during the same quarter of 2007.

            A summary of the amount and percentage change, as compared to the respective prior-year period, for oil revenues, average oil prices, and oil production volumes for the quarters ended September 30, 2008 and 2007, is set forth in the following table:

	For the Quarter Ended September 30,
	2008	2007	Change
Revenues	$1,920,000	$1,514,000	+27%
Average price (per barrel of oil)	$ 104.68	$ 68.74	+52%
Production volumes (barrels of oil)	18,346	22,021	-17%

Lease Operating Costs. Lease operating costs were $930,000 during the third quarter of 2008, compared to $903,000 during the same period of 2007. Lower indirect costs at our non-operated wells in Poland in 2008 were offset by higher production taxes in the United States.

Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $3,683,000 during the third quarter of 2008, compared to $1,245,000 during the same period of 2007, an increase of 196%. Third quarter 2008 exploration costs included approximately $1.6 million associated with three-dimensional, or 3-D, seismic surveys, and approximately $2.0 million associated with ongoing two-dimensional, or 2-D, seismic and other exploratory projects at our existing prospect areas in Poland. In addition, we also incurred $464,000 associated with two dry holes drilled in Montana. Third quarter 2007 exploration costs included approximately $674,000 associated with 3-D seismic surveys and the remainder associated with 2-D seismic and other exploratory projects at our prospects in Poland.

DD&A Expense - Exploration and Production. DD&A expense for producing properties was $528,000 for the third quarter of 2008, an increase of 17% compared to $452,000 during the same period of 2007. The 2007 year-end negative reserve revision at the Wilga well resulted in higher DD&A costs, as the remaining undepleted costs for that well are allocated to smaller reserve and production volumes.

Accretion Expense. Accretion expense was $21,000 and $20,000 for the third quarter of 2008 and 2007, respectively. Accretion expense is related entirely to our Asset Retirement Obligation.

Oilfield Services Segment

Oilfield Services Revenues. Oilfield services revenues were $1,211,000 during the third quarter of 2008 compared to $1,229,000 for the third quarter of 2007. We drilled six wells for third parties during the third quarter of 2008, along with additional well service work, compared to five wells during the same period of 2007. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number and depth of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

Oilfield Services Costs. Oilfield services costs were $815,000 during the third quarter of 2008, compared to $648,000 during the same period of 2007. The quarter-to-quarter increase was primarily due to increased drilling activity and higher drilling materials costs in 2008. Oilfield services costs will also continue to fluctuate period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

            DD&A Expense – Oilfield Services. DD&A expense for oilfield services was $107,000 during the third quarter of 2008, compared to $78,000 during the same period of 2007. The quarter-to-quarter increase was primarily due to new capital additions in 2007 being depreciated.

Nonsegmented Information

G&A Costs. G&A costs were $1,974,000 during the third quarter of 2008, compared to $1,270,000 during the third quarter of 2007, an increase of $704,000. Higher compensation, legal, accounting, and foreign exchange costs were the primary cause of the year-to-year increase.

Stock Compensation (G&A). As discussed above, we adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective method. For the three-month periods ended September 30, 2008 and 2007, we recognized $622,000 and $657,000, respectively, of stock compensation expense related to the amortization of unexercised options and unvested restricted stock awards.

Interest and Other Income (Expense). Interest and other income (expense) was $(86,000) during the third quarter of 2008, compared to interest and other income of $219,000 during the same period of 2007. The change was a reflection of interest expense on long-term debt being accrued for the first time during the 2008 third quarter. We had no long-term debt during 2007. During the 2008 third quarter, we incurred $62,000 in interest expense, $31,000 in quarterly commitment fees and $46,000 related to the amortization of capitalized fees, all of which are associated with our credit facility. These costs offset interest income of $53,000. During the third quarter of 2007, we incurred $83,000 in commitment fees and amortization charges related to the credit facility, which were offset by $302,000 of interest income.

Nine Months Ended September 30, 2008, Compared to the Same Period of 2007

Exploration and Production Segment

Gas Revenues. Revenues from gas sales were $6.0 million during the first nine months of 2008, compared to $7.1 million during the same period of 2007. As we expected, production at our Wilga well declined sharply. Consequently, company-wide gas production for the first nine months of 2008 was 33% lower than first nine months 2007 production. Conversely, a price increase effective May 1, 2008, coupled with the continued strength of the zloty against the US dollar, resulted in higher effective gas prices which increased 27% from the first nine months of 2007 to the first nine months of 2008.

A summary of the amount and percentage change, as compared to the respective prior-year period, for gas revenues, average gas prices, and gas production volumes for the nine months ended September 30, 2008 and 2007, is set forth in the following table:

	For the Nine Months Ended September 30,
	2008	2007	Change
Revenues	$6,017,000	$7,050,000	-15%
Average price (per thousand cubic feet)	$ 6.54	$ 5.16	+27%
Production volumes (thousand cubic feet)	919,982	1,365,769	-33%

            Oil Revenues. Oil revenues were $5.3 million for the first nine months of 2008, a 27% increase over the $4.2 million recognized during the first nine months of 2007. As with our gas production, oil production at Wilga declined 85% from the first nine months of 2007 to 2008, which contributed significantly to the overall decrease of 25%. In addition, production from our US properties also declined by 7% due to normal production declines and decreased workovers and maintenance. These production declines, however, were more than offset by higher oil prices. Our average oil price during the first nine months of 2008 was $101.10 per barrel, a 68% increase over $60.02 per barrel received during the same nine months of 2007.

A summary of the amount and percentage change, as compared to the respective prior-year period, for oil revenues, average oil prices, and oil production volumes for the nine months ended September 30, 2008 and 2007, is set forth in the following table:

	For the Nine Months Ended September 30,
	2008	2007	Change
Revenues	$5,337,000	$4,217,000	+27%
Average price (per barrel of oil)	$ 101.10	$ 60.02	+68%
Production volumes (barrels of oil)	52,794	70,261	-25%

Lease Operating Costs. Lease operating costs were $2,698,000 during the first nine months of 2008, a decrease of $13,000 compared to the same period of 2007. Lower operating costs in 2008 are attributable to lower indirect costs at our non-operated wells in Poland.

Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $9,960,000 during the first nine months of 2008, compared to $6,973,000 during the same period of 2007, an increase of 43%. First nine months 2008 exploration costs included approximately $4.5 million associated with seismic surveys on our 100% owned acreage, approximately $3.0 million associated with 3-D seismic surveys, and approximately $2.0 million associated with ongoing 2-D seismic and other exploratory projects at our existing prospect areas in Poland. In addition, we also incurred $464,000 associated with two dry holes drilled in Montana. First nine months 2007 exploration costs included approximately $4.0 million associated with seismic surveys, with the remainder being spent on ongoing 2-D seismic surveys and other exploratory projects in Poland.

DD&A Expense - Exploration and Production. DD&A expense for producing properties was $1.7 million for the first nine months of 2008, an increase of 26% compared to $1.4 million during the same period of 2007. The 2007 year-end negative reserve revision at the Wilga well resulted in higher DD&A costs, as the remaining undepleted costs for that well are allocated to smaller reserve and production volumes.

Accretion Expense. Accretion expense was $63,000 and $59,000 for the first nine months of 2008 and 2007, respectively. Accretion expense is related entirely to our Asset Retirement Obligation.

Oilfield Services Segment

Oilfield Services Revenues. Oilfield services revenues were $3,162,000 during the first nine months of 2008, an increase of 19% compared to $2,665,000 for the first nine months of 2007. We drilled 20 wells for third parties during the first nine months of 2008, along with additional well service work, compared to 12 wells during the same period of 2007. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number and depth of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

Oilfield Services Costs. Oilfield services costs were $2,091,000 during the first nine months of 2008, compared to $1,680,000 during the same period of 2007. The year-to-year increase was primarily due to increased drilling activity and higher drilling materials costs in 2008. Oilfield services costs will also continue to fluctuate period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

DD&A Expense – Oilfield Services. DD&A expense for oilfield services was $282,000 during the first nine months of 2008, compared to $186,000 during the same period of 2007. The year-to-year increase was primarily due to new capital additions in 2007 being depreciated.

Nonsegmented Information

G&A Costs. G&A costs were $5,218,000 during the first nine months of 2008, compared to $4,121,000 during the first nine months of 2007, an increase of $1,097,000. Higher compensation, legal, accounting, and foreign exchange costs were the primary cause of the year-to-year increase.

Stock Compensation (G&A). As discussed above, we adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective method. For the nine-month periods ended September 30, 2008 and 2007, we recognized $1,866,000 and $2,132,000, respectively, of stock compensation expense related to the amortization of unexercised options and restricted stock purchase rights.

Interest and Other Income. Interest and other income was $13,000 during the first nine months of 2008, compared to interest and other income of $255,000 during the same period of 2007. The change was partially due to interest expense on long-term debt being accrued for the first time during the first nine months of 2008. We had no long-term debt during 2007. During the first nine months of 2008, we incurred $62,000 in interest expense, $111,000 in quarterly commitment fees and $137,000 related to the amortization of capitalized fees, all of which are associated with our credit facility. These costs offset interest income of $323,000. During the third quarter of 2007, we incurred $273,000 in commitment fees and amortization charges related to the credit facility, which were offset by $528,000 in interest income.

Liquidity and Capital Resources

To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities, and agreements with industry participants that funded our share of costs in certain exploratory activities in return for an interest in our properties. In addition, cash flow from our production operations has been providing a portion of our capital needs for the past 18 months. As of September 30, 2008, we have classified approximately $5,558,000 of auction-rate securities as Level 3 financial assets. See Note 7 to these financial statements for additional information concerning fair value accounting for our investments. The settlement plan announced by UBS will allow us to convert all remaining auction-rate securities to cash within our normal operating cycle.

While we have not experienced significant impacts from the economic crisis through the third quarter of 2008, the global economy is slowing. The recent strengthening of the U.S. dollar will, if it continues, have a negative impact on our fourth quarter revenue and operating profit; conversely, our U.S. dollar denominated capital costs in Poland will decrease at the same rate. We expect our exploration and development programs will continue in spite of the economic downturn.  Our company’s operating cash flow combined with our cash resources, marketable securities and funds available under our existing credit facility as of September 30, 2008 should more than enable us to meet our capital needs in the United States and Poland for the next 12 months without significant modifications to our existing exploration and drilling plans.

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

Working Capital (current assets less current liabilities). Our working capital, including the $5.6 million of auction-rate securities classified as Level 3 financial assets, was $11,822,000, a decrease of $3,552,000 from our working capital at December 31, 2007, of $15,374,000. As of September 30, 2008, our cash and cash equivalents and marketable securities totaled approximately $16.6 million. As of September 30, 2008, we had $11 million in outstanding long-term debt. As discussed previously, the outstanding balance of our long-term debt is interest-bearing only until December 31, 2010.

Operating Activities. Net cash used in operating activities was $8,865,000 during the first nine months of 2008, compared to net cash provided by operating activities of $234,000 during the first nine months of 2007. The increase in cash used was due primarily to higher exploration costs, higher receivables due to higher oil and gas prices, as well as a significant reduction in our current liabilities during 2008.

            Investing Activities. During the first nine months of 2008, we used $8,079,000 from investing activities. We received proceeds of $9,815,000 from maturities of marketable securities, purchased marketable securities of $170,000, used $15,614,000 for current year capital additions in Poland and $899,000 related to our proved properties in the United States, used $428,000 to pay accounts payable related to prior-year capital costs, and used $783,000 for capital additions in our office and drilling equipment. During the first nine months of 2007, we used $12,556,000 in investing activities. We received proceeds of $4,442,000 from maturities of marketable securities, purchased marketable securities of $9,325,000, used $4,309,000 for 2007 capital additions in Poland and $277,000 related to our proved properties in the United States, used $2,359,000 to pay accounts payable related to prior-year capital costs, and used $728,000 for capital additions in our drilling and office equipment.

Financing Activities. During the first nine months of 2008, warrant holders exercised warrants for a total of 2,575,593 shares, resulting in proceeds of approximately $9,364,000. As discussed previously, we also borrowed $11 million during this time period under our credit facility, and subsequent to September 30, 2008, borrowed the remaining $14 million available under the facility to fund a portion of our capital needs for the next 12 months. During the first nine months of 2007, option and warrant holders exercised options and warrants for a total of 441,114 shares, resulting in proceeds of $1,689,000. We also received $2.8 million from the exercise of options and warrants subsequent to September 30, 2008.

New Accounting Pronouncements

In October 2008 the FASB issued Staff Position (“FSP”) SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective October 10, 2008 and must be applied to prior periods for which financial statements have not been issued. The application of this FSP did not have a material impact to our consolidated financial statements.

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

Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as the future timing and results of drilling individual wells and other exploration and development activities; future variations in well performance as compared to initial test data; future events that may result in the need for additional capital; the prices at which we may be able to sell oil or gas; fluctuations in prevailing prices for oil and gas; our ability to complete the acquisition of targeted new or expanded exploration or development prospects; uncertainties of certain terms to be determined in the future relating to our oil and gas interests, including exploitation fees, royalty rates and other matters; future drilling and other exploration schedules and sequences for various wells and other activities; uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Poland; the cost of additional capital that we may require and possible related restrictions on our future operating or financing flexibility; our future ability to attract strategic participants to share the costs of exploration, exploitation, development and acquisition activities; and future plans and the financial and technical resources of strategic participants.

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

Foreign Currency Risk

We enter into various agreements in Poland denominated in the Polish zloty. The Polish zloty is subject to exchange rate fluctuations that are beyond our control. Our policy is to reduce currency risk by, under ordinary circumstances, transferring dollars to zlotys, or fixing the exchange rate for future transfers of dollars to zlotys, on or about the occasion of making any significant commitment payable in Polish currency, taking into consideration the future timing and amounts of committed costs and the estimated timing and amounts of zloty-based revenues.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The three pending actions against the Company and certain of our officers and directors in the United States District Court for the District of Utah have been consolidated under the caption In re FX Energy, Inc., Securities Litigation, and a consolidated complaint has been filed by the lead plaintiff that alleges that the defendants violated the antifraud provisions of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misrepresentations and omissions regarding our Sroda-5 and Lugi-1 projects between January 20, 2005, and January 5, 2006. The consolidated complaint seeks damages to be determined at trial, interest, costs and such other relief as the court may deem appropriate. On June 20, 2008, we filed a motion to dismiss, with a supporting memorandum, for failure to state a claim upon which relief can be granted. Plaintiffs filed an opposition to the defendants’ motion on August 19, 2008, to which defendants filed a reply on October 3, 2008. A hearing on defendants’ motion to dismiss has not been scheduled. We intend to defend vigorously this consolidated action on behalf of all defendants.

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

While recent turmoil in global financial markets has limited access to capital for many companies, subsequent to September 30, 2008, we drew the $14.0 million balance available under our credit facility.  Management is not aware of any issues currently impacting our lenders’ ability to honor their commitment to extend credit under our credit facility. In addition, management is not aware of any issues currently impacting POGC and its ability to fund its share of exploration and development commitments. The extent to which this credit crisis will persist and what overall impact it may have on the Company is unclear.

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

FX ENERGY, INC.
(Registrant)

Date: November 6, 2008	By:	s/ David N. Pierce
David N. Pierce, President, Chief Executive Officer

Date: November 6, 2008	By:	/s/ Clay Newton
Clay Newton, Principal Financial Officer