Form 10-Q
period 2009-03-31
FX ENERGY INC
filed 2009-05-11
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☐	No	☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of May 5, 2009, was 42,451,978.

FX ENERGY, INC. AND SUBSIDIARIES

Form 10-Q for the Three Months Ended March 31, 2009

TABLE OF CONTENTS

Item		Page
	Part I—Financial Information

1	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Consolidated Statements of Cash Flows	6
	Notes to the Consolidated Financial Statements	7
2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	16
3	Quantitative and Qualitative Disclosures about Market Risk	21
4	Controls and Procedures	22

	Part II—Other Information

1	Legal Proceedings	22
1A	Risk Factors	22
6	Exhibits	23
--	Signatures	23

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$8,306	$16,588
Marketable securities	817	4,105
Receivables:
Accrued oil and gas sales	1,098	1,093
Other receivables	68	1,720
Input VAT receivable	1,239	2,514
Inventory	216	211
Other current assets	394	450
Total current assets	12,138	26,681

Property and equipment, at cost:
Oil and gas properties (successful efforts method):
Proved	26,393	28,600
Unproved	2,474	2,770
Other property and equipment	7,084	6,667
Gross property and equipment	35,951	38,037
Less accumulated depreciation, depletion and amortization	(10,994)	(11,164)
Net property and equipment	24,957	26,873

Other assets:
Certificates of deposit	406	406
Loan fees	850	842
Total other assets	1,256	1,248

Total assets	$38,351	$54,802

-Continued-

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

-Continued-

	March 31,	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,652	$7,779
Accrued liabilities	603	4,937
Total current liabilities	4,255	12,716

Long-term liabilities:
Notes payable	25,000	25,000
Asset retirement obligation	1,851	1,932
Total long-term liabilities	26,851	26,932

Total liabilities	31,106	39,648

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2009 and December 31, 2008; no shares
outstanding	--	--
Common stock, $0.001 par value, 100,000,000 shares authorized as of March 31, 2009 and December 31, 2008; 42,451,978
and 42,202,878 shares issued and outstanding as of March 31,
2009 and December 31, 2008, respectively	42	42
Additional paid in capital	159,209	158,075
Cumulative translation adjustment	32,498	17,137
Accumulated deficit	(184,504)	(160,100)
Total stockholders’ equity	7,245	15,154

Total liabilities and stockholders’ equity	$38,351	$54,802

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2009	2008
Revenues:
Oil and gas sales	$1,762	$3,271
Oilfield services	20	954
Total revenues	1,782	4,225
Operating costs and expenses:
Lease operating expenses	747	877
Exploration costs	2,120	4,051
Oilfield services costs	181	567
Depreciation, depletion and amortization	374	715
Accretion expense	8	21
Stock compensation	439	626
General and administrative costs	1,732	1,706
Total operating costs and expenses	5,601	8,563
Operating loss	(3,819)	(4,338)

Other income (loss):
Interest income (expense), net and
other income (expense)	(135)	23
Foreign exchange gain (loss)	(20,450)	23
Total other income (expense)	(20,585)	46

Net loss	$(24,404)	$(4,292)

Other comprehensive income (loss):
Foreign currency translation adjustment	15,361	--
Decrease in market value of available for sale
marketable securities	--	(305)
Comprehensive loss	$(9,043)	$(4,597)

Basic and diluted net loss per common share	$(0.58)	$(0.11)

Basic and diluted weighted average number of shares outstanding	42,396	39,053

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(24,404)	$(4,292)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation, depletion and amortization	374	715
Accretion expense	8	21
Amortization of bank fees	46	46
Stock compensation	439	626
Foreign exchange losses	19,025	--
Common stock issued for services	709	665
Increase (decrease) from changes in working capital items:
Receivables	1,881	(1,082)
Inventory	(5)	(31)
Other current assets	41	78
Other assets	(61)	--
Accounts payable and accrued liabilities	(4,659)	(1,295)
Net cash used in operating activities	(6,606)	(4,549)

Cash flows from investing activities:
Additions to oil and gas properties	(2,472)	(743)
Additions to other property and equipment	(433)	(308)
Additions to marketable securities	(10)	(68)
Proceeds from maturities of marketable securities	3,798	3,500
Net cash provided by investing activities	883	2,381

Cash flows from financing activities:
Payments on loan related to auction rate securities	(2,408)	--
Proceeds from exercise of stock options and warrants	--	7,169
Net cash (used in) provided by financing activities	(2,408)	7,169

Effect of exchange rate changes on cash	(151)	--

Net increase (decrease) in cash	(8,282)	5,001
Cash and cash equivalents at beginning of year	16,588	4,262

Cash and cash equivalents at end of period	$8,306	$9,263

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1: Basis of Presentation

The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and subsidiaries (“FX Energy” or the “Company”), the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy’s annual report on Form 10-K for the year ended December 31, 2008, including the financial statements and notes thereto.

The consolidated financial statements include the accounts of FX Energy and its wholly owned subsidiaries and FX Energy’s undivided interests in Poland. All significant intercompany accounts and transactions have been eliminated in consolidation. At March 31, 2009, FX Energy owned 100% of the voting stock of all of its subsidiaries.

         New Accounting Pronouncements

In October 2008 the FASB issued Staff Position (“FSP”) SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective October 10, 2008, and must be applied to prior periods for which financial statements have not been issued. The application of this FSP did not have a material impact on the Company’s consolidated financial statements.

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133” (“SFAS 161”), on January 1, 2009.  SFAS 161 requires enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The adoption of SFAS 161 did not have a material impact on the Company’s results of operations and financial condition.

In December 2008, the Securities and Exchange Commission issued a final rule, Modernization of Oil and Gas Reporting, which is effective January 1, 2010, for reporting 2009 reserve information. The new disclosure requirements permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The new disclosure requirements also require companies to include nontraditional resources such as oil sands, shale, coalbeds, or other nonrenewable natural resources in reserves if they are intended to be upgraded to synthetic oil and gas. Currently the Securities and Exchange Commission requires that reserve volumes are determined using prices on the last day of the reporting period; however, the new disclosure requirements provide for reporting oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new requirements also will allow companies to disclose their probable and possible reserves to investors. The new disclosure requirements also require companies to report the independence and qualifications of a reserves preparer or auditor. The Company will adopt the provisions of the final rule in connection with its December 31, 2009 Form 10-K filing and is currently evaluating the impact of the final rule.

In April 2009, the FASB issued three FSPs to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhance consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company believes the adoption of these FSPs will not have a material impact on its financial position or results of operations.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operations, financial position, and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

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

Outstanding options, warrants, and unvested restricted stock as of March 31, 2009 and 2008, were as follows:

	Options, Warrants and
	Unvested Restricted Stock	Price Range
Balance sheet date:
March 31, 2009	1,980,441	$0.00 - $10.65
March 31, 2008	4,330,602	$0.00 - $10.65

The Company had a net loss in each of the three-month periods ended March 31, 2009 and 2008. The above options, warrants, and unvested restricted stock were not included in the computation of diluted earnings per share for the periods presented because the effect would have been antidilutive.

Note 3: Income Taxes

FX Energy recognized no income tax benefit from the net income (loss) generated in the three-month periods ended March 31, 2009 and 2008. Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of exploration and development activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company’s conclusion that a full valuation allowance be provided.

            The Company is subject to audit by the IRS and various states for the prior three years. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. There has been no change in the Company’s unrecognized tax positions since December 31, 2008. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized during the three months ended March 31, 2009.

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

Reportable business segment information for the three months ended March 31, 2009, and as of March 31, 2009, is as follows (in thousands):

	Reportable Segments
	Exploration &		Oilfield	Non-
	Production		Services	Segmented	Total
	U.S.	Poland
Three months ended March 31, 2009:
Revenues	$ 526	$ 1,236	$ 20	$ --	$ 1,782
Net loss(1)	(219)	(1,121)	(285)	(22,779)	(24,404)
As of March 31, 2009:
Identifiable net property and equipment(2)	276	22,498	2,058	125	24,957

_______________

(1)

Non-segmented reconciling items for the first quarter include $1,732 of G&A, $439 of noncash stock compensation expense, $30 of other income, $165 of interest expense, $20,450 of foreign exchange losses, and $23 of corporate DD&A.

(2)	Identifiable net property and equipment not associated with a segment consists of $125 of corporate office equipment, hardware, and software.

            Reportable business segment information for the three months ended March 31, 2008, and as of March 31, 2008, is as follows (in thousands):

	Reportable Segments
	Exploration &		Oilfield	Non-
	Production		Services	Segmented	Total
	U.S.	Poland
Three months ended March 31, 2008:
Revenues	$ 1,280	$ 1,991	$ 954	$ --	$ 4,225
Net income (loss)(1)	443	(2,713)	305	(2,327)	(4,292)
As of March 31, 2008:
Identifiable net property and equipment(2)	3,559	18,475	1,268	139	23,441

_______________

(1)	Non-segmented reconciling items for the first quarter include $1,706 of G&A, $626 of noncash stock compensation expense, $23 of other income, $23 of foreign exchange losses, and $41 of corporate DD&A.
(2)	Identifiable net property and equipment not associated with a segment consists of $139 of corporate office equipment, hardware, and software.

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

                The following table summarizes option activity for the first quarter of 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding:
Beginning of year	1,980,441	$5.65
Exercised	--
End of period	1,980,441	5.65	1.70
Exercisable at end of period	1,980,441	5.65	1.70	$165,300

                The following table summarizes option activity for the first quarter of 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding:
Beginning of year	2,315,441	$5.19
Exercised	--
End of period	2,315,441	5.19	2.40
Exercisable at end of period	2,308,775	5.18	2.40	$1,633,406

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on the Company’s stock price of $2.78 as of March 31, 2009, and $4.26 as of March 31, 2008, which would have been received by stock option holders had all vested in-the-money stock options been exercised as of those dates.

During the three months ended March 31, 2009 and 2008, the Company recognized $0 and $11,330, respectively, in expense related to unvested stock options granted prior to the adoption of SFAS No. 123R. There was no unamortized expense related to unvested options at March 31, 2009.

Restricted Stock

During 2008, the Company issued 367,000 shares of restricted stock resulting in deferred compensation of $1,005,580, which will be amortized ratably over the three-year vesting period. Expense recognized during the first quarter of 2009 totaled $82,655. There were no shares of restricted stock issued during the first quarter of 2009.

During 2007, the Company issued 370,925 shares of restricted stock resulting in deferred compensation of $2,284,991, which will be amortized ratably over the three-year vesting period. Expense recognized during the first quarter of 2009 and 2008 totaled $187,793 and $189,410, respectively.

In December of 2006, the Company issued 318,400 shares of restricted stock resulting in deferred compensation of $2,053,680, which will be amortized ratably over the three-year vesting period. Expense recognized during the first quarter of 2009 and 2008 totaled $168,784 and $170,204, respectively.

In November of 2005, the Company issued 298,950 shares of restricted stock to employees resulting in deferred compensation of $3,109,080, which was amortized ratably over the three-year vesting period. Expense recognized during the first quarter of 2009 and 2008 totaled $0 and $255,073, respectively.

            The following table summarizes restricted stock activity during the first three months of 2009 and 2008:

	2009	2008
	Number of Shares	Number of Shares
Unvested restricted stock outstanding:
Beginning of year	714,421	679,788
Issued	- -	- -
Forfeited	(13,332)	(6,830)
Vested	(4,933)	(4,933)
End of period	696,156	668,025

Note 6: Stockholders’ Equity

In February 2008, warrant holders exercised a total of 1,960,000 outstanding warrants at a price of $3.60 per share and 30,000 outstanding warrants at a price of $3.75 per share, resulting in proceeds to the Company of $7,168,500. As of December 31, 2008, the Company had no warrants outstanding. There were no options exercised during the first quarter of 2009.

During the first three months of 2009, the Company issued 228,100 shares for its 2008 contribution to the Company’s employee benefit plan. In addition, the Company issued 21,000 shares to consultants for services. During the first three months of 2008, the Company issued 110,090 shares for its 2007 contribution to the Company’s employee benefit plan. In addition, the Company issued 7,000 shares to consultants for services.

Note 7: Fair Value Measurements and Marketable Securities

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 as of the beginning of its 2008 fiscal year as it relates to recurring financial assets and liabilities. As of the beginning of its 2009 fiscal year, the Company adopted SFAS No. 157 as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. These include asset retirement obligations that are included within non-current liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

The fair value framework established by SFAS No. 157 requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

•

Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

            A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the first quarter of 2009, certain assets were classified as Level 3 assets. This classification primarily relates to investments in auction-rate securities.

Recurring Fair Value

As required by SFAS No. 157, the Company’s assessment of the significance of a particular input to fair value requires judgment and may affect the fair value of assets and liabilities and their placement within the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	March 31,
	2009	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash equivalents:
Money market funds	$ 525	$ 525
Treasury bills	300	300
Treasury bill funds	2,158	2,158
Marketable securities:
Auction-rate securities	755			$ 755
Auction-rate securities “put” rights	45			45

_______________

(1)	Quoted prices in active markets for identical assets.
(2)	Significant other observable inputs.
(3)	Significant unobservable inputs.

Level 3 assets include $755,000 of auction-rate securities and $45,000 related to certain “put” rights associated with the auction-rate securities. The receivable for the “put” rights is included in other receivables as of March 31, 2009.

The following table provides a summary of changes in fair value of the Company’s Level 3 marketable securities (in thousands):

For the Three Months
Ended March 31, 2009
Balance at December 31, 2008	$ 4,650
Transfers in	--
Purchases, issuances and settlements	(3,850)
Balance at March 31, 2009	$ 800

Marketable Securities

Marketable securities on the Consolidated Balance Sheets include investments held by the Company that are classified in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The marketable securities are classified as trading securities.

            As of December 31, 2008, the Company had certain auction-rate securities with a market value of $2,535,000 that were eligible to be “put” to UBS on January 2, 2009, and certain other auction-rate securities with a market value of $1,570,000 that are eligible to be “put” to UBS on June 30, 2010. Auction rate securities valued at $2,535,000 on December 31, 2008 with a put date of January 2, 2009, were redeemed at their full par value of $3,000,000 in January 2009. In addition, other auction-rate securities valued at $809,000 on December 31, 2008, with a put date of June 30, 2010, were redeemed by their issuers at their full par value of $850,000 during the first three months of 2009. A portion of the proceeds from the redemptions were used to satisfy loans relating to those securities at December 31, 2008, of $2,408,000. By virtue of the redemptions, the Company collected $500,000 of its receivable related to the put rights.

As of March 31, 2009, the market value of the Company’s remaining auction-rate securities was $755,000 (par value of $800,000). The Company had borrowed approximately $400,000 against the remaining auction-rate securities at that date. The loan amount is included in accrued liabilities on the balance sheet. The fair value of the UBS “put” rights at March 31, 2009, was $45,000 and is recorded as an other receivable on the balance sheet. Subsequent to March 31, 2009, auction-rate securities with a par value of $500,000 were redeemed by their issuer. As of April 30, 2009, the Company’s remaining auction-rate securities had a fair market value of approximately $285,000, against which the Company had borrowed approximately $225,000.

Liabilities

At December 31, 2008, the Company had three outstanding zloty forward purchase contracts denominated in U.S. dollars as follows: $2,500,000 that matured January 30, 2009; $2,100,000 that matured February 27, 2009; and $1,100,000 that matured March 31, 2009. All contracts were settled on their maturity dates.

Note 8: Notes Payable

During 2006, the Company entered into a $25 Million Senior Facility Agreement (the Facility) with The Royal Bank of Scotland plc. The Facility is provided to FX Energy Poland, a wholly owned subsidiary. Funds from the Facility cover infrastructure and development costs at a variety of the Company’s Polish gas projects and are collateralized by its commercial wells and production in Poland. The Company made no principal payments during the quarter. At March 31, 2009, the Company had drawn the full $25 million available under the Facility.

Interest on borrowed funds is accrued at LIBOR plus 1.25%. The average interest rate on the outstanding balance at March 31, 2009, was 1.90% per annum. The Facility is an interest-only facility until December 31, 2010, on which date the Facility’s principal amount is currently scheduled to be reduced to $20 million.

Note 9: Capitalized Exploratory Well Costs

At March 31, 2009, the Company had $3 million of capitalized costs related to the Kromolice-2 well, which began drilling during late 2008. In April 2009, the Company reported successful production tests at the well, which has now been shut-in pending the construction of production facilities.

Note 10: Foreign Currency Translation and Risk

Effective October 1, 2008, the Company changed the functional currency of its Polish subsidiary from the U.S. dollar to the Polish zloty. The change in functional currency for the Polish subsidiary will affect the amounts reported for Polish assets, liabilities, revenues, and expenses from those that would be reported had the U.S. dollar been maintained as the functional currency for the Company’s Polish operations. The differences will depend on changes in period-average and period-end exchange rates. Translation adjustments will result from the process of translating the Polish subsidiary’s financial statements into the U.S. dollar reporting currency. Translation adjustments will not be included in determining net income but shall be reported separately and accumulated in other comprehensive income. The accounting basis of the assets and liabilities of FX Energy Poland are adjusted to reflect the difference between the exchange rate when the asset or liability arose and the exchange rate on the date of the change. Upon the change in functional currency, the Company recorded a cumulative translation adjustment (“CTA”) of approximately $3.6 million. At December 31, 2008, the CTA had increased to approximately $17.1 million. Because of the change in exchange rates between reporting periods and changes in certain account balances, the CTA will change from period to period.

During the first quarter of 2009, the Company recorded foreign currency transaction losses of approximately $20.5 million. Of this amount, approximately $19.0 million was attributable to increases in the amount of Polish zlotys necessary for FX Energy Poland to satisfy outstanding intercompany dollar-denominated loans and unpaid interest to FX Energy, Inc. There was a corresponding credit to other comprehensive income for the loss attributable to the intercompany loans, which was then offset by translation adjustments related to the Company’s other balance sheet accounts as discussed above. The remaining $1.5 million was primarily attributable to zloty purchase contracts that matured during the period.

                The following table provides a summary of changes in CTA (in thousands):

For the Three Months
Ended March 31, 2009
Balance at December 31, 2008	$ 17,137
Increase related to losses on intercompany loans	19,025
Decrease related to translation adjustments	(3,664)
Balance at March 31, 2009	$ 32,498

Future transaction gains or losses may be significant given the amount of intercompany loans and the volatility of the exchange rate. Future translation adjustments will also vary in concert with changes in exchange rates. These gains, losses, and adjustments are noncash items for U.S. reporting purposes, and have no impact on the Company’s actual zloty-based revenues and expenditures in Poland.

The Company enters into various agreements in Poland denominated in the Polish zloty, which is subject to exchange rate fluctuations. The Company’s policy is to reduce currency risk by, under ordinary circumstances, transferring dollars to zlotys, or fixing the exchange rate for future transfers of dollars to zlotys, on or about the occasion of making any significant commitment payable in Polish currency, taking into consideration the future timing and amounts of committed costs and the estimated timing and amounts of zloty-based revenues. The Company does not use derivative financial instruments for trading or speculative purposes. The Company has used forward purchased contracts to buy zlotys at specified exchange rates. The fair value of these contracts is estimated based on period-end quoted market prices, and the resulting asset and expense is recognized in the consolidated financial statements. As of March 31, 2009, there were no outstanding zloty forward purchase contracts.

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

Results of Operations by Business Segment

Quarter Ended March 31, 2009, Compared to the Same Period of 2008

Exploration and Production Segment

Gas Revenues. Revenues from gas sales were $1.2 million during the first quarter of 2009, compared to $1.8 million during the same quarter of 2008. Production at our Wilga well continued to decline, with first quarter 2009 production some 63% lower than first quarter 2008 production. Production at both our Zaniemsyl and Kleka wells was slightly higher during the 2009 quarter. In addition to the Wilga production decline, period-to-period weakness in the Polish zloty against the U.S. dollar resulted in lower U.S. dollar denominated gas revenues. Although the amount of Polish zlotys received per thousand cubic feet of production was approximately 25% higher during the first quarter of 2009 compared to the first quarter of 2008, average U.S. dollar denominated gas prices related to our Poland production decreased 25% from the first quarter of 2008 to the first quarter of 2009. The average exchange rate during the first quarter of 2008 was 2.39 zlotys per U.S. dollar. The average exchange rate during the first quarter of 2009 dropped to 3.45 zlotys per U.S. dollar, a change of 45%.

A summary of the amount and percentage change, as compared to the respective prior-year period, for gas revenues, average gas prices, and gas production volumes for the quarters ended March 31, 2009 and 2008, is set forth in the following table:

	For the Quarter Ended March 31,
	2009	2008	Change
Revenues	$1,219,000	$1,840,000	-34%
Average price (per thousand cubic feet)	$4.32	$5.76	-25%
Production volumes (thousand cubic feet)	282,000	319,000	-12%

Oil Revenues. Oil revenues were $543,000 for the first quarter of 2009, a 62% decrease from the $1.4 million recognized during the first quarter of 2008. As with our gas production, oil production at Wilga also declined from the first quarter of 2008 to 2009. Production from our U.S. properties, however, increased slightly during the first quarter of 2009. The most significant factor in the decline in oil revenues were the lower prices received during the first quarter of 2009. Our average oil price during the first quarter of 2009 was $33.83 per barrel, a 61% decrease from $86.10 per barrel received during the same quarter of 2008.

            A summary of the amount and percentage change, as compared to the respective prior-year period, for oil revenues, average oil prices, and oil production volumes for the quarters ended March 31, 2009 and 2008, is set forth in the following table:

	For the Quarter Ended March 31,
	2009	2008	Change
Revenues	$543,000	$1,431,000	-62%
Average price (per barrel)	$33.94	$86.10	-61%
Production volumes (barrels)	16,000	16,600	-4%

Lease Operating Costs. Lease operating costs were $747,000 during the first quarter of 2009, a decrease of $130,000, or 15%, compared to the same period of 2008. Lower operating costs in 2009 were due primarily to exchange rate differences from quarter to quarter. In addition, operating costs at our Wilga well, specifically those related to chemicals, decreased significantly with the drop in oil production.

Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $2,120,000 during the first quarter of 2009, compared to $4,051,000 during the same period of 2008, a decrease of 48%. Two factors contributed to the quarter-to-quarter decline. First, exchange rate differences reduced the amount of U.S. dollars required to fund 2009 expenditures; second, our level of activity was lower in 2009 than in 2008. First quarter 2009 exploration costs included approximately $1,600,000 associated with our ongoing Fences concession area three-dimensional, or 3-D, seismic surveys, and the remainder associated with two-dimensional, or 2-D, seismic and other costs at both existing and new concessions. First quarter 2008 exploration costs included approximately $2,800,000 associated with 2-D seismic surveys on our 100% owned acreage, approximately $700,000 associated with our Winna Gora 3-D seismic project, and the remaining costs associated with 2-D seismic and other costs at our existing project areas.

DD&A Expense - Exploration and Production. DD&A expense for producing properties was $227,000 for the first quarter of 2009, a decrease of 62% compared to $593,000 during the same period of 2008. The 2008 year-end negative reserve revision due to low year-end oil prices, and subsequent impairment of capital costs, at our U.S. properties resulted in lower DD&A costs, as the bulk of the capital costs in the U.S. were removed from our depletion base.

Accretion Expense. Accretion expense was $8,000 and $21,000 for the first quarter of 2009 and 2008, respectively. Accretion expense is related entirely to our Asset Retirement Obligation.

Oilfield Services Segment

Oilfield Services Revenues. Oilfield services revenues were $20,000 during the first quarter of 2009, a decrease of 98% compared to $954,000 for the first quarter of 2008. We drilled seven wells for third parties during the first quarter of 2008, along with additional well service work. Conversely, during the first quarter of 2009, we performed only minimal well service work for third parties. Instead, we spent much of the first quarter of 2009 refurbishing our rig and other service equipment in preparation for starting a 28 well drilling program for a third party during the second quarter of 2009. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

            Oilfield Services Costs. Oilfield services costs were $181,000 during the first quarter of 2009, compared to $567,000 during the same period of 2008. The quarter-to-quarter decrease was primarily due to the lack of drilling activity in 2009 discussed above. Oilfield services costs will also continue to fluctuate period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

DD&A Expense – Oilfield Services. DD&A expense for oilfield services was $124,000 during the first quarter of 2009, compared to $82,000 during the same period of 2008. The quarter-to-quarter increase was primarily due to new capital additions in 2008 being depreciated.

Nonsegmented Information

G&A Costs. G&A costs were $1,732,000 during the first quarter of 2009, compared to $1,706,000 during the first quarter of 2008, an increase of $26,000. Higher legal and insurance costs were the primary cause of the period-to-period increase.

Stock Compensation (G&A). As discussed in the footnotes to the financial statements, we adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective method. For the three-month periods ended March 31, 2009, and March 31, 2008, we recognized $439,000 and $626,000, respectively, of stock compensation expense related to the amortization of unexercised options and restricted stock purchase rights.

Interest and Other Income. Interest and other income was $30,000 during the first quarter of 2009, a decrease of $79,000 compared to $109,000 during the same period of 2008. The decrease was a reflection of lower cash balances available for investment. During the first quarter of 2009, we incurred $165,000 in interest expense, which included $46,000 of amortization of previously incurred loan fees. During the first quarter of 2008, we incurred $40,000 in quarterly commitment fees in connection with securing the Facility, and $46,000 of amortization of loan fees, both of which were charged to interest expense.

Foreign Exchange Loss. As discussed in footnote 10 to the financial statements, during the first quarter of 2009, we recorded foreign currency transaction losses of approximately $20.5 million, principally attributable to increases in the amount of Polish zlotys necessary to satisfy outstanding intercompany dollar-denominated loans and unpaid interest to FX Energy, Inc.

Liquidity and Capital Resources

To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities, and agreements with industry participants that funded our share of costs in certain exploratory activities in return for an interest in our properties. With the establishment of proved reserves in Poland, in November 2006, we established a $25.0 million Senior Credit Facility with the Royal Bank of Scotland to fund infrastructure and development costs in Poland. As of December 31, 2008, we had drawn down the full $25.0 million available under this facility. In addition, cash flow from our production operations has been providing a portion of our capital needs for the past 24 months.

            While we have not experienced significant impacts from the economic crisis through the first quarter of 2009, the global economy continues to contract. The recent strengthening of the U.S. dollar will, if it continues, have a negative impact on our U.S. dollar denominated 2009 revenues and operating profit; conversely, any U.S. dollar denominated capital costs in Poland will decrease at the same rate. We expect our exploration and development programs will continue in spite of the economic downturn; however, in recognition of the downturn, we plan to match future capital spending with our revenues. We anticipate revenues will increase with the start of production from our Roszkow well, which we expect to begin producing during the second half of 2009. Our operating cash flow combined with our cash resources should more than enable us to meet our other capital needs in Poland and the United States for the next 12 months.

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

Working Capital (current assets less current liabilities). Our working capital at March 31, 2009, was $7,883,000, a decrease of $6,082,000 from our working capital at December 31, 2008, of $13,965,000. As of March 31, 2009, our cash and cash equivalents and marketable securities totaled approximately $9.1 million.

Operating Activities. Net cash used in operating activities was $6,606,000 during the first three months of 2009, compared to net cash used in operating activities of $4,549,000 during the first three months of 2008. The increase in cash used was due primarily to a significant reduction in our current liabilities during 2009.

Investing Activities. During the first three months of 2009, we had cash provided of $883,000 from investing activities. We received proceeds of $3,798,000 from maturities of marketable securities, purchased marketable securities of $10,000, used $726,000 for current year capital additions in Poland and $123,000 related to our proved properties in the United States, used $1,623,000 to pay accounts payable related to prior-year capital costs, and used $433,000 for capital additions in our office and drilling equipment. During the first quarter of 2008, we received $2,381,000 from investing activities. We received proceeds of $3,500,000 from maturities of marketable securities, purchased marketable securities of $68,000, used $7,000 for current year capital additions in Poland and $308,000 related to our proved properties in the United States, used $428,000 to pay accounts payable related to prior-year capital costs, and used $308,000 for capital additions in our office and drilling equipment.

Financing Activities. During the first quarter of 2009, we paid $2,408,000 toward loans related to auction rate securities. During the first quarter of 2008, warrant holders exercised warrants for a total of 1,990,000 shares, resulting in proceeds of approximately $7,169,000. There were no similar transactions during the first quarter of 2009.

New Accounting Pronouncements

As discussed in Note 1 to the financial statements, we have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements contained in our annual report on Form 10-K for the year ended December 31, 2008. We believe the application of these accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable, and timely information about our earnings results, financial condition, and cash flows.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make judgments, estimates, and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Our management reviews these estimates and assumptions, which are based on historical experience, changes in business conditions, and other relevant factors that it believes to be reasonable under the circumstances. In any given reporting period, actual results could differ from the estimates and assumptions used in preparing our financial statements.

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

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. The forward-looking statements included in this report are made only as of the date of this report. We disclaim any obligation to update any forward-looking statements whether as a result of new information, future events, or otherwise.

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

Substantially all of our gas in Poland is sold to the Polish Oil and Gas Company, or POGC, or its subsidiaries under contracts that extend for the life of each field. Prices are determined contractually and, in the case of our Wilga, Zaniemysl, and Kleka wells, are tied to published tariffs. The tariffs are set from time to time by the public utility regulator in Poland. Although we are not directly subject to such tariffs, we have elected to link our price to these tariffs in our contracts with POGC. We expect that the prices we receive in the short term for gas we produce will be lower than would be the case in an unregulated setting and may be lower than prevailing western European prices. We believe it is more likely than not that, over time, the end user gas price in Poland will converge with the average price in Europe.

We currently do not engage in any hedging activities to protect ourselves against market risks associated with oil and gas price fluctuations, although we may elect to do so in the future.

Foreign Currency Risk

We enter into various agreements in Poland denominated in the Polish zloty. The Polish zloty is subject to exchange rate fluctuations that are beyond our control. Our policy is to reduce currency risk by, under ordinary circumstances, transferring dollars to zlotys, or fixing the exchange rate for future transfers of dollars to zlotys, on or about the occasion of making any significant commitment payable in Polish currency, taking into consideration the future timing and amounts of committed costs and the estimated timing and amounts of zloty-based revenues. We do not use derivative financial instruments for trading or speculative purposes. We have used forward purchased contracts to buy zlotys at specified exchange rates. The fair value of these contracts is estimated based on period-end quoted market prices, and the resulting asset and expense is recognized in our consolidated financial statements. As of March 31, 2009, we had no outstanding zloty forward purchase contracts.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the consolidated single matter, In re FX Energy, Inc., Securities Litigation, United States District Court, District of Utah, case no. 2:07-cv-00874, our motion to dismiss for failure to state a claim upon which relief can be granted with a supporting memorandum was heard by the court on February 23, 2009. The matter is under advisement by the court. We intend to defend vigorously this consolidated action on behalf of all defendants.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2008, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or operating results.

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

FX ENERGY, INC.
(Registrant)

Date: May 11, 2009	By:	s/ David N. Pierce
David N. Pierce, President, Chief Executive Officer

Date: May 11, 2009	By:	/s/ Clay Newton
Clay Newton, Principal Financial Officer