Form 10-Q
period 2009-06-30
FX ENERGY INC
filed 2009-08-10
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of August 7, 2009, was 42,454,561.

FX ENERGY, INC. AND SUBSIDIARIES

Form 10-Q for the Three Months Ended June 30, 2009

TABLE OF CONTENTS

Item		Page
	Part I—Financial Information

1	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Consolidated Statements of Cash Flows	6
	Notes to the Consolidated Financial Statements	7
2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	16
3	Quantitative and Qualitative Disclosures about Market Risk	25
4	Controls and Procedures	26

	Part II—Other Information

1	Legal Proceedings	26
1A	Risk Factors	27
4	Submission of Matters to a Vote of Security Holders	27
6	Exhibits	28
--	Signatures	28

ITEM 1. FINANCIAL STATEMENTS

PART I—FINANCIAL INFORMATION

FX ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands)

	June 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$6,171	$16,588
Marketable securities	255	4,105
Receivables:
Accrued oil and gas sales	866	1,093
Other receivables	2,319	1,720
Input VAT receivable	815	2,514
Inventory	220	211
Other current assets	226	450
Total current assets	10,872	26,681

Property and equipment, at cost:
Oil and gas properties (successful efforts method):
Proved	30,501	28,600
Unproved	2,760	2,770
Other property and equipment	7,210	6,667
Gross property and equipment	40,471	38,037
Less accumulated depreciation, depletion and amortization	(11,704)	(11,164)
Net property and equipment	28,767	26,873

Other assets:
Certificates of deposit	406	406
Loan fees	869	842
Total other assets	1,275	1,248

Total assets	$40,914	$54,802

-Continued-

The accompanying notes are an integral part of these consolidated financial statements.

3

FX ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)
-Continued-

	June 30,	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,815	$7,779
Accrued liabilities	390	4,937
Total current liabilities	6,205	12,716

Long-term liabilities:
Notes payable	25,000	25,000
Asset retirement obligation	1,912	1,932
Total long-term liabilities	26,912	26,932

Total liabilities	33,117	39,648

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of June 30, 2009 and December 31, 2008; no shares
outstanding	--	--
Common stock, $0.001 par value, 100,000,000 shares authorized as of June 30, 2009 and December 31, 2008; 42,451,228
and 42,202,878 shares issued and outstanding as of June 30,
2009 and December 31, 2008, respectively	42	42
Additional paid-in capital	159,654	158,075
Cumulative translation adjustment	21,515	17,137
Accumulated deficit	(173,414)	(160,100)
Total stockholders’ equity	7,797	15,154

Total liabilities and stockholders’ equity	$40,914	$54,802

The accompanying notes are an integral part of these consolidated financial statements.

4

FX ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Revenues:
Oil and gas sales	$ 1,833	$ 4,197	$ 3,595	$ 7,469
Oilfield services	633	998	653	1,951
Total revenues	2,466	5,195	4,248	9,420

Operating costs and expenses:
Lease operating expenses	811	891	1,558	1,768
Exploration costs	1,265	2,226	3,385	6,277
Oilfield services costs	437	710	618	1,276
Depreciation, depletion and amortization	374	732	748	1,447
Accretion expense	8	21	16	42
Stock compensation	444	619	883	1,245
General and administrative	1,670	1,654	3,402	3,360
Total operating costs and expenses	5,009	6,853	10,610	15,415

Operating loss	(2,543)	(1,658)	(6,362)	(5,995)

Other income (expense):
Interest income (expense), net and
other income (expense)	(137)	76	(272)	99
Foreign exchange gain (loss)	13,770	94	(6,680)	116
Total other income (expense)	13,633	170	(6,952)	215
Net income (loss) Net loss	11,090	(1,488)	(13,314)	(5,780)

Other comprehensive income (loss)
Foreign currency translation adjustment	(10,983)	-	4,378	-
Increase (decrease) in market value of
available for sale marketable securities	-	82	-	(223)
Comprehensive income (loss)	$ 107	$ (1,406)	$ (8,936)	$ (6,003)

Net income (loss) per common share
Basic	$ 0.26	$ (0.04)	$ (0.31)	$ (0.15)
Diluted	$ 0.26	$ (0.04)	$ (0.31)	$ (0.15)
Weighted average common shares outstanding
Basic	42,451	40,303	42,424	39,678
Dilutive effect of stock options	153	-	-	-
Diluted	42,604	40,303	42,424	39,678

The accompanying notes are an integral part of these consolidated financial statements.

5

FX ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(13,314)	$(5,780)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation, depletion and amortization	748	1,447
Accretion expense	16	42
Amortization of bank fees	92	91
Stock compensation	883	1,245
Foreign exchange losses (gains)	5,410	(116)
Common stock issued for services	724	665
Increase (decrease) from changes in working capital items:
Receivables	509	(3,418)
Inventory	(9)	(33)
Other current assets	195	214
Other assets	(122)	61
Accounts payable and accrued liabilities	(2,623)	(1,930)
Net cash used in operating activities	(7,491)	(7,512)

Cash flows from investing activities:
Additions to oil and gas properties	(4,064)	(4,760)
Additions to other property and equipment	(545)	(523)
Additions to marketable securities	(10)	(204)
Proceeds from maturities of marketable securities	4,398	6,000
Net cash (used in) provided by investing activities	(221)	513

Cash flows from financing activities:
Payments on loan related to auction-rate securities	(2,709)	--
Proceeds from exercise of stock options and warrants	--	7,169
Net cash (used in) provided by financing activities	(2,709)	7,169

Effect of exchange rate changes on cash	4	--

Net increase (decrease) in cash	(10,417)	170
Cash and cash equivalents at beginning of year	16,588	4,262

Cash and cash equivalents at end of period	$6,171	$4,432

The accompanying notes are an integral part of these consolidated financial statements.

6

FX ENERGY, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1: Basis of Presentation

The interim financial data are unaudited; however, in the opinion of the management of FX Energy, Inc. and subsidiaries (“FX Energy” or the “Company”), the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with FX Energy’s annual report on Form 10-K for the year ended December 31, 2008, and Form 10-Q for the quarter ended March 31, 2009, including the consolidated financial statements and notes thereto.

The consolidated financial statements include the accounts of FX Energy and its wholly owned subsidiaries and FX Energy’s undivided interests in Poland. All significant intercompany accounts and transactions have been eliminated in consolidation. At June 30, 2009, FX Energy owned 100% of the voting stock of all of its subsidiaries.

New Accounting Pronouncements

In October 2008 the Financial Accounting Standards Board, or FASB, issued Staff Position (“FSP”) SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of Statement of Financial Accounting Standard, or SFAS, No. 157, “Fair Value Measurements” (“SFAS No. 157”), in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective October 10, 2008, and must be applied to prior periods for which financial statements have not been issued. The application of this FSP did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued three FSPs to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,”provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of these FSPs for the period ended June 30, 2009. The adoption of these FSPs did not have a material impact on the Company’s financial position or results of operations.

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133” (“SFAS No. 161”), on January 1, 2009. SFAS No. 161 requires enhanced disclosure about: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”); and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material impact on the Company’s results of operations and financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”(SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist. This statement, which includes new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The Company adopted the statement for the period ended June 30, 2009. The adoption of this statement did not have a material impact on the Company’s financial statements. The Company has performed an evaluation of subsequent events through August 10, 2009, which is the date the statements were issued.

In December 2008, the Securities and Exchange Commission, or SEC, issued a final rule, Modernization of Oil and Gas Reporting, which is effective January 1, 2010, for reporting 2009 reserve information. The new disclosure requirements permit the new use in SEC reports of technologies previously internationally well-accepted in the oil and gas industry to determine proved reserves through probabilistic methods that have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The new disclosure requirements also require companies to include nontraditional resources such as oil sands, shale, coalbeds, or other nonrenewable natural resources in reserves if they are intended to be upgraded to synthetic oil and gas. Currently the SEC requires that reserve volumes are determined using prices on the last day of the reporting period; however, the new disclosure requirements provide for reporting oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new requirements also will allow companies to disclose their probable and possible reserves to investors using both the previously SEC-accepted deterministic methods, as well as the newly SEC-accepted probabilistic methods. The new disclosure requirements also require companies to report the independence and qualifications of the reserves preparer or auditor. The Company will adopt the provisions of the final rule in connection with its December 31, 2009 Form 10-K filing and is currently evaluating the impact of the final rule.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 establishes the “FASB Accounting Standards Codification™” as the source of authoritative accounting and reporting standards recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is not intended to create new accounting and reporting guidance but rather to organize and simplify existing authoritative literature. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its consolidated financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operations, financial position, and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

Note 2: Net Income (Loss) per Share

Basic earnings per share is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share was computed for the three months ended June 30, 2009, by dividing the net income by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options, warrants, and convertible preferred stock or debt.

Outstanding options, warrants, and unvested restricted stock as of June 30, 2009 and 2008, were as follows:

	Options, Warrants and
	Unvested Restricted Stock	Price Range
Balance sheet date:
June 30, 2009	2,600,847	$0.00 - $10.65
June 30, 2008	4,318,839	$0.00 - $10.65

The Company had a net loss in each of the six-month periods ended June 30, 2009 and 2008, and in the three-month period ended June 30, 2008. No options or warrants were included in the computation of diluted earnings per share for those periods because the effect would have been antidilutive.

Note 3: Income Taxes

FX Energy recognized no income tax benefit from the net loss generated in the six-month periods ended June 30, 2009 and 2008, respectively, or for the three-month period ended June 30, 2008. No income tax expense was recognized for the three-month period ended June 30, 2009, due to the reversal of valuation allowances that offset income tax expense for the period. SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of exploration and development activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company’s conclusion that a full valuation allowance be provided.

The Company is subject to audit by the IRS and various states for the prior three years. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. There has been no change in the Company’s unrecognized tax positions since December 31, 2008. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized during the six months ended June 30, 2009.

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

Reportable business segment information for the three months ended June 30, 2009, the six months ended June 30, 2009, and as of June 30, 2009, is as follows (in thousands):

	Reportable Segments
	Exploration & Production		Oilfield Services	Non-Segmented	Total
	U.S.	Poland
Three months ended June 30, 2009:
Revenues	$ 793	$ 1,040	$ 633	$ --	$ 2,466
Net income (loss)(1)	19	(484)	48	11,507	11,090
Six months ended June 30, 2009:
Revenues	$ 1,319	$ 2,276	$ 653	$ --	$ 4,248
Net income (loss)(1)	(197)	(1,600)	(235)	(11,282)	(13,314)
As of June 30, 2009:
Identifiable net property and equipment	$ 282	$26,280	$ 2,075	$ 130	$28,767

_______________

(1)

Non-segmented reconciling items for the second quarter include $1,670 of general and administrative costs, $444 of noncash stock compensation expense, $137 of other expense, $12 of corporate DD&A, and $13,770 of foreign exchange gains. Non-segmented reconciling items for the first half include $3,402 of general and administrative costs, $883 of noncash stock compensation expense, $272 of other expense, $45 of corporate DD&A, and $6,680 of foreign exchange losses.

Reportable business segment information for the three months ended June 30, 2008, the six months ended June 30, 2008, and as of June 30, 2008, is as follows (in thousands):

	Reportable Segments
	Exploration & Production		Oilfield Services	Non-Segmented	Total
	U.S.	Poland
Three months ended June 30, 2008:
Revenues	$ 1,852	$ 2,345	$ 998	$ --	$ 5,195
Net income (loss)(1)	1,066	(627)	195	(2,122)	(1,488)
Six months ended June 30, 2008:
Revenues	$ 3,132	$ 4,337	$1,951	$ --	$ 9,420
Net income (loss)(1)	1,422	(3,247)	502	(4,457)	(5,780)
As of June 30, 2008:
Identifiable net property and equipment	$ 3,685	$23,796	$1,497	$ 126	$29,104

_______________

(1)

Non-segmented reconciling items for the second quarter include $1,654 of general and administrative costs, $619 of noncash stock compensation expense, $170 of other income, and $19 of corporate DD&A. Non-segmented reconciling items for the first half include $3,360 of general and administrative costs, $1,245 of noncash stock compensation expense, $215 of other income, and $67 of corporate DD&A.

Note 5: Share-Based Compensation

The Company maintains several share-based incentive plans. Under these plans, options have been granted at an option price equal to the market value of the stock at the date of grant. The granted options have terms ranging from five to seven years and vest over periods ranging from the date of grant to three years. Under the terms of the stock option award plans, the Company may also issue restricted stock. Restricted stock awards vest in three equal annual installments from the date of grant.

The Company follows the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). Under SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company adopted SFAS No. 123R using the modified prospective transition method. Under this method, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Compensation expense for unvested awards at the effective date will be recognized over the remaining requisite service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, “Accounting for Stock-Based Compensation.”

The following table summarizes option activity for the first six months of 2009:

		Weighted	Weighted Average Remaining
	Number of Options	Average Exercise Price	Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding:
Beginning of year	1,980,441	$5.65
Cancelled	(75,000)	8.58
End of period	1,905,441	5.54	1.43
Exercisable at end of period	1,905,441	5.54	1.43	$651,240

The following table summarizes option activity for the first six months of 2008:

		Weighted	Weighted Average Remaining
	Number of Options	Average Exercise Price	Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding:
Beginning of year	2,315,441	$5.19
Exercised	--
End of period	2,315,441	5.19	2.15
Exercisable at end of period	2,315,441	5.19	2.15	$3,055,597

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on the Company’s stock price of $3.82 as of June 30, 2009, and $5.27 as of June 30, 2008, which would have been received by stock option holders had all vested in-the-money stock options been exercised as of those dates.

During the six months ended June 30, 2009 and 2008, the Company recognized $0 and $15,508, respectively, in expense related to unvested stock options granted prior to the adoption of SFAS No. 123R. There was no unamortized expense related to unvested options at June 30, 2009.

Restricted Stock

During 2008, the Company issued 367,000 shares of restricted stock resulting in deferred compensation of $1,005,580, which will be amortized ratably over the three-year vesting period. Expense recognized during the first six months of 2009 totaled $166,230. There were no shares of restricted stock issued during the first six months of 2009.

During 2007, the Company issued 370,925 shares of restricted stock resulting in deferred compensation of $2,284,991, which will be amortized ratably over the three-year vesting period. Expense recognized during the first six months of 2009 and 2008 totaled $377,688 and $378,802, respectively.

During 2006, the Company issued 318,400 shares of restricted stock resulting in deferred compensation of $2,053,680, which will be amortized ratably over the three-year vesting period. Expense recognized during the first six months of 2009 and 2008 totaled $339,443 and $340,409, respectively.

During 2005, the Company issued 298,950 shares of restricted stock to employees resulting in deferred compensation of $3,109,080, which was amortized ratably over the three-year vesting period. Expense recognized during the first six months of 2009 and 2008 totaled $0 and $510,146, respectively.

The following table summarizes restricted stock activity during the first six months of 2009 and 2008:

	2009	2008
	Number of Shares	Number of Shares
Unvested restricted stock outstanding:
Beginning of year	714,421	679,788
Forfeited	(14,082)	(6,830)
Vested	(4,933)	(4,933)
End of period	695,406	668,025

Note 6: Stockholders’ Equity

In February 2008, warrant holders exercised a total of 1,960,000 outstanding warrants at a price of $3.60 per share and 30,000 outstanding warrants at a price of $3.75 per share, resulting in proceeds to the Company of $7,168,500. As of December 31, 2008, the Company had no warrants outstanding. There were no options exercised during the first half of 2009.

During the first six months of 2009, the Company issued 228,100 shares for its 2008 contribution to the Company’s employee benefit plan. In addition, the Company issued 21,000 shares to consultants for services. During the first six months of 2008, the Company issued 110,090 shares for its 2007 contribution to the Company’s employee benefit plan. In addition, the Company issued 7,000 shares to consultants for services.

Note 7: Fair Value Measurements and Marketable Securities

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 as of the beginning of its 2008 fiscal year as it relates to recurring financial assets and liabilities. As of the beginning of its 2009 fiscal year, the Company adopted SFAS No. 157 as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. These include asset retirement obligations that are included within non-current liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the first half of 2009, certain assets were classified as Level 3 assets. This classification primarily relates to investments in auction-rate securities.

Recurring Fair Value

As required by SFAS No. 157, the Company’s assessment of the significance of a particular input to fair value requires judgment and may affect the fair value of assets and liabilities and their placement within the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	June 30,
	2009	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash equivalents:
Money market funds	$ 674	$ 674
Treasury bills	254	254
Treasury bill funds	908	908
Marketable securities:
Auction-rate securities	192			$ 192
Auction-rate securities “put” rights	8			8

_______________

(1)	Quoted prices in active markets for identical assets.
(2)	Significant other observable inputs.
(3)	Significant unobservable inputs.

Level 3 assets include $192,000 of auction-rate securities and $8,000 related to certain “put” rights associated with the auction-rate securities. The receivable for the “put” rights is included in other receivables as of June 30, 2009.

The following table provides a summary of changes in fair value of the Company’s Level 3 marketable securities (in thousands):

For the Three Months
Ended June 30, 2009
Balance at December 31, 2008	$ 4,650
Transfers in	--
Purchases, issuances and settlements	(4,450)
Balance at June 30, 2009	$ 200

Marketable Securities

Marketable securities on the Consolidated Balance Sheets include investments held by the Company that are classified in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The marketable securities are classified as trading securities.

As of December 31, 2008, the Company had certain auction-rate securities with a market value of $2,535,000 that were eligible to be “put” to UBS on January 2, 2009, and certain other auction-rate securities with a market value of $1,570,000 that are eligible to be “put” to UBS on June 30, 2010. Auction-rate securities valued at $2,535,000 on December 31, 2008, with a put date of January 2, 2009, were redeemed at their full par value of $3,000,000 in January 2009. In addition, other auction-rate securities valued at $1,378,000 on December 31, 2008, with a put date of June 30, 2010, were redeemed by their issuers at their full par value of $1,450,000 during the first six months of 2009. A portion of the proceeds from the redemptions was used to satisfy loans relating to those securities at December 31, 2008, of $2,709,000. By virtue of the redemptions, the Company collected $537,000 of its receivable related to the put rights.

As of June 30, 2009, the market value of the Company’s remaining auction-rate securities was $192,000 (par value of $200,000). The Company had borrowed approximately $100,000 against the remaining auction-rate securities at that date. The loan amount is included in accrued liabilities on the balance sheet. The fair value of the UBS “put” rights at June 30, 2009, was $8,000 and is recorded as an other receivable on the balance sheet. On July 23, 2009, all remaining auction-rate securities were redeemed by their issuer at par value.

Liabilities

At December 31, 2008, the Company had three outstanding zloty forward purchase contracts denominated in U.S. dollars as follows: $2,500,000 that matured January 30, 2009; $2,100,000 that matured February 27, 2009; and $1,100,000 that matured March 31, 2009. All contracts were settled on their maturity dates.

Note 8: Notes Payable

During 2006, the Company entered into a $25 Million Senior Facility Agreement (the Facility) with The Royal Bank of Scotland plc. The Facility is provided to FX Energy Poland, a wholly owned subsidiary. Funds from the Facility cover infrastructure and development costs at a variety of the Company’s Polish gas projects and are collateralized by its commercial wells and production in Poland. The Company made no principal payments during the quarter. At June 30, 2009, the Company had drawn the full $25 million available under the Facility. Amounts outstanding under the Facility at June 30, 2009, are stated at cost, which approximates fair value.

Interest on borrowed funds is accrued at LIBOR plus 1.25%. The average interest rate on the outstanding balance at June 30, 2009, was 1.57% per annum. The Facility is an interest-only facility until December 31, 2010, on which date the Facility’s principal amount is currently scheduled to be reduced to $20 million.

Note 9: Capitalized Exploratory Well Costs

At June 30, 2009, the Company had no capitalized costs related to exploratory wells in process.

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

During the second quarter of 2009, the Company recorded foreign currency transaction gains of approximately $13.8 million. Of this amount, approximately $13.6 million was attributable to decreases in the amount of Polish zlotys necessary for FX Energy Poland to satisfy outstanding intercompany dollar-denominated loans and unpaid interest to FX Energy, Inc. There was a corresponding credit to other comprehensive income for the loss attributable to the intercompany loans, which was then offset by translation adjustments related to the Company’s other balance sheet accounts as discussed above. The remaining $0.3 million was primarily attributable to the translation of period-end cash balances.

            During the first six months of 2009, the Company recorded foreign currency transaction losses of approximately $6.7 million. Of this amount, approximately $5.4 million was attributable to increases in the amount of Polish zlotys necessary for FX Energy Poland to satisfy outstanding intercompany dollar-denominated loans and unpaid interest to FX Energy, Inc. There was a corresponding credit to other comprehensive income for the loss attributable to the intercompany loans, which was then offset by translation adjustments related to the Company’s other balance sheet accounts as discussed above. The remaining $1.3 million was primarily attributable to zloty purchase contracts that matured during the period and translation of period-end cash balances.

The following table provides a summary of changes in CTA (in thousands) for the three- and six-month periods ended June 30, 2009:

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009
Beginning balance	$ 32,498	$ 17,137
Increase (decrease) related to losses (gains) on intercompany loans	(13,615)	5,410
Increase (decrease) related to translation adjustments	2,632	(1,032)
Balance at June 30, 2009	$ 21,515	$ 21,515

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

The Company enters into various agreements in Poland denominated in the Polish zloty, which is subject to exchange-rate fluctuations. The Company’s policy is to reduce currency risk by, under ordinary circumstances, transferring dollars to zlotys, or fixing the exchange rate for future transfers of dollars to zlotys, on or about the occasion of making any significant commitment payable in Polish currency, taking into consideration the future timing and amounts of committed costs and the estimated timing and amounts of zloty-based revenues. The Company does not use derivative financial instruments for trading or speculative purposes. The Company has used forward purchase contracts to buy zlotys at specified exchange rates. The fair value of these contracts is estimated based on period-end quoted market prices, and the resulting asset and expense are recognized in the consolidated financial statements. As of June 30, 2009, there were no outstanding zloty forward purchase contracts.

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

Results of Operations by Business Segment

Quarter Ended June 30, 2009, Compared to the Same Period of 2008

Exploration and Production Segment

Gas Revenues. Revenues from gas sales were $1.0 million during the second quarter of 2009, compared to $2.2 million during the same quarter of 2008. Production at our Wilga well continued to decline, with second quarter 2009 production some 83% lower than second quarter 2008 production. The production decline at Wilga, along with exchange rate changes, drove lower per-unit prices for the 2009 quarter. Gas produced from our Wilga well, due to its high methane content, receives a higher price than gas produced at our other properties. Lower production from Wilga results in lower weighted average sales prices in Poland.

Production at our Zaniemsyl well was also slightly lower during the 2009 quarter, as it was shut-in for several days of maintenance. Following the maintenance, the well resumed production at approximately 10 million cubic feet of natural gas per day, which was approximately the same rate as before the maintenance.

In addition to the Wilga and Zaniemsyl production declines, period-to-period weakness in the Polish zloty against the U.S. dollar resulted in lower U.S. dollar denominated gas revenues. Although the amount of Polish zlotys received per thousand cubic feet of production for each of our wells averaged more than 15% higher during the second quarter of 2009, compared to the second quarter of 2008, average U.S. dollar denominated gas prices related to our Poland production decreased 36% from the second quarter of 2008 to the second quarter of 2009. The average exchange rate during the second quarter of 2008 was 2.18 zlotys per U.S. dollar. The average exchange rate during the second quarter of 2009 dropped to 3.27 zlotys per U.S. dollar, a change of 50%.

A summary of the amount and percentage change, as compared to the respective prior-year period, for gas revenues, average gas prices, and gas production volumes for the quarters ended June 30, 2009 and 2008, is set forth in the following table:

	For the Quarter Ended June 30,
	2009	2008	Change
Revenues	$1,040,000	$2,212,000	-53%
Average price (per thousand cubic feet)	$4.44	$6.91	-36%
Production volumes (thousand cubic feet)	234,000	320,100	-27%

The Polish Energy Regulatory Office approved new gas tariffs on May 7, 2009. All tariffs are denominated in Polish zlotys. The new tariff for high-methane gas, which applies to our Wilga well, decreased by 9%. This price change will be effective for us beginning on July 1, 2009. The new tariff for low-methane gas, which applies to the remainder of our production in Poland, decreased by 5%. The price change was effective on June 1, 2009, for our Kleka production, and will be effective on July 1, 2009, for our Zaniemsyl production.

            Oil Revenues. Oil revenues were $793,000 for the second quarter of 2009, a 60% decrease from the $2.0 million recognized during the second quarter of 2008. As with our gas production, oil production at Wilga also declined from the second quarter of 2008 to 2009, with no oil being sold during the 2009 quarter. Production from our U.S. properties declined 6% during the second quarter of 2009. The most significant factor in the decline in oil revenues, however, was the lower prices received during the second quarter of 2009. Our average oil price during the second quarter of 2009 was $50.45 per barrel, a 55% decrease from $111.41 per barrel received during the same quarter of 2008.

A summary of the amount and percentage change, as compared to the respective prior-year period, for oil revenues, average oil prices, and oil production volumes for the quarters ended June 30, 2009 and 2008, is set forth in the following table:

	For the Quarter Ended June 30,
	2009	2008	Change
Revenues	$793,000	$1,985,000	-60%
Average price (per barrel)	$50.45	$111.41	-55%
Production volumes (barrels)	15,700	17,800	-12%

Lease Operating Costs. Lease operating costs were $811,000 during the second quarter of 2009, a decrease of $80,000, or 9%, compared to the same period of 2008. Lower operating costs in 2009 were due primarily to exchange rate differences in Poland from quarter to quarter. In addition, operating costs at our Wilga well, specifically those related to chemicals, decreased significantly with the drop in oil production.

Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $1,265,000 during the second quarter of 2009, compared to $2,226,000 during the same period of 2008, a decrease of 43%. Two factors contributed to the quarter-to-quarter decline. First, exchange rate differences reduced the amount of U.S. dollars required to fund 2009 Polish expenditures; second, our level of activity was lower in 2009 than in 2008. Second quarter 2009 exploration costs included approximately $1,005,000 associated with our ongoing Fences concession area three-dimensional, or 3-D, seismic surveys, and the remainder associated with two-dimensional, or 2-D, seismic and other costs at both existing and new concessions. Second quarter 2008 exploration costs included approximately $1.3 million associated with seismic survey on our 100% owned acreage, approximately $600,000 associated with our Winna Gora 3-D seismic survey, and the remaining costs associated with ongoing 2-D seismic and other costs at our existing project areas.

DD&A Expense - Exploration and Production. DD&A expense for producing properties was $213,000 for the second quarter of 2009, a decrease of 66% compared to $620,000 during the same period of 2008. The 2008 year-end negative reserve revision due to low year-end oil prices, and subsequent impairment of capital costs, at our U.S. properties resulted in lower DD&A costs, as the bulk of the capital costs in the U.S. were removed from our depletion base.

Accretion Expense. Accretion expense was $8,000 and $21,000 for the second quarter of 2009 and 2008, respectively. Accretion expense is related entirely to our Asset Retirement Obligation.

Oilfield Services Segment

Oilfield Services Revenues. Oilfield services revenues were $633,000 during the second quarter of 2009, a decrease of 37%, compared to $998,000 for the second quarter of 2008. We drilled seven wells for third parties during the second quarter of 2008, along with additional well service work. During the second quarter of 2009, we drilled 14 wells for third parties; however, each of these was a shallow well, which can be drilled in only two to three days. We expect to drill another 13 to 14 shallow wells, followed by two deeper, horizontal wells, during the third quarter of 2009. We expect oilfield services revenues to increase during that quarter. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

Oilfield Services Costs. Oilfield services costs were $437,000 during the second quarter of 2009, compared to $710,000 during the same period of 2008. The quarter-to-quarter decrease was primarily due to the nature of our drilling activity in 2009 discussed above. Oilfield services costs will also continue to fluctuate period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

DD&A Expense – Oilfield Services. DD&A expense for oilfield services was $149,000 during the second quarter of 2009, compared to $93,000 during the same period of 2008. The quarter-to-quarter increase was primarily due to new capital additions in 2008 being depreciated.

Nonsegmented Information

G&A Costs. G&A costs were $1,670,000 during the second quarter of 2009, compared to $1,654,000 during the second quarter of 2008, an increase of $16,000. Higher legal, insurance, and accounting costs were largely offset by lower employee compensation costs.

Stock Compensation (G&A). For the three-month periods ended June 30, 2009 and 2008, we recognized $444,000 and $619,000, respectively, of stock compensation expense related to the amortization of unexercised options and restricted stock purchase rights.

Interest and Other Income. Interest and other income was $8,000 during the second quarter of 2009, a decrease of $158,000, compared to $166,000 during the same period of 2008. The decrease was a reflection of lower cash balances available for investment. During the second quarter of 2009, we incurred $145,000 in interest expense, which included $43,000 of amortization of previously incurred loan fees. During the second quarter of 2008, we incurred $39,000 in quarterly commitment fees in connection with securing the Facility and $46,000 of amortization of loan fees, both of which were charged to interest expense.

Foreign Exchange Loss. As discussed in footnote 10 to the financial statements, during the second quarter of 2009 we recorded foreign currency transaction gains of approximately $13.8 million, principally attributable to decreases in the amount of Polish zlotys necessary to satisfy outstanding intercompany dollar-denominated loans and unpaid interest to FX Energy, Inc.

Six Months Ended June 30, 2009, Compared to the Same Period of 2008

Exploration and Production Segment

Gas Revenues. Revenues from gas sales were $2.3 million during the first half of 2009, compared to $4.1 million during the same period of 2008. Production at our Wilga well continued to decline, with first half 2009 production some 74% lower than first half 2008 production. The production decline at Wilga, along with exchange rate changes, drove lower per-unit prices for the 2009 six months. Gas produced from our Wilga well, due to its high methane content, receives a higher price than gas produced at our other properties. Lower production from Wilga results in lower weighted average sales prices in Poland.

Production at our Zaniemsyl well was also slightly lower during the 2009 six months, as it was shut-in for several days of maintenance. Following the maintenance, the well resumed production at approximately 10 million cubic feet of natural gas per day, which was approximately the same rate as before the maintenance.

In addition to the Wilga and Zaniemsyl production declines, period-to-period weakness in the Polish zloty against the U.S. dollar resulted in lower U.S. dollar denominated gas revenues. Although the amount of Polish zlotys received per thousand cubic feet of production for each of our wells averaged more than 20% higher during the first half of 2009, compared to the same period of 2008, average U.S. dollar denominated gas prices related to our Poland production decreased 31% from the first half of 2008 to the first half of 2009. The average exchange rate during the first half of 2008 was 2.29 zlotys per U.S. dollar. The average exchange rate during the first half of 2009 dropped to 3.36 zlotys per U.S. dollar, a change of 47%.

A summary of the amount and percentage change, as compared to the respective prior-year period, for gas revenues, average gas prices, and gas production volumes for the six months ended June 30, 2009 and 2008, is set forth in the following table:

	For the Six Months Ended June 30,
	2009	2008	Change
Revenues	$2,259,000	$4,052,000	-44%
Average price (per thousand cubic feet)	$4.38	$6.34	-31%
Production volumes (thousand cubic feet)	516,100	639,400	-19%

Oil Revenues. Oil revenues were $1.3 million for the first half of 2009, a 61% decrease from the $3.4 million recognized during the first half of 2008. As with our gas production, oil production at Wilga also declined from the first half of 2008 to 2009. Production from our U.S. properties declined 1% during the first half of 2009. The most significant factor in the decline in oil revenues was the lower prices received during the first half of 2009. Our average oil price during the first half of 2009 was $42.08 per barrel, a 58% decrease from $99.19 per barrel received during the same period of 2008.

            A summary of the amount and percentage change, as compared to the respective prior-year period, for oil revenues, average oil prices, and oil production volumes for the six months ended June 30, 2009 and 2008, is set forth in the following table:

	For the Quarter Ended June 30,
	2009	2008	Change
Revenues	$1,319,000	$3,417,000	-61%
Average price (per barrel)	$42.08	$99.19	-58%
Production volumes (barrels)	31,700	34,400	-8%

Lease Operating Costs. Lease operating costs were $1,558,000 during the first half of 2009, a decrease of $210,000, or 12%, compared to the same period of 2008. Lower operating costs in 2009 were due primarily to exchange rate differences in Poland from year to year. In addition, operating costs at our Wilga well, specifically those related to chemicals, decreased significantly with the drop in oil production.

Exploration Costs. Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes. Exploration costs were $3,385,000 during the first half of 2009, compared to $6,277,000 during the same period of 2008, a decrease of 46%. Two factors contributed to the year-to-year decline. First, exchange rate differences reduced the amount of U.S. dollars required to fund 2009 Polish expenditures; second, our level of activity was lower in 2009 than in 2008. First half 2009 exploration costs included approximately $2,600,000 associated with our ongoing Fences concession area 3-D seismic surveys, and the remainder associated with 2-D seismic and other costs at both existing and new concessions. First half 2008 exploration costs included approximately $4.2 million associated with seismic surveys on our 100% owned acreage, approximately $1.3 million associated with our Winna Gora 3-D seismic project, and the remaining costs associated with 2-D seismic and other costs at our existing project areas.

DD&A Expense - Exploration and Production. DD&A expense for producing properties was $432,000 for the first half of 2009, a decrease of 64% compared to $1.2 million during the same period of 2008. The 2008 year-end negative reserve revision due to low year-end oil prices, and subsequent impairment of capital costs, at our U.S. properties resulted in lower DD&A costs, as the bulk of the capital costs in the U.S. were removed from our depletion base.

Accretion Expense. Accretion expense was $16,000 and $42,000 for the first half of 2009 and 2008, respectively. Accretion expense is related entirely to our Asset Retirement Obligation.

Oilfield Services Segment

Oilfield Services Revenues. Oilfield services revenues were $653,000 during the first half of 2009, a decrease of 67%, compared to $1,951,000 for the first half of 2008. We drilled seven wells for third parties during the first half of 2008, along with additional well service work. During the first half of 2009, we drilled 14 wells for third parties; however, each of these was a shallow well, which can be drilled in only two to three days. We expect to drill another 13 to 14 shallow wells, followed by two deeper, horizontal wells, during the third quarter of 2009. Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

            Oilfield Services Costs. Oilfield services costs were $618,000 during the first half of 2009, compared to $1,276,000 during the same period of 2008. The period-to-period decrease was primarily due to the nature of our drilling activity in 2009 discussed above. Oilfield services costs will also continue to fluctuate period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

DD&A Expense – Oilfield Services. DD&A expense for oilfield services was $271,000 during the first half of 2009, compared to $173,000 during the same period of 2008. The period-to-period increase was primarily due to new capital additions in 2008 being depreciated.

Nonsegmented Information

G&A Costs. G&A costs were $3,402,000 during the first half of 2009, compared to $3,360,000 during the first half of 2008, an increase of $42,000. Higher legal, insurance, and accounting costs were largely offset by lower employee compensation costs.

Stock Compensation (G&A). For the six-month periods ended June 30, 2009, and June 30, 2008, we recognized $883,000 and $1,245,000, respectively, of stock compensation expense related to the amortization of unexercised options and restricted stock purchase rights.

Interest and Other Income. Interest and other income was $38,000 during the first half of 2009, a decrease of $236,000, compared to $275,000 during the same period of 2008. The decrease was a reflection of lower cash balances available for investment. During the first half of 2009, we incurred $310,000 in interest expense, which included $88,000 of amortization of previously incurred loan fees. During the first half of 2008, we incurred $79,000 in quarterly commitment fees in connection with securing the Facility and $91,000 of amortization of loan fees, both of which were charged to interest expense.

Foreign Exchange Loss. As discussed in footnote 10 to the financial statements, during the first half of 2009, we recorded foreign currency transaction losses of approximately $6.7 million, principally attributable to increases in the amount of Polish zlotys necessary to satisfy outstanding intercompany dollar-denominated loans and unpaid interest to FX Energy, Inc.

Liquidity and Capital Resources

To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities, and agreements with industry participants that funded our share of costs in certain exploratory activities in return for an interest in our properties. With the establishment of proved reserves in Poland, in November 2006, we established a $25.0 million Senior Credit Facility with the Royal Bank of Scotland to fund infrastructure and development costs in Poland. As of December 31, 2008, we had drawn down the full $25.0 million available under this Facility. In addition, cash flows from our operations have been providing a portion of our overhead and capital needs for the past 24 months.

            While we have not experienced significant impacts from the economic crisis through the first half of 2009, the global economy continues to contract. However, the recent strengthening of the Polish zloty against the U.S. dollar will, if it continues, have a positive impact on our U.S. dollar denominated 2009 revenues and operating profit; conversely, any U.S. dollar denominated capital costs in Poland will increase at the same rate. For now, and based on current conditions, we expect our exploration and development programs will continue in spite of the economic downturn; however, in recognition of the downturn, we plan to match future capital spending with our discretionary cash flow. As of June 30, 2009, we had firm commitments to spend approximately $2.5 million of future capital and exploration costs, the bulk of which will be paid for from available cash or cash flow generated by our Polish production operations. Apart from those commitments, we have the ability to control the timing and amount of all other future capital and exploration costs.

For the short-term, the primary source of funds will be existing cash balances and cash flow from operations. We expect our  Roszkow well in Poland to be a significant contributor to our future operating cash flows. We anticipate cash flows will increase with the start of production from our Roszkow well, which we expect to begin producing during the fourth quarter of 2009. Our expected discretionary cash flow combined with our cash resources should enable us to meet our anticipated capital needs in Poland and the United States for the next 12 months.

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

Working Capital (current assets less current liabilities). Our working capital at June 30, 2009, was $4,667,000, a decrease of $9,298,000 from our working capital at December 31, 2008, of $13,965,000. As of June 30, 2009, our cash and cash equivalents and marketable securities totaled approximately $6.4 million.

Operating Activities. Net cash used in operating activities was $7,491,000 during the first half of 2009, compared to net cash used in operating activities of $7,512,000 during the first half of 2008.

Investing Activities. During the first six months of 2009, we used cash of $221,000 in investing activities. We received proceeds of $4,398,000 from maturities of marketable securities, purchased marketable securities of $10,000, used $2,195,000 for current year capital additions in Poland and $246,000 related to our proved properties in the United States, used $1,623,000 to pay accounts payable related to prior-year capital costs, and used $545,000 for capital additions in our office and drilling equipment. During the first half of 2008, we received $513,000 from investing activities. We received proceeds of $6,000,000 from maturities of marketable securities, purchased marketable securities of $204,000, used $3,670,000 for current year capital additions in Poland and $662,000 related to our proved properties in the United States, used $428,000 to pay accounts payable related to prior-year capital costs, and used $523,000 for capital additions in our office and drilling equipment.

            Financing Activities. During the first half of 2009, we paid $2,709,000 toward loans related to auction-rate securities. During the first half of 2008, warrant holders exercised warrants for a total of 1,990,000 shares, resulting in proceeds of approximately $7,169,000. There were no similar transactions during the first half of 2009.

New Accounting Pronouncements

As discussed in Note 11 to the financial statements, we have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

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

            Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as the future timing and results of drilling individual wells and other exploration and development activities; future variations in well performance as compared to initial test data; future events that may result in the need for additional capital; the prices at which we may be able to sell oil or gas; fluctuations in prevailing prices for oil and gas; our ability to complete the acquisition of targeted new or expanded exploration or development prospects; uncertainties of certain terms to be determined in the future relating to our oil and gas interests, including exploitation fees, royalty rates and other matters; future drilling and other exploration schedules and sequences for various wells and other activities; uncertainties regarding future political, economic, regulatory, fiscal, taxation, and other policies in Poland; the cost of additional capital that we may require and possible related restrictions on our future operating or financing flexibility; our future ability to attract strategic participants to share the costs of exploration, exploitation, development, and acquisition activities; and future plans and the financial and technical resources of strategic participants.

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

Foreign Currency Risk

We enter into various agreements in Poland denominated in the Polish zloty. The Polish zloty is subject to exchange-rate fluctuations that are beyond our control. Our policy is to reduce currency risk by, under ordinary circumstances, transferring dollars to zlotys, or fixing the exchange rate for future transfers of dollars to zlotys, on or about the occasion of making any significant commitment payable in Polish currency, taking into consideration the future timing and amounts of committed costs and the estimated timing and amounts of zloty-based revenues. We do not use derivative financial instruments for trading or speculative purposes. We have used forward purchase contracts to buy zlotys at specified exchange rates. The fair value of these contracts is estimated based on period-end quoted market prices, and the resulting asset and expense are recognized in our consolidated financial statements. As of June 30, 2009, we had no outstanding zloty forward purchase contracts.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 26, 2009, the court dismissed all claims against all defendants for failure to state a claim upon which relief could be granted in the consolidated single matter, In re FX Energy, Inc., Securities Litigation, United States District Court, District of Utah, case no. 2:07-cv-00874. The time for filing an appeal has now expired without an appeal being filed by plaintiffs. (See Current Report on Form 8-K filed July 1, 2009.)

The action dismissed was based on a consolidated complaint alleging that the defendants violated the antifraud provisions of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misrepresentations and omissions regarding our Sroda-5 and Lugi-1 projects between January 20, 2005, and January 5, 2006. The consolidated actions had not been certified to proceed as a class action.

            Another pending action filed in the United States District Court for the District of Utah entitled Leilani York, derivatively on behalf of nominal defendant FX Energy, Inc., plaintiff, v. David N. Pierce, Dennis B. Goldstein, Arnold S. Grundvig, Jr., Richard Hardman, Tom Lovejoy, Jerzy Maciolek, Clay Newton, Andrew W. Pierce, and David Worrell, defendants, and FX Energy, Inc., nominal defendant, case no. 2:08-cv-00143, asserting derivative claims on our behalf against certain of our current and former directors and certain of our current and former executive officers and arising out of the same set of facts, had been stayed pending final resolution of the In re FX Energy, Inc., Securities Litigation. Based on the recent dismissal and the expiration of the appeal period in the FX Energy, Inc., Securities Litigation, we have requested that the plaintiffs in the derivative action stipulate to a dismissal of that action as well. Absent such stipulation, we intend to move the court for dismissal.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 10, 2009, at the annual meeting of our stockholders, the stockholders voted as indicated on the following matters submitted to them for consideration:

(a)        Elect Richard Hardman, H. Allen Turner, and Jerzy B. Maciolek as our directors by a plurality as shown below:

		Withheld
Director	For	Authority
Richard P. Hardman	30,859,443	6,541,603
H. Allen Turner	33,382,844	4,018,170
Jerzy B. Maciolek	32,161,340	5,239,702

(b)        Ratify the appointment of PricewaterhouseCoopers as our independent registered public accounting firm as shown below:

For	Against	Abstain
37,259,823	138,775	152,558

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit
Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14	Attached

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

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

FX ENERGY, INC.
(Registrant)

Date: August 10, 2009	By:	/s/ David N. Pierce
David N. Pierce, President,
Chief Executive Officer

Date: August 10, 2009	By:	/s/ Clay Newton
Clay Newton, Principal Financial Officer