Form 10-K/A
period 2009-12-31
FX ENERGY INC
filed 2010-03-19
CIK 907649

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

EXPLANATORY NOTE

This annual report on Form 10-K/A (Amendment No. 1) amends the annual report on Form 10-K of FX Energy, Inc., for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 17, 2010 (the “Original Filing”), for the sole purpose of including Exhibit 99.01, Report of Hohn Engineering PLLC, Petroleum Engineers, and Exhibit 99.02, Report of RPS Energy, Petroleum Engineers.  Except as discussed above, we have not modified or updated disclosures presented in the Original Filing.

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

3.	Exhibits. The following exhibits are included as part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.01	Restated and Amended Articles of Incorporation	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 2000, filed November 7, 2000.
3.02	Bylaws, as amended January 2, 2008	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2007, filed March 10, 2008.
3.03	Articles of Amendment to the Restated Articles of Incorporation of FX Energy, Inc.	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2005, filed March 14, 2006.

Exhibit Number*	Title of Document	Location
3.04	Amendment to Articles of Incorporation Revising and Restating Designation of Rights, Privileges, and Preferences of Series A Preferred Stock	Incorporated by reference from the quarterly report on Form 10-Q for the period ended June 30, 2007, filed August 8, 2007.
Item 4	Instruments Defining the Rights of Security Holders
4.01	Specimen Stock Certificate	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.

4.04	Rights Agreement dated as of April 4, 2007, between FX Energy, Inc. and Fidelity Transfer Corp.	Incorporated by reference from the quarterly report on Form 10-Q for the period ended June 30, 2007, filed August 8, 2007.

Item 10	Material Contracts
10.26	Frontier Oil Exploration Company 1995 Stock Option and Award Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.27	FX Energy, Inc. 1996 Stock Option and Award Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.28	FX Energy, Inc. 1997 Stock Option and Award Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.29	FX Energy, Inc. 1998 Stock Option and Award Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.53
Agreement on Cooperation in Exploration of Hydrocarbons on Foresudetic Monocline dated April 11, 2000, between Polskie Gornictwo Naftowe I Gazownictwo S.A. (POGC) and FX Energy Poland, Sp. z o.o. relating to Fences I project area

Incorporated by reference from the current report on Form 8-K filed May 2, 2000.
10.59	Sales / Purchase Agreement Special Provisions between Plains Marketing Canada, L.P. and FX Drilling Company Inc. agreed April 29, 2002	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2002, filed March 27, 2003.
10.60	Form of Non-Qualified Stock Option awarded August 14, 2002, with related schedule**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2002, filed March 27, 2003.
10.62	Agreement Regarding Cooperation within the Poznan Area (Fences II) entered into January 8, 2003, by and between Polskie Gornictwo Naftowe i Gazownictwo S.A. and FX Energy Poland Sp. z o.o.	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2002, filed March 27, 2003.

Exhibit Number*	Title of Document	Location
10.63	Settlement Agreement Regarding the Fences I Area entered into January 8, 2003, by and between Polskie Gornictwo Naftowe i Gazownictwo S.A. and FX Energy Poland Sp. z o.o.	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2002, filed March 27, 2003.
10.64	Farmout Agreement Entered into by and between FX Energy Poland Sp. z o.o. and CalEnergy Power (Polska) Sp. z o.o. Covering the “Fences Area” in the Foresudetic Monocline made as of January 9, 2003	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2002, filed March 27, 2003.
10.67	FX Energy, Inc. 1999 Stock Option and Award Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.68	FX Energy, Inc. 2000 Stock Option and Award Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.69	FX Energy, Inc. 2001 Stock Option and Award Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.70	FX Energy, Inc. 2003 Long-Term Incentive Plan	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.74	Greater Zaniemysl Area Agreement made as of March 12, 2004, among FX Energy Poland Sp. z o.o. and CalEnergy Resources Poland Sp. z o.o.	Incorporated by reference from the quarterly report on Form 10-Q for the period ended March 31, 2004, filed May 11, 2004.
10.75	Form of Indemnification Agreement between FX Energy, Inc. and directors and officers with related schedule**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2008, filed March 16, 2009.
10.77	Description of compensation arrangement with executive officers and directors**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2009, filed March 16, 2010.
10.78	Form of Employment Agreement with related schedule**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.79	Change in Control Compensation Agreement with related schedule**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.81	FX Energy, Inc. 2004 Long-Term Incentive Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2004, filed March 15, 2005.
10.82	Letter of Engagement, H. Allen Turner, dated February 14, 2007	Incorporated by reference from the current report on Form 8-K filed February 20, 2007.

Exhibit Number*	Title of Document	Location
10.83
US$25,000,000 Senior Facility Agreement among FX Poland Sp. z o.o., FX Energy, Inc., FX Energy Netherlands Partnership CV., FX Energy Netherlands BV., and The Royal Bank of Scotland PLC, dated November 17, 2006

Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.84	Common Stock Purchase Warrant dated November 17, 2006	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.85	Agreement for Pledges over Shares in FX Energy Poland Sp. z o.o., dated December 18, 2006	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.86	Subordination Deed dated December 21, 2006	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.87	Restated FX Energy, Inc. 401(k) Stock Bonus Plan dated January 25, 2007**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.88	Agreement for the Sale of Natural Gas between FX Energy Poland Sp. z o.o. and Mazowiecka Spółka Gazownictwa Sp. z o.o., dated December 29, 2005	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.89	Agreement No. PL/012216736/05-0030/DH/HB for the Sale of Natural Gas between FX Energy Poland Sp. z o.o. and Polskie Górnictwo Naftowe I Gazownictwo S.A., dated December 8, 2005	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.90	Agreement for the Sale of Wellhead Natural Gas between FX Energy Poland Sp. z o.o. and PL Energia S.A., dated January 26, 2007	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.91	Form of Stock Purchase Agreement	Incorporated by reference from the current report on Form 8-K filed July 5, 2007.
10.92	Exhibit 10.92, Amendment and Reconfirmation of Supplemental Indemnification Agreement between FX Energy, Inc. and Dennis B. Goldstein	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2008, filed March 16, 2009.
10.93	Agreement No. for the Sale of Natural Gas between FX Energy Poland Sp. z o.o. and Polskie Górnictwo Naftowe I Gazownictwo S.A., dated June 19, 2009	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2009, filed March 16, 2010.
10.94	Executive Incentive Royalty Plan and related schedule**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2009, filed March 16, 2010.

Exhibit Number*	Title of Document	Location
Item 21	Subsidiaries of the Registrant
21.01	Schedule of Subsidiaries	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2007, filed March 10, 2008.

Item 23	Consents of Experts and Counsel
23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2009, filed March 16, 2010.

23.02	Consent of Hohn Engineering PLLC, Petroleum Engineers	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2009, filed March 16, 2010.
23.03	Consent of RPS Energy, Petroleum Engineers	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2009, filed March 16, 2010.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2009, filed March 16, 2010.
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2009, filed March 16, 2010.

Item 99	Additional Exhibits
99.01	Report of Hohn Engineering PLLC, Petroleum Engineers	This filing.
99.02	Report of RPS Energy, Petroleum Engineers	This filing.

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

FX ENERGY, INC. (Registrant)

Dated:	March 18, 2010	By:	/s/ Clay Newton
Clay Newton
Vice President