Form 10-K/A
period 2009-12-31
FX ENERGY INC
filed 2010-04-30
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE.  None.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2009, which was originally filed with the Securities and Exchange Commission on March 17, 2010, and amended on March 19, 2010, is to set forth the information required by Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the previous filings.  This amendment amends and restates in its entirety Items 5 and 9 of Part II, and Items 10, 11, 12, 13, and 14 of Part III.  Except as expressly set forth herein, this amendment does not reflect events occurring after the dates of the original filing or amendment or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above.  The references contained in the original filing and amendment no. 1 to incorporation by reference of our definitive proxy statement are hereby deleted.

TABLE OF CONTENTS

Item		Page

	Part II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	3
9B	Other Information	4

	Part III
10	Directors, Executive Officers and Corporate Governance	5
11	Executive Compensation	8
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23
13	Certain Relationships and Related Transactions, and Director Independence	24
14	Principal Accounting Fees and Services	27

	Part IV
15	Exhibits, Financial Statement Schedules	28
--	Signatures	33

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as quoted under the symbol “FXEN” on the NASDAQ Global Market, or its predecessor, Nasdaq National Market:

	Low	High
2010:
Second Quarter (through April 27, 2010)	$3.42	$4.88
First Quarter	2.85	3.55

2009:
Fourth Quarter	2.39	3.28
Third Quarter	3.05	4.71
Second Quarter	2.91	4.56
First Quarter	2.13	3.54

2008:
Fourth Quarter	2.05	7.20
Third Quarter	4.95	8.66
Second Quarter	4.44	5.81
First Quarter	3.98	5.94

We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future.  We intend to reinvest any future earnings to further expand our business.  We estimate that, as of March 31, 2010, we had approximately 10,000 stockholders.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,209,976	$4.30	125,640

Since inception, we have issued options pursuant to stock option and award plans that have been adopted by our board of directors and approved by the stockholders.  As of December 31, 2009, we have outstanding options and unvested restricted stock awards of 2,209,976 shares under plans that have been approved by the stockholders.  We will not grant any compensatory options to officers, directors, or employees outside of stockholder-approved plans.

In addition to the specific provisions noted below, all such outstanding options and restricted stock awards provide for antidilution adjustments to the number of shares issuable and the exercise or conversion price in the event of any stock split, stock dividend, or recapitalization of our common stock; restrict transfer; require us to reserve for issuance that number of shares issuable on exercise or conversion; require notice to the holder prior to certain extraordinary corporate events; require payment of the exercise price of options and warrants in cash or in such other type of consideration as specifically noted; are fully vested and exercisable unless otherwise indicated; and contain other similar miscellaneous items.

ITEM 9B. OTHER INFORMATION

Because of economic uncertainty, during 2008 the Compensation Committee recommended and the Board granted lower bonus awards than our FX Energy Cash Bonus Plan (“Bonus Plan”) formulae would have provided, based on a consideration of the factors discussed in Item 11, noting that 2008 awards may be reviewed later to determine whether an additional 2008 award may be appropriate in view of the global economic situation and the Company’s liquidity.  Although the Compensation Committee did not revise its initial recommendation, after further review and with updated input from management, on November 16, 2009, the Board approved an additional 2008 incentive plan award as set forth below, payable only upon the occurrence of corporate EBITDAX (earnings before interest, taxes, depreciation, amortization, and exploration expenses) exceeding $2 million per month for three consecutive months:

Named Executive Officer	Additional 2008 Bonus

David N. Pierce	$146,044
Thomas B. Lovejoy	54,038
Andrew W. Pierce	116,812
Jerzy B. Maciolek	116,812
Clay Newton	23,038

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors

Our articles of incorporation provide that the board of directors shall be divided into three classes, with each class as equal in number as practicable.  One class is to be elected each year for a three-year term at the annual stockholder meeting.

The following sets forth the name, age, term of directorship, and principal business experience of each of our executive officers and directors:

		Year
Name	Age	Director Since	Term Expires	Business Experience During Past Five Years and Other Information

Directors

David N. Pierce	64	1992	2011
President and a director of the Company since 1992, Chairman from 1992 through 2003.  Co-founder with his brother, Andrew W. Pierce, of our predecessor, Frontier Exploration Company.  Executive capacities with privately held oil and gas companies since 1979 and an attorney with more than 30 years of experience in natural resources, securities, and international business law.  The board believes Mr. Pierce should serve as a director because of his role as founder and principal strategist for the Company based on his training and experience.

Thomas B. Lovejoy	74	1995	2010
Chairman of the board of directors since October 2003, Executive Vice-President effective February 2007, Chief Financial Officer from 1999 to 2007, Vice-Chairman from 1995 through 2003, and a consultant to the Company from 1995 to 1999.  More than 30 years investment banking experience.  Mr. Lovejoy was selected as a director because of his experience and access to the energy capital markets and investment community.

Jerzy B. Maciolek	60	1995	2012
Vice-President of International Exploration and a director of the Company since 1995.  Employed by us since September 1995.  Instrumental in our exploration efforts in Poland.  Geophysicist with more than 30 years experience in Poland, Kazakhstan, and western United States.  Graduate of the Mining and Metallurgy Academy in Krakow, Poland.  The board chose Mr. Maciolek to be a director because of his familiarity with oil and gas exploration in Poland and his familiarity with its governmental, regulatory, and cultural environment.

		Year
Name	Age	Director Since	Term Expires	Business Experience During Past Five Years and Other Information

Arnold S. Grundvig, Jr.	61	2003	2010
Director of the Company since 2003.  President and Chief Financial Officer of A-Systems Corporation, a developer of accounting software, since 1993.  Previously various executive-level positions in financial management.  Mr. Grundvig is a member of our Audit Committee and Nomination and Governance Committee and was appointed as Chairman of our Compensation Committee in early 2009.  The board believes Mr. Grundvig’s general business and financial experience and expertise contributes to the board’s oversight.

Richard Hardman CBE	74	2003	2012
Exploration Advisor since February 2003 and director since October 27, 2003.  Over a career spanning more than 40 years, worked in oil and gas exploration as a geologist in Libya, Kuwait, Colombia, Norway, and the North Sea.  Chairman of the Petroleum Society of Great Britain, President of the Geological Society of London, European member of the Advisory Council of the American Association of Petroleum Geologists, and former Chairman and current committee member of APPEX, a farmout fair organization based in London.  Commander of the British Empire in New Year Honours List of 1998 for services to the oil industry.  Mr. Hardman is a member of our Nomination and Governance Committee and Compensation Committee.  The board chose Mr. Hardman to become a director because of his extensive oil and gas exploration expertise, particularly in exploration areas that may be analogous to Poland.

Dennis B. Goldstein	64	2003	2011
Mr. Goldstein has been a director since October 2003, and was appointed Lead Director November 2003.  He previously served as a member of the board of directors from 1999 to 2002, and was a member of our Audit Committee prior to his resignation.  Attorney engaged in natural resource matters for over 30 years.  Mr. Goldstein is Chairman of our Nomination and Governance Committee and is a member of our Audit Committee and Compensation Committee.  The board chose Mr. Goldstein to become a director because of his international natural resources experience in legal affairs.

		Year
Name	Age	Director Since	Term Expires	Business Experience During Past Five Years and Other Information

H. Allen Turner	57	2007	2012
Mr. Turner was appointed to the board of directors in February 2007.  Mr. Turner has 25 years experience in finance, including 20 years as a senior executive at Devon Energy Corporation.  Since 2001, Mr. Turner has served as a director of Cortland Associates, a registered investment advisor, and as a private investor.  Mr. Turner is Chairman of our Audit Committee and a member of our Nomination and Governance Committee and Compensation Committee.  The board chose Mr. Turner to become a director because of his extensive executive experience in capital markets, strategic planning, and investor relations.

Executive Officers

Andrew W. Pierce	62	--	--
Vice-President of Operations of the Company since 1992, director from 1992 through his resignation in 2003.  Co-founder with his brother, David N. Pierce, of our predecessor, Frontier Exploration Company.  More than 30 years of experience in oil and gas exploration, drilling, production and leasing experience, with primary management and line responsibility for drilling and completion activities.

Clay Newton	53	--	--
Vice-President of Finance, Treasurer, and Chief Accounting Officer since 2003 and a director from 2002-2003.  Executive accounting and financial management for energy and technology firms for over 25 years.

Scott J. Duncan	61	--	--
Vice-President Investor Relations and Secretary of the Company, director from 1993 through 2004, when he did not stand for reelection, and financial consultant to the Company from its inception through April 1993.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and persons that own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company.  Officers, directors, and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto filed with the Securities and Exchange Commission during or respecting the last fiscal year ended December 31, 2009, no person that, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of our equity securities, or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our Named Executive Officers for 2009 should be read together with the compensation tables and related disclosures set forth below.  This compensation discussion and analysis has been prepared by our management and reviewed by the Compensation Committee, or “the Committee,” and by our Board of Directors, or “Board.”  This discussion is intended to provide perspective and context for the compensation tables that follow.  After the review, the Committee recommended the inclusion of this compensation discussion and analysis in our annual report on Form 10-K and proxy statement.  See “Compensation Committee Report” below.  This discussion contains forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs.  Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Overview

This compensation discussion and analysis covers the following topics:

▪	the philosophy and objectives of our executive compensation program;

▪	our process of setting executive compensation;

▪	the components of our executive compensation;

▪	internal pay equity and risk assessment, and

▪	the tax considerations of executive compensation.

Executive Compensation Philosophy

FX Energy is a unique independent oil and gas company.  As the only US-based company whose focus is on early-stage exploration in Poland and one of only a few of its size that operates outside the United States, we face many challenges that go beyond the typical risks associated with an established oil and gas company operating domestically.  These challenges include working with Poland’s governmental agencies as new energy policies and practices evolve, enhancing the knowledge base of the local industry, and working through a frequently changing political climate.  In addition, we face the risk of doing business in a former communist country, whose exploration and environmental laws are continuing to advance, and having a national oil company as the partner and operator of many of our significant exploration projects, which means we do not cannot control the timing and nature of many of our operations.

In addition, while we have been successful in our drilling operations and have established reserves and production, we continue to face significant exploration risk as we move forward.  We recognize our risk profile and consider this and our unique operating circumstances when we evaluate and set executive compensation.

Our philosophy is that compensation paid to our executives should generally be correlated to the trends and levels of a peer group of other energy companies with an overall profile similar to ours, and should be designed to align the employees’ interests with the our performance on both a short- and long-term basis.  Accordingly, a significant portion of total compensation is directly related to our performance.  In order to build a direct link between stockholder interests and executive compensation, we have equity and cash incentive compensation programs that may account for a majority of an executive’s compensation.  This practice parallels the compensation practices of our peer group.  In order to attract and retain the best talent, we compensate at a level that reflects the demand within our peer group for talented executives, especially in a cyclical industry environment.  In view of these circumstances, we must balance pay for performance with the compelling need to attract, retain, and incentivize senior executives.  The Committee has the discretion to recommend rewards for executives for superior performance or to recommend decreased compensation for inferior performance.

Executive Compensation Process

The Compensation Committee

The Compensation Committee’s responsibilities, which are more fully described in the Committee’s charter, include each of the following:

▪
developing and implementing compensation programs that enhance our ability to recruit and retain qualified directors, executives, and other personnel and developing and implementing stock option and award programs that create long-term incentive for directors, executive management, and key employees by enabling them to acquire an equity stake in the Company;

▪
outside the presence of the Chief Executive Officer, reviewing and recommending to the Board of Directors the amount and manner of compensation of the Chief Executive Officer for final determination by the Board of Directors;

▪
consulting with and considering the recommendations of the Chief Executive Officer respecting the amount and manner of compensation of the other executive officers and recommending to the Board of Directors the amount and manner of compensation for such executive officers for final determination by the Board of Directors;

▪	reviewing and recommending to the Board of Directors incentive awards under our stock option and stock award plans for executive officers, directors, employees, and other eligible participants; and

▪
administering our long-term incentive plans in accordance with the terms and conditions of the plans, discharging any responsibilities imposed on, and exercising all rights and powers granted to, the Committee by the plan, and overseeing the activities of the individuals and entities responsible for the day-to-day operation and administration of the plans.

Upon receiving recommendations from the Committee, the Board considers such recommendations, with the direct additional input from the Chief Executive Officer, to determine executive compensation.

Benchmarking Against Peer Companies

We use both survey data and public information as a framework in structuring the total compensation opportunities provided to Named Executive Officers, such that the average total compensation of the peer group can serve as an input.  Actual compensation paid will be higher or lower than peer group averages depending on a number of factors, including Company and individual performance, performance of the peer group, accomplishment of our goals, our financial condition, and industry and economic conditions generally.

We annually review competitive executive compensation based on public company data compiled by Equilar, Inc., an independent compensation data compiler.  The public company data is further benchmarked, for comparative purposes, with the annual Mercer Human Resource Consulting Energy Compensation Survey, which contains data on both public and private energy companies, segregated by size and geographical location.  We do not engage an independent compensation consultant.

In analyzing and determining 2009 compensation levels, we reviewed comparative compensation data for certain US-traded public companies engaged in the oil and gas business that were similar to us in the areas of market capitalization, annual revenues, and enterprise value.  We believe that these criteria were effective in yielding an appropriate peer group of comparable companies.  The benchmarking results provided background and context for Committee recommendations and decisions; the information regarding peer companies and pay practices of the peer group assisted in its analysis but did not govern the Committee’s award recommendation for any particular executive.  The industry peer group changes from time to time due to business combinations, asset sales, bankruptcies, and other types of transactions that cause peer companies to no longer exist or no longer be comparable.  The Committee approves any revisions to the peer group on an annual basis.  The following 16 companies comprised the industry peer group used during 2009 in connection with executive compensation decisions:

Abraxas Petroleum	Isramco
Aurora Oil & Gas	Panhandle Royalty
Barnwell Industries	Ram Energy Resources
Credo Petroleum	Royale Energy
Double Eagle Petroleum	Teton Energy
GASCO Energy	Toreador Resources
Gastar Exploration	Transmeridian Resources
Harken Energy	Tri Valley

As part of the total compensation review process, the Committee reviews each element and the mix of compensation that comprises the total executive compensation package.  This process includes comparing historical data for the executives in the peer group to similar data for our executives as a group, or individually in the case of the Chief Executive Officer.  With the assistance of the Chief Executive Officer, the Committee also makes an assessment of skills, experience, and achievements of the Named Executive Officers as a group and individually as the basis for its recommendations to the Board.  To support our compensation objectives, the Committee may recommend that the Board adjust elements of compensation for our executives to align them with the various elements of the peer group executives.  In addition to adjusting the allocation among elements of compensation for the executive group or Chief Executive Officer, as the case may be, individual pay may differ for any executive based on individual performance, tenure, and a subjective assessment of future potential.  We may also adjust base salary or long-term equity pay based on internal equity among the executive group.

In executive sessions outside the presence of the Chief Executive Officer, the Committee reviews and recommends to the Board compensation for the Chief Executive Officer based on his performance, using the benchmarked data as a reference point.  In consultation with the Chief Executive Officer, the Committee then recommends to the Board the amount of compensation for the remaining executives.  The Committee considers each of the factors comprising performance results in recommending the amount of each executive’s compensation.  The Board then reviews and considers the Committee’s recommendation in the light of its own analysis of these compensation factors and with further input from the Chief Executive Officer.

Executive Compensation Components

Our Board-approved executive compensation program consists of five key elements: base salary, annual cash incentives, long-term cash and equity incentives, retirement compensation, and other employee benefits.  The benefit plans are designed to encourage retention and reward long-term employment.  We believe perquisites for senior executives should be extremely limited in scope and value and should also be restricted to those types of perquisites that are available to all employees.

We supplement this compensation with downside protection to minimize the turnover of executive talent and to ensure that our executives’ attention remains focused on the Company’s and our shareholders’ interests.  Such downside protection includes the use of employment and change of control agreements, which are discussed in more detail below.

The actual amount ultimately realized by individual executives from their total compensation opportunities (other than base salary), if any, is dependent upon our actual operational, financial, and/or stock price performance as well as individual performance.  Accordingly, if overall results fail to meet the goals established for the compensation opportunities, then earned compensation is likely to fall below the peer group’s mean compensation depending upon the performance of the companies within that group.

Base Salary and Benefits

To remain competitive with compensation levels of executives at comparable companies, we target the base pay of our executives at about the average of the peer group of companies identified above.  We believe that targeting base pay at a competitive level helps fulfill our compensation program objective of attracting and retaining high-quality executives.  Each executive’s salary relative to this competitive framework varies based on the level of his responsibility, experience, time in position, internal pay equity considerations, and individual performance and is reviewed by the Committee on an annual basis.  Specific salary adjustments take into account these factors and the current market for management talent.

Executives participate with other full-time employees in Company-paid medical, dental, and life insurance plans.

Analysis of 2009 Salaries

As a result of a review of peer group and other compensation data available, including current compensation trends and talent demand in the oil and gas industry, and consideration of our financial condition, we determined to freeze 2009 Named Executive Officer salaries at their 2008 levels.  In late 2009, we determined to continue that freeze through 2010.  We considered the impact of inflation in reviewing compensation levels and concluded that the level of inflation did not warrant salary changes.  In total, we anticipate that the executive group’s combined base salaries would approximate the average of our peer group for both 2009 and 2010.

Annual Cash Incentives

As part of each executive’s performance-based compensation, we maintain the Bonus Plan.  The purpose of the Bonus Plan is to make a significant portion of each executive’s total compensation variable based on our performance and the performance of the individual officer respecting comparative achievement of the goals discussed below that are set to enhance shareholder value over the long term.

The Bonus Plan calls for the Committee to review certain corporate performance criteria as it relates to our peers and leaves the Committee the discretion to consider the achievement of other specific corporate objectives, individual contributions, general economic conditions, and other factors when making incentive awards for each year.  The Committee uses this information to recommend to the Board annual incentive awards.  The Bonus Plan provides for a preliminary award near year-end based on an analysis of company performance to date and preliminary peer group data, followed by a final payment (which may be zero) later in the year, once all peer group prior year performance data becomes available.

We set target awards as a percentage of base salary at about the estimated average of peer group award percentages.  Our success in meeting our corporate objectives, reviewed at year-end, and each particular executive’s role in meeting those objectives are used to determine whether the actual award should be above, below, or at the anticipated peer group average.

In determining short-term cash incentive awards, the Committee reviews corporate performance relative to our peer group in the following areas: (i) three-year revenue growth per share, (ii) three-year reserve volume growth per share, (iii) three-year finding and development cost; and (iv) one-year stock price change.  Each measure comprises 25% of the incentive award.  For each measure, the peer group members, including the Company, are ranked by performance order and divided into quintiles.  The incentive award for each measure is determined by the quintile ranking of the Company within the peer group, and the percentage contributions of all four measures are added to determine the overall annual incentive award.  Award percentages for the various quintiles range ratably from 50% in the first quintile to 0% in the fifth quintile.

We believe that success in these four areas enhances shareholder value in both the short term and the long term.  Success in the areas of reserve additions and revenue growth, in particular, are important in implementing our business model of translating early-stage exploration efforts into tangible assets and cash flow.  Lower than industry-average finding costs demonstrate our ability to find and drill exploration targets that contribute meaningfully to increases in reserve volumes and values.  Relative changes in share price reflect the market’s recognition of our progress in implementing our business model.  Nonetheless, the Committee also recognizes that no single or combination of mathematical criteria can fully capture the success or failure of the Company.  Thus, the Committee has reserved the right throughout to exercise its discretion and judgment in considering other nonmathematical factors, including long-term liquidity and lender relationships, the perceived quality of oil and gas prospects, and similar factors that may alter the recommendations to the Board respecting executive compensation.

2008 Incentive Awards

Because of economic uncertainty, during 2008 the Committee recommended and the Board adopted bonus awards lower than our Bonus Plan formulae would have provided, based on a consideration of the factors discussed below, noting that 2008 awards may be reviewed to determine whether an additional 2008 award may be appropriate in view of the global economic situation and the Company’s liquidity.  In evaluating 2008 corporate accomplishments, the Committee noted the following with respect to corporate performance components:

Reserve Volume Growth per Share

Our three-year reserve volume growth per share of 17% was in the second highest quintile of the peer group, which qualified for a 37.5% incentive award.

Revenue Growth per Share

Our three-year revenue growth per share of 43% was in the second highest quintile of the peer group, which qualified for a 37.5% incentive award.

Finding Costs

Our three-year finding costs of $2.56 per Mcfe were in the second highest quintile of the peer group, which qualified for a 37.5% incentive award.

Share Price

Our 2008 stock price change was in the second highest quintile of the peer group, which qualified for a 37.5% incentive award.

The Company outperformed on each of these mathematical calculations.  However, the Committee also considered what it perceived to be a deterioration of balance sheet liquidity and equity, the failure to meet revenue expectations, increased financing costs related to the expansion of our credit facility, and similar factors.  Although the Committee did not revise its initial recommendation, after further review and with updated input from management, the Board approved a final 2008 incentive plan payout as set forth below, payable only upon the occurrence of corporate EBITDAX (earnings before interest, taxes, depreciation, amortization, and exploration expenses) exceeding $2 million per month for three consecutive months.  The additional 2008 incentive award adopted by the Board was as follows:

Name	Additional Amount

David N. Pierce	$146,044
Thomas B. Lovejoy	54,038
Andrew W. Pierce	116,812
Jerzy B. Maciolek	116,812
Clay Newton	23,038

2009 Incentive Awards

For 2009, the Committee did not undertake a review of Company performance under the Bonus Plan criteria relative to the peer group.  Instead, the Committee recommended and the Board approved preliminary incentive awards for 2009 equal to the preliminary bonus paid for 2008, with the intent to review fully Company performance relative to the peer group and determine the final 2009 incentive awards after 2009 peer group data becomes available.

Executive Officer	2009 Interim Minimum Award

David N. Pierce	$98,000
Thomas B. Lovejoy	48,000
Andrew W. Pierce	73,000
Jerzy Maciolek	73,000
Clay Newton	40,501

Long-Term Incentives

Equity Awards

We maintain equity compensation plans under which we make an annual grant of stock awards to eligible Named Executive Officers and others.

Over the past few years, significant accounting rule changes have led us to review our previous stock option award programs and focus more closely on stock utilization, including the consideration of stock market overhang and annual run rates.  As a result, we have discontinued certain stock option awards under our equity compensation plans.  We issue restricted stock awards to the majority of eligible senior management as our primary long-term equity incentive.  Restricted stock awards provide value in the form of Company stock while resulting in lower share usage and lower dilution than the use of certain other types of equity awards.  In addition, the vesting conditions (discussed below) and opportunity for long-term capital appreciation, which are characteristic of restricted stock awards, help us achieve our objectives of management retention and linking pay to our long-term shareholder value.  Restricted stock awards do not offer dividend or voting rights until they vest and the shares are subsequently released to the grantee.

As with other elements, the value received through various stock-based awards is included in our annual total compensation review process.  Each year, we collect and review competitive data from the peer group specifically on the use of and value received through equity incentives.  From this data, management develops and recommends annual awards.  Our philosophy is that the award opportunity should match the range of awards made by our peers.  Individual awards are then further modified, based on a subjective assessment of individual performance, contribution, and future potential.

Analysis of 2009 Equity Awards

Our equity component of compensation for senior executives was low compared to the average of the peer group; however, in view of the remaining number of shares available for future issuance, the Committee recommended that the award remained unchanged for 2009.

Vesting and Other Restrictions

Annual equity awards granted under our equity compensation plans typically vest 33% on each of the first three anniversaries of their grant date, contingent on continued employment with us.  In the case of supplemental awards, we may use a shorter or longer vesting period depending upon our retention objectives for the individual recipient.  We believe that these provisions serve our objectives of retention and connecting the executives’ long-term interests to ours and to those of our shareholders.

Grant Timing and Pricing

We grant annual stock awards generally at or near our regularly scheduled, fourth quarter Board meeting each year.  Notwithstanding our grant schedule, we do not grant stock awards prior to the release of material, nonpublic information that is likely to result in change in our stock price.  We may change the date upon which equity awards are granted if there is unreleased material, nonpublic information.

Executive Royalty Incentive Plan

In early 2010, the Board adopted the FX Energy Executive Royalty Incentive Plan (the “Royalty Plan”).  The purpose of the Royalty Plan is to maximize the economic incentive to the participants to encourage the highest potential drilling, accelerate and increase production and reserves, maximize our revenues, and generally enhance our ability to incentivize and retain valuable employees upon whom, in large measure, our continued revenue and reserve growth depends.  Accomplishing these goals, particularly through exploration on a limited budget, requires excellent exploration concepts, well-executed land acquisition strategies, creative financing, collaborative industry relationships, careful drilling, and prudent production.  The grants set forth in the Royalty Plan provide benefits only from production to provide an economic incentive for bringing wells online as quickly as practicable.  These grants provide participants having managerial, professional, or other key decision-making responsibilities with an opportunity to participate in the results of successful acquisition, exploration, and production.

The Royalty Plan contemplates replacing the annual restricted stock awards for our executives with a 3% royalty pool, proportionally reduced to our working interest, on our oil and gas revenues from future wells, allocated among our executives, including our named Executive Officers.  The Royalty Plan excludes all wells and geologic structures for which we had proved reserves at the end of 2009.  Accordingly, there is no assurance that our executives will receive any future payments under this plan.  We have not paid anything under this Royalty Plan to date.

Retirement Compensation

We do not offer a traditional pension plan.  We do have a 401(k) Stock Bonus Plan under which we make annual contributions, in the form of FX Energy stock, to the retirement account of each of our Named Executive Officers.  Each executive is encouraged to retain the contributed stock, and as of the date of this report, no executive has sold any of the shares so contributed.  We believe that offering this plan to executives is critical to achieve the objectives of attracting and retaining talent, particularly because we do not offer a defined benefit pension plan or any employee stock purchase, employee stock ownership, deferred compensation, or supplemental early retirement plans.

Other Compensation

We offer limited other perquisites and benefits to our executives, which are reflected in the relevant tables and narratives that follow.  The executives participate in basic Company-wide plans and programs such as group medical, dental, and life insurance in accordance with the terms of the programs and on the same terms as all other domestic administrative employees.  We do not offer disability insurance, automobile allowances, Company-provided automobiles, club memberships/dues, financial planning allowances, security services, first class air travel, or sign-on or retention bonuses.

Internal Pay Equity

Our core compensation philosophy is to pay our Named Executive Officers competitive levels of compensation that reflect their individual responsibilities and contributions to the Company, while providing incentives to achieve our business objectives.  While comparisons to compensation levels of similarly situated executives at companies in our peer group are beneficial in assessing the competitiveness of our various programs, we recognize that our compensation programs must also be internally consistent and equitable.  The Committee and Board evaluated the mix of the individual elements of compensation paid to our executives, as well as the overall composition and responsibilities of the executive team.  We do not have a formal policy that addresses Chief Executive Officer compensation multiples as they relate to other Named Executive Officers; however, the Chief Executive Officer’s total compensation has historically been less than 140% of the average total compensation of the other Named Executive Officers.

FX Energy was originally founded by three individuals, David N. Pierce (currently the Chief Executive Officer), Andrew W. Pierce, and Jerzy B. Maciolek.  In recognition of their initial vision and ongoing contribution to our success, we have determined that the salaries of Andrew W. Pierce and Jerzy Maciolek be set at the same level.

Risk Assessment

The Committee believes that its approach to choosing performance metrics and evaluating performance results assists in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives.  Several features of our programs reflect sound risk-management practices.  We believe our overall compensation program provides a reasonable balance between short- and long-term objectives, which helps mitigate the risk of excessive risk-taking in the short term.  Further, the performance criteria reviewed by the Committee in determining cash bonuses are Company-wide, and the Committee and Board use their subjective judgment and discretion in recommending and approving bonus levels for our officers.  This is based on the Committee’s and the Board’s belief that applying Company-wide metrics encourages decision making that is in the best long-term interests of the Company and our stockholders as a whole.  The multi-year vesting of our equity awards for executive compensation discourages excessive risk-taking and properly accounts for the time horizon of risk.

Tax Considerations

Impact of Internal Revenue Code Section 162(m)

Under the Omnibus Budget Reconciliation Act of 1993, provisions were added to the Internal Revenue Code under Section 162(m) that limit our federal income tax deductions for compensation expense in excess of $1 million paid to Named Executive Officers.  However, performance-based compensation can be excluded from the limit so long as it meets certain requirements.

No executive of FX Energy, including its Chief Executive Officer, has received compensation in any given year in excess of $1 million.

Section 409A of the Internal Revenue Code

To the extent one or more elements of compensation provided to executives is subject to Section 409A of the Internal Revenue Code, we intend that these elements be compliant so that the executives are not subject to increased income or penalty taxes imposed by Section 409A.  Section 409A requires that “deferred compensation” either comply with certain deferral election and payment rules or be subject to a 20% additional tax and in some circumstances penalties and interest imposed on the person who is to receive the deferred compensation.  We believe that if the adverse tax consequences of Section 409A become applicable to our compensation arrangements, such arrangements would be less efficient and less effective in incentivizing and retaining employees.  We intend to operate our compensation arrangements so that they are compliant with or exempt from Section 409A and have, therefore, amended or modified our compensation programs and awards, including our employment agreements, to the extent necessary to make them compliant or exempt.  We have also agreed to provide additional payments to the Named Executive Officers in the event that an additional tax is imposed under Section 409A.

Report of the Compensation Committee

The Compensation Committee is responsible for developing and recommending to the Board our executive compensation programs.  Our Compensation Committee has reviewed and discussed the compensation discussion and analysis required by Item 402(b) of Regulation S-K with management, and based on such review and discussions, the Compensation Committee recommended to the Board that the compensation discussion and analysis be included in our annual report on Form 10-K and proxy statement.

The Compensation Committee:	Arnold S. Grundvig, Jr., Chairman
Dennis B. Goldstein
Richard Hardman
H. Allen Turner

The above report of our Compensation Committee shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall this report be incorporated by reference into any filing made by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

2009 Summary Compensation Table

The following table summarizes the compensation of our Chief Executive Officer and our four highest paid executive officers other than our Chief Executive Officer (“Named Executive Officers”) for the fiscal year ended December 31, 2009.

				Stock	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)

David N. Pierce	2009	$ 367,500	$ 98,000(3)	$115,500	$ 62,551	$643,551(3)
President, Chief Executive Officer	2008	367,500	244,044(4)	115,080	69,125	795,749(4)
	2007	350,000	227,500	256,200	67,685	901,385
Thomas B. Lovejoy	2009	262,500	48,000(3)	66,000	64,129	440,629(3)
Chairman, Executive Vice President	2008	262,500	102,038(4)	65,760	72,283	502,581(4)
	2007	250,000	112,500	146,400	70,312	579,212

				Stock	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)

Andrew W. Pierce	2009	283,500	73,000(3)	103,125	54,431	514,056(3)
Vice President Operations	2008	283,500	189,812(4)	102,750	55,194	631,256(4)
	2007	270,000	148,500	228,750	52,007	699,257
Jerzy B. Maciolek	2009	283,500	73,000(3)	103,125	62,106	521,731(3)
Vice President Exploration	2008	283,500	189,812(4)	102,750	68,545	644,607(4)
	2007	270,000	297,000	228,750	60,629	856,379
Clay Newton	2009	210,000	40,501(3)	61,875	54,057	366,433(3)
Vice President Finance	2008	210,000	63,539(4)	61,650	61,994	397,183(4)
	2007	185,000	114,469	137,250	54,212	490,931

________________

(1)
The amount includes the fair value of stock awards on the date of grant as calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation, formerly Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”).  The 2007 and 2008 values were recalculated from the amounts shown in prior proxy statements to reflect the grant date fair value, as required by SEC rules effective for 2010. For a discussion of valuation assumptions, see Note 1 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009.  The table below shows the 2009 stock grants to each of the Named Executive Officers:

Name	Restricted Shares
David N. Pierce	42,000
Thomas B. Lovejoy	24,000
Andrew W. Pierce	37,500
Jerzy B. Maciolek	37,500
Clay Newton	22,500

(2)	The amounts reported for each of the Named Executive Officers in “All Other Compensation” for 2009 are shown below (in dollars):

	Registrant Contributions
	to Defined Contribution	Medical / Dental / Life
Name	Plans	Insurance Premiums
David N. Pierce	$49,000	$13,551
Thomas B. Lovejoy	49,000	15,129
Andrew W. Pierce	49,000	5,431
Jerzy B. Maciolek	49,000	13,106
Clay Newton	42,000	12,057

(3)	The bonus consists of a preliminary award under our Bonus Plan that may be increased later after 2009 peer group performance data is available, subject to the discretion of the Board.

(4)
Includes additional bonus awards in November 2009 under our Bonus Plan, based on the Board’s consideration of final peer group performance data for 2008, that are payable if our corporate EBITDAX exceeds $2.0 million for three consecutive months.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

We maintain the following executive compensation programs for our Named Executive Officers:
•	base salary
•	annual cash incentive compensation
•	equity-based awards
•	retirement benefits
•	other employee benefits
•	employment and change in control agreements

We include further details regarding these programs, including information on performance criteria and vesting provisions, in the “Compensation Discussion and Analysis—Executive Compensation Philosophy” section on page 8.

Outstanding Equity Awards at 2009 Year-End

The following table reflects outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2009, for each of the Named Executive Officers.  The table also reflects unvested and unearned stock awards:

	Option Awards					Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market
			Equity					Awards:	or Payout
			Incentive					Number	Value of
			Plan					of	Unearned
	Number of		Awards:			Number	Market	Unearned	Shares,
	Securities	Number of	Number of			of	Value of	Shares,	Units or
	Underlying	Securities	Securities			Shares or	Shares or	Units or	Other
	Unexer-	Underlying	Underlying			Units of	Units of	Other	Rights
	cised	Unexercised	Unexer-			Stock	Stock	Rights	That
	Options (#)	Options (#)	cised	Option	Option	Held That	That Have	That Have	Have
	Exer-	Unexer-	Unearned	Exercise	Expiration	Have Not	Not	Not	Not
Name	cisable(1)	cisable	Options(#)	Price($)	Date	Vested(#)	Vested($)(2)	Vested(#)	Vested($)

David N. Pierce	-	-	-	-	-	84,000(3)	$239,400	-	-
	85,000	-	85,000	3.98	10/27/10	-	-	-	-
	85,000	-	85,000	8.37	08/31/11	-	-	-	-
Thomas B. Lovejoy	-	-	-	-	-	48,000(4)	$136,800	-	-
	75,000	-	75,000	3.98	10/27/10	-	-	-	-
	75,000	-	75,000	8.37	08/31/11	-	-	-	-
Andrew W. Pierce	-	-	-	-	-	75,000(5)	$213,750	-	-
	75,000	-	75,000	3.98	10/27/10	-	-	-	-
	75,000	-	75,000	8.37	08/31/11	-	-	-	-
Jerzy B. Maciolek	-	-	-	-	-	75,000(6)	$213,750	-	-
	75,000	-	75,000	3.98	10/27/10	-	-	-	-
	175,000	-	175,000	8.37	08/31/11	-	-	-	-
Clay Newton	-	-	-	-	-	45,000(7)	$128,250	-	-
	39,000	-	39,000	3.20	10/01/10	-	-	-	-
	42,000	-	42,000	3.98	10/27/10	-	-	-	-
	55,000	-	55,000	8.37	08/31/11	-	-	-	-

(1)
We granted all options seven years prior to the expiration date.  The options vested ratably over a three-year period beginning with the first third vesting one year after the date of grant, the second third vesting two years after the date of grant, and the final third vesting three years after the date of grant.

(2)	Market value of shares of stock that have not vested is based on the December 31, 2009, closing market price for a share of our common stock, which was $2.85.
(3)
Mr. Pierce’s restricted shares will vest as follows: 42,000 shares on December 21, 2010; 28,000 shares on December 21, 2011; 14,000 shares on December 21, 2012.  All of the restricted shares will also vest if we terminate his employment other than for cause or if he dies or becomes disabled.  Restricted stock awards also vest fully on a change in control.

(4)
Mr. Lovejoy’s restricted shares will vest as follows: 24,000 shares on December 21, 2010; 16,000 shares on December 21, 2011; 8,000 shares on December 21, 2012.  All of the restricted shares will also vest if we terminate his employment other than for cause or if he dies or becomes disabled.  Restricted stock awards also vest fully on a change in control.

(5)
Mr. Pierce’s restricted shares will vest as follows: 37,500 shares on December 21, 2010; 25,000 shares on December 21, 2011; 12,500 shares on December 21, 2012.  All of the restricted shares will also vest if we terminate his employment other than for cause or if he dies or becomes disabled.  Restricted stock awards also vest fully on a change in control.

(6)
Mr. Maciolek’s restricted shares will vest as follows: 37,500 shares on December 21, 2010; 25,000 shares on December 21, 2011; 12,500 shares on December 21, 2012.  All of the restricted shares will also vest if we terminate his employment other than for cause or if he dies or becomes disabled.  Restricted stock awards also vest fully on a change in control.

(7)
Mr. Newton’s restricted shares will vest as follows: 22,500 shares on December 21, 2010; 15,000 shares on December 21, 2011; 7,500 shares on December 21, 2012.  All of the restricted shares will also vest if we terminate his employment other than for cause or if he dies or becomes disabled.  Restricted stock awards also vest fully on a change in control.

Option Exercises and Stock Vested During 2009

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
Name	Acquired on Exercise (#)	on Exercise ($)(1)	Acquired on Vesting (#)	on Vesting ($)(2)

David N. Pierce	85,000	$164,900	38,000	$104,500
Thomas B. Lovejoy	75,000	145,500	24,000	66,000
Andrew W. Pierce	75,000	145,500	34,166	93,957
Jerzy B. Maciolek	65,000	126,100	34,166	93,957
Clay Newton	5,000	9,700	22,500	61,875

(1)	This value is the difference between the option exercise price and the market value of the underlying shares on the date of exercise, multiplied by the number of shares.
(2)	This value is the market value of the shares on the vesting date multiplied by the number of shares.

Other Potential Post-Employment Compensation

As discussed previously, we face many risks that are not shared by the majority of our peer group companies.  In addition to these risks, our Named Executive Officers are required to spend a considerable amount of time out of the country as we pursue our business objectives.  Further, our analysis of the accumulated wealth of our Named Executive Officers shows that a significant portion of their individual net worth is tied to the performance of our common stock.

In view of the foregoing and as part of our program to retain our key employees, we have extended employment and change in control agreements to all of our Named Executive Officers.  These are separate agreements, with the employment agreement covering only the terms of employment, and the change in control agreement covering only a change in company control.  The following summaries describe potential payments payable to our Named Executive Officers upon termination of employment or a change in control.  The actual payments to executives are contingent upon many factors as of the time benefits would be paid, including elections by the executive and tax rates, as well as the discretion of the Compensation Committee.

Employment Agreements

We have entered into agreements with each of our Named Executive Officers providing for the terms of employment.  Each of the agreements has an initial term of two and one-half years; provided, however, that such agreements will automatically be renewed each year for successive two and one-half year terms unless we deliver to the applicable executive written notice of nonrenewal at least 40 days before the expiration date.  All of the agreements were entered into on January 1, 2007.  Notwithstanding the foregoing, these agreements automatically terminate upon the earlier of a change in corporate control (as defined in the change in corporate control agreements described below) or such time as the applicable executive ceases to be employed by us for any reason.

Change in Control Agreements

We also have agreements with our Named Executive Officers providing for certain enhanced severance benefits in the event of the severance of the employment of such Named Executive Officer following a change in corporate control.  Each of the agreements has an initial term of one year, and the expiration date will automatically be extended for one additional year unless in the 60-day period immediately preceding any anniversary date of the agreement, either we or the applicable executive rejects such automatic extension.  These agreements were entered into on January 1, 2007.

David N. Pierce

           If we terminate Mr. Pierce’s employment other than for cause (as defined in the agreement) or Mr. Pierce resigns for cause (as defined in the agreement), Mr. Pierce will be entitled to severance pay and up to 24 months of continued health care coverage.  The severance pay is payable in a lump sum six months after his termination, and is equal to two times the greater of (a) his then current annual salary, or (b) his salary plus bonus compensation for the year most recently ended, including amounts subsequently awarded under our Bonus Plan respecting such year after final peer group performance data are available.  In addition, all unvested options, restricted shares, and other equity-based awards will be immediately vested.  Under Mr. Pierce’s change in control agreement, Mr. Pierce will be entitled to receive similar severance payments and benefits as those described above if we terminate his employment other than for cause within two years after a change in control (as defined in the agreement), or Mr. Pierce’s employment is terminated by death or disability.

Assuming Mr. Pierce’s employment was terminated under the circumstances noted in the table below as of December 31, 2009, payments and benefits to him would have an estimated potential value as follows:

			Value of
			Accelerated
Termination Reason	Cash Severance(1)	Benefits(2)	Equity Awards	Total
Retirement / Voluntary / With Cause	$ -	$ -	$ -	$ -
Without Cause /Change in Control / Death	931,000	21,552	239,400	1,191,952(2)

(1)	Plus two times the amount of any cash bonus subsequently awarded under our Bonus Plan respecting such year after final peer group performance data are available.
(2)      Includes two years of group medical, dental, and life insurance premiums.

Named Executive Officers (Other Than David N. Pierce)

Assuming the employment of the Named Executive Officers noted in the tables below was terminated under the circumstances noted in the table below on December 31, 2009, payments and benefits to each Named Executive Officer would have estimated potential values as follows:

			Value of
			Accelerated
Termination Reason	Cash Severance(1)	Benefits(2)	Equity Awards	Total(1)
Retirement / Voluntary / With Cause	$ -	$ -	$ -	$ -
Without Cause /Change in Control / Death
Thomas B. Lovejoy	621,000	23,928	136,800	781,728
Andrew W. Pierce	713,000	8,592	213,750	935,342
Jerzy B. Maciolek	713,000	20,736	213,750	947,486
Clay Newton	501,002	19,392	128,250	648,644

(1)	Plus two times the amount of any cash bonus subsequently awarded under our Bonus Plan respecting such year after final peer group performance data are available.
(2)      Includes two years of group medical, dental, and life insurance premiums.

2009 Director Compensation

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director who served on our Board of Directors in 2009.  Directors who are employees of FX Energy are not compensated for their services:

					Change in
	Fees				Pension Value
	Earned			Non-Equity	and
	or			Incentive	Nonqualified	All Other
	Paid in	Stock	Option	Plan	Deferred	Compen-
	Cash	Awards	Awards	Compensation	Compensation	sation
Name	($)(1)	($)(2)	($)	($)	Earnings	($)(3)	Total ($)
Dennis B. Goldstein(4)	$51,000	$33,000	-	-	-	$ -	$84,000
H. Allen Turner(5) (6)	53,250	16,500	-	-	-	-	69,750
Richard Hardman(7)	28,000	74,250	-	-	-	57,000	159,250
Arnold S. Grundvig, Jr.(5)	51,000	16,500	-	-	-	-	67,500

(1)      Non-employee directors receive the following annual cash compensation:
·	An annual retainer of $20,000.
·	An additional annual retainer of $20,000 for the Lead Director.
·	An additional annual retainer of $20,000 for the Capital Markets Director.
·	A fee of $2,000 for each Board meeting attended.
·	A fee of $750 for each Audit Committee meeting attended.
·	An annual retainer of $5,000 for the chairman of the Audit Committee.
·	An annual retainer of $20,000 for the chairman of the Compensation Committee.
·
Each director is entitled to reimbursement for reasonable out-of-pocket expenses incurred in connection with travel to and from, and attendance at, meetings of the Board of Directors or its committees and related activities.

(2)      Non-employee directors receive the following annual stock awards:
·	An annual grant of 6,000 shares of restricted stock.
·	An additional annual grant of 6,000 shares of restricted stock for the Lead Director.
·	An annual grant of 27,000 shares of restricted stock for the Technical Advisor.
The amount includes the fair value of stock awards on the date of grant as calculated in accordance with FASB ASC Topic 718,  For a discussion of valuation assumptions, see Note 1 to our consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2009.
(3)	Annual consulting fees of $57,000 as the Technical Advisor to the Board of Directors.
(4)	Lead Director and Chairman of the Nomination and Governance Committee.
(5)
Mr. Grundvig served as Chairman of the Audit Committee until June 4, 2007, at which time Mr. Turner was appointed to serve as Chairman of the Audit Committee.  Mr. Grundvig was appointed Chairman of the Compensation Committee in 2009.

(6)	Capital Markets Advisor to the Board of Directors.
(7)	Technical Advisor to the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth, as of March 31, 2010, the name and shareholdings of each person that owns of record, or was known by us to own beneficially, 5% or more of the common stock currently outstanding; the name and shareholdings of each director; and the shareholdings of all executive officers and directors as a group.  Unless indicated otherwise in the footnotes, each person named below has, to the best of our knowledge, sole voting and investment power with respect to all shares of common stock shown as beneficially owned by each person:

	Amount and Nature of	Percent
Name	Beneficial Ownership	of Class(1)

Principal Stockholders:
BlackRock, Inc.(2)	2,683,103	6.3%

Directors:
David N. Pierce(3)	545,306	1.3%
Thomas B. Lovejoy(4)	852,999	2.0%
Jerzy B. Maciolek(5)	431,791	1.0%
Arnold S. Grundvig, Jr.(6)	41,000	0.1%
Dennis B. Goldstein(7)	117,740	0.3%
Richard F. Hardman(8)	186,205	0.4%
H. Allen Turner	20,800	0.1%

All executive officers and directors as a group (10 persons)(9)	3,281,869	7.4%
_______________

(1)
Calculations of total percentages of ownership outstanding for each person or group assume the exercise of derivative securities that are exercisable within 60 days of the table date by the individual or group to which the percentage relates, pursuant to Rule 13d-3(d)(1)(i).

(2)	According to a Schedule 13G dated January 29, 2010, by BlackRock, Inc., 40 East 52nd Street, New York, NY 10005.
(3)
The calculation of beneficial ownership includes 170,000 shares subject to outstanding options that are exercisable within 60 days of the table date, 34,000 shares held by David N. Pierce as custodian for his children, and 73,020 shares held in Mr. Pierce’s retirement accounts.

(4)
The calculation of beneficial ownership includes 150,000 shares subject to outstanding options that are exercisable within 60 days of the table date, 176,000 shares held in trust for the benefit of Thomas B. Lovejoy’s children, 112,206 shares held in Mr. Lovejoy’s retirement accounts, 10,000 shares held by Mr. Lovejoy’s spouse’s IRA account, and 200,000 shares held by Lovejoy & Associates, Inc. (of which Mr. Lovejoy is sole owner).

(5)
The calculation of beneficial ownership includes 250,000 shares subject to outstanding options that are exercisable within 60 days of the table date and 57,706 shares held in Mr. Maciolek’s retirement account.

(6)	The calculation of beneficial ownership includes 26,000 shares subject to outstanding options that are exercisable within 60 days of the table date.
(7)	The calculation of beneficial ownership includes 46,000 shares subject to outstanding options that are exercisable within 60 days of the table date.
(8)	The calculation of beneficial ownership includes 121,776 shares subject to outstanding options that are exercisable within 60 days of the table date.
(9)	The calculation of beneficial ownership includes 1,199,776 shares subject to outstanding options that are exercisable within 60 days of the table date.

Equity Compensation Plans

See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Equity Compensation Plans, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Certain Relationships and Related-Party Transactions

Our Board of Directors has adopted a written Related Party Transactions Policy for the review, approval, or ratification of related-party transactions and has given the Audit Committee the responsibility for overseeing the policy.  Related-party transactions consist of all current or proposed transactions, regardless of dollar value, in which we are a participant and any director, executive officer, or immediate family member of any director or executive officer has a direct or indirect material interest.  The policy requires all related-party transactions to be approved by the Audit Committee, which takes into account, among other things, whether the transaction is on terms that are no less favorable to us than terms generally available to an unaffiliated third party under similar circumstances and the materiality of the related person’s interest in the transaction.  We are not aware of any related-party transactions that would require disclosure.

Director Independence

Our Board of Directors has determined that Dennis B. Goldstein, Arnold S. Grundvig, Jr., Richard Hardman, and H. Allen Turner are “independent directors” as that term is defined in Rule 4200(a)(15) of NASDAQ.

Board of Directors’ Meetings and Committees

Board of Directors

Our Board of Directors held four meetings during 2009 and two meetings to date in 2010.  The directors also discussed our business and affairs informally on numerous occasions throughout the year and took several actions through unanimous written consents in lieu of meetings.

Audit Committee

Our Audit Committee Charter was included as an appendix to the proxy statement for our 2004 annual meeting of stockholders and is available on our website, www.fxenergy.com.  The Audit Committee of our Board of Directors is currently composed of three independent directors: H. Allen Turner, its Chairman, and Arnold S. Grundvig, Jr., each of whom our Board of Directors has determined to be an audit committee financial expert, and Dennis B. Goldstein.  Our Board of Directors has determined all Audit Committee members to be independent as required by Rule 10A-3(b)(1) promulgated under the Securities Exchange Act of 1934.

The Audit Committee selects our independent accountants, approves the scope of audit and related fees, and reviews financial reports, audit results, internal accounting procedures, related-party transactions, when appropriate, and programs to comply with applicable requirements relating to financial accountability.  The Audit Committee’s responsibilities also include the development of policies and procedures for compliance by the Company and its officers and directors with applicable laws and regulations.  The Audit Committee met eight times during 2009 and has met three times to date in 2010, including meetings in early 2010 to review the results of the audit of our 2009 financial statements by our independent registered public accounting firm and other related matters, as reported below.

Compensation Committee

Our Compensation Committee Charter is available on our website, www.fxenergy.com.  The Compensation Committee is responsible for reviewing performance of senior management, recommending compensation, and developing compensation strategies and alternatives throughout the Company.  The Compensation Committee met five times during 2009 and has met twice to date during 2010, in addition to several informal telephone meetings throughout 2009.  The Compensation Committee of our Board of Directors is composed of four independent directors: Arnold S. Grundvig, Jr., its Chairman, Richard Hardman, Dennis B. Goldstein, and H. Allen Turner.

Nomination and Governance Committee

Our Nomination and Governance Committee Charter is available on our website, www.fxenergy.com.  The Nomination and Governance Committee is responsible for recommendations to our Board of Directors respecting corporate governance principles; prospective nominees for director; Board member performance and composition; function, composition, and performance of Board committees; succession planning; director and officer liability insurance coverage; and directors’ responsibilities.  The Nomination and Governance Committee met four times during 2009 and has met once to date during 2010.  The Nomination and Governance Committee of our Board of Directors is composed of four independent directors:  Dennis B. Goldstein, its Chairman, Richard Hardman, H. Allen Turner, and Arnold S. Grundvig, Jr.

When considering candidates for directors, the Nomination and Governance Committee takes into account a number of factors, including the individual’s reputation for judgment, skill, integrity, and other relevant qualities; relevant business experience; level of professional accomplishments; independence from management under both NASDAQ and Securities and Exchange Commission definitions; existing commitments to other businesses; potential conflicts of interest with other pursuits; corporate governance background and experience; financial and accounting background for Audit Committee candidates; and the size, composition, and experience of the existing Board of Directors.

The Nomination and Governance Committee will also consider candidates for directors suggested by stockholders using the above factors.

Before nominating a sitting director for reelection at an annual meeting, the Nomination and Governance Committee considers the director’s performance on our Board of Directors and attendance at Board of Directors’ meetings, and whether the director’s reelection would be consistent with our governance guidelines and ability to meet all applicable corporate governance requirements.

When seeking candidates for director, the Nomination and Governance Committee may solicit suggestions from incumbent directors, active stockholders, management, or others.  After conducting an initial evaluation of the candidates, the Nomination and Governance Committee will interview candidates that the committee believes might be suitable for a position on our Board of Directors.  The Nomination and Governance Committee may also ask the candidate to meet with management.  If the Nomination and Governance Committee believes the candidate would be a valuable addition to our Board of Directors, it will recommend to the full Board of Directors that candidate’s nomination.

Rights Redemption Committee

In connection with the adoption of a stockholder Rights Agreement, our Board of Directors formed a Rights Redemption Committee during 2007 to perform certain functions in accordance with such agreement.  The Rights Redemption Committee must consist of at least three continuing directors, a majority of whom may not be Company employees, and may consist of the entire Board of Directors.  All current directors are members of the Rights Redemption Committee.  The Rights Redemption Committee did not meet during 2009.

Audit Committee Report

The Audit Committee oversees our financial reporting process on behalf of our Board of Directors.  In fulfilling its oversight responsibilities, the Audit Committee reviewed the annual financial statements included in our annual report and filed with the Securities and Exchange Commission.  The Audit Committee also reviewed the unaudited financial statements filed with our quarterly reports on Form 10-Q.

The Audit Committee discussed with management and the independent registered public accountants the acceptability and the quality of the accounting principles used in the financial statements.  These discussions included the clarity of the disclosures made therein, the underlying estimates and assumptions used in the financial reporting, the reasonableness of the significant judgments and management decisions made in developing the financial statements, and the independent registered public accountants’ evaluation of our internal controls.

The Audit Committee met privately with the independent registered public accounting firm and discussed issues deemed significant by the accounting firm, including those required by PCAOB AU 380, Communication with Audit Committees.  In addition, the Audit Committee discussed with the independent registered public accounting firm its independence from the Company and its management, including the matters in the written disclosures required by Public Company Accounting Oversight Board Rule 3526; received the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence; and considered whether the provision of nonaudit services was compatible with maintaining the accounting firm’s independence.

The Audit Committee has also discussed issues related to the overall scope and objectives of the audits conducted, the internal controls used by the Company.

The Audit Committee discussed with management our disclosure controls and procedures and the certifications by our Chief Executive Officer and Principal Financial Officer, which are required by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 for certain of our filings with the Securities and Exchange Commission.  During 2009, we did not engage our independent registered public accounting firm, PricewaterhouseCoopers LLP, to perform any management or financial information systems design consulting services.

Pursuant to the reviews and discussions described above, the Audit Committee recommended to our Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for filing with the Securities and Exchange Commission.

The foregoing report has been furnished by:	H. Allen Turner, Chairman
Arnold S. Grundvig, Jr.
Dennis B. Goldstein

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, including our principal executive officer, principal financial officer, and principal accounting officer.  The Code of Ethics is available on our website, www.fxenergy.com.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines to assist our directors in promoting the best interests of the stockholders in terms of corporate governance, fiduciary responsibilities, compliance with applicable law and regulations, and maintenance of accounting, financial, or other controls.  The Corporate Governance Guidelines are available on our website, www.fxenergy.com.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2009, for the reviews of the financial statements included in our quarterly reports on Form 10-Q for that fiscal year, and for assistance with the Securities and Exchange Commission’s review of our prior-year financial statements were $261,500.  The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2008, for the reviews of the financial statements included in our quarterly reports on Form 10-Q for that fiscal year, and for reviews of registration statements and for assistance with the Securities and Exchange Commission’s review of our prior-year financial statements were $312,000.

Audit Related Fees

PricewaterhouseCoopers LLP did not bill us for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal years ended December 31, 2009 and 2008, that are not included under Audit Fees above.

Tax Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for domestic and international tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2009 and 2008, were $51,200 and $0, respectively.

All Other Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for other services for the fiscal years ended December 31, 2009 and 2008, were $1,500 and $1,500, respectively.

The engagements of PricewaterhouseCoopers LLP to perform all of the above-described services were approved by the Audit Committee before we entered into the engagements, and the policy of the Audit Committee is to require that all services performed by the independent registered public accountants be preapproved by the Audit Committee before the services are performed.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.           Financial Statements.  The following documents were filed as part of this report on March 17, 2010, and are incorporated herein by reference.

Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the Years Ended
December 31, 2009, 2008 and 2007
Consolidated Statements of Comprehensive Loss for the Years Ended
December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2009, 2008 and 2007
Consolidated Statement of Stockholders’ Equity (Deficit) for the Years
Ended December 31, 2009, 2008 and 2007
Notes to the Consolidated Financial Statements

2.           Supplemental Schedules.  The supplemental schedules have been omitted because they are not applicable or the required information is otherwise included in the accompanying consolidated financial statements and the notes thereto.

3.           Exhibits.  The following exhibits are included as part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.01	Restated and Amended Articles of Incorporation	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 2000, filed November 7, 2000.
3.02	Bylaws, as amended January 2, 2008	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2007, filed March 10, 2008.

Exhibit Number*	Title of Document	Location

3.03	Articles of Amendment to the Restated Articles of Incorporation of FX Energy, Inc.	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2005, filed March 14, 2006.
3.04	Amendment to Articles of Incorporation Revising and Restating Designation of Rights, Privileges, and Preferences of Series A Preferred Stock	Incorporated by reference from the quarterly report on Form 10-Q for the period ended June 30, 2007, filed August 8, 2007.
Item 4	Instruments Defining the Rights of Security Holders
4.01	Specimen Stock Certificate	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.

4.04	Rights Agreement dated as of April 4, 2007, between FX Energy, Inc. and Fidelity Transfer Corp.	Incorporated by reference from the quarterly report on Form 10-Q for the period ended June 30, 2007, filed August 8, 2007.

Item 10	Material Contracts
10.26	Frontier Oil Exploration Company 1995 Stock Option and Award Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.27	FX Energy, Inc. 1996 Stock Option and Award Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.28	FX Energy, Inc. 1997 Stock Option and Award Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.29	FX Energy, Inc. 1998 Stock Option and Award Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.53
Agreement on Cooperation in Exploration of Hydrocarbons on Foresudetic Monocline dated April 11, 2000, between Polskie Gornictwo Naftowe I Gazownictwo S.A. (POGC) and FX Energy Poland, Sp. z o.o. relating to Fences I project area

Incorporated by reference from the current report on Form 8-K filed May 2, 2000.
10.59	Sales / Purchase Agreement Special Provisions between Plains Marketing Canada, L.P. and FX Drilling Company Inc. agreed April 29, 2002	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2002, filed March 27, 2003.
10.60	Form of Non-Qualified Stock Option awarded August 14, 2002, with related schedule**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2002, filed March 27, 2003.

Exhibit Number*	Title of Document	Location

10.62	Agreement Regarding Cooperation within the Poznan Area (Fences II) entered into January 8, 2003, by and between Polskie Gornictwo Naftowe i Gazownictwo S.A. and FX Energy Poland Sp. z o.o.	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2002, filed March 27, 2003.
10.63	Settlement Agreement Regarding the Fences I Area entered into January 8, 2003, by and between Polskie Gornictwo Naftowe i Gazownictwo S.A. and FX Energy Poland Sp. z o.o.	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2002, filed March 27, 2003.
10.64	Farmout Agreement Entered into by and between FX Energy Poland Sp. z o.o. and CalEnergy Power (Polska) Sp. z o.o. Covering the “Fences Area” in the Foresudetic Monocline made as of January 9, 2003	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2002, filed March 27, 2003.
10.67	FX Energy, Inc. 1999 Stock Option and Award Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.68	FX Energy, Inc. 2000 Stock Option and Award Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.69	FX Energy, Inc. 2001 Stock Option and Award Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.70	FX Energy, Inc. 2003 Long-Term Incentive Plan	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.74	Greater Zaniemysl Area Agreement made as of March 12, 2004, among FX Energy Poland Sp. z o.o. and CalEnergy Resources Poland Sp. z o.o.	Incorporated by reference from the quarterly report on Form 10-Q for the period ended March 31, 2004, filed May 11, 2004.
10.75	Form of Indemnification Agreement between FX Energy, Inc. and directors and officers with related schedule**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2008, filed March 16, 2009.
10.77	Description of compensation arrangement with executive officers and directors**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2009, filed March 17, 2010.

Exhibit Number*	Title of Document	Location

10.78	Form of Employment Agreement with related schedule**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.79	Change in Control Compensation Agreement with related schedule**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.81	FX Energy, Inc. 2004 Long-Term Incentive Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2004, filed March 15, 2005.
10.82	Letter of Engagement, H. Allen Turner, dated February 14, 2007	Incorporated by reference from the current report on Form 8-K filed February 20, 2007.
10.83
US$25,000,000 Senior Facility Agreement among FX Poland Sp. z o.o., FX Energy, Inc., FX Energy Netherlands Partnership CV., FX Energy Netherlands BV., and The Royal Bank of Scotland PLC, dated November 17, 2006

Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.84	Common Stock Purchase Warrant dated November 17, 2006	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.85	Agreement for Pledges over Shares in FX Energy Poland Sp. z o.o., dated December 18, 2006	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.86	Subordination Deed dated December 21, 2006	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.87	Restated FX Energy, Inc. 401(k) Stock Bonus Plan dated January 25, 2007**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.88	Agreement for the Sale of Natural Gas between FX Energy Poland Sp. z o.o. and Mazowiecka Spółka Gazownictwa Sp. z o.o., dated December 29, 2005	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.89	Agreement No. PL/012216736/05-0030/DH/HB for the Sale of Natural Gas between FX Energy Poland Sp. z o.o. and Polskie Górnictwo Naftowe I Gazownictwo S.A., dated December 8, 2005	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.

Exhibit Number*	Title of Document	Location

10.90	Agreement for the Sale of Wellhead Natural Gas between FX Energy Poland Sp. z o.o. and PL Energia S.A., dated January 26, 2007	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.91	Form of Stock Purchase Agreement	Incorporated by reference from the current report on Form 8-K filed July 5, 2007.
10.92	Exhibit 10.92, Amendment and Reconfirmation of Supplemental Indemnification Agreement between FX Energy, Inc. and Dennis B. Goldstein	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2008, filed March 16, 2009.
10.93	Agreement No. for the Sale of Natural Gas between FX Energy Poland Sp. z o.o. and Polskie Górnictwo Naftowe I Gazownictwo S.A., dated June 19, 2009	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2009, filed March 17, 2010.

10.94	Executive Incentive Royalty Plan and related schedule**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2009, filed March 17, 2010.

Item 21	Subsidiaries of the Registrant
21.01	Schedule of Subsidiaries	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2007, filed March 10, 2008.

Item 23	Consents of Experts and Counsel
23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2009, filed March 17, 2010.
23.02	Consent of Hohn Engineering PLLC, Petroleum Engineers	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2009, filed March 17, 2010.
23.03	Consent of RPS Energy, Petroleum Engineers	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2009, filed March 17, 2010.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Exhibit Number*	Title of Document	Location

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2009, filed March 17, 2010.
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2009, filed March 17, 2010.
Item 99	Additional Exhibits
99.01	Report of Hohn Engineering PLLC, Petroleum Engineers	Incorporated by reference from the annual report on Form 10-K/A (amendment no. 1) for the period ended December 31, 2009, filed March 19, 2010.
99.02	Report of RPS Energy, Petroleum Engineers	Incorporated by reference from the annual report on Form 10-K/A (amendment no. 1) for the period ended December 31, 2009, filed March 19, 2010.

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

FX ENERGY, INC. (Registrant)

Dated:	April 30, 2010	By:	/s/ David N. Pierce
David N. Pierce
President and Chief Executive Officer