Form 10-Q
period 2010-03-31
FX ENERGY INC
filed 2010-05-10
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of $0.001 par value common stock outstanding as of May 3, 2010, was 43,260,517.

FX ENERGY, INC. AND SUBSIDIARIES
Form 10-Q for the Three Months Ended March 31, 2010

TABLE OF CONTENTS

Item		Page
	Part I—Financial Information

1	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Consolidated Statements of Cash Flows	6
	Notes to the Consolidated Financial Statements	7
2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13
3	Quantitative and Qualitative Disclosures about Market Risk	19
4	Controls and Procedures	20

	Part II—Other Information

1	Legal Proceedings	20
1A	Risk Factors	20
6	Exhibits	20
--	Signatures	21

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FX ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$6,029	$4,225
Receivables:
Accrued oil and gas sales	2,618	2,875
Other receivables	81	918
Inventory	240	232
Other current assets	324	394
Total current assets	9,292	8,644

Property and equipment, at cost:
Oil and gas properties (successful efforts method):
Proved	32,659	32,700
Unproved	3,416	3,403
Other property and equipment	7,824	7,654
Gross property and equipment	43,899	43,757
Less accumulated depreciation, depletion and amortization	(12,019)	(11,466)
Net property and equipment	31,880	32,291

Other assets:
Certificates of deposit	406	406
Loan fees	668	729
Total other assets	1,074	1,135

Total assets	$42,246	$42,070

-Continued-

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)
-Continued-

	March 31,	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,099	$3,569
VAT payable	985	575
Accrued liabilities	594	1,048
Total current liabilities	2,678	5,192

Long-term liabilities:
Notes payable	25,000	25,000
Asset retirement obligation	1,149	1,133
Total long-term liabilities	26,149	26,133

Total liabilities	28,827	31,325

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2010, and December 31, 2009; no shares
outstanding	--	--
Common stock, $0.001 par value, 100,000,000 shares authorized as of March 31, 2010, and December 31, 2009; 43,260,517
and 43,037,540 shares issued and outstanding as of March 31,
2010 and December 31, 2009, respectively	43	43
Additional paid-in capital	161,581	160,594
Cumulative translation adjustment	11,496	10,738
Accumulated deficit	(159,701)	(160,630)
Total stockholders’ equity	13,419	10,745

Total liabilities and stockholders’ equity	$42,246	$42,070

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2010	2009
Revenues:
Oil and gas sales	$6,029	$1,762
Oilfield services	143	20
Total revenues	6,172	1,782
Operating costs and expenses:
Lease operating expenses	881	747
Exploration costs	363	2,120
Oilfield services costs	169	181
Depreciation, depletion and amortization	573	374
Accretion expense	20	8
Stock compensation	352	439
General and administrative costs	1,728	1,732
Total operating costs and expenses	4,086	5,601
Operating income (loss)	2,086	(3,819)

Other income (expense):
Interest expense, net and
other expense	(151)	(135)
Foreign exchange loss	(1,006)	(20,450)
Total other expense	(1,157)	(20,585)

Net income (loss)	$929	$(24,404)

Other comprehensive income (loss):
Foreign currency translation adjustment	758	15,361
Comprehensive income (loss)	$1,687	$(9,043)

Basic and diluted net income (loss) per common share	$0.02	$(0.58)

Basic and diluted weighted average number of shares
Outstanding	43,214	42,396

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$929	$(24,404)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	573	374
Accretion expense	20	8
Amortization of bank fees	61	46
Stock compensation	352	439
Foreign exchange losses	1,004	19,025
Common stock issued for services	635	709
Increase (decrease) from changes in working capital items:
Receivables	1,478	1,881
Inventory	(8)	(5)
Other current assets	70	41
Other assets	--	(61)
Accounts payable and accrued liabilities	(2,626)	(4,659)
Net cash provided by (used in) operating activities	2,488	(6,606)

Cash flows from investing activities:
Additions to oil and gas properties	(487)	(2,472)
Additions to other property and equipment	(171)	(433)
Additions to marketable securities	--	(10)
Proceeds from maturities of marketable securities	--	3,798
Net cash (used in) provided by investing activities	(658)	883

Cash flows from financing activities:
Payments on loan related to auction rate securities	--	(2,408)
Proceeds from exercise of stock options and warrants	--	--
Net cash used in financing activities	--	(2,408)

Effect of exchange rate changes on cash	(26)	(151)

Net increase (decrease) in cash	1,804	(8,282)
Cash and cash equivalents at beginning of year	4,225	16,588

Cash and cash equivalents at end of period	$6,029	$8,306

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

We evaluated subsequent events through the date of our financial statement issuance.  No events were identified that had a material impact on the financial statements.

Note 2:  Net Income (Loss) per Share

Basic earnings per share was computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding.  Diluted earnings per share was computed for the three months ended March 31, 2010, by dividing the net income by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options.  Basic and diluted earnings per share were essentially the same for the three months ended March 31, 2010.

Outstanding options and unvested restricted stock as of March 31, 2010 and 2009, were as follows:

	Options and
	Unvested Restricted Stock	Price Range
Balance sheet date:
March 31, 2010	1,470,441	$0.00 - $10.65
March 31, 2009	1,980,441	$0.00 - $10.65

We had a net loss in the three-month period ended March 31, 2009.  No options were included in the computation of diluted earnings per share for that period because the effect would have been antidilutive.

Note 3:  Income Taxes

No income tax expense was recognized for the three-month period ended March 31, 2010, due to the reversal of valuation allowances that offset income tax expense for the period.  We are required to provide a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Our ability to realize the benefit of deferred tax assets will depend on the generation of future taxable income through profitable operations and the expansion of exploration and development activities.  The market and capital risks associated with achieving the above requirement are considerable, resulting in our conclusion that a full valuation allowance be provided.  We recognized no income tax benefit from the net loss generated in the three-month period ended March 31, 2009.We are subject to audit by the IRS and various states for the prior three years.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.  There has been no change in our unrecognized tax positions since December 31, 2009.  Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized during the three months ended March 31, 2010.

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

Reportable business segment information for the three months ended March 31, 2010, and as of March 31, 2010, is as follows (in thousands):

	Reportable Segments
	Exploration &		Oilfield	Non-
	Production		Services	Segmented	Total
	U.S.	Poland
Three months ended March 31, 2010:
Revenues	$ 1,085	$ 4,944	$ 143	$ --	$ 6,172
Net income (loss)(1)	483	3,894	(189)	(3,259)	929
As of March 31, 2010:
Identifiable net property and equipment(2)	761	28,869	2,159	91	31,880
_______________

(1)
Non-segmented reconciling items for the first quarter include $1,728 of G&A, $352 of noncash stock compensation expense, $151 of net interest expense, $1,006 of foreign exchange losses, and $22 of corporate DD&A.

(2)	Identifiable net property and equipment not associated with a segment consists of $91 of corporate office equipment, hardware, and software.

Reportable business segment information for the three months ended March 31, 2009, and as of March 31, 2009, is as follows (in thousands):

	Reportable Segments
	Exploration &		Oilfield	Non-
	Production		Services	Segmented	Total
	U.S.	Poland
Three months ended March 31, 2009:
Revenues	$ 526	$ 1,236	$ 20	$ --	$ 1,782
Net loss(1)	(219)	(1,121)	(285)	(22,779)	(24,404)
As of March 31, 2009:
Identifiable net property and equipment(2)	276	22,498	2,058	125	24,957
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

The following table summarizes option activity for the first quarter of 2010:

		Weighted	Weighted Average
	Number of	Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Life (in years)	Intrinsic Value

Options outstanding:
Beginning of year	1,470,441	$6.47
Exercised	--
End of period	1,470,441	6.47	1.06
Exercisable at end of period	1,470,441	6.47	1.06	$12,240

The following table summarizes option activity for the first quarter of 2009:

		Weighted	Weighted Average
	Number of	Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Life (in years)	Intrinsic Value

Options outstanding:
Beginning of year	1,980,441	$5.65
Exercised	--
End of period	1,980,441	5.65	1.70
Exercisable at end of period	1,980,441	5.65	1.70	$165,300

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our stock price of $3.43 as of March 31, 2010, and $2.78 as of March 31, 2009, which would have been received by stock option holders had all vested in-the-money stock options been exercised as of those dates.

Restricted Stock

During 2009, we issued 379,500 shares of restricted stock resulting in unamortized compensation expense of $1,043,625, which will be amortized ratably over the three-year vesting period.  Expense recognized during the first quarter of 2010 totaled $85,601.  There were no shares of restricted stock issued during the first three months of 2010.

During 2008, we issued 367,000 shares of restricted stock resulting in unamortized compensation expense of $1,005,580, which will be amortized ratably over the three-year vesting period.  Expense recognized during the first quarter of 2010 and 2009 totaled $82,650 and $82,655, respectively.

During 2007, we issued 370,925 shares of restricted stock resulting in unamortized compensation expense of $2,284,991, which will be amortized ratably over the three-year vesting period.  Expense recognized during the first quarter of 2010 and 2009 totaled $183,778 and $187,793, respectively.

During 2006, we issued 318,400 shares of restricted stock resulting in unamortized compensation expense of $2,053,680, which will be amortized ratably over the three-year vesting period.  Expense recognized during the first quarter of 2010 and 2009 totaled $0 and $168,784, respectively.

The following table summarizes restricted stock activity during the first three months of 2010 and 2009:

	Number of Shares
	2010	2009
Unvested restricted stock outstanding:
Beginning of year	739,535	714,421
Issued	--	--
Forfeited	--	(13,332)
Vested	(4,934)	(4,933)
End of period	734,601	696,156

Note 6:  Stockholders’ Equity

During the first three months of 2010, we issued 216,977 shares for the 2009 contribution to our employee benefit plan.  In addition, we issued 6,000 shares to consultants for services.

During the first three months of 2009, we issued 228,100 shares for the 2008 contribution to our employee benefit plan.  In addition, we issued 21,000 shares to consultants for services.

Note 7:  Fair Value Measurements

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

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of March 31, 2010, nor did we have any assets or liabilities measured at fair value on a nonrecurring basis to report in the first quarter 2010.

Recurring Fair Value

The following tables set forth the financial assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy.  We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.

Assets and liabilities measured at fair value on a recurring basis consisted of the following as of March 31, 2010 (in thousands):

March 31,
	2010	Level 1(1)	Level 2(2)	Level 3(3)
Cash equivalents:
Money market funds	$ 853	$ 853	--	--
_______________

(1)	Quoted prices in active markets for identical assets.
(2)	Significant other observable inputs.
(3)	Significant unobservable inputs.

Note 8:  Notes Payable

We have a $25 Million Senior Facility Agreement (the Facility) with The Royal Bank of Scotland plc (RBS).  The Facility is provided to FX Energy Poland, a wholly owned subsidiary.  Funds from the Facility cover infrastructure and development costs at a variety of our Polish gas projects and are collateralized by our commercial wells and production in Poland.  We made no principal payments during the quarter.  At March 31, 2010, we had drawn the full $25 million available under the Facility.  Amounts outstanding under the Facility March 31, 2010, are stated at cost, which approximates fair value.

In early 2010, we signed a Mandate Letter with RBS, authorizing it to proceed with an expansion and refinance of our existing Facility.  As part of the refinance process, RBS reset the date of the first rescheduled principal reduction of our existing Facility, in the amount of $5 million, to May 31, 2011.  The Facility is an interest-only facility until that date.

Note 9:  Capitalized Exploratory Well Costs

At March 31, 2010, we had no capitalized costs related to exploratory wells.

Note 10:  Foreign Currency Translation and Risk

During the first quarter of 2010, we recorded foreign currency transaction losses of approximately $1.0 million.  This amount was attributable to increases in the amount of Polish zlotys necessary for FX Energy Poland to satisfy outstanding intercompany dollar-denominated loans and unpaid interest to FX Energy, Inc.  There was a corresponding credit to other comprehensive income for the loss attributable to the intercompany loans, which was then offset by translation adjustments related to our other balance sheet accounts.

The following table provides a summary of changes in cumulative translation adjustment (in thousands):

For the Three Months
Ended March 31, 2010
Balance at December 31, 2009	$ 10,738
Increase related to losses on intercompany loans	1,004
Decrease related to translation adjustments	(246)
Balance at March 31, 2010	$ 11,496

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

Note 11:  Liquidity

We have a history of operating losses and negative cash flow from operating activities.  Even though we reported a profit in the first quarter of 2010, from our inception in January 1989 through March 31, 2010, we have incurred cumulative net losses of approximately $160 million.  Our exploration and production activities may continue to result in net losses through 2010 and possibly beyond, depending on the success of our drilling activities in Poland and the United States and whether we generate sufficient revenues to cover related operating expenses.  While revenues from our operations exceed our fixed operating and overhead costs, and operating activities provided net cash in our first quarter of 2010, we have reported negative cash flow from operating activities in each of the past three fiscal years.

With the establishment of proved reserves in Poland, in November 2006, we established the Facility with RBS.  As of March 31, 2010, we had drawn down the full $25 million available under this Facility.  At March 31, 2010, we had working capital of approximately $6.6 million.  In early 2010, we signed a Mandate Letter with RBS, authorizing it to proceed with the expansion of our existing Facility to $50 million.  As part of the refinance process, RBS reset the date of the first rescheduled principal reduction under our existing Facility, in the amount of $5 million, to May 31, 2011.  The Facility is an interest-only facility until that date.

While we did not experience significant impacts from the economic crisis during 2009, the global economy continues to be unsteady.  Production from our Roszkow well should add significant, incremental revenues and cash flow during 2010, as we have seen in the first quarter.  The strengthening of the Polish zloty against the U.S. dollar compared to early 2009 will, if it continues, also have a positive impact on our U.S. dollar-denominated future revenues and operating profit; conversely, any U.S. dollar-denominated capital, exploration, and operating costs in Poland will increase at the same rate.  Based on current conditions, we presently expect our exploration and development programs will continue in spite of the economic downturn.  However, in recognition of the downturn, we plan to continue matching capital spending with our discretionary cash flow, plus increased debt capacity if it becomes available.  We have the ability to control the timing and amount of all future capital and exploration costs.  As of March 31, 2010, we had no firm commitments for future capital and exploration costs.  However, we are moving ahead with new production facilities in Poland to be complete and ready for new production to begin in late 2010.  Absent additional debt capacity, we will pay for the facilities from our projected cash flow in Poland.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Our two major operating areas (Poland and the U.S.) have very different characteristics, which are reflected in the following discussion.  Our Polish operations are progressing in their exploration and development.  Our U.S. operations, which include both oil production and oilfield services, are relatively mature.

Before 2007, most of our revenues were from our U.S. operations.  However, since that time, our Polish gas production and revenues have become substantially larger than our U.S. revenues.  In particular, the natural gas production added by our Zaniemysl well in late 2006 and our Roszkow well in late 2009 has been very significant.

See “Results of Operations by Business Segment” below.

Results of Operations by Business Segment

Quarter Ended March 31, 2010, Compared to the Same Period of 2009

Exploration and Production Segment

Gas Revenues.  Revenues from gas sales were $4.9 million during the first quarter of 2010, compared to $1.2 million during the same quarter of 2009.  Production at our Roszkow well, which began production in September 2009, was the primary driver in allowing us to report record natural gas production and revenues during the quarter.

A summary of the amount and percentage change, as compared to the respective prior-year period, for gas revenues, average gas prices, and gas production volumes for the quarters ended March 31, 2010 and 2009, is set forth in the following table:

	For the Quarter Ended March 31,
	2010	2009	Change
Gas revenues	$4,944,000	$1,219,000	+306%
Average price (per thousand cubic feet)	$5.39	$4.32	+25%
Production volumes (thousand cubic feet)	918,000	282,000	+225%

In addition to our increased production, two factors resulted in higher gas prices during the 2010 quarter.  First, the price we receive for our Roszkow production is higher than the prices we receive for our other Polish production.  At Roszkow, we receive approximately 95% of the published low-methane tariff.  At Zaniemysl and Kleka, we receive approximately 70% of the same tariff.  With production at Roszkow now dominating Company-wide production, we expect, assuming stable exchange rates, our U.S. dollar-denominated average prices to remain higher compared to pre-Roszkow average prices.  Second, period-to-period strength in the Polish zloty against the U.S. dollar resulted in higher U.S. dollar-denominated gas prices for our legacy Poland production.  Although the amount of Polish zlotys received per thousand cubic feet of production was approximately 5% lower during the first quarter of 2010 compared to the first quarter of 2009, due to a 5% tariff reduction that was effective June 1, 2009, average U.S. dollar-denominated gas prices related to our legacy Poland production increased 14% from the first quarter of 2009 to the first quarter of 2010.  The average exchange rate during the first quarter of 2010 was 2.88 zlotys per U.S. dollar.  The average exchange rate during the first quarter of 2009 was 3.45 zlotys per U.S. dollar, a change of approximately 17%.

Oil Revenues.  Oil revenues were $1.1 million for the first quarter of 2010, a 100% increase from $543,000 recognized during the first quarter of 2009.  Production levels were flat from quarter to quarter.  Production from our U.S. properties increased slightly during the first quarter of 2010, offset by the loss of production from our only Polish oil property, Wilga, which has ceased production.  The most significant factor in the increase in oil revenues was the higher prices received during the first quarter of 2010.  Our average oil price during the first quarter of 2010 was $68.02 per barrel, a 101% increase from $33.83 per barrel received during the same quarter of 2009.

A summary of the amount and percentage change, as compared to the respective prior-year period, for oil revenues, average oil prices, and oil production volumes for the quarters ended March 31, 2010 and 2009, is set forth in the following table:

	For the Quarter Ended March 31,
	2010	2009	Change
Oil revenues	$1,085,000	$543,000	+100%
Average price (per barrel)	$68.02	$33.94	+101%
Production volumes (barrels)	16,000	16,000	0%

Lease Operating Costs.  Lease operating costs were $881,000 during the first quarter of 2010, an increase of $134,000, or 18%, compared to the same period of 2009.  Higher operating costs in 2010 were due primarily to new costs at our Roszkow property, which was not producing during the first quarter of 2009.

Exploration Costs.  Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes.  Exploration costs were $363,000 during the first quarter of 2010, compared to $2.1 million during the same period of 2009, a decrease of 83%.  Our level of activity was significantly lower in 2010 than in 2009.  First quarter 2010 exploration costs were primarily associated with two-dimensional, or 2-D, seismic surveys on our 100% owned acreage in Poland.  First quarter 2009 exploration costs included approximately $1.6 million associated with our ongoing Fences concession area three-dimensional, or 3-D, seismic surveys, and the remainder associated with 2-D seismic and other costs at both existing and new Polish concessions.

DD&A Expense - Exploration and Production.  DD&A expense for producing properties was $389,000 for the first quarter of 2010, an increase of 71% compared to $227,000 during the same period of 2009.  Higher DD&A expense in 2010 was due to new depreciation expense at our Roszkow property, which we began to depreciate when production began in September 2009.

Accretion Expense.  Accretion expense was $20,000 and $8,000 for the first quarter of 2010 and 2009, respectively.  Accretion expense is related entirely to our Asset Retirement Obligation associated with expected future plugging and abandonment costs.

Oilfield Services Segment

Oilfield Services Revenues.  Oilfield services revenues were $143,000 during the first quarter of 2010, an increase of 615% compared to $20,000 for the first quarter of 2009.  We drilled one well for third parties during the first quarter of 2010, along with additional well service work.  Conversely, during the first quarter of 2009, we performed only minimal well service work for third parties.  Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

Oilfield Services Costs.  Oilfield services costs were $169,000 during the first quarter of 2010, compared to $181,000 during the same period of 2009.  The quarter-to-quarter decrease was primarily due to higher rig refurbishment expenses incurred during the 2009 quarter compared to the 2010 quarter.  Oilfield services costs will also continue to fluctuate period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

DD&A Expense – Oilfield Services.  DD&A expense for oilfield services was $169,000 during the first quarter of 2010, compared to $124,000 during the same period of 2009.  The quarter-to-quarter increase was primarily due to recent capital additions being depreciated.

Nonsegmented Information

G&A Costs.  G&A costs were $1,728,000 during the first quarter of 2010, compared to $1,732,000 during the first quarter of 2009, a decrease of $4,000.

Stock Compensation (G&A).  For the three-month periods ended March 31, 2010 and 2009, we recognized $352,000 and $439,000, respectively, of stock compensation expense related to the amortization of unexercised options and restricted stock.

Interest and Other Income (Expense).  Interest and other income was $6,000 during the first quarter of 2010, a decrease of $24,000 compared to $30,000 during the same period of 2009.  The decrease was a reflection of lower cash balances available for investment.  During the first quarter of 2010, we incurred $157,000 in interest expense, which included $62,000 of amortization of previously incurred loan fees.  During the first quarter of 2009, we incurred $165,000 in interest expense, which included $46,000 of amortization of previously incurred loan fees.

Foreign Exchange Loss.  As discussed in footnote 10 to the financial statements, during the first quarter of 2010, we recorded foreign currency transaction losses of approximately $1.0 million, principally attributable to increases in the amount of Polish zlotys necessary to satisfy outstanding intercompany dollar-denominated loans.  We recorded foreign exchange losses of $20.5 million during the same quarter of 2009, which were also principally related to our intercompany loans.  Rate fluctuations from year-end 2009 to March 31, 2010, of 1% were much less than the rate fluctuation from year-end 2008 to March 31, 2009 of 20%.

Liquidity and Capital Resources

To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities, and agreements with industry participants that funded our share of costs in certain exploratory activities in return for an interest in our properties.  With the establishment of proved reserves in Poland, in November 2006, we established a $25.0 million Senior Credit Facility (Facility) with the Royal Bank of Scotland plc (RBS).  As of December 31, 2008, we had drawn down the full $25.0 million available under this facility. In early 2010, we signed a Mandate Letter with RBS, authorizing it to proceed with the expansion of our existing Facility to $50 million.  As part of the refinance process, RBS reset the date of the first rescheduled principal reduction under our existing Facility, in the amount of $5 million, to May 31, 2011.  The Facility is an interest-only facility until that date.

At March 31, 2010, we had working capital of approximately $6.6 million.  Cash flow from our production operations has been providing a portion of our capital needs for the past two and one half years.

While we did not experience significant impacts from the economic crisis during 2009, the global economy continues to be unsteady.  Production from our Roszkow well should add significant, incremental revenues and cash flow during 2010, as we have seen in the first quarter.  The strengthening of the Polish zloty against the U.S. dollar compared to early 2009 will, if it continues, also have a positive impact on our U.S. dollar-denominated future revenues and operating profit; conversely, any U.S. dollar-denominated capital, exploration, and operating costs in Poland will increase at the same rate.  Based on current conditions, we presently expect our exploration and development programs will continue in spite of the economic downturn; however, in recognition of the downturn, we plan to continue, as we did throughout 2009, matching capital spending with our discretionary cash flow, plus increased debt capacity if it becomes available.  We have the ability to control the timing and amount of all future capital and exploration costs.  As of March 31, 2010, we had no firm commitments for future capital and exploration costs.  Nonetheless, we are moving ahead with new production facilities to be complete and ready for new production to begin in late 2010.  Absent additional debt capacity, we will pay for the facilities from our projected cash flow in Poland.  Our operating cash flow combined with our cash resources should more than enable us to meet our other capital needs in Poland and the United States for the next 12 months.

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

Working Capital (current assets less current liabilities).  Our working capital at March 31, 2010, was $6.6 million, an increase of $3.1 million from our working capital at December 31, 2009, of $3.5 million.  As of March 31, 2010, our cash and cash equivalents totaled approximately $6.0 million.

Operating Activities.  Net cash provided by operating activities was $2.5 million during the first three months of 2010, compared to net cash used in operating activities of $6.6 million during the first three months of 2009.  The increase was primarily due to increases in oil and gas revenues.

Investing Activities.  During the first three months of 2010, we used cash of $658,000 from investing activities.  We used $142,000 for current year capital additions in Poland and $72,000 related to our proved properties in the United States, used $273,000 to pay accounts payable related to prior-year capital costs, and used $171,000 for capital additions in our office and drilling equipment.  During the first three months of 2009, we had cash provided of $883,000 from investing activities.  We received proceeds of $3,798,000 from maturities of marketable securities, purchased marketable securities of $10,000, used $726,000 for current year capital additions in Poland and $123,000 related to our proved properties in the United States, used $1,623,000 to pay accounts payable related to prior-year capital costs, and used $433,000 for capital additions in our office and drilling equipment.

Financing Activities.  During the first quarter of 2009, we paid $2,408,000 toward loans related to auction rate securities.  There were no similar transactions during the first quarter of 2010.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued new standards intended to improve disclosures about fair value measurements.  The new standards require details of transfers in and out of Level 1 and 2 fair value measurements and the gross presentation of activity within the Level 3 fair value measurement roll forward.  The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements.  We adopted these new rules effective January 1, 2010, except for the gross presentation of the Level 3 fair value measurement roll forward, which is effective for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years.

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

Substantially all of our gas in Poland is sold to the Polish Oil and Gas Company, or POGC, or its subsidiaries under contracts that extend for the life of each field.  Prices are determined contractually and, in the case of our Roszkow, Zaniemysl, and Kleka wells, are tied to published tariffs.  The tariffs are set from time to time by the public utility regulator in Poland.  Although we are not directly subject to such tariffs, we have elected to link our price to these tariffs in our contracts with POGC.  We expect that the prices we receive in the short term for gas we produce will be lower than would be the case in an unregulated setting and may be lower than prevailing western European prices.  We believe it is more likely than not that, over time, the end user gas price in Poland will converge with the average price in Europe.

We currently do not engage in any hedging activities to protect ourselves against market risks associated with oil and gas price fluctuations, although we may elect to do so in the future.

Foreign Currency Risk

We enter into various agreements in Poland denominated in the Polish zloty.  The Polish zloty is subject to exchange-rate fluctuations that are beyond our control.  Our policy is to reduce currency risk by, under ordinary circumstances, transferring dollars to zlotys, or fixing the exchange rate for future transfers of dollars to zlotys, on or about the occasion of making any significant commitment payable in Polish currency, taking into consideration the future timing and amounts of committed costs and the estimated timing and amounts of zloty-based revenues.  We do not use derivative financial instruments for trading or speculative purposes.  We have used forward-purchase contracts to buy zlotys at specified exchange rates.  The fair value of these contracts is estimated based on period-end quoted market prices, and the resulting asset and expense is recognized in our consolidated financial statements.  As of March 31, 2010, we had no outstanding zloty forward-purchase contracts.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments this fiscal year in any pending legal proceedings to which we are a party.

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2009, are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or operating results.

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.94	Executive Incentive Royalty Plan and related schedule	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2009, filed March 17, 2010

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14	Attached

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
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

FX ENERGY, INC.
(Registrant)

Date: May 10, 2010	By:	/s/ David N. Pierce
David N. Pierce, President, Chief Executive Officer

Date: May 10, 2010	By:	/s/ Clay Newton
Clay Newton, Principal Financial Officer