Form 10-Q
period 2010-06-30
FX ENERGY INC
filed 2010-08-09
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of $0.001 par value common stock outstanding as of August 4, 2010, was 43,262,456.

FX ENERGY, INC. AND SUBSIDIARIES

Form 10-Q for the Six Months Ended June 30, 2010

TABLE OF CONTENTS

Item		Page
	Part I—Financial Information

1	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Consolidated Statements of Cash Flows	6
	Notes to the Consolidated Financial Statements	7
2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	14
3	Quantitative and Qualitative Disclosures about Market Risk	22
4	Controls and Procedures	23

	Part II—Other Information

1	Legal Proceedings	23
1A	Risk Factors	24
6	Exhibits	24
--	Signatures	25

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$7,069	$4,225
Receivables:
Accrued oil and gas sales	2,265	2,875
Other receivables	358	918
Inventory	241	232
Other current assets	159	394
Total current assets	10,092	8,644

Property and equipment, at cost:
Oil and gas properties (successful efforts method)
Proved	27,584	32,700
Unproved	2,896	3,403
Other property and equipment	8,066	7,654
Gross property and equipment	38,546	43,757
Less accumulated depreciation, depletion and amortization	(10,662)	(11,466)
Net property and equipment	27,884	32,291

Other assets:
Certificates of deposit	406	406
Loan fees	602	729
Total other assets	1,008	1,135

Total assets	$38,984	$42,070

-Continued-

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

-Continued-

	June 30,	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,108	$3,569
VAT payable	391	575
Accrued liabilities	1,890	1,048
Total current liabilities	4,389	5,192

Long-term liabilities:
Notes payable	25,000	25,000
Asset retirement obligation	1,101	1,133
Total long-term liabilities	26,101	26,133

Total liabilities	30,490	31,325

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of June 30, 2010, and December 31, 2009; no shares outstanding	--	--
Common stock, $0.001 par value, 100,000,000 shares authorized as of June 30, 2010, and December 31, 2009; 43,260,517 and 43,262,456 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	43	43
Additional paid-in capital	161,931	160,594
Cumulative translation adjustment	28,304	10,738
Accumulated deficit	(181,784)	(160,630)
Total stockholders’ equity	8,494	10,745

Total liabilities and stockholders’ equity	$38,984	$42,070

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Revenues:
Oil and gas sales	$ 5,515	$ 1,833	$ 11,543	$ 3,595
Oilfield services	578	633	722	653
Total revenues	6,093	2,466	12,265	4,248

Operating costs and expenses:
Lease operating expenses	797	811	1,678	1,558
Exploration costs	1,162	1,265	1,524	3,385
Property impairment	515	--	515	--
Oilfield services costs	441	437	610	618
Depreciation, depletion and amortization	532	374	1,106	748
Accretion expense	19	8	39	16
Stock compensation	351	444	703	883
General and administrative	2,253	1,670	3,981	3,402
Total operating costs and expenses	6,070	5,009	10,156	10,610

Operating income (loss)	23	(2,543)	2,109	(6,362)

Other income (expense):
Interest income (expense), net and
other income (expense)	(145)	(137)	(296)	(272)
Foreign exchange gain (loss)	(21,961)	13,770	(22,967)	(6,680)
Total other income (expense)	(22,106)	13,633	(23,263)	(6,952)

Net income (loss)Net loss	(22,083)	11,090	(21,154)	(13,314)

Other comprehensive income (loss)
Foreign currency translation adjustment	16,808	(10,983)	17,566	4,378
Comprehensive income (loss)	$ (5,275)	$ 107	$ (3,588)	$ (8,936)

Net income (loss) per common share
Basic	$ (0.51)	$ 0.26	$ (0.49)	$ (0.31)
Diluted	$ (0.51)	$ 0.26	$ (0.49)	$ (0.31)
Weighted average common shares outstanding
Basic	43,260	42,451	43,238	42,424
Dilutive effect of stock options	-	153	-	-
Diluted	43,260	42,604	43,238	42,424

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(21,154)	$(13,314)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	1,106	748
Accretion expense	39	16
Amortization of bank fees	121	92
Property impairment	515	--
Stock compensation	703	883
Foreign exchange losses	22,923	5,410
Common stock issued for services	635	724
Increase (decrease) from changes in working capital items:
Receivables	743	509
Inventory	(9)	(9)
Other current assets	235	195
Other assets	--	(122)
Accounts payable and accrued liabilities	(832)	(2,623)
Net cash provided by (used in) operating activities	5,025	(7,491)

Cash flows from investing activities:
Additions to oil and gas properties	(901)	(4,064)
Additions to other property and equipment	(543)	(545)
Additions to marketable securities	--	(10)
Proceeds from maturities of marketable securities	--	4,398
Net cash used in investing activities	(1,444)	(221)

Cash flows from financing activities:
Payments on loan related to auction rate securities	--	(2,709)
Net cash used in financing activities	--	(2,709)

Effect of exchange-rate changes on cash	(737)	4

Net increase (decrease) in cash	2,844	(10,417)
Cash and cash equivalents at beginning of year	4,225	16,588

Cash and cash equivalents at end of period	$7,069	$6,171

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

We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with GAAP.  Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 and our Form 10-Q for the quarter ended March 31, 2010.

We evaluated subsequent events through the date of our financial statement issuance.  No events were identified that had a material impact on the financial statements.

Note 2:  Net Income (Loss) per Share

Basic earnings per share is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding.  We had a net loss in the three-month and six-month periods ended June 30, 2010, and in the six-month period ended June 30, 2009.  No options were included in the computation of diluted earnings per share for these periods because the effect would have been antidilutive.

Diluted earnings per share was computed for the three months ended June 30, 2009, by dividing the net income by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options.  Basic and diluted earnings per share were essentially the same for the three months ended June 30, 2009.

Outstanding options and unvested restricted stock as of June 30, 2010 and 2009, were as follows:

	Options and
	Unvested Restricted Stock	Price Range
Balance sheet date:
June 30, 2010	2,192,545	$0.00 - $10.65
June 30, 2009	2,600,847	$0.00 - $10.65

Note 3:  Income Taxes

No income tax benefit was recognized from the net loss generated in the three and six-month periods ended June 30, 2010, and for the six-month period ended June 30, 2009.  No income tax expense was recognized for the three-month period ended June 30, 2010, due to the reversal of valuation allowances that offset income tax expense for the period.  We are required to provide a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Our ability to realize the benefit of deferred tax assets will depend on the generation of future taxable income through profitable operations and the expansion of exploration and development activities.  The market and capital risks associated with achieving the above requirement are considerable, resulting in our conclusion that a full valuation allowance be provided.  We are subject to audit by the IRS and various states for the prior three years.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.  There has been no change in our unrecognized tax positions since December 31, 2009.  Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized during the six months ended June 30, 2010.

Note 4:  Business Segments

We operate within two segments of the oil and gas industry: the exploration and production segment and the oilfield services segment.  Direct revenues and costs, including exploration costs, depreciation, depletion and amortization (“DD&A”) costs, general and administrative (“G&A”) costs, and other income directly associated with their respective segments are detailed within the following discussion.  Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes.  Current assets, other assets, current liabilities, and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes.

Reportable business segment information for the three months ended June 30, 2010, the six months ended June 30, 2010, and as of June 30, 2010, is as follows (in thousands):

Reportable Segments
	Exploration & Production		Oilfield Services	Non-Segmented	Total
	U.S.	Poland
Three months ended June 30, 2010:
Revenues	$ 995	$ 4,520	$ 578	$ --	$ 6,093
Net income (loss)(1)	400	2,281	(35)	(24,729)	(22,083)
Six months ended June 30, 2010:
Revenues	$ 2,079	$ 9,464	$ 722	$ --	$ 12,265
Net income (loss)(1)	883	6,175	(225)	(27,987)	(21,154)
As of June 30, 2010:
Identifiable net property and equipment	$ 906	$ 24,544	$ 2,357	$ 77	$ 27,884

_______________

(1)

Non-segmented reconciling items for the second quarter include $2,253 of G&A costs, $351 of noncash stock compensation expense, $144 of other expense, $20 of corporate DD&A costs, and $21,961 of foreign exchange losses.  Non-segmented reconciling items for the first six months include $3,980 of G&A costs, $703 of noncash stock compensation expense, $296 of other expense, $41 of corporate DD&A costs, and $22,967 of foreign exchange losses.

Reportable business segment information for the three months ended June 30, 2009, the six months ended June 30, 2009, and as of June 30, 2009, is as follows (in thousands):

Reportable Segments
	Exploration & Production		Oilfield Services	Non-Segmented	Total
	U.S.	Poland
Three months ended June 30, 2009:
Revenues	$ 793	$ 1,040	$ 633	$ --	$ 2,466
Net income (loss)(1)	19	(484)	48	11,507	11,090
Six months ended June 30, 2009:
Revenues	$ 1,319	$ 2,276	$ 653	$ --	$ 4,248
Net income (loss)(1)	(197)	(1,600)	(235)	(11,282)	(13,314)
As of June 30, 2009:
Identifiable net property and equipment	$ 282	$ 26,280	$ 2,075	$ 130	$ 28,767

_______________

(1)

Non-segmented reconciling items for the second quarter include $1,670 of G&A costs, $444 of noncash stock compensation expense, $137 of other expense, $12 of corporate DD&A costs, and $13,770 of foreign exchange gains.  Non-segmented reconciling items for the first six months include $3,402 of G&A costs, $883 of noncash stock compensation expense, $272 of other expense, $45 of corporate DD&A costs, and $6,680 of foreign exchange losses.

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

The following table summarizes option activity for the first six months of 2010:

		Weighted	Weighted Average
	Number of	Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Life (in years)	Intrinsic Value

Options outstanding:
Beginning of year	1,470,441	$6.47
Exercised	(12,000)	3.14
End of period	1,458,441	6.49	0.82
Exercisable at end of period	1,458,441	6.49	0.82	$16,380

The following table summarizes option activity for the first six months of 2009:

		Weighted	Weighted Average
	Number of	Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Life (in years)	Intrinsic Value

Options outstanding:
Beginning of year	1,980,441	$5.65
Cancelled	(75,000)	8.58
End of period	1,905,441	5.54	1.43
Exercisable at end of period	1,905,441	5.54	1.43	$651,240

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our stock price of $3.62 as of June 30, 2010, and $3.82 as of June 30, 2009, which would have been received by stock option holders had all vested in-the-money stock options been exercised as of those dates.

Restricted Stock

During 2009, we issued 379,500 shares of restricted stock resulting in unamortized compensation expense of $1,043,625, which is being amortized ratably over a three-year vesting period.  Expense recognized during the first six months of 2010 totaled $172,154.  There were no shares of restricted stock issued during the first six months of 2010.

During 2008, we issued 367,000 shares of restricted stock resulting in unamortized compensation expense of $1,005,580, which is being amortized ratably over a three-year vesting period.  Expense recognized during the first six months of 2010 and 2009 totaled $166,217 and $166,230, respectively.

During 2007, we issued 370,925 shares of restricted stock resulting in unamortized compensation expense of $2,284,991, which is being amortized ratably over a three-year vesting period.  Expense recognized during the first six months of 2010 and 2009 totaled $364,294 and $377,688, respectively.

During 2006, we issued 318,400 shares of restricted stock resulting in unamortized compensation expense of $2,053,680, which is being amortized ratably over a three-year vesting period.  Expense recognized during the first six months of 2010 and 2009 totaled $0 and $339,443, respectively.

The following table summarizes restricted stock activity during the first six months of 2010 and 2009:

	Number of Shares
	2010	2009
Unvested restricted stock outstanding:
Beginning of year	739,535	714,421
Issued	--	--
Forfeited	(497)	(14,082)
Vested	(4,934)	(4,933)
End of period	734,104	695,406

Note 6:  Stockholders’ Equity

In June of 2010, option holders exercised a total of 12,000 outstanding options at a price of $3.14 per share by surrendering currently owned shares to pay the exercise price.  As a result of this exercise, we issued 2,436 incremental shares.  In January of 2010, we issued 216,977 shares for the 2009 contribution to our employee benefit plan.  In addition, we issued 6,000 shares to consultants for services.

During the first six months of 2009, we issued 228,100 shares for our 2008 contribution to our employee benefit plan.  In addition, we issued 21,000 shares to consultants for services.

Note 7:  Fair Value Measurements

The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  The accounting standard established a fair value hierarchy that requires an entity to maximize the use of observable inputs, when available.  The following summarizes the three levels of inputs required as well as the assets and liabilities that we value using those levels of inputs:

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

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of June 30, 2010, nor did we have any assets or liabilities measured at fair value on a nonrecurring basis to report in the first six months of 2010.

Recurring Fair Value

The following table sets forth the financial assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy.  We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.

Assets and liabilities measured at fair value on a recurring basis consisted of the following as of June 30, 2010 (in thousands):

June 30,
	2010	Level 1(1)	Level 2(2)	Level 3(3)
Cash equivalents:
Money market funds	$ 604	$ 604	--	--

_______________

(1)

Quoted prices in active markets for identical assets.

(2)

Significant other observable inputs.

(3)

Significant unobservable inputs.

Note 8:  Notes Payable

We have a $25 Million Senior Facility Agreement (the Facility) with The Royal Bank of Scotland plc (RBS).  The Facility is provided to FX Energy Poland, a wholly owned subsidiary.  Funds from the Facility cover infrastructure and development costs at a variety of our Polish gas projects and are collateralized by our commercial wells and production in Poland.  We made no principal payments during the quarter.  At June 30, 2010, we had drawn the full $25 million available under the Facility.  Amounts outstanding at June 30, 2010, approximate fair value due to the variable interest rate associated with the Facility.

On August 5, 2010, we refinanced our existing Facility.  See Note 11 for more information.

Note 9:  Capitalized Exploratory Well Costs

At June 30, 2010, we had no capitalized costs related to exploratory wells.

Note 10:  Property Impairments

Second quarter 2010 remediation efforts at our Kleka well failed to restore commercial production.  Accordingly, we have impaired the remaining capital costs for the well of approximately $515,000.

Note 11:  Foreign Currency Translation and Risk

During the first half of 2010, we recorded foreign currency transaction losses of approximately $23.0 million.  This amount was attributable to increases in the amount of Polish zlotys necessary for FX Energy Poland to satisfy outstanding intercompany dollar-denominated loans and unpaid interest to FX Energy, Inc.  There was a corresponding credit to other comprehensive income for the loss attributable to the intercompany loans, which was then offset by translation adjustments related to our other balance sheet accounts.

The following table provides a summary of changes in cumulative translation adjustment (in thousands):

For the Six Months
Ended June 30, 2010
Balance at December 31, 2009	$ 10,738
Increase related to losses on intercompany loans	22,923
Decrease related to translation adjustments	(5,357)
Balance at June 30, 2010	$ 28,304

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

Note 12:  Liquidity

We have a history of operating losses and negative cash flow from operating activities.  From our inception in January 1989 through June 30, 2010, we have incurred cumulative net losses of approximately $182 million.  Our exploration and production activities may continue to result in net losses through 2010 and possibly beyond, depending on the success of our drilling activities in Poland and the United States and whether we generate sufficient revenues to cover related operating expenses.  While revenues from our operations exceed our fixed operating and overhead costs, and operating activities provided net cash in our first half of 2010, we have reported negative cash flow from operating activities in each of the past three fiscal years. At June 30, 2010, we had working capital of approximately $5.7 million.

With the establishment of proved reserves in Poland, in November 2006, we established the Facility with RBS.  As of June 30, 2010, we had drawn the full $25 million available under this Facility.  In August, 2010, we refinanced our existing Facility. See Note 13 for more information.

While we did not experience significant impacts from the economic crisis during 2009, the global economy continues to be unsteady.  Production from our Roszkow well should add significant, incremental revenues and cash flow during 2010, as we have seen in the first half of the year.  The fluctuation in the exchange rate of the Polish zloty against the U.S. dollar will also have an impact on our U.S. dollar-denominated future revenues and operating profit; conversely, any U.S. dollar-denominated capital, exploration, and operating costs in Poland will be impacted at the same rate.  Based on current conditions, we presently expect our exploration and development programs will continue in spite of the economic downturn.  However, in recognition of the downturn, we plan to continue matching capital spending with our discretionary cash flow, plus increased debt capacity if it becomes available.  We have the ability to control the timing and amount of most of our future capital and exploration costs.  As of June 30, 2010, we are moving ahead with new production facilities in Poland to be complete and ready for new production to begin in late 2010.  As of June 30, 2010, we are moving ahead with new production facilities in Poland expected to be complete and ready for new production in late 2010.  We will pay for the facilities using proceeds from our New Facility.  We had no other firm commitments for future capital and exploration costs at that date.

Note 13:  Subsequent Events

On August 5, 2010, we refinanced our existing Facility by executing a new, $55 million Senior Reserve Base Lending Facility (the “New Facility”) between the Company and the Royal Bank of Scotland, ING Bank N.V. and KBC Bank NV.  The New Facility calls for a periodic interest rate of LIBOR plus 4.0% and has a term of five years, with semi-annual borrowing base reductions of $11 million each beginning on June 30, 2013.  The New Facility is an interest-only facility until then.  Unamortized deferred financing costs associated with our existing Facility will be charged to expense during the third quarter of 2010. Payment of the New Facility is secured by our assets in Poland and guaranteed by the Company.

We have access to $40 million under the New Facility until our KSK wells have been on production for 30 days, at which time the full $55 million becomes available. Proceeds from the New Facility are intended to support our development, production and operating activities in Poland.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Our two major operating areas (Poland and the U.S.) have very different characteristics, which are reflected in the following discussion.  Our Polish operations are progressing in their exploration and development.  These assets are a combination of existing oil and gas production, completed wells that we expect to be brought into production, and wildcat exploration opportunities.  These assets, in total, have a relatively high risk/reward profile compared to our U.S. assets.  Our U.S. operations, which include both oil production and oilfield services, are relatively mature.

Before 2007, most of our revenues were from our U.S. operations.  However, since that time, our Polish gas production and revenues have become substantially larger than our U.S. revenues.  In particular, the natural gas production added by our Zaniemysl well in late 2006 and our Roszkow well in late 2009 has been very significant.  We expect this trend toward a greater percentage of our revenues being from Poland will continue in the immediately foreseeable future.

See “Results of Operations by Business Segment” below.

Results of Operations by Business Segment

Quarter Ended June 30, 2010, Compared to the Same Period of 2009

Exploration and Production Segment

Gas Revenues.  Revenues from gas sales were $4.5 million during the second quarter of 2010, compared to $1.0 million during the same quarter of 2009.  Production at our Roszkow well, which began producing in September 2009, was the primary driver in the quarter-over-quarter increase.

A summary of the amount and percentage change, as compared to the respective prior-year period, for gas revenues, average gas prices, and gas production volumes for the quarters ended June 30, 2010 and 2009, is set forth in the following table:

	For the Quarter Ended June 30,
	2010	2009	Change
Gas revenues	$4,520,000	$1,040,000	+335%
Average price (per thousand cubic feet)	$4.91	$4.44	+11%
Production volumes (thousand cubic feet)	920,000	234,000	+293%

We recognized an 11% increase in natural gas prices quarter over quarter.  At Roszkow, we receive approximately 95% of the published low-methane tariff.  At Zaniemysl, we receive approximately 70% of the same tariff.  With production at Roszkow now dominating Company-wide production, we expect average zloty-based prices to remain higher compared to pre-Roszkow average prices.  Also during the quarter, period-to-period strength in the Polish zloty against the U.S. dollar helped offset a decline in gas tariffs for our legacy Poland production.  Although the amount of Polish zlotys received per thousand cubic feet of production was approximately 5% lower during the second quarter of 2010 compared to the second quarter of 2009, due to a tariff reduction that was effective June 1, 2009, average U.S. dollar-denominated gas prices related to our legacy Poland production only decreased approximately 1% from the second quarter of 2009 to the second quarter of 2010.  The average exchange rate during the second quarter of 2010 was 3.16 zlotys per U.S. dollar.  The average exchange rate during the second quarter of 2009 was 3.27 zlotys per U.S. dollar, a change of approximately 3%.

The Polish Energy Regulatory Office approved new gas tariffs effective July 1, 2010.  All tariffs are denominated in Polish zlotys.  The new tariff for low-methane gas, which applies to all of our production in Poland, increased by 6.7%.

            During the third quarter of 2010, both our Roszkow and Zaniemysl wells will be shut in for two weeks for annual maintenance and pressure testing.  Accordingly, we expect third quarter production and gas revenues to be lower than second quarter levels.

Oil Revenues.  Oil revenues were $1.0 million for the second quarter of 2010, a 25% increase from $793,000 recognized during the second quarter of 2009.  Production levels decreased approximately 6% from 2009 to 2010.  The most significant factor in the increase in oil revenues was the higher prices received during the second quarter of 2010.  Our average oil price during the second quarter of 2010 was $67.12 per barrel, a 33% increase from $50.45 per barrel received during the same quarter of 2009.

A summary of the amount and percentage change, as compared to the respective prior-year period, for oil revenues, average oil prices, and oil production volumes for the quarters ended June 30, 2010 and 2009, is set forth in the following table:

	For the Quarter Ended June 30,
	2010	2009	Change
Oil revenues	$994,000	$793,000	+25%
Average price (per barrel)	$67.12	$50.45	+33%
Production volumes (barrels)	14,800	15,700	-6%

Lease Operating Costs.  Lease operating costs of $797,000 during the second quarter of 2010 were essentially unchanged from the second quarter 2009 amount of $811,000.  Higher operating costs at our Roszkow property, which was not producing during the second quarter of 2009, were offset by a reduction in costs at our U.S. properties.

Exploration Costs.  Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes.  Exploration costs were $1.2 million during the second quarter of 2010, compared to $1.3 million during the same period of 2009, a decrease of 8%.  During the second quarter of 2010, $872,000 of costs associated with our Zakowo workover project incurred during the quarter were written off as dry-hole costs.  Second quarter 2010 geological and geophysical costs were primarily associated with two-dimensional, or 2-D, seismic surveys on our 100%-owned acreage in Poland.  Second quarter 2009 exploration costs included approximately $1.0 million associated with our ongoing Fences concession area three-dimensional, or 3-D, seismic surveys, and the remainder was associated with 2-D seismic and other costs at both existing and new Polish concessions.

Property Impairment.  Second quarter 2010 remediation efforts at our Kleka well failed to restore commercial production.  Accordingly, we have impaired the remaining capital costs for the well of approximately $515,000.

DD&A Expense - Exploration and Production.  DD&A expense for producing properties was $340,000 for the second quarter of 2010, an increase of 60% compared to $213,000 during the same period of 2009.  Higher DD&A expense in 2010 was due to incremental depreciation expense at our Roszkow property, which we began to depreciate when production started in September 2009.

Accretion Expense.  Accretion expense was $19,000 and $8,000 for the second quarter of 2010 and 2009, respectively.  Accretion expense is related entirely to our Asset Retirement Obligation associated with expected future plugging and abandonment costs.

Oilfield Services Segment

Oilfield Services Revenues.  Oilfield services revenues were $578,000 during the second quarter of 2010, a decrease of 9% compared to $633,000 for the second quarter of 2009.  We drilled three wells for third parties during the second quarter of 2010, along with additional well service work.  During the second quarter of 2009, we drilled 14 wells for third parties; however, each of these was a shallow well, which can be drilled in only two to three days.  Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

Oilfield Services Costs.  Oilfield services costs were $441,000 during the second quarter of 2010, compared to $437,000 during the same period of 2009.  Oilfield services costs will also continue to fluctuate period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

DD&A Expense – Oilfield Services.  DD&A expense for oilfield services was $173,000 during the second quarter of 2010, compared to $149,000 during the same period of 2009.  The quarter-to-quarter increase was primarily due to recent capital additions being depreciated.

Nonsegmented Information

G&A Costs.  G&A costs were $2,253,000 during the second quarter of 2010, compared to $1,670,000 during the second quarter of 2009.  The increase is primarily due to higher compensation costs in 2010.

Stock Compensation (G&A).  For the three-month periods ended June 30, 2010 and 2009, we recognized $351,000 and $444,000, respectively; of stock compensation expense related to the amortization of unexercised options and restricted stock.

Interest and Other Income (Expense).  Interest and other income was $17,000 during the second quarter of 2010, an increase of $9,000 compared to $8,000 during the same period of 2009.  The increase was a reflection of higher cash balances available for investment.  During the second quarter of 2010, we incurred $162,000 in interest expense, which included $61,000 of amortization of previously incurred loan fees.  During the second quarter of 2009, we incurred $145,000 in interest expense, which included $43,000 of amortization of previously incurred loan fees.

Foreign Exchange Loss.  As discussed in Note 10 to the financial statements, during the second quarter of 2010, we recorded foreign currency transaction losses of approximately $21.9 million, principally attributable to increases in the amount of Polish zlotys necessary to satisfy outstanding intercompany dollar-denominated loans.  We recorded foreign exchange gains of $13.8 million during the same quarter of 2009, which were also principally related to our intercompany loans.  During the second quarter of 2010, the zloty weakened by approximately 18% against the U.S. dollar from the beginning to the end of the quarter, which caused us to recognize foreign currency transaction losses.  Conversely, during the second quarter of 2009, the zloty strengthened by approximately 10% against the U.S. dollar from the beginning to the end of the quarter, which caused us to recognize foreign currency transaction gains.

Six Months Ended June 30, 2010, Compared to the Same Period of 2009

Exploration and Production Segment

Gas Revenues.  Revenues from gas sales were $9.5 million during the first half of 2010, compared to $2.3 million during the same period of 2009.  Production at our Roszkow well, which began producing in September 2009, was the primary driver in the period over period increase.  Production at our Zaniemysl well was also slightly higher during the first six months of 2010, as it was shut-in for several days of maintenance during the first six months of 2009.

A summary of the amount and percentage change, as compared to the respective prior-year period, for gas revenues, average gas prices, and gas production volumes for the six months ended June 30, 2010 and 2009, is set forth in the following table:

	For the Six Months Ended June 30,
	2010	2009	Change
Revenues	$9,464,000	$2,259,000	+319%
Average price (per thousand cubic feet)	$5.15	$4.38	+18%
Production volumes (thousand cubic feet)	1,837,500	516,100	+256%

We recognized an 18% increase in natural gas prices period over period.  As discussed previously, at Roszkow, we receive approximately 95% of the published low-methane tariff.  At Zaniemysl, we receive approximately 70% of the same tariff.  With production at Roszkow now dominating Company-wide production, we expect average zloty-based prices to remain higher compared to pre-Roszkow average prices.  Also during the quarter, period-to-period strength in the Polish zloty against the U.S. dollar helped offset a decline in gas tariffs for our legacy Poland production.  Although the amount of Polish zlotys received per thousand cubic feet of production was approximately 5% lower during the first six months of 2010 compared to the same period of 2009, due to a tariff reduction that was effective June 1, 2009, average U.S. dollar-denominated gas prices related to our legacy Poland production increased approximately 6% from the second quarter of 2009 to the second quarter of 2010.  The average exchange rate during the first half of 2010 was 3.02 zlotys per U.S. dollar.  The average exchange rate during the first half of 2009 was 3.36 zlotys per U.S. dollar, a change of approximately 10%.

The Polish Energy Regulatory Office approved new gas tariffs effective July 1, 2010.  All tariffs are denominated in Polish zlotys.  The new tariff for low-methane gas, which applies to all of our production in Poland, increased by 6.7%.

Oil Revenues.  Oil revenues were $2.1 million for the first half of 2010, a 58% increase from the $1.3 million recognized during the first half of 2009.  Production from our U.S. properties declined 2% during the first half of 2010.  The most significant factor in the increase in oil revenues was the higher prices received during the first half of 2010.  Our average oil price during the first half of 2010 was $67.59 per barrel, a 61% increase from $42.08 per barrel received during the same period of 2009.

A summary of the amount and percentage change, as compared to the respective prior-year period, for oil revenues, average oil prices, and oil production volumes for the six months ended June 30, 2010 and 2009, is set forth in the following table:

	For the Six Months Ended June 30,
	2010	2009	Change
Revenues	$2,079,000	$1,319,000	+58%
Average price (per barrel)	$67.59	$42.08	+61%
Production volumes (barrels)	30,766	31,700	-3%

Lease Operating Costs.  Lease operating costs were $1.7 million during the first half of 2010, an increase of 8% compared to the same period of 2009.  Higher operating costs in 2010 were due primarily to production beginning at the end of 2009 at Roszkow and Grabowka.

Exploration Costs.  Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes.  Exploration costs were $1.5 million during the first half of 2010, compared to $3.4 million during the same period of 2009, a decrease of 55%.  The period-to-period decline is attributable to our lower level of 3-D seismic activity in 2010 compared to 2009.  First half 2010 geological and geophysical costs were primarily associated with 2-D seismic surveys on our 100%-owned acreage in Poland and $872,000 of dry-hole costs associated with our Zakowo project discussed earlier.  First half 2009 exploration costs included approximately $2.6 million associated with our ongoing Fences concession area 3-D seismic surveys, and the remainder was associated with 2-D seismic and other costs at both existing and new concessions.

Property Impairment.  First half 2010 remediation efforts at our Kleka well failed to restore commercial production.  Accordingly, we have impaired the remaining capital costs for the well of approximately $515,000.

DD&A Expense - Exploration and Production.  DD&A expense for producing properties was $729,000 for the first half of 2010, an increase of 69% compared to $432,000 million during the same period of 2009.  The increase is primarily due to new depreciation expense at our Roszkow property, which we began to depreciate when production began in September 2009.

Accretion Expense.  Accretion expense was $39,000 and $16,000 for the first half of 2010 and 2009, respectively.  Accretion expense is related entirely to our Asset Retirement Obligation.

Oilfield Services Segment

Oilfield Services Revenues.  Oilfield services revenues were $722,000 during the first half of 2010, an increase of 11%, compared to $653,000 for the first half of 2009.  We drilled four wells for third parties during the first half of 2010, along with additional well service work.  During the first half of 2009, we drilled 14 wells for third parties; however, each of these was a shallow well, which can be drilled in only two to three days.  Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

Oilfield Services Costs.  Oilfield services costs were $610,000 during the first half of 2010, compared to $618,000 during the same period of 2009.  Oilfield services costs will also continue to fluctuate period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

DD&A Expense – Oilfield Services.  DD&A expense for oilfield services was $336,000 during the first half of 2010, compared to $271,000 during the same period of 2009.  The period-to-period increase was primarily due to new depreciation from capital additions in 2009 and 2010.

Nonsegmented Information

G&A Costs.  G&A costs were $3,981,000 during the first half of 2010, compared to $3,402,000 during the first half of 2009, an increase of $579,000.  The increase is primarily due to higher compensation costs in 2010.

Stock Compensation (G&A).  For the six-month periods ended June 30, 2010 and 2009, we recognized $703,000 and $883,000, respectively, of stock compensation expense related to the amortization of unexercised options and restricted stock purchase rights.

Interest and Other Income.  Interest and other income was $22,000 during the first half of 2010, a decrease of $15,000, compared to $38,000 during the same period of 2009.  During the first half of 2010, we incurred $318,000 in interest expense, which included $123,000 of amortization of previously incurred loan fees.  During the first half of 2009, we incurred $310,000 in interest expense, which included $88,000 of amortization of previously incurred loan fees.

Foreign Exchange Loss.  As discussed in Note 10 to the financial statements, during the first half of 2010, we recorded foreign currency transaction losses of approximately $22.9 million, principally attributable to increases in the amount of Polish zlotys necessary to satisfy outstanding intercompany dollar-denominated loans and unpaid interest to FX Energy, Inc.  Foreign currency transaction losses during the first half of 2009 were $6.7 million.  During the first half of 2010, the zloty weakened by approximately 19% against the US dollar from the beginning to the end of the period, which caused us to recognized foreign currency transaction losses.  During the first half of 2009, the zloty weakened by approximately 7% against the US dollar from the beginning to the end of the period, which caused us to recognized foreign currency transaction losses.

Liquidity and Capital Resources

To date, we have financed our operations principally through the sale of equity securities, issuance of debt securities, and agreements with industry participants that funded our share of costs in certain exploratory activities in return for an interest in our properties.  However, as our oil and gas production has increased in Poland in the last several years, and as higher oil prices have improved the profitability of our US production, our internally generated cash flow has become a more significant source of operations financing.  Additionally, with the establishment of proved reserves in Poland, in November 2006, we established a $25.0 million Senior Credit Facility (Facility) with the Royal Bank of Scotland plc (RBS).  As of December 31, 2008, we had drawn down the full $25.0 million available under this facility.

On August 5, 2010, we refinanced our existing Facility by executing a new, $55 million Senior Reserve Base Lending Facility (the “New Facility”) between the Company and the Royal Bank of Scotland, ING Bank N.V. and KBC Bank NV.  The New Facility calls for a periodic interest rate of LIBOR plus 4.0% and has a term of five years, with semi-annual borrowing base reductions of $11 million each beginning on June 30, 2013.  The New Facility is an interest-only facility until then.

We have access to $40 million under the New Facility until our KSK wells have been on production for 30 days, at which time the full $55 million becomes available. Proceeds from the New Facility are intended to support our operating activities in Poland.

At June 30, 2010, we had working capital of approximately $5.7 million.  Cash flow from our production operations has been providing a portion of our capital needs for the past two and one-half years.

While we have not experienced significant impacts from the current economic crisis, the global economy continues to be unsteady.  In particular, liquidity and capital needs of banks globally and rather underwhelming equity markets have the potential to restrict our access to capital.

Production from our Roszkow well has added significant, incremental revenues and cash flow during 2010.  Based on current conditions, we presently expect our exploration and development programs will continue in spite of the economic downturn; however, in recognition of the downturn, we plan to continue, as we did throughout 2009 and the first half of 2010, matching capital spending with our discretionary cash flow, plus increased debt capacity.  We have the ability to control the timing and amount of most of our future capital and exploration costs.  As of June 30, 2010, we are moving ahead with new production facilities in Poland expected to be complete and ready for new production in late 2010.  We will pay for the facilities using proceeds from our New Facility.  We had no other firm commitments for future capital and exploration costs at that date.  Our operating cash flow combined with our cash resources should more than enable us to meet our other capital needs in Poland and the United States for the next 12 months.

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

Working Capital (current assets less current liabilities).  Our working capital at June 30, 2010, was $5.7 million, an increase of $2.2 million from our working capital at December 31, 2009, of $3.5 million.  As of June 30, 2010, our cash and cash equivalents totaled approximately $7.1 million.

Operating Activities.  Net cash provided by operating activities was $5.0 million during the first six months of 2010, compared to net cash used in operating activities of $7.5 million during the first six months of 2009.  The increase was primarily due to increases in oil and gas revenues.

Investing Activities.  During the first six months of 2010, we used cash of $1.4 million from investing activities.  We used $305,000 for current-year capital additions in Poland and $245,000 related to our proved properties in the United States, used $352,000 to pay accounts payable related to prior-year capital costs, and used $542,000 for capital additions in our office and drilling equipment.  During the first six months of 2009, we used cash of $221,000 in investing activities.  We received proceeds of $4.4 million from maturities of marketable securities, purchased marketable securities of $10,000, used $2.2 million for current-year capital additions in Poland and $246,000 related to our proved properties in the United States, used $1.6 million to pay accounts payable related to prior-year capital costs, and used $545,000 for capital additions in our office and drilling equipment.

Financing Activities.  During the first half of 2009, we paid $2.7 million toward loans related to auction-rate securities.  There were no similar transactions during the first six months of 2010.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued new standards intended to improve disclosures about fair value measurements.  The new standards require details of transfers in and out of Level 1 and 2 fair value measurements and the gross presentation of activity within the Level 3 fair value measurement roll forward.  The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements.  We adopted these new rules effective January 1, 2010, except for the gross presentation of the Level 3 fair value measurement roll forward, which is effective for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption had no impact on our consolidated financial statements.

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

Foreign Currency Risk

We enter into various agreements in Poland denominated in the Polish zloty.  The Polish zloty is subject to exchange-rate fluctuations that are beyond our control.  Our policy is to reduce currency risk by, under ordinary circumstances, transferring dollars to zlotys, or fixing the exchange rate for future transfers of dollars to zlotys, on or about the occasion of making any significant commitment payable in Polish currency, taking into consideration the future timing and amounts of committed costs and the estimated timing and amounts of zloty-based revenues.  We do not use derivative financial instruments for trading or speculative purposes.  We have used forward-purchase contracts to buy zlotys at specified exchange rates.  The fair value of these contracts is estimated based on period-end quoted market prices, and the resulting asset and expense are recognized in our consolidated financial statements.  As of June 30, 2010 and 2009, we had no outstanding zloty forward-purchase contracts.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

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

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.05	Bylaws of FX Energy, Inc., as amended May 24, 2010	Incorporated by reference from the current report on Form 8-K filed June 8, 2010

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14	Attached

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

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

FX ENERGY, INC.
(Registrant)

Date: August 9, 2010	By:	/s/ David N. Pierce
David N. Pierce, President, Chief Executive Officer

Date: August 9, 2010	By:	/s/ Clay Newton
Clay Newton, Principal Financial Officer