Form 10-K
period 2010-12-31
FX ENERGY INC
filed 2011-03-07
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

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
Preferred Share Purchase Rights

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2010, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $147,569,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 4, 2011, FX Energy had outstanding 45,415,827 shares of its common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE.  Portions of FX Energy’s definitive Proxy Statement in connection with the 2011 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this Annual Report.

FX ENERGY, INC.
Form 10-K for the fiscal year ended December 31, 2010

TABLE OF CONTENTS

Item		Page
	Part I
--	Special Note on Forward-Looking Statements	3
1	Business	5
1A	Risk Factors	12
1B	Unresolved Staff Comments	23
2	Properties	23
3	Legal Proceedings	37
4	[RESERVED]	37

	Part II
5	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	38
6	Selected Financial Data	39
7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	41
7A	Quantitative and Qualitative Disclosures about Market Risk	54
8	Financial Statements and Supplementary Data	55
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	55
9A	Controls and Procedures	55
9B	Other Information	55

	Part III
10	Directors, Executive Officers and Corporate Governance	56
11	Executive Compensation	56
12	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	56
13	Certain Relationships and Related Transactions, and Director Independence	56
14	Principal Accountant Fees and Services	56

	Part IV
15	Exhibits and Financial Statement Schedules	57
--	Signatures	62
--	Management’s Report on Internal Control over Financial Reporting	F-1
--	Report of Independent Registered Public Accounting Firm	F-2

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions.  Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements.  We intend that the forward-looking statements will be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

•
whether we will be able to borrow funds to develop our oil and gas discoveries in Poland from our current principal lenders or from any other commercial lenders, even if we increase substantially the quantity and value of our reserves that we may be willing to encumber to secure repayment of such borrowings;

•	whether the quantities of gas or oil we discover will be as large as our initial estimate of an exploration target area’s gross unrisked potential;

•	whether the estimated probable oil and gas reserves will ever be proved;

•	whether we will be able to obtain capital sufficient for our anticipated exploration and other capital expenditures;

•	how our efforts to obtain additional capital will affect the trading market for our securities;

•	whether actual exploration risks, schedules, and sequences will be consistent with our plans and forecasts;

•	the future results of drilling or producing individual wells and other exploration and development activities;

•	the prices at which we may be able to sell gas or oil;

•	foreign currency exchange-rate fluctuations;

•
the financial and operating viability and stability of the Polish Oil and Gas Company, or PGNiG, and other third parties with which we conduct business and on which we rely to supply goods and services and to purchase our oil and gas production;

•
exploration and development priorities and the financial and technical resources of PGNiG, our principal joint venture and strategic partner in Poland, PL Energia S.A., another partner in Poland, or other future partners;

•	uncertainties inherent in estimating quantities of proved and probable reserves and actual production rates and associated costs;

•	the cost and availability of additional capital that we may require and possible related restrictions on our future operating or financing flexibility;

•	our future ability to attract industry or financial participants to share the costs of exploration, exploitation, development, and acquisition activities;

•	uncertainties of certain terms to be determined in the future relating to our oil and gas interests, including exploitation fees, royalty rates, and other matters;

•	uncertainties regarding future political, economic, regulatory, environmental, fiscal, taxation, and other policies in Poland and the European Union; and

•
the factors set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Analysis of Financial Condition and Results of Operation” and other factors that are not currently known to us that may emerge from time to time.

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

PART I

ITEM 1. BUSINESS

Introduction

We are an independent oil and gas exploration and production company with production, appraisal, and exploration activities in Poland.  We also have modest oil production, oilfield service activities, and a shale acreage position in the United States.  Our headquarters are in Salt Lake City, Utah.  Definitions of certain oil and gas industry terms used in this report are provided below under Item 2, Properties – Oil and Gas Terms.

At year-end 2010, independent reserve engineers estimated our worldwide proved oil and gas reserves to be 40.0 billion cubic feet, or Bcf, of natural gas and 0.6 million barrels of oil, or a combined total of 43.8 billion cubic feet of natural gas equivalent, or Bcfe (converting oil to gas at a ratio of one barrel of oil to 6,000 cubic feet of natural gas).  Of this 43.8 Bcfe, 91% was in Poland and 9% was in the United States.  The engineers estimated the PV-10 Value of our proved reserves to be approximately $127.3 million.

At year-end 2010, independent reserve engineers estimated our worldwide proved plus probable, or P50, oil and gas reserves to be a combined total of 87.1 Bcfe.  The engineers estimated the PV-10 Value of our P50 reserves to be approximately $206.4 million.

Subsequent to year-end 2010, we had a significant exploration discovery, the Lisewo-1 well in Poland.  Independent engineers estimate the proved and P50 reserves for this well to be approximately 12.7 and 17.7 Bcf of gas, respectively, net to our interest.  The incremental PV-10 Value of these proved and P50 reserves is estimated to be $16.0 and $19.7 million, respectively.  This discovery, in combination with our 2010 year-end proved reserves, would equate to 56.5 Bcfe of proved reserves, with an estimated PV-10 Value of $143.3 million.  Our year-end P50 reserves would then equate to 104.8 Bcfe, with an estimated PV-10 Value of $226.1 million.

Our 2010 oil and gas production was 3.8 Bcfe (10.5 million cubic feet equivalent per day, or MMcfed), which was up 69% from 2009 production; 3.5 Bcfe (9.5 MMcfed) of our production was in Poland and 0.3 Bcfe (1.0 MMcfed) was in the United States.  All of our production in Poland consisted of natural gas, while all of our United States production consisted of crude oil.

We currently expect that our 2011 production will rise significantly from our 2010 production rates.  One of our wells in Poland started producing just a few days before the end of 2010, and we have two other wells in Poland scheduled to begin production during the second quarter of 2011.  We expect these three new wells, with anticipated aggregate initial production of approximately 14 million cubic feet per day, or MMcfd, of gas (6.9 MMcfd net to us), will add to our 2010 base levels of production of 9.5 MMcfd of gas.  Thus, even without the benefit of any production from a fourth well that is waiting on production facilities or from our recent Lisewo-1 well or other possible discoveries, we expect our 2011 production to significantly exceed our 2010 level.

Substantially all of our growth in reserves and production in recent years has come from our operations in Poland.  We expect this will continue, as most of our technical efforts and capital budget are devoted to these operations in Poland.  We believe that these operations represent the most favorable opportunities for success that are available to us.  See “Corporate Strategy” immediately below.  With a view to future growth in reserves and production, we now hold 4.6 million gross acres (4.0 million net) in Poland and continually review additional acquisition opportunities.

As of December 31, 2010, we had approximately 45 million shares of common stock outstanding, and our market capitalization was approximately $280 million (approximately $510 million as of the date of this filing).  Our shares are listed on the Nasdaq Global Market under the symbol “FXEN.”  So far during 2011, our average daily trading volume has been approximately 500,000 shares.  Our total assets as of December 31, 2010, were $66.6 million, and our net debt (long-term debt less working capital) was $16.8 million.  Net debt per thousand cubic feet equivalent, or Mcfe, of proved reserves was $0.38 at year end, or $0.30 including the 12.7 Bcf of gas reserves associated with the subsequent Lisewo-1 discovery.

References to “us,” “we,” and “our” in this report include FX Energy, Inc., and our subsidiaries.  In addition to our headquarters in Salt Lake City, Utah, we have operations offices in Warsaw and Krakow, Poland, and Oilmont, Montana.

Corporate Strategy

Poland is a unique international exploration opportunity.  Over the last 40 years or so, western companies have poured billions of dollars into exploration efforts in the British, Dutch, Norwegian, and German sectors of the offshore and onshore North European Permian Basin (generally the North Sea area).  For the industry, these efforts have resulted in the discovery of trillions of cubic feet of gas and more than a billion barrels of oil.  However, until the last few years of the twentieth century, Poland was closed to exploration by foreign oil and gas companies.  To date, the exploration activities conducted in the Polish onshore portion of the Permian Basin are only a fraction of those conducted in the western part of the basin.  Consequently, the Polish Permian Basin is underexplored and underexploited and, therefore, has high potential for discovery of significant amounts of oil and gas relative to the North Sea or other Permian Basin mature oil and gas provinces in the United States and elsewhere.  As an example, the gross proved reserves per well associated with our eight discoveries in our core Fences concession in Poland have been 17.1 Bcf.  The average initial production rate for these eight wells is estimated to be approximately 6.0 MMcfd of natural gas.  We believe these figures are materially higher than those associated with new discoveries in most mature oil and gas provinces.

Just as important as the reserve and production potential is the fact that Poland is highly dependent upon imported natural gas, which is expensive.  There is an attractive and deep market for gas discoveries and production in-country.  As of the date of this report, the price we receive for natural gas at our Roszkow well, for example, is approximately 69% higher than natural gas contracts traded on the New York Mercantile Exchange, sometimes referred to as the Henry Hub price.

Acting on this combination of facts, we were one of the first independent oil and gas companies to acquire a large land position, to embark on a focused exploration and development program, and as a result, to begin producing hydrocarbons in Poland.  After several years of effort in Poland, our exploration efforts are showing significant progress.  In fact, our proved oil and gas reserve volumes in Poland have increased at a compound annual growth rate of 22% since 2003.  Our production volume has increased at a compound annual growth rate of 52% from 2005 through 2010.  Though we cannot assert that future results will be similar, this success has encouraged us to continue to focus our efforts in Poland.

More specifically, we have directed the bulk of our available funds, management, and technical resources to our core “Fences” concession area in Poland.  We expect to continue concentrating much of our capital budget to this area in an effort to lower drilling risk, shorten the time to first production from successful wells, and optimize opportunities for robust revenue growth.  Over the last several years, we have drilled 11 wells in the Fences concession targeting Rotliegend structural traps, eight of which have been commercial discoveries.

With the success that we have achieved from our Fences drilling program, we now plan to explore selected parts of our other exploration acreage, namely the Warsaw South and Kutno concessions, through both targeted seismic data acquisition and drilling of several higher risk, higher reward exploration wells, where we believe we have the opportunity to find significant oil and gas reserves.  To reduce our financial exposure to these higher risk exploration wells, we have successfully executed several farm-out agreements, whereby we may reduce our interest in the concessions in return for a partial carry on drilling costs.

We currently hold substantial acreage in other areas of Poland that we consider underexplored and underdeveloped and, therefore, subject to greater exploration risk.  We plan to carry out preliminary exploration work on this acreage and then plan to continue our strategy of utilizing industry farm-outs to finance the bulk of early-stage drilling.  To the extent that our overall strategy results in substantial revenue growth, we plan to continue to increase our funding of exploration projects over a wider area in Poland.

Current Activities and Presence in Poland

We concentrate our exploration efforts in Poland primarily on the Rotliegend sandstones of the Permian Basin.  We were attracted to the Rotliegend sandstones in Poland by two observations:

(1)           Since the 1960s, dozens of western exploration companies working in the North Sea and onshore European portions of the North European Permian Basin have identified approximately 250 trillion cubic feet, or Tcf, of Rotliegend gas.  While the Permian Basin extends well into Poland, only five Tcf of Rotliegend gas has been discovered in Poland by the Polish Oil and Gas Company, or PGNiG, which conducted all oil and gas exploration and production in the country until Poland was opened to foreign exploration.  We believe political and capital constraints impaired PGNiG’s ability to explore and develop the Polish portion of the basin.

(2)           In the last 25 years, very little exploration focused on the Rotliegend has been conducted in Poland, except within the perimeter of our core Fences concession, first by PGNiG in its retained areas and in recent years by us and PGNiG, working together in our jointly owned prospect areas.

We have identified a core area consisting of approximately 852,000 gross acres surrounding PGNiG’s long-producing Radlin field.  This 390 Bcf Rotliegend gas field was discovered in the 1980s by our joint venture partner, PGNiG, which owns and produces gas from the field (we do not own an interest in this field, but see it as a geologic analog).  We have emphasized improved seismic data acquisition and processing in our exploration efforts surrounding this field, using technology developed by others for Rotliegend exploration in the Southern North Sea.

Since 2000, we have made commercially successful discoveries in eight of the 11 wells we have drilled on Rotliegend structural trap targets.  In the aggregate, these eight discoveries, which include the early 2011 Lisewo-1 discovery, found gross estimated proved reserves of approximately 137 Bcf of gas.  We have acquired three-dimensional, or 3-D, seismic data over several hundred square kilometers in the Fences concession and plan to acquire 3-D seismic data over more of that concession.  Using the data acquired to date, we have identified a number of possible structural traps.  We believe the 3-D seismic data gives us better definition of the targets and might reduce our drilling risk.  However, this is still exploration in an underexplored area.  Thus, we expect to drill some wells that do not establish production or reserves, just as we have done in the past.  Nonetheless, the extensive production history, well data, and seismic data available for the Fences area have contributed to our success rate there.  We plan to continue to direct a significant portion of our available funds to carry out a multi-year exploration, appraisal, and development drilling program in the Fences concession.  These operations are the focus of our strategy to increase production and reserves in our core area.

While maintaining our focus on the Rotliegend structural trap exploration model, we are also carrying out work to determine the tight gas potential in the Plawce structure located in the north of our Fences concession.  The Plawce horst was discovered in the 1970s and 1980s; wells found large gas columns in tight Rotliegend reservoirs.  Modern technology now allows the exploitation of these resources, which have significant potential.  We plan to drill an appraisal well on the Plawce structure in 2011.

We have identified several drill-ready prospects outside the Fences concession, in our Warsaw South and Kutno concessions.  These wells are higher risk and cost more than our Fences wells, but they are targeting greater resources.  In order to reduce our financial exposure to these high risk wells, we have recently executed farm-out agreements with industry participants.  These agreements may reduce our interest on these licenses in return for a partial carry on future exploration wells.  We plan to begin drilling on the Warsaw South and Kutno concessions in 2011.

Outside the abovementioned licenses, we have accumulated a large land position in known productive regions or geologic trends and in selected “rank wildcat” areas in Poland.  We have assembled a sophisticated technical team experienced with using modern exploration tools and generated a number of attractive oil and gas prospects.  We will continue our strategy of inviting industry participation in the early-stage drilling of these prospects to reduce our financial exposure in each well.  To the extent that our overall strategy results in substantial revenue growth, we plan to direct more of our own funds toward exploration of these early-stage exploration licenses.

Most of our current Polish operations are conducted in partnership with PGNiG.  PGNiG is a fully integrated oil and gas company that is largely owned by the Treasury of the Republic of Poland.  PGNiG is Poland’s principal domestic oil and gas exploration, production, transportation, and distribution entity.  Under our existing agreements, PGNiG has provided us with access to exploration opportunities, previously collected exploration data, and technical and operational support.  We also use geophysical and drilling services provided by PGNiG, and we sell most of our gas production to PGNiG.  We sell almost all of our gas production in Poland to PGNiG.

Key Personnel for Poland

Our chief technical advisor is Richard Hardman, CBE.  He also serves on our board of directors.  Mr. Hardman has built a career in international exploration over the past 50 years in the upstream oil and gas industry as a geologist in Libya, Kuwait, Colombia, and Norway.  In the United Kingdom, his career encompasses almost the whole of the exploration history of the North Sea – 1969 to the present.  With Amerada Hess from 1983 to 2002 as Exploration Director and later as Vice President of Exploration, he was responsible for key Amerada Hess North Sea and international discoveries, including the Valhall, Scott, and South Arne fields.  Mr. Hardman was made Commander of the British Empire in the New Year Honours, 1998, and has served as the Chairman of the Petroleum Society of Great Britain, President of the Geological Society of London, and President of the European Region of American Association of Petroleum Geologists Europe.

Jerzy Maciolek is a director of the Company and heads our exploration team as Vice President of International Exploration.  He joined the Company in 1995 specifically to lead us into Poland, where he had identified the exploration opportunity that today is our core asset.  Mr. Maciolek has over 25 years of experience as a geophysicist with PGNiG and Gulf Oil Research and as an independent consultant.  He received an M.S. in exploration geophysics from the Mining and Metallurgical Academy in Krakow, Poland.

Our Country Manager in Poland is Zbigniew Tatys, the former General Director of PGNiG’s Upstream Exploration and Production Division.  During his 20-year career with PGNiG, he rose through the ranks as a production engineer and was serving as Vice Chairman of PGNiG at the time of his retirement.  Mr. Tatys has unique qualifications to lead us through our transition from a pure exploration company to a natural gas and oil producer in Poland.

Our U.S. Presence

Unlike our position in Poland, our U.S. operation has not been the focus of our exploration efforts.  Our U.S. operations provide a modest amount of cash flow and are not capital intensive.  They consist mostly of shallow, oil-producing wells in the Cut Bank oil field of Montana.  As of December 31, 2010, our U.S. reserves (all of which were proved reserves) were estimated at 639,000 barrels of crude oil with a PV-10 Value of approximately $9.7 million.  At year-end 2010, U.S. reserves were approximately 9% of total proved reserves on a gas equivalent basis.  Our oil wells produce approximately 168 barrels of oil per day, net to our interest.  From our field office in Montana, we also provide oilfield services, which provided approximately $2.1 million in revenue during 2010.

Recently, U.S. and Canadian oil and gas operators have been drilling for oil in the Bakken and Three Forks formations in the Williston Basin in Montana and in Alberta, Canada.  The Bakken (also known in Canada as the Exshaw) and related formations are the focus of a growing trend of testing oil potential with multistage fracturing of horizontal wells.  Newfield Exploration Co. (NFX) and Rosetta Resources, Inc. (ROSE), are two of the more active companies among a number operating near our Cut Bank field in northern Montana.  We plan to reenter and deepen several of our existing Cut Bank field wells to take core samples from the Bakken and related formations for laboratory testing during the summer of 2011 and may drill one or more wells in the second half of this year, subject to positive laboratory results.  We are also discussing the Bakken play with other companies in the area with a view to possibly investigating the Bakken potential over a broader area.

Exploration, Development, and Production Activities

Polish Exploration Rights

As of December 31, 2010, we held oil and gas exploration rights in Poland in a number of separately designated project areas encompassing approximately 4.6 million gross acres.  We are currently the operator in all areas, except our 852,000 gross-acre core Fences project area, in which we hold a 49% interest in approximately 807,000 acres and a 24.5% interest in the remaining 45,000 acres.  PGNiG is the operator in the Fences project area.  We hold interests in approximately 4.0 million net acres throughout Poland.

As we build revenues in our core area and further explore and evaluate our acreage in Poland, we expect to increase the operational and financial efforts we expend outside our core area.  As we do so, we may add new concessions that we believe have high potential and relinquish acreage that we believe has lower potential.  See “Wells and Acreage” below for further information.

Exploratory Activities in Poland

Our ongoing activities in Poland are conducted in several project areas: Fences, Block 287, Warsaw South, Kutno, Northwest, Edge, Block 229, and Block 246.  Our drilling activities have been focused primarily on the core Fences area.  We have focused on this core area because substantial gas reserves have already been discovered and developed by PGNiG.  We and PGNiG have discovered proved gas reserves of over 137 Bcf gross (59 Bcf net to our interest) in eight commercial wells in the Fences area as of the date of this report.  We have concluded that there is likely to be substantial additional natural gas in the same geologic horizon in this area.  We are selling gas from wells located in the Fences area and Block 287.

We plan to begin drilling on the Warsaw South and Kutno concessions in 2011.  These wells will be targeting greater resources, but will be higher risk than our Fences wells.  To help mitigate the financial risk from drilling these wells, we have executed farm-out agreements with industry participants.

We are developing longer-term exploration prospects in the remaining project areas.

Fences Area

The Fences concession area encompasses 852,000 gross acres (3,450 sq. km.) in western Poland’s Permian Basin.  PGNiG gas fields located in the Fences area are “fenced off” or excluded from our exploration acreage.  These fields, discovered by PGNiG between 1974 and 1985, produce from structural traps in the Rotliegend sandstone.  We hold a 49% interest in approximately 807,000 acres and a 24.5% interest in the remaining 45,000 acres in the Fences area for 406,000 total net acres.

The Rotliegend is the primary target horizon throughout most of the Fences concession area, at depths from approximately 2,500 to 4,000 meters.  Both structural traps and stratigraphic (“pinch-out”) traps are known to produce gas from the Rotliegend in the region.  In addition, we have identified what appear to be carbonates in the Zechstein formation, a third type of trap that is known to produce both oil and gas in the region.

Fences Area: Structural Traps

Based on our drilling experience since 2000 in the Fences area, we have emphasized the use of seismic acquisition, processing, and interpretation techniques that have been used successfully in the Rotliegend gas fields of the United Kingdom’s offshore Southern Gas Basin.  With Rotliegend structures as our target and using improved seismic data processing and acquisition techniques, we have drilled 11 wells targeting Rotliegend structures through the date of this filing.  Eight of these wells are commercial, with aggregate remaining proved gas reserves of over 112 Bcf gross (51 Bcf net to our interest) as of December 31, 2010, including proved reserves from the Lisewo-1 well, which was completed subsequent to year-end 2010.

Three of these wells have been in production from 2009 or earlier.  A newly constructed production facility has been completed for the Kromolice-1, Sroda-4, and Kromolice-2, or KSK, wells.  One of the KSK wells began production during late December 2010.  We expect production from the other two KSK wells to begin during the second quarter of 2011.  By the second half of this year, we expect the KSK wells to collectively produce approximately 14 MMcfd of gas (6.9 MMcfd net to us).  Our Winna Gora well is expected to begin producing in the first half of 2012.  Our recent Lisewo-1 discovery should begin production in mid-2013.  Those wells that are currently in production are producing under the required production licenses obtained by PGNiG in its capacity as operator or under the two-year period of test production that is permitted under the exploration concession.

Finally, in the northernmost part of our Fences concession and lying within the area covered by our recently acquired 3-D seismic data, we have identified a very large upthrown block, or horst, of Rotliegend sandstone that encompasses approximately 50 square kilometers, or 12,000 acres.  One well, the 1984 Plawce-1, was drilled by PGNiG on this Rotliegend block within what is now our Fences concession.  Six other wells have been drilled by others (four of these more than 20 years ago) in this horst block north of our concession boundary.  All six of these wells had substantial gas columns, and all but the most recent two wells were plugged due to relatively tight reservoir rocks.  The newest well, the Trzek-2, located about 12 kilometers north of our concession, was drilled by another firm in 2010 and 2011 and reportedly tested gas at a rate 17 MMcfd on a short-term test, after high-pressure, hydraulic fracturing along a 1,350 meter horizontal wellbore.  Prior to that, the Trzek-1 well, located about six kilometers north of our concession and drilled by the same firm, reportedly tested gas at rates between 2.5 and 7.5 MMcfd after high-pressure, hydraulic fracturing from a vertical wellbore.  We are continuing to evaluate our data and are working with PGNiG on a plan to appraise and explore the gas resource in the Plawce area.  We expect to start drilling a well here in the second quarter of 2011.

Block 287 Concession Area

The Block 287 concession area is 13,000 acres (52 sq. km.) located approximately 25 miles south of the Fences concession area.  We own 100% of the exploration rights.  We retained this small portion of Block 287 when we relinquished larger portions in 2007 and 2008.

Within our retained acreage in Block 287, there are three Rotliegend gas wells known as the Grabowka wells.  Originally drilled by PGNiG in 1983-85, these three wells tested gas but never produced commercially.  In early 2007, we entered into a joint venture agreement with an unrelated party, PL Energia S.A., headquartered in Krzywoploty, Poland, under which all costs of reentering and completing the three Grabowka wells and building production facilities would be paid by our joint venture partner in exchange for discounted pricing on gas.  To date, we have reentered only the Grabowka-12 well, which has been producing since July 2009 at an average daily rate of approximately 0.5 MMcfd.

Warsaw South Concession Area

We hold a 100% interest in a total of 638,000 acres (2,581 sq. km.) in east-central Poland that we acquired in 2007.  We also hold an 82% interest in 236,000 acres in the same project area.  The Warsaw South concession has several exploration leads, including carboniferous sands and shales with structural or truncation trapping and possibly Zechstein reefs trapped by overlying evaporites and salt.  Our technical group has reviewed the geological and geophysical data from the area and identified a dozen carboniferous leads and two possible Zechstein reef targets.  We are currently acquiring two-dimensional, or 2-D, seismic data over some of these leads and plan to drill two wells in the Warsaw South concession area in 2011.

In December 2010, we entered into a letter of intent with PGNiG under which it may acquire a 49% interest in the Warsaw South concession area in exchange for paying for some of the early-stage exploration work.  We will continue as operator.

Kutno Concession Area

We hold a 100% interest in 706,000 gross acres (2,856 sq. km.) acquired in 2007 and 2008.  The area encompasses a Rotliegend mega-structure (“Kutno”) with projected four-way dip closure.  Depth of the structure is estimated at approximately 6,500 meters (21,000 feet).  In view of the depth and cost, we determined to seek industry participation to bear initial exploration costs.  In 2010, we entered into agreements under which two other companies agreed to provide most of the drilling costs of a test well in order for them together to earn a 75% interest in the area.  We will retain operations and expect to begin drilling a test well on the Kutno structure in 2011.

Northwest Concession Area

We hold concessions on 828,000 acres in west-central Poland, in Poland’s Permian Basin directly north of PGNiG’s BMB and MLG oil and gas fields.  The Northwest concession area has at least two separate possible exploration models: Rotliegend sands trapping gas in structural closures and Zechstein calcium-rich, Ca2 dolomitic sands, reefs, and talus trapping oil and gas.

Based on our review of reprocessed old and newly acquired 2-D seismic data, we drilled the Ostrowiec well in the Northwest concession in 2009 to test a Ca2 target at a depth of 3,800 meters and a Rotliegend target at a depth of 4,100 meters.  The well did not encounter commercial hydrocarbons in the Ca2 target and was plugged before reaching target depth for the Rotliegend.  The well was operated and owned 51% by us.  PGNiG paid 100% of the cost to drill the well.  As a result, PGNiG holds a 49% interest in 211,000 acres; we hold a 51% interest in that acreage and a 100% interest in the remaining 617,000 acres.

We may seek industry participation on the remaining blocks, while continuing to carry out preliminary exploration work on our own.

Edge Concession Area

In 2008, we acquired a 100% interest in four concessions in north-central Poland covering approximately 881,000 acres (3,567 sq. km.).  Having reprocessed existing 2-D seismic data, we identified a number of leads, including several Permian age Ca2 reefs and a large Devonian structure.  We plan to acquire additional 2-D seismic data this year over two of these leads to select possible drilling locations.  We may seek industry participation in the drilling of wells in this concession area.

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

Block 246 Concession Area

In 2008, we acquired a 100% interest in a concession south of our Fences project area covering approximately 241,000 acres (975 sq. km.).  We have identified an area with potential for Rotliegend gas and a different area with potential for calcium-rich, Ca1 reef build-ups where the Koscian field trend may extend into Block 246.  We plan to seek industry participation while continuing to carry out early-stage exploration work on our own.

Additional Concession Acreage

We may apply for more concession blocks in Poland in 2011.  If we acquire more concession blocks, we will allocate modest technical and financial resources to these areas during 2011, primarily in the form of data collection and seismic reprocessing, with a view to ascertaining relative hydrocarbon potential and exploration risk.

Activities and Assets in the United States

We produce oil from approximately 10,732 gross (10,418 net) acres in Montana and 400 gross (128 net) acres in Nevada.

Montana

We did not drill any wells in Montana during 2010.  We are evaluating plans for drilling in Montana during 2011.  During 2011, we plan to deepen several wells in our 10,000 acre Cut Bank field to take core samples from the Bakken and related formations for laboratory testing.  We sell all of our Montana production, which constitutes over 94% of our total oil production, to Cenex, a regional refiner and marketer.  We are in discussions with other oil and gas companies with a view to possibly investigating the Bakken potential over a broader area.

Nevada

We did not drill any wells in Nevada during 2010 and have no plans for drilling there during 2011.

Segment Information

Further information concerning our financial and geographic segments can be found in the notes to the consolidated financial statements included in this report.

Available Information

We make available, free of charge, on our website (www.fxenergy.com), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission.  We also make these materials available, free of charge, by contacting our main office in Salt Lake City, Utah at (801) 486-5555.  Information on our website is not incorporated by reference in this report.

ITEM 1A. RISK FACTORS

Our business is subject to a number of material risks, including the following factors related directly and indirectly to our business activities in the United States and Poland.

Risks Relating to our Business

Our long-term success depends largely on our discovery and production of economic quantities of gas or oil in Poland.

We anticipate that our production will increase in 2011 as previously drilled wells are placed into production and that we will generate revenues in excess of direct lease operating costs as well as anticipated general and administrative costs.  However, these revenues will not be sufficient to cover all of our planned exploration and development costs.  Accordingly, we will continue to rely on existing working capital, borrowings under our expanded credit facility, additional funds obtained from the sale of equity securities and other external sources, and industry partners to cover these costs.  If we are unable to obtain the funds that we seek from these sources for our expanded and accelerated exploration and development plans, we may be required to reduce our capital expenditures.

Fluctuations in global oil and gas prices impact the price we receive for gas in Poland.

The prices at which we sell gas in Poland to PGNiG are determined pursuant to published tariffs for gas sold to wholesale consumers.  Such tariffs are determined, in part, by reference to the cost of Russian imported gas, which is priced based, in part, on trailing, historical oil prices.  The trailing impact of lower oil prices may have a depressing effect on such tariffs, and so may reduce the price that we receive for our gas from PGNiG.  Conversely, because the tariffs are determined, in part, by trailing prices, increases in oil prices may result in higher tariffs for the gas we sell in Poland.

We may incur additional losses due to exchange-rate fluctuations.

Continuing fluctuations in the rates at which U.S. dollars are exchanged into Polish zlotys may result in exchange-rate losses.  We are subject to exchange-rate fluctuations as we transfer dollar-denominated funds from the United States to Poland for exploration and development and receive payment for the gas we sell in Poland in zlotys.  As the U.S. dollar strengthens relative to the zloty, our U.S. dollar-denominated revenue received in Polish zlotys declines; conversely, when the U.S. dollar weakens relative to the zloty, our U.S. dollar-denominated revenue received in Polish zlotys increases.  Should exchange rates in effect during early 2011 continue throughout the year, we expect the exchange rates to have a slightly positive impact on our U.S. dollar-denominated revenues in 2011 compared to 2010, but a corresponding negative impact on the U.S. dollar cost of our capital expenditures in Poland.

We have limited control over our exploration and development activities in Poland.

Our partner, PGNiG, holds the majority interest and is operator of our Fences project area, where our principal production and reserves are located.  As a paying partner, we rely to a significant extent on the financial capabilities of PGNiG.  If PGNiG were to fail to perform its obligations under contracts with us, it would most likely have a material adverse effect on our business, financial condition, and results of operations.  In particular, we have prepared our exploration budget through 2011 and beyond based on the participation of, and funding to be provided by, PGNiG.  Although we have rights to participate in exploration and development activities on some PGNiG-controlled acreage, we have limited rights to initiate such activities, which might slow the pace at which we might like to advance our exploration and development efforts if we had full funding.  Similarly, as operator, PGNiG controls the level of production as well as other day-to-day operating details.  Further, we have no direct interest in some of the underlying agreements, licenses, and grants from the Polish agencies governing the exploration, exploitation, development, or production of acreage controlled by PGNiG.  Thus, our program in Poland involving PGNiG-controlled acreage would be adversely affected if PGNiG should elect not to pursue activities on such acreage, if the relationship between us and PGNiG should deteriorate or terminate, or if PGNiG or the governmental agencies should fail to fulfill the requirements of, or elect to terminate, such agreements, licenses, or grants.  In our Kutno, Warsaw South, and Block 287 areas, we are dependent on the financial ability of other industry participants to pay the costs of agreed exploration activities.  We may undertake this work at our own cost or seek replacement industry participants if one or more of these third parties fail to pay these costs.

We cannot assure the exploration models we are using in Poland will lead to finding gas or oil in Poland.

We cannot assure the exploration models we and PGNiG develop will provide a useful or effective guide for selecting exploration prospects and drilling targets.  We continually review and revise or replace these exploration models as a guide to further exploration based on ongoing drilling results.  These exploration models are typically based on incomplete or unconfirmed data and theories that have not been fully tested.  The seismic data, other technologies, and the study of producing fields in the area do not enable us to know conclusively prior to drilling that gas or oil will be present in commercial quantities.  The fact that some prospects may appear to have similar geological or geophysical subsurface features or may be located near previous wells cannot assure that such prospects are in fact similar or that drilling results will be comparable.  Every prospect is unique and must be evaluated individually.  We cannot assure that the analogies that we draw from available data from other wells, fully explored prospects, or producing fields will be applicable to our drilling prospects or will enable us to forecast accurately drilling results.

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

Our estimates of proved and probable oil and gas reserves are subject to various risks and uncertainties and include voluntarily disclosed information regarding probable reserves.

Our estimates of oil and gas reserves are based on various assumptions and estimates and are very complex and interpretative, as there are numerous uncertainties inherent in estimating quantities and values of proved and probable reserves, projecting future sales of production, and the timing and amount of development expenditures.  Many of these factors are beyond our control.  Our proved and probable reserve estimates are subject to continuing revisions as additional information becomes available or assumptions change.  Although they rely in part on objective information, engineering evaluations of oil and gas reservoirs are essentially subjective processes of estimating the size and recoverability of underground accumulations of oil and gas that cannot be measured in any exact manner.  The actual production that we obtain from our oil and gas properties may vary substantially from the factors and assumptions that have been used in completing these estimates, including:

•	the geological, geophysical, and engineering characteristics of the underground reservoir;

•	known production from other properties that we believe are analogs to our own wells;

•	the assumed effects of regulatory requirements and government payments;

•	the costs of the construction of production facilities and pipeline connections and the timing of completing those facilities;

•	production and other operating policies and practices of PGNiG, the operator of most of our productive wells;

•	the effect of certain terms that could be changed in the future, including gas and oil exploitation fees, royalty rates, and similar items; and

•	market prices and demand for the oil and gas we produce.

In accordance with Securities and Exchange Commission’s revisions to the rules for estimating oil and gas reserves that we adopted effective December 31, 2009, our reserve estimates are based on 12-month average prices, rather than year-end prices.  The application of these rules resulted in the use of lower prices for estimating reserves as of December 31, 2009 and 2010, than under the previous rules.  Furthermore, as permitted by the revised rules, our estimates of probable reserves as of December 31, 2009 and 2010, are calculated using probabilistic, as distinguished from deterministic, methods used in estimating proved reserves.  The larger quantity of proved plus probable reserves, as compared to proved reserves only, is attributable largely to using a less certain interpretation of reservoir size and a higher recovery factor in estimating probable reserves that reduces the likelihood of the actual recovery of probable reserves.  For example, probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion.  Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir.  Probable reserves estimates also include potential incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than assumed for proved reserves.  Such uncertainties preclude the reserves at issue from being classified as proved.

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

We have had some exploration failures in Poland.

Since 1995 and through early 2011, we have participated in drilling 30 exploratory wells in Poland, including nine commercial discoveries (Wilga 2, Kleka 11, Zaniemysl-3, Sroda-4, Winna Gora-1, Roszkow-1, Kromolice-1, Kromolice-2, and Lisewo-1), and 21 noncommercial wells.  Of our nine commercial successes in Poland, we were producing gas at our Roszkow-1, Zaniemysl-3, and Sroda-4 wells as of December 31, 2010.  Our Wilga 2 and Kleka 11 wells have been fully exploited and no longer produce.  Production from the four other commercial discoveries will not commence until requisite permits are obtained and production facilities are constructed.

We may not achieve the results anticipated in placing our current or future discoveries into production.

We may encounter delays in commencing the production and sale of gas in Poland, including our recent gas discoveries and other possible future discoveries.  We may face delays in obtaining rights-of-way to connect to the PGNiG pipeline system, construction permits, and materials and contractors; signing gas or oil purchase/sales contracts; receiving commitments for required capital expenditures by PGNiG; and other factors.  Such delays could correspondingly postpone the commencement of cash flow and may require us to obtain additional short-term financing pending commencement of production.  Further, we may design and construct surface and pipeline facilities to accommodate anticipated production from additional drilling.  We cannot assure that additional drilling will establish additional reserves or production that will provide an economic return for expenditures for facilities.  We may have to change our anticipated expenditures if costs of placing a particular discovery into production are higher, if the project is smaller, or if the commencement of production takes longer than expected.

We have a history of operating losses and may require additional capital in the future to fund our operations.

From our inception in January 1989 through December 31, 2010, we have incurred cumulative net losses of approximately $161 million.  Our exploration and production activities may continue to result in net losses through 2011 and possibly beyond, depending on whether our activities in Poland and the United States are successful and result in sufficient revenues to cover related operating expenses.

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

We may not fulfill our work commitments on the exploration rights we hold in Poland.

We are subject to certain work commitments respecting various exploration concessions that must be satisfied in order to maintain our interest in those concessions.  These work commitments must be satisfied in order to maintain our interest in those concessions.  We cannot assure that we will be granted any requested changes to usufruct and concession agreements that either modify the obligations to reduce our commitments or extend the terms of those agreements.  Our exploration budget and related activities are not focused specifically or primarily on meeting these work commitments.  We may not be able to retain any concession rights on areas for which we do not timely complete required work commitments.

The loss of key personnel could have an adverse impact on our operations.

We rely on our officers, key employees, and consultants and their expertise, particularly David N. Pierce, President and Chief Executive Officer; Thomas B. Lovejoy, Chairman of the Board and Executive Vice President; Andrew W. Pierce, Vice President-Operations; Jerzy B. Maciolek, Vice President-Exploration; Zbigniew Tatys, Poland Country Manager; and Richard Hardman, Director and Chairman of our Technical and Advisory Panel.  The loss of the services of any of these individuals may materially and adversely affect us.  Although we have entered into employment agreements with our key executives, we may not be able to retain such key executives.  We do not maintain key-man insurance on any of our employees.

Substantially all of the oil and gas currently produced in Poland is sold to PGNiG or its affiliates.

We currently sell substantially all of the oil and gas we produce in Poland to PGNiG or one of its affiliates.  If PGNiG were to fail to perform its obligations under contracts with us, it would most likely have a material adverse effect on us.  The market for the sale of gas in Poland is open to competition, but there are not yet many market participants.  While our contracts provide us with the ability to market gas to other purchasers, including those outside of Poland, we do not expect to have the opportunity to diversify our gas markets in the foreseeable future.

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

Our oil and gas drilling and production operations are subject to hazards incidental to the industry.  These hazards include blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, releases of toxic gas, and other environmental hazards and risks.  These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations.  To lessen the effects of these hazards, we maintain insurance of various types to cover our domestic and international operations.  We cannot assure that the insurance policies carried by us or by PGNiG, as operator of the Fences area, can continue to be obtained on reasonable terms.  While we do carry limited third-party liability and all-risk insurance in Poland, we do not plan to purchase well control insurance on wells we drill in the Fences project area and may elect not to purchase such insurance on wells drilled in other areas in Poland as well.  The current level of insurance does not cover all of the risks involved in oil and gas exploration, drilling, and production.  Where additional insurance coverage does exist, the amount of coverage may not be sufficient to pay the full amount of such liabilities.  We may not be insured against all losses or liabilities that may arise from all hazards because such insurance is unavailable at economic rates, because of limitations on existing insurance coverage, or other factors.  For example, we do not maintain insurance against risks related to violations of environmental laws.  We would be adversely affected by a significant adverse event that is not fully covered by insurance.  Further, we cannot assure that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

Our operations are subject to various litigation that could have an adverse effect on our business.

From time to time we are a defendant in various litigation matters.  The nature of our operations exposes us to further possible litigation claims in the future.  There is risk that any matter in litigation could be adversely decided against us regardless of our belief, opinion, and position, which could have a material adverse effect on our financial condition and results of operations.  Litigation is highly costly and the costs associated with defending litigation could also have a material adverse effect on our financial condition.

We face competition from larger oil and gas companies, which could result in adverse effects on our business.

The exploration and production business is highly competitive.  Many of our competitors have substantially larger financial resources, staffs, and facilities.  Our competitors in Poland and the United States include numerous major oil and gas exploration and production companies.

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

We may incur significant costs related to environmental matters.

As an owner or lessee and operator of oil and gas properties in the United States, we are subject to various federal, tribal, state, local, and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment.  These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, and require suspension or cessation of operations in affected areas.  Our efforts to limit our exposure to such liability and cost may prove inadequate and result in a significant adverse effect on our results of operations.  In addition, it is possible that the increasingly strict requirements imposed by environmental laws and enforcement policies could require us to make significant capital expenditures.  Such capital expenditures could adversely impact our cash flows and our financial condition.

Our United States operations are subject to governmental risks that may impact our operations.

Our United States operations have been, and at times in the future may be, affected by political developments and by federal, state, tribal, and local laws and regulations such as restrictions on production, changes in taxes, royalties, and other amounts payable to governments or governmental agencies, price or gathering rate controls, and environmental protection laws and regulations.  New political developments, laws, and regulations may adversely impact our results on operations.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could make it more difficult or costly for us to explore and produce from the Bakken shale in our Montana properties.

We may test the oil potential of the Bakken, Three Forks, and related shale formations underlying our Cut Bank field in Montana with multistage hydraulic fracturing of horizontal wells.  Hydraulic fracturing is a practice used to enhance oil and natural gas production.  The process involves the injection of fluids, typically water, sand, and chemical additives, under pressure into a well in order to create fractures in the surrounding rock and stimulate production from the reservoir to the wellbore.  Hydraulic fracturing may prove to be the primary production method used to economically produce natural gas and oil from the Bakken/Three Forks formations.  The process of hydraulic fracturing has typically been regulated by state oil and natural gas regulators but has not been subject to federal oversight or regulation.  However, the United States Congress is currently considering bills that would eliminate an existing exemption under the Safe Drinking Water Act and subject hydraulic fracturing to federal regulation.  Moreover, the U.S. Environmental Protection Agency has begun a study of the potential environmental impacts of hydraulic fracturing, and a committee of the U.S. House of Representatives is also conducting a study of the chemicals used in the fracturing process.  Additionally, some states have adopted, and Montana might consider adopting, conditions, restrictions, and regulations that could prohibit hydraulic fracturing under certain circumstances.

If new federal or Montana state laws or regulations are adopted that significantly restrict hydraulic fracturing, such restrictions could make it more difficult or costly for us to perform hydraulic fracturing.  In addition, if federal or Montana state authorities regulate hydraulic fracturing, exploration and production activities that involve hydraulic fracturing could be subject to new regulatory regimes and additional permitting requirements that involve permitting delays and potential increases in costs.  Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.  Such new legislation or regulation could lead to operational delays or increased operating costs and could result in additional burdens that could increase the costs and delay the development of unconventional oil and natural gas resources from shale formations that are not commercial without the use of hydraulic fracturing.  This could limit the potential upside of any activities we undertake with respect to shale plays in Montana.

Risks Relating to Conducting Business in Poland

A substantial amount of our revenues are attributable to our operations in Poland.

Any disruption in production, development, or our ability to produce and sell oil in Poland would have a material adverse effect on our results of operations or reduce future revenues.

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

•	possible changes to the laws, regulations, and policies applicable to our partners and us or the oil and gas industry in Poland in general;

•	uncertainties as to whether the laws and regulations will be applicable in any particular circumstance;

•	uncertainties as to whether we will be able to enforce our rights in Poland;

•
uncertainty as to whether we will be able to demonstrate, to the satisfaction of the Polish authorities, PGNiG’s and our compliance with governmental requirements respecting exploration expenditures, results of exploration, environmental protection matters, and other factors;

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

Our operations are concentrated in Poland such that any impediment to these operations would have a material adverse effect on our business, financial condition, and results of operations.

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

Neither our partners nor we can assure that we have complied with all applicable laws and regulations in drilling wells, acquiring seismic data, or completing other activities in Poland to date.  The Polish government may adopt more restrictive regulations or administrative policies or practices.  The cost of compliance with current regulations or any changes in environmental regulations could require significant expenditures.  Further, breaches of such regulations may result in the imposition of fines and penalties, any of which may be material.  These environmental costs could have an adverse effect on our financial condition, results of operations, or cash flows in the future.

Privatization/Nationalization of PGNiG could affect our relationship and future opportunities in Poland.

Our activities in Poland have benefited from our relationship with PGNiG, which has provided us with exploration acreage, seismic data, and production data under our agreements.  The Polish government commenced the privatization of PGNiG by selling PGNiG’s refining assets in the mid-90s and by successfully completing an initial public offering of approximately 15% of its stock.  Complete privatization or a re-nationalization of PGNiG may result in new policies, strategies, or ownership that could adversely affect our existing relationship and agreements, as well as the availability of opportunities with PGNiG in the future.

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

The interests that we hold in concessions and usufructs owned in the name of PGNiG may be jeopardized or lost, and we may not be able to obtain new concessions, without compensation to us, in the event of PGNiG’s bankruptcy, persistent breaches of laws such as environmental requirements, winding up, or other circumstances.

The Poland Ministry of the Environment, which administers the Geologic and Mining Law, has the authority to terminate concessions and usufructs in the name of PGNiG and in which we have a fractional undivided interest if PGNiG is declared bankrupt, persistently violates environmental regulations or other laws, is wound up, rescinds the concession, or otherwise breaches material usufruct or concession terms.  There can be no assurance that PGNiG’s current 72.5% government ownership will continue or that the Poland government will in any circumstance intervene to prevent PGNiG’s insolvency or bankruptcy.  We may not be able to implement effective measures to preserve and protect our property interests by curing any concession or usufruct default by PGNiG, assuring fair compensation in the event of any such loss, or implementing new legal strategies that would insulate our interests from loss due to PGNiG’s actions or condition.

The Polish Ministry of the Environment has the authority to terminate the mining usufruct agreements with immediate effect and may impose a contractual penalty in the amount of 25% of the fee due under the mining agreement if we do not comply with the terms and obligations indicated in such agreements.

Pursuant to the Polish Geological and Mining Law, a mining usufruct is the right to carry out work connected with the prospecting and exploration for or the extraction of gas.  A mining usufruct is established based on an agreement concluded with the Polish State Treasury, in that case represented by the Polish Ministry of the Environment.  The Polish Ministry of the Environment has the authority to terminate a mining usufruct agreement with immediate effect and may impose on us a contractual penalty in the amount of 25% of the fee due under the mining usufruct agreement if we fail to comply with the terms and obligations indicated in such agreement, in particular with the obligation to pay the fee due under the agreement.  We cannot ensure that we have complied and will comply in the future with all the terms and obligations imposed on us under the mining usufruct agreements.  The loss of the usufruct rights under the mining usufruct agreements would have a material adverse effect on our business, financial condition, and results of operations.

Our operations in Poland require our compliance with the Foreign Corrupt Practices Act.

We must conduct our activities in or related to Poland in compliance with the United States Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws that generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business.  Enforcement officials interpret the FCPA’s prohibition on improper payments to government officials to apply to officials of state-owned enterprises such as PGNiG, our principal partner in Poland.  While our employees and agents are required to acknowledge and comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics.  The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, reputation, and results of operations.

Risks Related to our Common Stock

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

We have a stockholder rights plan that may have the effect of discouraging unsolicited takeover proposals.  The rights issued under the stockholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors.  In addition, our articles of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that our stockholders may consider to be in their best interests that include:

•	members of the board of directors are elected and retire in rotation; and

•	the ability of the board of directors to designate the terms of, and to issue new series of, preferred shares.

Together, these provisions and our stockholder rights plan may discourage transactions that otherwise could involve payment to our stockholders of a premium over prevailing market prices for our common shares.

Our common stock price has been and may continue to be extremely volatile.

Our common stock has traded as low as $2.85 and as high as $12.20 during intraday trading between January 1, 2010, and the date of this report.  Some of the factors leading to this volatility include:

•	the outcome of individual wells or the timing of exploration efforts in Poland;

•	the potential sale by us of newly issued common stock to raise capital;

•	price and volume fluctuations in the general securities markets that are unrelated to our results of operations;

•	the investment community’s view of companies with assets and operations outside the United States in general and in Poland in particular;

•	actions or announcements by PGNiG that may affect us;

•	announced drilling or other exploration results by others in or near the areas of our activities;

•	turmoil in the financial sector that may impact our revolving credit facility;

•	prevailing world prices for oil and gas;

•	the potential of our current and planned activities in Poland; and

•	changes in stock market analysts’ recommendations regarding us, other oil and gas companies, or the oil and gas industry in general.

Exploration failures or changes in the regulatory environment in Poland may adversely affect the trading prices for our common stock.

Current rules may make it difficult for us to obtain a stockholder meeting quorum required for a valid meeting to elect directors and transact other business.

Current New York Stock Exchange rules prohibit brokerage firms and other institutions holding stock of record in their name for the benefit of others from voting such shares for the election of directors and other nonroutine matters without specific voting instructions from beneficial owners.  As a result, brokerage firms and other institutions may not return sufficient proxies to constitute a quorum if the beneficial owners of such shares do not provide instructions.  Even if a quorum is obtained, these recently adopted provisions may reduce substantially the number of votes cast for the election of directors, which may result in the failure to elect one or more directors.  Notwithstanding the failure to elect directors at the annual meeting, such directors may hold-over and continue to serve until their successors are elected at a subsequent meeting.  If this were to occur, the board would include directors not recently elected by the stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Proved Reserves Disclosures

Securities and Exchange Commission Modernization of Oil and Gas Reserves Reporting

On December 31, 2009, we adopted the Securities and Exchange Commission’s rule revisions designed to modernize the oil and gas company reserves reporting requirements.  The most significant amendments to the requirements included the following:

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

Effect of Adoption

Application of the current rules resulted in the use of lower prices at December 31, 2009 and 2010, for both oil and gas than would have resulted under the previous rules.  Use of 12-month average pricing at December 31, 2009, as required by the current rules, resulted in a decrease in proved developed oil reserves of approximately 1.0 MMcfe in 2009.  Changes in the proved undeveloped reserves rules had no impact on our reserve quantities, as we do not include any reserves for undrilled locations.

Internal Controls over Reserves Estimates

Our policies regarding internal controls over the recording of reserves estimates require reserves to be in compliance with the Securities and Exchange Commission’s definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles.  Responsibility for compliance in reserves bookings is delegated to our operations and finance staff, who submit technical and financial data to third-party engineering firms.

Estimates of our proved and probable Polish reserves were calculated by RPS Energy, an independent engineering firm in the United Kingdom.  Estimates of our proved domestic reserves were calculated by Hohn Engineering, an independent engineering firm in Billings, Montana.  The technical personnel responsible for calculating the reserve estimates at both RPS Energy and Hohn Engineering meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.  Both RPS Energy and Hohn Engineering are independent firms of petroleum engineers, geologists, geophysicists, and petrophysicists; they do not own an interest in our properties and are not employed on a contingent fee basis.

Proved and Probable Reserves

Proved reserves are estimated quantities of oil and gas that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward and recoverable in future years from known reservoirs, and under existing economic conditions, operating methods, and governmental regulations, prior to the expiration of the contracts providing the right to operate, unless evidence indicates that renewal is reasonably certain.  Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods, or in which the cost of the required equipment is relatively minor compared to the cost of a new well, and through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.  Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.  Proved undeveloped reserves on undrilled acreage are limited: (i) to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances; and (ii) to other undrilled locations if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time.

Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.  When deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves.  When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates.  Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion.  Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir.  Probable reserves estimates also include potential incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than assumed for proved reserves.

We emphasize that the volume of reserves are estimates that by their nature are subject to revision.  The estimates are made using geological and reservoir data, as well as production performance data.  These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.  These reserve revisions result primarily from improved or a decline in performance from a variety of sources such as an addition to or a reduction in recoveries below or above previously established lowest known hydrocarbon levels, improved or a decline in drainage from natural drive mechanisms, and the realization of improved or declined drainage areas.  If the estimates of proved reserves were to decline, the rate at which we record depletion expense would increase.

Proved Undeveloped Reserves

As of December 31, 2010, our proved undeveloped reserves totaled 8.3 Bcf of natural gas.  All of our proved undeveloped reserves are located in Poland, and all are associated with wells that have been drilled, tested, and completed for production.  We do not have any proved undeveloped reserves attributable to undrilled locations.  These reserves are classified as proved undeveloped because relatively major expenditures are required for the completion of production facilities, which includes the construction of pipelines to connect the wells to the existing pipeline in order to fully develop the reserves and commence production.  The development of such undeveloped reserves is not dependent on additional drilling on undrilled acreage.  All development activities will be completed within five years of reserve bookings.

Changes in Proved Undeveloped Reserves

Reserves of 19.2 Bcf associated with our KSK wells were converted from undeveloped reserves at December 31, 2009, to developed reserves at December 31, 2010, as a result of the completion of production facilities for those wells during the year.

Development Costs

Costs incurred relating to the development of proved undeveloped reserves were approximately $4.7 million in 2010, all of which were attributable to the construction of production facilities at our KSK wells.

Estimated future development costs relating to the development of proved undeveloped reserves are projected to be approximately $6.9 million in 2011.  The estimated development costs are for the cost of facilities construction at our KSK wells that carried over year-end and our Winna Gora production facilities and not for the drilling of development wells.

For more information see the following:

•	Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Proved Reserves, for a discussion of changes in proved reserves;

•
Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Oil and Gas Reserves, for further discussion of our reserves estimation process; and

•
Item 8, Financial Statements and Supplementary Data – Supplementary Oil and Gas Information (Unaudited), for additional information regarding estimates of crude oil and natural gas reserves, including estimates of proved, proved developed, and proved undeveloped reserves, the standardized measure of discounted future net cash flows, and the changes in the standardized measure of discounted future net cash flows.

Other Reserves Information

Since January 1, 2010, no crude oil or natural gas reserves information has been filed with, or included in any report to, any other federal authority or agency.

Reserve Volumes and Values

The following table sets forth our estimated proved developed, proved undeveloped, and probable reserves volumes as of December 31, 2010:

	United States	Poland	Total
	MBbls	MMcf	MMcfe
Proved developed reserves	639	31,683	35,517
Proved undeveloped reserves	--	8,276	8,276
Total proved reserves	639	39,959	43,793
Probable reserves	--	43,310	43,310
Total proved plus probable reserves	639	83,269	87,103

The following table sets forth the estimated PV-10 Value of our proved plus probable reserves as of December 31, 2010:

	Total Net	PV-10
	Reserves	Value
	(MMcfe)	(In thousands)
Proved	43,793	$127,337
Probable	43,310	79,080
Total Proved and Probable	87,103	$206,417

The following tables illustrate the effect of combining our reserves and the estimated PV-10 Value of our reserves as of December 31, 2010, with the reserves and PV-10 Value from our early 2011 Lisewo-1 discovery:

Reserve Volumes (MMcfe)	Year-end	Lisewo-1	Adjusted
	2010	Well(1)	Total(1)
Total proved reserves	43,793	12,734	56,527
Probable reserves	43,310	5,005	48,315
Total proved plus probable reserves	87,103	17,739	104,842

PV-10 Value (thousands)	Year-end	Lisewo-1	Adjusted
	2010	Well(1)	Total(1)
Total proved reserves	$127,337	$15,999	$143,336
Probable reserves	79,080	3,705	82,785
Total proved plus probable reserves	$206,417	$19,704	$226,121
_______________

(1)
Lisewo-1 reserves were calculated by RPS Energy, a United Kingdom-based reservoir engineering firm that calculates reserves for all of our Polish properties.  The date of its report is February 28, 2011.  In calculating Lisewo-1 PV-10 values, RPS used the same average prices that were used to calculate PV-10 values for our KSK wells at year-end 2010.

Our proved reserves were calculated using deterministic methods.  Our probable reserves were calculated using probabilistic methods and represent the 50% probability that the actual quantities recovered will be equal to or greater than the proved plus probable estimate.  No additional drilling is required at any of our Polish wells to achieve the recovery of the probable reserves.  The larger quantity of proved reserves plus probable reserves, as compared to proved reserves only, is attributable largely to using a less certain interpretation of reservoir size and a higher recovery factor in estimating probable reserves.

Drilling Activities

The following table sets forth the exploratory wells that we drilled during the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
Exploratory productive wells:
Poland	--	--	1.0	0.5	1.0	0.5
United States	--	--	--	--	--	--
Total	--	--	1.0	0.5	1.0	0.5

Exploratory dry holes:
Poland	--	--	--	--	2.0	1.0
United States	--	--	1.0	0.5	3.0	1.5
Total	--	--	1.0	0.5	5.0	2.5

Total wells drilled	--	--	2.0	1.0	6.0	3.0

The foregoing does not include the Lisewo-1 well being drilled at 2010 year end, which was determined to be a commercial success in January 2011.  We did not drill any development wells in 2008, 2009, or 2010.

Wells and Acreage

As of December 31, 2010, our gross and net producing wells consisted of the following:

	Number of Wells
	Gas		Oil
	Gross	Net	Gross	Net
Well count:
Poland(1)	4.0	2.2	--	--
United States(2)	--	--	122.0	115.0
Total	4.0	2.2	122.0	115.0
_______________

(1)	One well commenced production in late December 2010. As of December 31, 2010, we had three wells in Poland awaiting the construction of production facilities.
(2)	All of our producing United States wells are oil wells. We have no gas production in the United States.

The following table sets forth our gross and net acres of developed and undeveloped oil and gas acreage as of December 31, 2010.  All of our gas production is in Poland and all of our oil production is in the United States:

	Developed		Undeveloped
	Gross	Net	Gross	Net

Poland:(1)
Fences project area	3,215	1,416	852,000	406,000
Block 255 project area	543	441	236,000	194,000
Northwest project area	--	--	828,000	724,000
Kutno project area	--	--	706,000	706,000
Warsaw South project area	--	--	638,000	638,000
Block 287 project area	--	--	13,000	13,000
Edge project area	--	--	881,000	881,000
Block 246 project area	--	--	241,000	241,000
Block 229 project area	--	--	233,000	233,000
Total Polish acreage	3,758	1,857	4,628,000	4,036,000

United States:
Montana	10,732	10,418	4,510	4,417
Nevada	400	128	9,332	6,351
Total	11,132	10,546	13,842	10,768

Total Acreage	14,890	12,403	4,641,842	4,046,768
_______________

(1)	All gross and net undeveloped Polish acreage is rounded to the nearest 1,000 acres.

Polish Properties

Producing Properties

A summary of our average daily production, average interest, and net revenue interest for our Poland producing properties during 2010 follows:

	Average Daily			Average
	Production (Mcfe)(1)		Average	Net Revenue
	Gross	Net	Interest	Interest
Fences project area	24,077	9,621	43%	43%
Grabowka	455	455	100%	100%
Total	24,532	10,076
_______________

(1)	Average daily net production amounts shown are calculated based on days of actual production.

Production, Transportation and Marketing

We began producing and selling gas from our Roszkow well in late 2009.  Production from our Wilga well ceased during 2009.  We expect production will increase from one well we placed into production in late December 2010 and from three other, previous discoveries that we plan to place into production in 2011 and 2012.

The following table sets forth our net daily oil and gas production, average sales price, and average production costs associated with our Polish production during 2010, 2009, and 2008:

			Average
	Production		Production Cost	Average Sales Price
	Gas	Oil	per Mcfe(1)	Gas	Oil
	(Mcf)	(Bbls)		(Per Mcf)	(Per Bbl)
2010
Roszkow Field	2,439,698	-	$0.20	$5.94	$-
Zaniemsyl Field	847,983	-	0.21	4.54	-
Other Fields	185,558	-	1.97	2.07	-
Total	3,473,239	-	$0.29	$5.39	$-

2009
Roszkow Field	752,791	-	$0.07	$6.08	$-
Zaniemsyl Field	866,799	-	0.18	4.33	-
Other Fields	262,893	530	2.76	4.18	54.96
Total	1,882,483	530	$0.50	$5.01	$54.96

2008
Zaniemsyl Field	875,630	-	$0.20	$4.98	$-
Wilga Field	259,369	3,661	2.30	10.62	107.68
Other Fields	116,130	-	1.05	5.92	-
Total	1,251,129	3,661	$0.70	$5.92	$107.68
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

We are currently selling substantially all of our oil and gas production in Poland to PGNiG or one of its affiliates.  We are dependent on PGNiG for the sale of gas in Poland, since there are few other competitive purchasers.  Gas is sold pursuant to long-term sales contracts, typically for the life of each well, which obligate PGNiG to purchase all gas produced.

United States Properties

Producing Properties

In the United States, we currently produce oil in Montana and Nevada.  All of our producing properties, except for the Rattlers Butte field (an exploratory discovery during 1997), were purchased during 1994.  A summary of our average daily production, average interest, and net revenue interest for our United States producing properties during 2010 follows:

	Average Daily			Average
	Production (Bbls)		Average	Net Revenue
	Gross	Net	Interest	Interest
Montana	184	158	99%	85%
Nevada	14	10	39%	30%
Total United States producing properties	198	168

In Montana, we operate the Cut Bank and Bears Den fields and have an interest in the Rattlers Butte field, which is operated by an industry partner.  Production in the Cut Bank field, producing since the 1940s from an average depth of approximately 2,900 feet, is from a waterflood program with 124 producing oil wells, 26 active injection wells, and one active water supply well.  The Bears Den field, under waterflood since 1990, is producing oil from five wells at a depth of approximately 2,430 feet, with one active water injection well.  In the Rattlers Butte field, we own a 0.683% interest in two oil wells producing at a depth of approximately 5,800 feet and one active water injection well.

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

Production, Transportation and Marketing

The following table sets forth our average net daily oil production, average sales price, and average production costs associated with our United States oil production during 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
United States producing property data:
Average daily net oil production (Bbls)	168	175	180
Average sales price per Bbl	$68.09	$51.92	$86.91
Average production costs per Bbl(1)	$39.84	$39.62	$38.89
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

Poland has created an attractive legal framework and fiscal regime for oil and gas exploration by actively encouraging investment by foreign companies.  In July 1995, Poland’s Council of Ministers approved a program to restructure and privatize the Polish petroleum sector.  So far under this plan, a refinery located in Plock has been privatized as a publicly held company with its stock trading on the London and Warsaw stock exchanges.  In September of 2005, PGNiG sold 15% of its stock in an initial public offering on the Warsaw Stock Exchange, raising a total of 2.7 billion Polish zlotys (approximately US$900 million).

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

During 2009 and 2010, Poland was one of only a few countries in Europe to record positive gross domestic product, or GDP, growth.  Current forecasts project that Poland will again lead all European countries in economic performance in 2011.

Legal Framework

General Usufruct and Concession Terms

All of our rights in Poland have been awarded to us or to PGNiG pursuant to the Geological and Mining Law, which specifies the process for obtaining domestic exploration and exploitation rights.  Under the Geological and Mining Law, the concession authority enters into mining usufruct (lease) agreements that grant the holder the exclusive right to explore for oil and gas in a designated area or to exploit the designated oil and/or gas field for a specified period under prescribed terms and conditions.  The holder of the mining usufruct covering exploration must also acquire an exploration concession by applying to the concession authority and providing the opportunity for comment by local governmental authorities.  The usufruct agreements include provisions that give the usufruct holder a claim for an extension of the usufruct (and the underlying concession), subject to having fulfilled all obligations under the usufruct and/or concession agreements.  We can request changes to usufruct and concession agreements that either modify the obligations or extend the terms of those agreements.  During our time in Poland, we have been granted either modifications or extensions each time we have requested them.

Under current law, the concession authority requires that concessions be owned by a single entity, without recognizing any minority record ownership such as would reflect our interest in those areas in which we previously have been granted a minority ownership.  As such, our ownership is subject to continued compliance with applicable law, the usufruct and concession terms, and respecting the Fences area, the continuity of PGNiG as the record owner.

The concession authority has granted PGNiG oil and gas exploration rights on the Fences project area and has granted us oil and gas exploration rights on all other project areas in which we have an interest.  The agreements divide these areas into blocks, each containing up to 300,000 acres.

If commercially viable gas or oil is discovered, the concession owner may be able to produce such gas or oil for test purposes for a period of two years based on the exploration concession.  After the lapse of such two-year period, the concession owner must then apply for an exploitation concession, which generally will have a term of 25 to 30 years or as long as commercial production continues.  Upon the grant of the exploitation concession, the concession owner may become obligated to pay a fee, to be negotiated, but expected to be less than 1% of the market value of the estimated recoverable reserves in place.  The concession owner would also be required to pay a royalty on any production, the amount of which will be set by the Council of Ministers, within a range established by legislation for the mineral being extracted.  The royalty rate for low-methane gas such as we produce is currently set for 2011 at approximately $0.04 per Mcf.  Local governments will receive 60% of any royalties paid on production.  The holder of the exploitation concession must also acquire rights to use the land from the surface owner and could be subject to significant delays in obtaining the consents of local authorities or satisfying other governmental requirements prior to obtaining an exploitation concession.

We believe all material concession terms have been satisfied to date.

Existing Project Areas

Fences Project Area

The Fences project area consists of four oil and gas exploration concessions controlled by PGNiG.  Three producing fields (Radlin, Kleka, and Kaleje) lie within the concession boundaries, but are excluded from the Fences area in which we participate.  The Fences concessions have expiration dates ranging from August 2012 to July 2015.  The total joint remaining work commitment, which must be satisfied by us and PGNiG according to our respective interests, includes: acquiring 50 kilometers of 2-D seismic data, acquiring 250 square kilometers of 3-D seismic data, and drilling four wells.

Wilga/Block 255 Project Area

The Wilga project area consists of a single oil and gas exploration concession held by us that expires in August 2012.  The remaining period carries a work commitment of 80 kilometers of 2-D seismic data and optional drilling of up to three wells.

Warsaw South Project Area

This project area is adjacent to Block 255 and consists of four exploration concessions with expiration dates ranging from September 2012 to July 2013.  The total work commitment for the four concessions is outlined in three phases: Phase I – one year: reprocessing and reinterpretation of existing data; Phase II – two years: acquiring 450 kilometers of new 2-D seismic data, 275 kilometers of which have already been completed; Phase III – three years: drilling four wells.

Block 287 Project Area

The Block 287 project area consists of a single oil and gas exploration concession held by us.  The concession expires in December 2012.  Work commitment includes reentering and producing the Grabowka gas field; reconstruction of one out of three wells was completed and production began in 2009.

Northwest Project Area

The Northwest project area consists of four oil and gas exploration concessions granted at various times in 2006, 2007, and 2008, with expiration dates ranging from October 2012 through September 2014.  The total work commitment for the four concessions is outlined in three phases: Phase I – one year: reprocessing and reinterpretation of existing data; Phase II – three years: acquiring 620 kilometers of new 2-D seismic data; Phase III – two years: drilling four wells.  Presently, 240 kilometers of new 2-D seismic have been completed and part of the drilling commitment was satisfied during 2009 by drilling the Ostrowiec well.

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

As of December 31, 2010, all required usufruct/concession payments had been made for each of the above project areas.

Government Regulation

Poland

Our activities in Poland are subject to political, economic, and other uncertainties, including the adoption of new laws, regulations, or administrative policies that may adversely affect us or the terms of our exploration or production rights; political instability and changes in government or public or administrative policies; export and transportation tariffs and local and national taxes; foreign exchange and currency restrictions and fluctuations; repatriation limitations; inflation; environmental regulations; and other matters.  These operations in Poland are subject to the Geological and Mining Law dated as of February 4, 1994 (as amended), and the Environment Protection Law dated as of April 27, 2001 (as amended), which are the current primary statutes governing environmental protection.  Agreements with the government of Poland respecting our exploration and production areas create certain standards to be met regarding environmental protection.  Participants in oil and gas exploration, development, and production activities generally are required to: (1) adhere to good international petroleum industry practices, including practices relating to the protection of the environment; and (2) prepare and submit geological work plans, with specific attention to environmental matters, to the appropriate agency of state geological administration for its approval prior to engaging in field operations such as seismic data acquisition, exploratory drilling, and field-wide development.  Poland’s regulatory framework respecting environmental protection is not as fully developed and detailed as that which exists in the United States.  We intend to conduct our operations in Poland in accordance with good international petroleum industry practices and, as they continue to develop, Polish requirements.

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

Nearly all of our United States interests are held under leases from third parties.  We typically obtain a title opinion concerning such properties prior to the commencement of drilling operations.  We have obtained such title opinions or other third-party review on all of our producing properties, and we believe that we have satisfactory title to all such properties sufficient to meet standards generally accepted in the oil and gas industry.  Our United States properties are subject to typical burdens, including customary royalty interests and liens for current taxes, but we have concluded that such burdens do not materially interfere with our activities on such properties.  Further, we believe the economic effects of such burdens have been appropriately reflected in our carrying cost of such properties and reserve estimates.  Title investigation before the acquisition of undeveloped properties is less thorough than that conducted prior to drilling, as is standard practice in the industry.

Employees and Consultants

As of December 31, 2010, we had 49 employees, consisting of nine in Salt Lake City, Utah; 23 in Oilmont, Montana; one in Greenwich, Connecticut; two in Houston, Texas; and 14 in Poland.  Our employees are not represented by a collective bargaining organization.  We consider our relationship with our employees to be satisfactory.  We also regularly engage technical consultants to provide specific geological, geophysical, and other professional services.  Our executive officers and other management employees regularly travel to Poland to supervise activities conducted by our staff and others under contract on our behalf.

Offices and Facilities

Our corporate offices, located at 3006 Highland Drive, Salt Lake City, Utah, contain approximately 3,500 square feet and are rented at $3,400 per month under a month-to-month agreement.  In Montana, we own a 16,160 square-foot building located at the corner of Central and Main in Oilmont.  We also have an office in Warsaw, Poland, located at ul. Chalubinskiego 8, where we rent 404 square meters for approximately $7,700 per month and in Krakow, Poland, located in the Nafta Building, ul. Lubicz 25, where we rent approximately 20 square meters for approximately $300 per month.

Oil and Gas Terms

The following terms have the indicated meaning when used in this report:

“Bbl” means oilfield barrel.

“Bcf” means billion cubic feet of natural gas.

“Bcfe” means billion cubic feet of natural gas equivalent using a ratio of one barrel of oil to 6,000 cubic feet of natural gas.

“BTU” means British thermal unit.

“Ca1” and “Ca2” refers to specific calcium-rich geological formations, typically a dolomitic reef.

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

“MMcfe” means million cubic feet of natural gas equivalent using a ratio of one barrel of oil to 6,000 cubic feet of natural gas.

“MMcfed” means million cubic feet of natural gas equivalent (using a ratio of one barrel of oil to 6,000 cubic feet of natural gas) per day.

“Net” means, when referring to wells or acres, the fractional ownership interests held by us, either directly or through a subsidiary or other Polish enterprise in which we have an interest, multiplied by the gross wells or acres.

“P50 reserves” means proved reserves plus probable reserves.

“Probabilistic” means a method of estimating reserves using the full range of values that could reasonably occur for each unknown from the geoscience and engineering data to generate a full range of possible outcomes and their associated probabilities of occurrence.

“Probable reserves” means those reserves determined by probabilistic methods that are less certain than proved reserves but which, together with proved reserves, are as likely as not to be recovered.

“Proved reserves” means the estimated quantities of crude oil, gas and gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made.  “Proved reserves” may be developed or undeveloped.

“PV-10 Value” means the estimated future net revenue to be generated from the production of proved or probable reserves discounted to present value using an annual discount rate of 10.0%, the Standardized Measure of Future Net Cash Flows (“SMOG”).  These amounts are calculated net of estimated production costs, future development costs, and future income taxes, using prices and costs determined using guidelines established by the SEC, without escalation and without giving effect to non-property-related expenses, such general and administrative costs, debt service, and depreciation, depletion, and amortization.

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

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings, and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us, except as follows:

On December 20, 2010, the United States District Court for the District of Utah dismissed all claims in the matter Leilani York, derivatively on behalf of nominal defendant FX Energy, Inc., plaintiff, v. David N. Pierce, Dennis B. Goldstein, Arnold S. Grundvig, Jr., Richard Hardman, Tom Lovejoy, Jerzy Maciolek, Clay Newton, Andrew W. Pierce, and David Worrell, defendants, and FX Energy, Inc., nominal defendant, case no. 2:08-cv-00143, which asserted derivative claims on our behalf against certain of our current and former directors and certain of our current and former executive officers.

ITEM 4. [RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as quoted under the symbol “FXEN” on the NASDAQ Global Market, or its predecessor, Nasdaq National Market:

	Low	High
2011:
First Quarter (through March 4, 2011)	$6.20	$11.76

2010:
Fourth Quarter	4.12	6.74
Third Quarter	3.02	4.14
Second Quarter	3.40	4.88
First Quarter	2.85	3.55

2009:
Fourth Quarter	2.39	3.28
Third Quarter	3.05	4.71
Second Quarter	2.91	4.56
First Quarter	2.13	3.54

We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future.  We intend to reinvest any future earnings to further expand our business.  As of March 4, 2011, we had approximately 8,200 stockholders.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2010, are derived from our audited consolidated financial statements and notes thereto, certain of which are included in this report.  The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto included elsewhere in this report:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Oil and gas sales	$22,914	$12,772	$13,494	$14,903	$6,533
Oilfield services	2,099	1,892	4,347	3,093	1,696
Total revenues	25,013	14,664	17,841	17,996	8,229
Operating costs and expenses:
Lease operating expenses (1)	3,473	3,478	3,441	3,538	2,647
Exploration costs (2)	3,038	4,829	15,389	10,624	5,608
Impairment of oil and gas properties(3)	564	1,864	14,746	2,299	3,583
Asset retirement obligation gain	(264)	(529)	--	--	--
Oilfield services costs	1,550	1,412	2,751	1,998	1,245
Depreciation, depletion and amortization	2,626	1,602	1,720	2,064	1,290
Accretion expense	92	41	84	78	53
Stock compensation	1,379	1,693	2,367	2,604	2,759
Bad debt expense	--	--	460	--	--
General and administrative costs (G&A)	7,973	7,257	7,030	7,061	5,728
Total operating costs and expenses	20,431	21,647	47,988	30,266	22,913

Operating income (loss)	4,582	(6,983)	(30,147)	(12,270)	(14,684)

Other income (expense):
Interest expense	(1,936)	(654)	(672)	(385)	--
Interest and other income	829	54	394	818	795
Foreign exchange (loss) gain	(4,233)	7,053	(24,279)	146	122
Total other (expense) income	(5,340)	6,453	(24,557)	579	917

Net loss	$(758)	$(530)	$(54,704)	$(11,691)	$(13,767)

– Continued –

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Basic and diluted net loss
per common share	$(0.02)	$(0.01)	$(1.35)	$(0.32)	$(0.39)

Basic and diluted weighted average
shares outstanding	43,387	42,529	40,420	36,694	35,163

Cash Flow Statement Data:
Net cash provided by (used in) operating
activities	$7,249	$(5,829)	$(14,248)	$(1,581)	$(5,303)
Net cash (used in) provided by
investing activities	(7,814)	(3,999)	(11,772)	(13,152)	8,135
Net cash provided by (used in)
financing activities	16,092	(2,676)	40,121	14,351	(578)

Balance Sheet Data:
Working capital(4)	$18,212	$3,452	$13,965	$15,374	$11,967
Total assets	66,604	42,070	54,802	46,369	39,167
Notes payable	35,000	25,000	25,000	--	--
Total stockholders’ equity	23,837	10,745	15,154	37,542	31,965
_______________

(1)	Includes lease operating expenses and production taxes.
(2)	Includes geophysical and geological costs, exploratory dry hole costs, and nonproducing leasehold impairments.
(3)	Includes proved and unproved property write-downs relating to our properties in the United States and Poland.
(4)	Working capital represents current assets minus current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion of our historical financial condition and results of operations should be read in conjunction with Item 6, Selected Financial Data, and our consolidated financial statements and related notes contained in this report.

Overview

As discussed in Item 1, Business above, the majority of our operations are in Poland, and we have devoted most of our technical talent and capital expenditures in the last several years to our operations in that country.  The decision to devote most of our available capital to this area drives our operating results and the changes to our balance sheet and liquidity.  Our operations in Poland, which are a combination of existing production and substantial exploration, have grown considerably.  Oil and gas production, oil and gas revenues, cash flow, earnings, oil and gas reserves, and oil and gas expenditures in this area have grown significantly over the last three years.

Our U.S. operations also have an impact.  Our U.S. operations are smaller than those in Poland, and do not present the same level of opportunities for expansion; however, our U.S. operations are a relatively stable source of cash flow.  This, too, is reflected in our operating results.

Highlights for our financial results since 2008 include:

•	Revenues have risen approximately 40% to $25.0 million in 2010.

•	Oil and gas production has jumped 130% to 3.8 Bcfe in 2010.

•	Net earnings (loss) have improved from $(54.7) million in 2008 to $(0.8) million in 2010.

•	Operating income (loss) has improved from $(30.0) million in 2008 to $4.6 million in 2010 (the first positive annual operating income for us).

•	The PV-10 Value of our oil and gas reserves at year-end 2010 was 8% above that of 2008 (and 22% above that of 2008 including our Lisewo-1 well, which was completed after year-end 2010).

•
Our total liquidity and financial flexibility have improved substantially with an expansion of our credit facility from $25 million to a maximum of $55 million and working capital growing from $3.5 million at the end of 2009 to $18.2 million at year-end 2010.

Notwithstanding our positive results, we continue to face challenges operating in a foreign country, economic system, and culture, including:

•	delays associated with the completion of production facilities and the commencement of production from our KSK wells, which prevented higher revenue gains during 2010;

•	delays in the spud date of our Lisewo-1 well, which pushed its completion into 2011;

•	operating practices that differ from customary practices in the United States which generally result in higher capital costs in Poland and longer lead times to first production;

•	relatively less success in our exploration efforts outside of our core Fences Area; and

•	volatile noncash adjustments for foreign currency fluctuations continuing to affect our net income in an unpredictable fashion.

There are two other factors that affect our results of operations that, though not unique to us, are a bit different than United States investors typically see in comparison with most domestic, small-capitalization independent producers:

•	the different pricing model for our Polish gas production; and

•	our functional currency for our largest subsidiary, FX Energy Poland, is the Polish zloty, not the U.S. dollar.

Commodity Prices

Global oil prices continued to be volatile from 2008 through 2010.  Gas prices in the United States decreased significantly for much of 2009 and into 2010.  However, the Polish gas market operates quite differently than the U.S. domestic market.  In Poland, substantially all of our gas production is sold to PGNiG and is tied to published tariffs (wholesale prices) set from time to time by the public utility regulator for gas sold to wholesale consumers.  During 2009, the Polish regulator reduced the low-methane tariff, which is the basis for all of our gas contracts in Poland, by 5% in response to the global recession; however, the regulator increased the same tariff twice in 2010, the first by 6.8% and the second by 6.4%.

A major component of the tariff calculation is the cost of Russian imported gas, which is priced based on trailing oil prices.  Thus, world oil prices can have a significant impact on Polish gas prices.  Other major components of the tariff calculation include the cost of gas provided by PGNiG itself, as well as the necessity for PGNiG to cover its internal cost structure.  Natural gas prices in Poland are, and for years have been, below European Union average prices for both households and industry, because the prices have been subsidized by the government.  European Union rules require Poland to abandon market subsidies and bring Polish gas prices to free-market levels.

Poland was the only country in Europe to record positive GDP growth during both 2009 and 2010, and economists predict another positive year during 2011.  These factors may act as cushions against possible declines in prices.  As of year-end 2010, gas prices in Poland remained firm and were higher than those of an equivalent BTU content in the United States.  There was no significant price impact on the value and volumes of our gas reserves in Poland from 2008 through 2010.  However, all of our oil and gas reserves can be price-sensitive, and future material reductions in the prices at which we sell our oil and gas could result in the impairment of reserves.

Functional Currency and Exchange Rates

The functional currency of our Polish subsidiary is the Polish zloty.  Accounting standards require the assets, liabilities, and results of operations of a foreign operation to be measured using the functional currency of that foreign operation.  Because FX Energy Poland’s functional currency is the Polish zloty, translation adjustments result from the process of translating its financial statements into the U.S. dollar reporting currency.  Translation adjustments are not included in determining net income, but are reported separately and accumulated in other comprehensive income.  The accounting basis of the assets and liabilities affected by the change is adjusted to reflect the difference between the exchange rate when the asset or liability was first recorded and the exchange rate on the date of the change.

The difference in functional currency also affects the amounts we report for our Polish assets, liabilities, revenues, and expenses from those that would be reported were the U.S. dollar the functional currency for our Polish operations.  The differences will depend on changes in period-average and period-end exchange rates.  Transaction gains or losses may be significant given the volatility of the exchange rate.

We enter into various agreements in Poland denominated in the Polish zloty.  The exchange rate between the U.S. dollar and the Polish zloty is subject to fluctuations that are beyond our control.  During 2010, the zloty fluctuated between a low of 2.74 zlotys per U.S. dollar to a high of 3.49 zlotys per U.S. dollar.  Variations in exchange rates affect the U.S. dollar-denominated amount of revenue we receive in Polish zlotys.  As the U.S. dollar strengthens relative to the zloty, our U.S. dollar-denominated revenue received in Polish zlotys declines; conversely, when the U.S. dollar weakens relative to the zloty, our U.S. dollar-denominated revenue received in Polish zlotys increases.  Should exchange rates in effect during early 2011 continue throughout the year, we expect the exchange rates to have a slightly positive impact on our U.S. dollar-denominated revenues compared to 2010.

More information concerning the impact of foreign currency transactions can be found in the discussion that follows, as well as in note 1 in the notes to the consolidated financial statements included in this report.

Results of Operations by Business Segment

We operate within two segments of the oil and gas industry: the exploration and production, or E&P, segment in Poland and the United States, and the oilfield services segment in the United States.  Direct revenues and costs, including depreciation, depletion and amortization costs, or DD&A, general and administrative costs, or G&A, and other income directly associated with their respective segments are detailed within the following discussion.  DD&A, G&A, amortization of deferred compensation, interest income, other income, interest expense, and other costs, which are not allocated to individual operating segments for management or segment reporting purposes, are discussed in their entirety following the segment discussion.  The following table summarizes the results of operations by segment for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	Reportable Segments
			Oilfield
	Exploration & Production		Services
	Poland	U.S.		Non-Segmented	Total
Year ended December 31, 2010:
Revenues	$18,730	$4,184	$2,099	$--	$25,013
Net income (loss)(1)	12,389	1,818	(194)	(14,771)	(758)

Year ended December 31, 2009:
Revenues	$9,459	$3,313	$1,892	$--	$14,664
Net income (loss)(2)	1,141	1,033	(117)	(2,587)	(530)

Year ended December 31, 2008:
Revenues	$7,799	$5,695	$4,347	$--	$17,841
Net income (loss)(3)	(19,548)	(1,847)	725	(34,034)	(54,704)
_______________

(1)
Nonsegmented reconciling items for 2010 include $7,973 of G&A costs, $1,379 of noncash stock compensation expense, $4,233 of foreign exchange losses, $1,107 of other expense, and $79 of corporate DD&A.

(2)	Nonsegmented reconciling items for 2009 include $7,257 of G&A costs, $1,693 of noncash stock compensation expense, $7,053 of foreign exchange gains, $600 of other expense, and $90 of corporate DD&A.
(3)	Nonsegmented reconciling items for 2008 include $7,030 of G&A costs, $2,367 of noncash stock compensation expense, $24,279 of foreign exchange losses, $278 of other expense, and $80 of corporate DD&A.

See note 11 in the notes to the consolidated financial statements for additional detail concerning our segment results.

Exploration and Production Segment

Gas Revenues.  Revenues from gas sales were $18.7 million during 2010, compared to $9.4 million and $7.4 million in 2009 and 2008, respectively.  Gas revenues in 2010 increased from 2009 levels by approximately $1.5 million due to higher gas prices, coupled with approximately $7.8 million related to higher annual production.  Our 2009 gas revenues increased from 2008 levels by approximately $3.0 million due to higher production, offset by approximately $1.0 million due to lower year-over-year gas prices.

We recognized an 8% increase in natural gas prices from 2009 to 2010.  At Roszkow, we receive approximately 95% of the published low-methane tariff.  At Zaniemysl, we receive approximately 70% of the same tariff.  With production at Roszkow now dominating Company-wide production, we expect average zloty-based prices to remain higher than pre-Roszkow average prices.  The amount of Polish zlotys received per thousand cubic feet of production was approximately 4% higher during 2010 compared to 2009, due primarily to two tariff increases during 2010 by the Polish Energy Regulatory Office.  The first tariff increase, effective on July 1, 2010, was for 6.8%.  The second increase, effective November 1, 2010, was for 6.4%.  All tariffs are denominated in Polish zlotys.

Also during the year, period-to-period strength in the Polish zloty against the U.S. dollar helped augment average U.S. dollar-denominated gas prices related to our legacy Poland production.  The average exchange rate during 2010 was 3.02 zlotys per U.S. dollar.  The average exchange rate during 2009 was 3.12 zlotys per U.S. dollar, a change of approximately 3%.

The primary driver of our increased production was the commencement, in September 2009, of production at our Roszkow well.  Production commenced at an initial rate of approximately 15 MMcfd.  A stable rate was established at approximately 14.5 MMcfd in January 2010.  Subsequently, in October 2010, the rate was reset by the operator, PGNiG, to approximately 13.4 MMcfd (6.6 MMcfd net to our 49% interest).  We expect that rate to be constant through the end of 2011.  Gas is being sold to PGNiG at a contracted rate equal to 95% of the published low-methane tariff.  As of December 31, 2010, the net price for gas at the Roszkow well was $6.93 per Mcf.

Gas flowed during 2010 at our Zaniemysl well at a steady rate of approximately 10.1 MMcfd, until October, when the operator, PGNiG, reset the rate at approximately 9.4 MMcfd (2.3 MMcfd net to our 24.5% interest).  We expect that rate to be constant through the end of 2011.  As of December 31, 2010, the net price for gas at the Zaniemysl well was $5.02 per Mcf.

We expect production from our KSK wells to generate significant increases in both revenues and net production during 2011.  Just prior to year-end 2010, production began at our Sroda-4 well, where we expect to produce approximately 4.1 MMcfd (2.0 MMcfd net to our 49% interest) throughout 2011.  Production facilities at both our Kromolice-1 and Kromolice-2 wells are complete, and we are waiting for the resolution of minor pipeline right-of-way issues before starting production.  We expect those wells, combined, to add another 14 MMcfd (6.9 MMcfd net to our 49% interest) to gross daily production.  We will receive 86% of the low-methane tariff, adjusted for energy content), for our KSK production.

Production at our Kleka well in western Poland ceased during the second quarter of 2010.  We have impaired the remaining capitalized costs at Kleka and are planning to plug the well.

A summary of the amount and percentage change, as compared to their respective prior-year period, for gas revenues, average gas prices, gas production volumes, and lifting costs per Mcf for the years ended December 31, 2010, 2009, and 2008, is set forth in the following table:

	Year Ended December 31,
	2010	2009	2008
Revenues	$18,730,000	$9,430,000	$7,404,000
Percent change versus prior year	+99%	+27%	-19%
Average price (per Mcf)	$5.39	$5.01	$5.92
Percent change versus prior year	+8%	-15%	+20%
Production volumes (Mcf)	3,473,000	1,882,000	1,251,000
Percent change versus prior year	+85%	+50%	-32%
Lifting costs per Mcf (1)	$0.29	$0.48	$0.65
Percent change versus prior year	-40%	-26%	+3%
_______________

(1)	Lifting costs per Mcf are computed by dividing the related lease operating expenses by the total volume of gas produced.

Oil Revenues.  Oil revenues were $4.2 million, $3.3 million, and $6.1 million for the years ended December 31, 2010, 2009, and 2008, respectively.  Significantly higher average oil prices in 2010 compared to 2009 was the cause for the increase in revenues.  Our average oil price during 2010 was $68.09 per barrel, a 31% increase compared to $52.03 per barrel received during 2009.  Production from our U.S. properties declined by 4% due to normal production declines.

Included in oil revenues were approximately $0, $29,000, and $394,000, related to the sale of oil at our Wilga well in Poland for the years ended December 31, 2010, 2009, and 2008, respectively.  All other oil revenues during the three years were derived from our producing properties in the United States.  U.S. oil revenues in 2010 increased from 2009 levels by approximately $1.0 million due to higher oil prices, offset by approximately $100,000 related to production declines.  U.S. oil revenues in 2009 decreased from 2008 levels by approximately $2.2 million due to lower oil prices, in addition to approximately $150,000 related to production declines.

A summary of the amount and percentage change, as compared to their respective prior-year period, for oil revenues, average oil prices, oil production volumes, and lifting costs per barrel for the years ended December 31, 2010, 2009, and 2008, is set forth in the following table:

	Year Ended December 31,
	2010	2009	2008
Revenues	$4,184,000	$3,342,000	$6,090,000
Percent change versus prior year	+25%	-45%	+5%
Average price (per Bbl)	$68.09	$52.03	$88.01
Percent change versus prior year	+31%	-41%	+45%
Production volumes (Bbl)	61,463	64,226	69,192
Percent change versus prior year	-4%	-7%	-27%
Lifting costs per Bbl (1)	$39.84	$40.08	$38.07
Percent change versus prior year	-1%	+5%	+41%
_______________

(1)
Lifting costs per barrel are computed by dividing the related lease operating expenses by the total barrels of oil produced.  Light crude oil lifting costs in Poland are based on an allocation of total costs based on relative revenues between oil and gas.  Lifting costs include production taxes incurred in the United States.

Lease Operating Costs.  Lease operating costs were $3.5 million in 2010, $3.5 million in 2009, and $3.4 million in 2008.  Operating costs in Poland increased slightly in 2010 with a full year of production at our Roszkow well.  Operating costs in the United States decreased slightly in 2010 due to fewer remediation procedures at our producing wells.  Operating costs increased slightly in 2009 from 2008 as production began during the third quarter of 2009 at the Roszkow well.

Exploration Costs.  Exploration expenses consist of geological and geophysical costs as well as the costs of exploratory dry holes.  Exploration costs were $3.0 million, $4.8 million, and $15.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.  The decline from 2008 to 2009 was related to our response in late 2008 and 2009 to unsettled economic conditions by reducing expenses and preserving our available capital.

Geological and geophysical costs, or G&G costs, were $2.0 million, $4.7 million, and $15.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.  During all three years, most of our G&G costs were spent on acquiring, processing, and interpreting new 3-D and 2-D seismic data in the Fences area in Poland.

Exploratory dry-hole costs were $1.0 million, $0.2 million, and $0.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.  During 2010, recompletion attempts failed to establish commercial production at our Zakowo project in Poland.  During 2009, we drilled one dry hole in Nevada.  During 2008, we drilled three shallow dry holes: two in Montana and one in Nevada.

Impairment Costs.  Impairments of oil and gas properties were $0.6 million, $1.9 million, and $14.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.  As discussed previously, production at our Kleka and Wilga wells ceased during 2010 and 2009, respectively, and we impaired their remaining capital costs.  During 2008, we impaired $7.2 million and $3.8 million related to our Grundy and Sroda-6 wells in Poland, respectively, and an additional $3.7 million related to our producing properties in Montana.  See note 1 in the notes to the consolidated financial statements for more information about our 2008 impairments.

Asset Retirement Obligation.  We recorded gains associated with future asset retirement obligations of $0.3 million and $0.5 million for the years ended December 31, 2010 and 2009, respectively.  When the present value of a future asset retirement obligation changes due to the increase or decrease of the estimated plugging costs of that asset, we adjust the related asset retirement cost.  During both 2010 and 2009, the economic lives of our United States oil wells were increased, as higher oil prices resulted in more economic barrels.  This change resulted in a decrease in the net present value of the retirement obligations, which in turn resulted in gains associated with those obligations, as the related asset retirement costs had been previously written off.

DD&A Expense - Producing Operations.  DD&A expense for producing properties was $1.8 million, $0.9 million, and $1.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.  The 100% increase from 2009 to 2010 is primarily related to a downward reserve revision at our Roszkow well, which is discussed below.  The decrease from 2008 to 2009 arose primarily because we impaired the bulk of capital costs associated with our domestic oil properties during 2008, which reduced the depletion base for 2009.

Future DD&A costs are expected to generally, but not completely, follow future production trends.  However, future DD&A rates can be very different depending upon future capitalized costs and changes in reserve volumes.

Oilfield Services Segment

Oilfield Services Revenues.  Oilfield services revenues were $2.1 million, $1.9 million, and $4.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.  We drilled 25 wells for third parties during 2010; however, most of these were shallow wells, which can be drilled in only two to three days and generate less revenue per well than deeper wells.  We also drilled 25 similar wells for third parties during 2009, along with additional well service work, compared to 23 deeper wells during 2008.  Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on using our oilfield services equipment on our own properties, and other factors.  We cannot accurately predict future oilfield services revenues.

Oilfield Services Costs.  Oilfield services costs were $1.6 million, $1.4 million, and $2.8 million for the years ended December 31, 2010, 2009, and 2008, respectively, or 74%, 75%, and 63% of oilfield-servicing revenues, respectively.  The decrease from 2008 to 2009 and the increase from 2009 to 2010 were primarily due to the nature of our drilling activity discussed above.  In general, oilfield-servicing costs are closely associated with oilfield services revenues.  As such, oilfield services costs will continue to fluctuate period to period based on the number of wells drilled, revenues generated, weather, downtime for equipment repairs, the degree of emphasis on using our oilfield services equipment on our own properties, and other factors.

DD&A Expense – Oilfield Services.  DD&A expense for oilfield services was $743,000, $597,000, and $411,000 for the years ended December 31, 2010, 2009, and 2008, respectively.  We spent $1,124,000, $925,000, and $1,008,000 on upgrading our oilfield-servicing equipment during 2010, 2009, and 2008, respectively.  These capital additions resulted in higher DD&A expenses for this segment during 2009 and 2010.

Bad Debt Expense – Oilfield Services.  Bad debt expense was $0, $0, and $460,000 for the years ended December 31, 2010, 2009, and 2008, respectively.  During 2008, we wrote off as uncollectible $460,000 related to revenue recognized during 2007 for third-party drilling services.  This was the first bad debt charged to expense in our history.  We have incurred no bad debt charges since 2008, and we do not expect to incur further bad debt charges in the future.

Nonsegmented Items

G&A Costs - Corporate.  G&A costs were $8.0 million, $7.3 million, and $7.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.  Our 2010 G&A costs rose from 2009 levels primarily due to higher compensation and consulting costs.

Stock Compensation.  Stock compensation expense recorded for 2010 represents $1.4 million of amortization related to restricted stock granted in 2010, 2009, 2008, and 2007.  Stock compensation expense recorded for 2009 represents $1.7 million of amortization related to restricted stock granted in 2009, 2008, 2007, and 2006.  Stock compensation expense recorded for 2008 represents $2.3 million of amortization related to restricted stock granted in 2008, 2007, 2006, and 2005.

Interest and Other Income (Expense) - Corporate.  Interest and other income (expense) was $(1.1) million, $(600,000), and $(278,000) for the years ended December 31, 2010, 2009, and 2008, respectively.  During 2010, we incurred $1.9 million in interest expense.  In connection with our new, expanded credit facility, we charged $577,000 of previously unamortized loan fees associated with our prior credit facility to interest expense during this period.  We also recorded $394,000 of amortization of loan fees and $223,000 in unused commitment fees.  Interest and other income was $829,000 during 2010.  Included in the 2010 amount was a gain of approximately $772,000 attributable to the sale of tubing associated with our Grundy-1 well, which was drilled and abandoned during 2008.

During 2009, we amortized $239,000 related to fees incurred in securing our 2008 senior credit facility.  We also paid $415,000 in interest on outstanding borrowings.  These interest-related costs were offset by interest income of $54,000.  During 2008, we amortized $210,000 related to fees incurred in securing our 2008 senior credit facility to interest expense and paid $111,000 in commitment fees for the facility.  We also paid $351,000 in interest on outstanding borrowings.  These interest-related costs were offset by interest income of $394,000.

Foreign Exchange.  We incurred foreign exchange losses of $4.2 million, gains of $7.1 million, and losses of $24.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.  Included in the 2009 gain and 2008 loss were $1.2 million and $0.9 million, respectively, related to mark-to-market and settlement adjustments to Polish zloty forward contracts.

Income Taxes.  We incurred net losses of $0.8 million, $0.5 million, and $54.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.  Accounting standards require that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Our ability to realize the benefit of our deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of our exploration and development activities.  The market and capital risks associated with achieving the above requirement are considerable, resulting in our conclusion that a full valuation allowance be provided.  Accordingly, we did not recognize any income tax benefit in our consolidated statement of operations for these years.

Proved Reserves

Oil and Gas Reserves

Reserves were down modestly at year-end 2010 due to the combination of record gas production, negative revisions, and no new discoveries for 2010.  However, higher average oil prices extended the economic life for our oil properties and increased oil reserve volumes and values.

The following table highlights year-end reserve volumes and values and shows the change from 2009 to 2010:

	2010	2009	Change
Proved Reserve Volumes:	(In thousands)
Gas Reserves (Mcf)	39,959	47,668	-16%
Oil Reserves (Bbls)	639	463	+38%
Total Reserves (Mcfe)	43,793	50,446	-13%

Proved Reserve Values:
Reserves PV-10 Value	$127,337	$145,823	-13%

Subsequent to year-end 2010, we completed drilling at our Lisewo-1 well.  Our independent reserve engineers have calculated proved and P50 reserves for that well of approximately 12.7 Bcf and 17.7 Bcf of gas, respectively, net to our interest, with a net PV-10 Value of proved reserves at February 28, 2011, of $16.0 million.

Apart from a reduction due to annual production, we recorded downward revisions at our Kleka and Roszkow wells, which were offset by small upward revisions at our Zaniemsyl and KSK wells.  Our Kleka well stopped producing in early 2010.  At Roszkow, new pressure data indicates that the initial gas-in-place may be less than originally estimated, and our engineers used that data to calculate reduced initial gas-in-place and proved reserves.  However, proved plus probable reserves, which reflect the most likely case of initial gas-in-place and reserve recovery, remain unchanged (except for 2010 production) at year-end 2010, demonstrating the uncertain nature of the pressure data.  We also recorded upward revisions of approximately 238,000 barrels of oil in the United States, primarily due to higher oil prices resulting in more economically recoverable barrels.  We have historically added reserves through our exploration and development activities (see Items 1 and 2, Business and Properties).  Changes in proved reserves were as follows:

	2010	2009	2008
(MMcfe)
Proved Reserves Beginning of Year	50,446	45,864	34,092
Extensions, Discoveries, and Other Additions	-- ---	6,333	11,295
Revisions of Previous Estimates	(2,814)	515	2,148
Production	(3,839)	(2,266)	(1,671)
Proved Reserves End of Year	43,793	50,446	45,864

Extensions, Discoveries, and Other Additions.  These are no additions to proved reserves that result from the discovery of new fields with proved reserves.

Revisions.  Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs, or development costs.  Revisions at year-end 2010 included downward revisions in Poland due to interpretations of new reservoir pressure data at our Roszkow well, while upward revisions occurred in the United States due to higher oil prices.  Revisions at year-end 2009 included upward oil revisions due to higher crude oil prices, offset by downward gas revisions due to the cessation of production at our Wilga well.  At year-end 2008, upward gas revisions in Poland were attributable to our Sroda-4 and Zaniemysl-3 wells due to additional technical data acquired during 2008, while downward oil revisions were due to lower year-end oil prices in the United States.

Production.  See “Gas Revenues” and “Oil Revenues” above.

2011 Operational Trends

We currently expect that our 2011 production will rise significantly from our 2010 production rates as we place our three KSK wells into production, with the last two beginning production in the second quarter of 2011.  We expect those wells, combined, to add another 6.9 MMcfd to our 2010 base natural gas production of approximately 9.5 MMcfd.  This would bring our 2011 natural gas production to approximately 16 MMcfd.  We will receive 86% of the published low-methane tariff, adjusted for energy content, for our KSK production.  The amount of revenue from this increased production will depend on applicable gas purchase prices and prevailing currency exchange rates.

After 2011, normal declines in production rates from our existing wells in Poland should be more than offset by production from our Winna Gora well, which is waiting on production facilities.

Future oil revenues from our domestic production will depend on the impact of prices we receive as we continue to experience normal production declines.  We cannot accurately predict future oilfield services revenues and related costs, which will continue to fluctuate based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the nature and extent of any equipment upgrading, the degree of emphasis on using our oilfield services equipment on our own properties, and other factors.

Costs that vary in concert with production, such as lease operating expenses and DD&A costs, will trend up or down with production increases or decreases.  Our 2011 plans for capital expenditures are detailed in the following section, “Liquidity and Capital Resources – Our Capital Resources and Future Expenditures.”

Our U.S. dollar-denominated financial results will continue to be impacted by exchange-rate fluctuations, which cannot be predicted.

Liquidity and Capital Resources

For much of our history (particularly through 2009), we have financed our operations principally through the sale of equity securities, bank borrowings, and agreements with industry participants that funded our share of costs in certain exploratory activities in return for an interest in our properties.  However, as our oil and gas production has increased in Poland in the last several years and as higher oil prices have improved the profitability of our U.S. production, our internally generated cash flow has become a significant source of operations financing.

2010 Liquidity and Capital

Working Capital (current assets less current liabilities).  Our working capital was $18.2 million as of December 31, 2010, an increase of $14.8 million from December 31, 2009.  Our current assets at year-end 2010 included approximately $2.6 million in accrued oil and gas sales from both the United States and Poland and $1.8 million in receivables from PGNiG related to the construction of our KSK production facilities in Poland, where we act at the operator.  Our current liabilities at year-end included approximately $4.2 million in costs related to KSK facilities that were paid in early 2011.

Operating Activities.  Net cash provided by operating activities during 2010 was $7.2 million.  We used net cash of $5.8 million and $14.2 million in our operating activities during 2009 and 2008, respectively, primarily as a result of the net losses, excluding noncash charges, incurred in those years.  Higher revenues in 2010, associated with our increased levels of gas production in Poland, were the primary factor in our improved 2010 results.

Investing Activities.  We used net cash in investing activities of $7.8 million, $4.0 million, and $11.8 million in 2010, 2009, and 2008, respectively.  In 2010, we spent $6.5 million for oil and gas property additions, $6.0 million of which was related to our Polish drilling activities, with the remainder being spent on our domestic properties.  We also spent $1.3 million adding to our oilfield services equipment.

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

Financing Activities.  Our cash flow from financing activities during 2010 was $16.1 million.  We used net cash in financing activities of $2.7 million during 2009.  We received net cash from financing activities of $40.1 million in 2008.

During 2010, we borrowed $35 million under our expanded credit facility, using $25 million to repay our 2008 credit facility and $2.5 million in fees associated with the expanded credit facility.  In addition, we sold 1.5 million shares of stock in a registered direct offering, resulting in net proceeds to us of $8.4 million.  Option holders exercised options to purchase 152,892 shares of common stock, resulting in proceeds to us of an additional $0.2 million.

During 2009, we paid $2.8 million towards a loan related to auction-rate securities.  In addition, options and warrants to purchase 55,000 shares of common stock were exercised during the year, resulting in proceeds to us of $132,000.

During 2008, we borrowed $25 million under our senior credit facility with Royal Bank of Scotland and $3.4 million as a loan related to auction-rate securities, of which $546,000 was repaid by December 31, 2008.  In addition, options and warrants to purchase 3,648,369 shares of common stock were exercised, resulting in proceeds to us of $12.3 million.

Our Capital Resources and Future Expenditures

Our anticipated sources of liquidity and capital for 2011 include our working capital of $18.2 million at year-end 2010, available credit of $20 million under our expanded credit facility when we meet the benchmarks discussed below, cash available from our operations, and proceeds from the possible sale of securities.

In August 2010, we refinanced our existing facility by executing an expanded credit facility with The Royal Bank of Scotland, ING Bank N.V., and KBC Bank NV.  The expanded credit facility calls for a periodic interest rate of LIBOR plus 4.0% and has a term of five years, with semi-annual borrowing base reductions of $11 million each beginning on June 30, 2013.  The expanded credit facility is an interest-only facility until June 2013.  As of December 31, 2010, we had drawn $35.0 million under the expanded credit facility.  We have access to $40 million under the expanded credit facility until our KSK wells have been in production for 30 days, at which time the full $55 million becomes available.  We expect to reach this benchmark in the second quarter of 2011.  Proceeds from the expanded credit facility are intended to support our operating activities in Poland.  Further, we think our total credit line could be expanded, even without including our recent 2011 Lisewo-1 discovery in a revised credit facility.

Production from our Roszkow well added significant, incremental revenue and cash flow during 2010.  As of December 31, 2010, we had recently commenced production from one of the KSK wells and expect production from the last two KSK wells to commence as new production facilities are completed in the second quarter of 2011.  We are using proceeds on hand from our expanded credit facility to pay for those facilities.  We expect these three new wells, with anticipated aggregate initial production of approximately 14 MMcfd of gas (6.9 MMcfd net to us), will increase funds available for exploration and development by approximately $10 to $12 million in 2011 over 2010 levels.  Our Winna Gora well is expected to begin production in 2012.  In addition, after year-end 2010, we drilled the successful Lisewo-1 well in our Fences concession, which we expect to significantly further increase revenue in 2013.

We have an effective universal shelf registration statement under the Securities Act under which we may sell up to $200 million of equity or debt securities of various kinds.  In December 2010, we sold 1.5 million shares of stock for $9.0 million in a registered direct offering, which resulted in net proceeds to us of approximately $8.4 million.  Also in December 2010, we entered into an agreement to possibly sell up to $50 million in common stock during the next two years in at-the-market transactions.  Through the date of this filing, we have not yet sold any stock under that agreement.  The $141.0 balance of securities available for sale under the registration statement is available for sale at any time, subject to market conditions and our ability to access the capital markets, to further finance our exploration and development plans in Poland and for other corporate purposes.

Prior to year-end, we committed to a $4.5 million 2-D seismic project in our Warsaw South concession.  Subsequent to that commitment, we signed a Letter of Intent with PGNiG, wherein it has the option to farm-in to our Warsaw South acreage by paying 100% of the costs of the seismic project, as well as covering 100% of the costs of the first test well in the area.  In December 2010, we also entered into agreements to provide for most of the drilling costs, or an estimated $20 million, of a test well on the Kutno structure to be paid by two other companies in order for them together to earn a 75% interest in the area.  As a result of the above arrangements, we do not expect to require significant capital to advance exploration of these project areas during 2011.  Other than for remaining costs associated with the KSK production facilities, we had no other firm commitments for future capital and exploration costs at 2010 year end.

We expect our primary use of cash for 2011 will be for our exploration and development activities in Poland.  We expect the cost of these activities to range from $40 to $65 million for 2-D and 3-D seismic data acquisition and analysis, production facilities for existing discoveries, and additional exploration drilling.  The actual amount of our expenditures will depend on ongoing exploration results; the pace at which PGNiG, our operating partner in the Fences project area, determines to participate; the availability of drilling and other exploration resources; and the amount of capital we obtain from the various sources discussed above.  Our various sources of liquidity and capital outlined above should more than enable us to meet our capital needs in Poland and the United States for the next 12 months.

Based on current conditions, we presently expect our exploration and development programs will continue in spite of uncertain global economic conditions; however, in recognition of the ongoing downturn, we plan to continue, as we did throughout 2009 and 2010, matching capital spending with our discretionary cash flow, increased debt capacity, and proceeds from the sale of securities.  We have the ability to control the timing and amount of most of our future capital and exploration costs.

We may continue to incur operating losses in future periods, and we continue to fund substantial exploration and development in Poland.  We have a history of operating losses.  From our inception in January 1989 through December 31, 2010, we have incurred cumulative net losses of approximately $161 million.  Despite our recent and expected future increases in production and revenues, our exploration and production activities may continue to result in net losses in future years, depending on the success of our drilling activities in Poland and the United States and whether we generate sufficient revenues to cover related operating expenses.  While revenues from our operations exceed our fixed operating and overhead costs, we reported negative cash flow from operating activities as recently as 2009 and 2008.

We may also seek to obtain additional funds for future capital investments from the sale of partial property interests or arrangements such as those recently negotiated for our Kutno and Warsaw South project areas in which industry participants are bearing the initial exploration costs to earn an interest in the project or other arrangements, all of which may dilute the interest of our existing stockholders or our interest in the specific project financed.

We will allocate our existing capital, as well as funds we may obtain in the future, among our various projects at our discretion.  We may change the allocation of capital among the categories of anticipated expenditures depending upon future events.  For example, we may change the allocation of our expenditures based on the actual results and costs of future exploration, appraisal, development, production, property acquisition, and other activities.  In addition, we may have to change our anticipated expenditures if costs of placing any particular discovery into production are higher, if the field is smaller, or if the commencement of production takes longer than expected.

Contractual Obligations and Contingent Liabilities and Commitments

Contractual Obligations.  At December 31, 2010, the aggregate amounts of our contractually obligated payment commitments for the next five years are as follows:

	Total	2011	2012	2013	2014	2015
	(In thousands)
Expanded credit facility	$35,000	$--	$--	$2,000	$22,000	$11,000
Interest payments on long-term debt	5,918	1,575	1,575	1,530	990	248
Total	$40,918	$1,575	$1,575	$3,530	$22,990	$11,248

Under the terms of our $55 million credit facility, the amount of credit available is reduced by $11 million each six months, beginning on June 30, 2013.  As of December 31, 2010, we had borrowed $35 million under the facility, and the reduction of that amount is illustrated in the table above.

During the ordinary course of business in Poland, we enter into agreements for the drilling of wells, the construction of production facilities, and for seismic projects.  These are typically short-term agreements and are completed in less than one year.  We are subject to certain work commitments respecting our 100%-owned exploration concessions that must be satisfied in order to maintain our interest in those concessions.  These work commitments are optional on our part; however, they must be satisfied in order to maintain our interest in those concessions.  We can request changes to usufruct and concession agreements that either modify the obligations to reduce our commitments or extend the terms of those agreements.  During our time in Poland, we have been granted either modifications or extensions each time we have requested them.  In addition, we routinely relinquish acreage that we believe has lower potential rather than continue to be subject to the related work commitment.  Our exploration budget and related activities are focused on exploration and long-term exploitation of our most promising exploration opportunities and are not specifically or primarily focused on meeting these work commitments.

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

Asset Retirement Obligation.  We have liabilities of $1.2 million related to asset retirement obligations on our Consolidated Balance Sheet at December 31, 2010, excluded from the table above.  Due to the nature of these obligations, we cannot determine precisely when the payments will be made to settle these obligations.

New Accounting Pronouncements

Recent Securities and Exchange Commission Rule-Making Activity

In January 2010, the Financial Accounting Standards Board, or FASB, issued new standards intended to improve disclosures about fair value measurements.  The new standards require details of transfers in and out of Level 1 and Level 2 fair value measurements and the gross presentation of activity within the Level 3 fair value measurement roll forward.  The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements.  We adopted these new rules effective January 1, 2010, except for the gross presentation of the Level 3 fair value measurement roll forward, which we adopted December 31, 2010.

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

Oil and Gas Reserves

All of the reserves data in this Form 10-K are estimates.  Estimates of our crude oil and natural gas reserves are prepared by our engineers in accordance with guidelines established by the Securities and Exchange Commission, including the recent rule revisions designed to modernize the oil and gas company reserves reporting requirements, which we adopted effective December 31, 2009.  Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas.  There are numerous uncertainties inherent in estimating quantities of proved crude oil and natural gas reserves.  Uncertainties include the projection of future production rates and the expected timing of development expenditures.  The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.  As a result, reserves estimates may be different from the quantities of crude oil and natural gas that are ultimately recovered.  In addition, economic producibility of reserves is dependent on the oil and gas prices used in the reserves estimate.  We based our December 31, 2010, reserves estimates on a 12-month average commodity price, unless contractual arrangements designated the price to be used, in accordance with Securities and Exchange Commission rules.  However, oil and gas prices are volatile and, as a result, our reserves estimates will change in the future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Price Risk

Substantially all of our gas in Poland is sold to PGNiG or its affiliates under contracts that extend for the life of each field.  Prices are determined contractually and, in the case of our producing wells in Poland, are tied to published tariffs.  The tariffs are set from time to time by the public utility regulator in Poland.  Although we are not directly subject to such tariffs, we have elected to link our price to these tariffs in our contracts with PGNiG.  We expect that the prices we receive in the short term for gas we produce will be lower than would be the case in an unregulated setting and may be lower than prevailing western European prices.  We believe it is more likely than not that, over time, the end user gas price in Poland will converge with the average price in Europe.

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

Foreign Currency Risk

We enter into various agreements in Poland denominated in the Polish zloty.  The Polish zloty is subject to exchange-rate fluctuations that are beyond our control.  During 2010, the zloty fluctuated between a low of 2.74 zlotys per U.S. dollar to a high of 3.49 zlotys per U.S. dollar.  Variations in exchange rates affect the U.S. dollar-denominated amount of revenue we receive in Polish zlotys.  As the U.S. dollar strengthens relative to the zloty, our U.S. dollar-denominated revenue received in Polish zlotys declines; conversely, when the U.S. dollar weakens relative to the zloty, our U.S. dollar-denominated revenue received in Polish zlotys increases.  Should exchange rates in effect during early 2011 continue throughout the year, we expect the exchange rates to have a slightly positive impact on our U.S. dollar-denominated revenues compared to 2010.

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

During October 2008, we drew down the remaining $14 million available under our then-existing senior credit facility to ensure that we had the necessary capital on hand to meet existing commitments.  At the same time, we purchased approximately $13.9 million in Polish zloty forward contracts.  These contracts matured at the end of each month, beginning in October 2008 and concluding in March 2009.  The rate for each of the contracts was 2.50 zlotys per U.S. dollar, which at the time was a 52-week low for the zloty.  Due to rapidly deteriorating exchange rates during the final two months of 2008, these contracts, coupled with other transaction losses, caused us to record foreign exchange transaction losses during the year of $2.5 million.  As of year-end 2008, we had three outstanding contracts denominated in U.S. dollars as follows: $2.5 million that matured January 30, 2009; $2.1 million that matured February 27, 2009; $1.1 million that matured March 31, 2009.  In connection with these outstanding contracts, we recorded a loss of approximately $888,000 when we marked them to market at December 31, 2008, when the exchange rate was 2.96 zlotys per U.S. dollar.  During 2009, we recorded additional losses of $1.4 million related to these contracts.  We did not enter into any currency hedging arrangements during 2010.

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
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information from our definitive proxy statement for our 2011 annual meeting of stockholders under the captions “Corporate Governance,” “Proposal 1. Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information from our definitive proxy statement for our 2011 annual meeting of stockholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information from our definitive proxy statement for our 2011 annual meeting of stockholders under the captions “Principal Stockholders” and “Equity Compensation Plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

The information from our definitive proxy statement for our 2011 annual meeting of stockholders under the captions “Certain Relationships and Related-Party Transactions” and “Director Independence” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information from our definitive proxy statement for our 2011 annual meeting of stockholders under the caption “Relationship with Independent Auditors” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this report or incorporated herein by reference.

1.	Financial Statements. See the following beginning at page F-1:

Page
Management’s Report on Internal Control over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-4
Consolidated Statements of Operations for the Years Ended
December 31, 2010, 2009, and 2008	F-6
Consolidated Statements of Comprehensive Loss for the Years Ended
December 31, 2010, 2009, and 2008	F-7
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2010, 2009, and 2008	F-8
Consolidated Statement of Stockholders’ Equity (Deficit) for the Years
Ended December 31, 2010, 2009, and 2008	F-9
Notes to the Consolidated Financial Statements	F-10

2.	Supplemental Schedules. The supplemental schedules have been omitted because they are not applicable or the required information is otherwise included in the accompanying consolidated financial statements and the notes thereto.

3.	Exhibits. The following exhibits are included as part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.01	Restated and Amended Articles of Incorporation	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 2000, filed November 7, 2000.
3.03	Articles of Amendment to the Restated Articles of Incorporation of FX Energy, Inc.	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2005, filed March 14, 2006.
3.04	Amendment to Articles of Incorporation Revising and Restating Designation of Rights, Privileges, and Preferences of Series A Preferred Stock	Incorporated by reference from the quarterly report on Form 10-Q for the period ended June 30, 2007, filed August 8, 2007.
3.05	Bylaws of FX Energy, Inc., as amended May 24, 2010	Incorporated by reference from the current report on Form 8-K filed June 8, 2010.

Exhibit Number*	Title of Document	Location

Item 4	Instruments Defining the Rights of Security Holders
4.01	Specimen Stock Certificate	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
4.04	Rights Agreement dated as of April 4, 2007, between FX Energy, Inc. and Fidelity Transfer Company	Incorporated by reference from the quarterly report on Form 10-Q for the period ended June 30, 2007, filed August 8, 2007.

4.05	Amendment to Rights Agreement dated as of March 7, 2011	This filing.

Item 10	Material Contracts
10.26	Frontier Oil Exploration Company 1995 Stock Option and Award Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.27	FX Energy, Inc. 1996 Stock Option and Award Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.28	FX Energy, Inc. 1997 Stock Option and Award Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.29	FX Energy, Inc. 1998 Stock Option and Award Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.53
Agreement on Cooperation in Exploration of Hydrocarbons on Foresudetic Monocline dated April 11, 2000, between Polskie Gornictwo Naftowe I Gazownictwo S.A. (POGC) and FX Energy Poland, Sp. z o.o. relating to Fences I project area

Incorporated by reference from the current report on Form 8-K filed May 2, 2000.
10.59	Sales / Purchase Agreement Special Provisions between Plains Marketing Canada, L.P. and FX Drilling Company Inc. agreed April 29, 2002	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2002, filed March 27, 2003.
10.60	Form of Non-Qualified Stock Option awarded August 14, 2002, with related schedule**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2002, filed March 27, 2003.
10.62	Agreement Regarding Cooperation within the Poznan Area (Fences II) entered into January 8, 2003, by and between Polskie Gornictwo Naftowe i Gazownictwo S.A. and FX Energy Poland Sp. z o.o.	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2002, filed March 27, 2003.

Exhibit Number*	Title of Document	Location

10.63	Settlement Agreement Regarding the Fences I Area entered into January 8, 2003, by and between Polskie Gornictwo Naftowe i Gazownictwo S.A. and FX Energy Poland Sp. z o.o.	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2002, filed March 27, 2003.
10.64	Farmout Agreement Entered into by and between FX Energy Poland Sp. z o.o. and CalEnergy Power (Polska) Sp. z o.o. covering the “Fences Area” in the Foresudetic Monocline made as of January 9, 2003	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2002, filed March 27, 2003.
10.67	FX Energy, Inc. 1999 Stock Option and Award Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.68	FX Energy, Inc. 2000 Stock Option and Award Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.69	FX Energy, Inc. 2001 Stock Option and Award Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.70	FX Energy, Inc. 2003 Long-Term Incentive Plan	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004.
10.74	Greater Zaniemysl Area Agreement made as of March 12, 2004, among FX Energy Poland Sp. z o.o. and CalEnergy Resources Poland Sp. z o.o.	Incorporated by reference from the quarterly report on Form 10-Q for the period ended March 31, 2004, filed May 11, 2004.
10.75	Form of Indemnification Agreement between FX Energy, Inc. and directors and officers with related schedule**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2008, filed March 16, 2009.
10.77	Description of compensation arrangement with executive officers and directors**	This filing.
10.78	Form of Employment Agreement with related schedule**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.79	Change in Control Compensation Agreement with related schedule**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.81	FX Energy, Inc. 2004 Long-Term Incentive Plan**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2004, filed March 15, 2005.
10.82	Letter of Engagement, H. Allen Turner, dated February 14, 2007	Incorporated by reference from the current report on Form 8-K filed February 20, 2007.

Exhibit Number*	Title of Document	Location

10.84	Common Stock Purchase Warrant dated November 17, 2006	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.87	Restated FX Energy, Inc. 401(k) Stock Bonus Plan dated January 25, 2007**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.89	Agreement No. PL/012216736/05-0030/DH/HB for the Sale of Natural Gas between FX Energy Poland Sp. z o.o. and Polskie Górnictwo Naftowe i Gazownictwo S.A., dated December 8, 2005	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.90	Agreement for the Sale of Wellhead Natural Gas between FX Energy Poland Sp. z o.o. and PL Energia S.A., dated January 26, 2007	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2006, filed March 13, 2007.
10.91	Form of Stock Purchase Agreement	Incorporated by reference from the current report on Form 8-K filed July 5, 2007.
10.92	Exhibit 10.92, Amendment and Reconfirmation of Supplemental Indemnification Agreement between FX Energy, Inc. and Dennis B. Goldstein	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2008, filed March 16, 2009.
10.93	Agreement No. for the Sale of Natural Gas between FX Energy Poland Sp. z o.o. and Polskie Górnictwo Naftowe i Gazownictwo S.A., dated June 19, 2009	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2009, filed March 17, 2010.
10.94	Executive Incentive Royalty Agreement and related schedule**	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2009, filed March 17, 2010.
10.95
USD 55,000,000 Senior Reserve Base Lending Facility Agreement among FX Energy Poland Sp. z o.o., FX Energy, Inc., FX Energy Netherlands Partnership C.V., FX Energy Netherlands B.V., The Royal Bank of Scotland Plc, ING Bank N.V., and KBC Bank NV dated August 5, 2010

Incorporated by reference from the current report on Form 8-K filed August 11, 2010
10.96	Intercreditor Deed among FX Energy Poland Sp. z o.o., The Royal Bank Of Scotland Plc, and the subordinated lenders dated August 5, 2010	Incorporated by reference from the current report on Form 8-K filed August 11, 2010
10.97
Deed of Pledge of Registered Shares among Frontier Exploration Company and FX Drilling Company, Inc., in their capacity of general partners of FX Energy Netherlands Partnership C.V.; The Royal Bank of Scotland Plc; and FX Energy Netherlands B.V., dated August 6, 2010

Incorporated by reference from the current report on Form 8-K filed August 11, 2010

Exhibit Number*	Title of Document	Location

10.98	Placement Agent Agreement between FX Energy, Inc., and Pritchard Capital Partners, LLC, with exhibits, including Form of Subscription Agreement	Incorporated by reference from the current report on Form 8-K filed December 9, 2010.
10.99	At-The-Market Issuance Sales Agreement with McNicoll, Lewis & Vlak, LLC	Incorporated by reference from the current report on Form 8-K filed December 23, 2010.

Item 21	Subsidiaries of the Registrant
21.01	Schedule of Subsidiaries	Incorporated by reference from the annual report on Form 10-K for the period ended December 31, 2007, filed March 10, 2008.

Item 23	Consents of Experts and Counsel
23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	This filing.
23.02	Consent of Hohn Engineering PLLC, Petroleum Engineers	This filing.
23.03	Consent of RPS Energy, Petroleum Engineers	This filing.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	This filing.
32.02	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer)	This filing.

Item 99	Additional Exhibits
99.01	Evaluation of Polish Gas Assets of RPS Energy, Petroleum Engineers	This filing.

99.02	Appraisal of Certain Properties of Hohn Engineering PLLC, Petroleum Engineers	This filing.

99.03	Evaluation of the Lisewo Discovery of RPS Energy, Petroleum Engineers	This filing.

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

FX ENERGY, INC. (Registrant)

Dated: March 7, 2011	By:	/s/ David N. Pierce
David N. Pierce
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Thomas B. Lovejoy
Dated: March 7, 2011	Thomas B. Lovejoy, Director

/s/ David N. Pierce
Dated: March 7, 2011	David N. Pierce, Director, President,
and Principal Executive Officer

/s/ Dennis B. Goldstein
Dated: March 7, 2011	Dennis B. Goldstein, Director

/s/ Arnold S. Grundvig, Jr.
Dated: March 7, 2011	Arnold S. Grundvig, Jr., Director

/s/ Jerzy B. Maciolek
Dated: March 7, 2011	Jerzy B. Maciolek, Director

/s/ Richard Hardman
Dated: March 7, 2011	Richard Hardman, Director

/s/ H. Allen Turner
Dated: March 7, 2011	H. Allen Turner, Director

/s/ Clay Newton
Dated: March 7, 2011	Clay Newton, Principal Financial and
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

As of the end of the Company’s 2010 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010, was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, as stated in its report appearing on pages F-2 and F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
 of FX Energy, Inc. and its subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of cash flows and of stockholders’ equity (deficit) present fairly, in all material respects, the financial position of FX Energy, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
March 7, 2011

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2010 and 2009
(in thousands)

	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$19,740	$4,225
Receivables:
Accrued oil and gas sales	2,617	2,875
Joint interest and other receivables	2,013	918
VAT receivable	392	--
Inventory	242	232
Other current assets	293	394
Total current assets	25,297	8,644

Property and equipment, at cost:
Oil and gas properties (successful efforts method):
Proved	38,528	32,700
Unproved	3,320	3,403
Other property and equipment	8,853	7,654
Gross property and equipment	50,701	43,757
Less accumulated depreciation, depletion and amortization	(12,327)	(11,466)
Net property and equipment	38,374	32,291

Other assets:
Certificates of deposit	406	406
Loan fees	2,527	729
Total other assets	2,933	1,135

Total assets	$66,604	$42,070

-Continued-

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2010 and 2009
(in thousands, except share data)
-Continued-

	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,742	$3,569
VAT payable	--	575
Accrued liabilities	1,343	1,048
Total current liabilities	7,085	5,192

Long-term liabilities:
Notes payable	35,000	25,000
Asset retirement obligation	682	1,133
Total long-term liabilities	35,682	26,133

Total liabilities	42,767	31,325

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of
December 31, 2010 and 2009; no shares outstanding	--	--
Common stock, $0.001 par value, 100,000,000 shares authorized as of
December 31, 2010 and 2009; 45,284,527 and 43,037,540 shares issued
and outstanding as of December 31, 2010 and 2009, respectively	45	43
Additional paid-in capital	171,167	160,594
Cumulative translation adjustment	14,013	10,738
Accumulated deficit	(161,388)	(160,630)
Total stockholders’ equity	23,837	10,745

Total liabilities and stockholders’ equity	$66,604	$42,070

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2010, 2009, and 2008
(in thousands, except per share amounts)

	2010	2009	2008

Revenues:
Oil and gas sales	$22,914	$12,772	$13,494
Oilfield services	2,099	1,892	4,347
Total revenues	25,013	14,664	17,841
Operating costs and expenses:
Lease operating expenses	3,473	3,478	3,441
Exploration costs	3,038	4,829	15,389
Impairment of oil and gas properties	564	1,864	14,746
Asset retirement obligation gain	(264)	(529)	--
Oilfield services costs	1,550	1,412	2,751
Depreciation, depletion and amortization (DD&A)	2,626	1,602	1,720
Accretion expense	92	41	84
Stock compensation	1,379	1,693	2,367
Bad debt expense	--	--	460
General and administrative costs (G&A)	7,973	7,257	7,030
Total operating costs and expenses	20,431	21,647	47,988
Operating income (loss)	4,582	(6,983)	(30,147)

Other income (expense):
Interest expense	(1,936)	(654)	(672)
Interest and other income	829	54	394
Foreign exchange gain (loss)	(4,233)	7,053	(24,279)
Total other income (expense)	(5,340)	6,453	(24,557)

Net loss	$(758)	$(530)	$(54,704)

Basic and diluted net loss per common share	$(0.02)	$(0.01)	$(1.35)

Basic and diluted weighted average number
of shares outstanding	43,387	42,529	40,420

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
For the years ended December 31, 2010, 2009, and 2008
(in thousands)

	2010	2009	2008

Net loss	$(758)	$(530)	$(54,704)

Other comprehensive income (loss)
Foreign currency translation adjustment	3,275	(6,399)	13,584
Increase (decrease) in market value of marketable securities	--	--	1

Comprehensive income (loss)	$2,517	$(6,929)	$(41,119)

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2010, 2009, and 2008
(in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(758)	$(530)	$(54,704)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation, depletion and amortization	2,626	1,602	1,720
Impairment of oil and gas properties	564	1,864	14,746
Accretion expense	92	41	84
(Gain) loss on property dispositions	--	--	(5)
Stock compensation	1,379	1,693	2,367
Foreign exchange (gains) losses	4,238	(8,296)	22,306
Common stock issued for services (G&A)	636	694	498
Asset retirement obligation gain	(264)	(529)	--
Loan fee amortization	971	242	210
Increase (decrease) from changes in working capital items:
Receivables	(1,809)	1,682	(3,056)
Inventory	(10)	(21)	(33)
Other current assets	101	58	(85)
Other assets	(143)	(128)	(136)
Accounts payable and accrued liabilities	(289)	(4,025)	1,840
Asset retirement obligations settled	(85)	(176)	--
Net cash provided by (used in) operating activities	7,249	(5,829)	(14,248)

Cash flows from investing activities:
Additions to oil and gas properties	(6,475)	(7,666)	(21,808)
Additions to other property and equipment	(1,339)	(983)	(1,077)
Additions to marketable securities	--	(11)	(186)
Proceeds from maturities of marketable securities	--	4,661	11,284
Proceeds from sale of assets	--	--	15
Net cash used in investing activities	(7,814)	(3,999)	(11,772)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	8,403	--	--
Proceeds from notes payable, net of deferred loan fees	32,532	--	25,000
Payments of notes payable	(25,000)	--	--
Proceeds from loan related to auction-rate securities	--	--	3,354
Payments on loan related to auction-rate securities	--	(2,808)	(546)
Proceeds from exercise of stock options and warrants	157	132	12,313
Net cash provided by (used in) financing activities	16,092	(2,676)	40,121

Effect of exchange rate changes on cash	(12)	141	(1,775)

Net increase (decrease) in cash	15,515	(12,363)	12,326
Cash and cash equivalents at beginning of year	4,225	16,588	4,262

Cash and cash equivalents at end of year	$19,740	$4,225	$16,588

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Deficit)
For the years ended December 31, 2010, 2009, and 2008
(in thousands)

		Common Stock			Accumulated		Total
			$0.001	Additional	Other		Stockholders’
	Preferred	Shares	Par	Paid-in	Comprehensive	Accumulated	Equity
	Stock	Issued	Value	Capital	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2007	--	38,196	$38	$142,901	$(1)	$(105,396)	$37,542
Common stock issued for services and other	--	488	--	498	--	--	498
Exercise of stock options and warrants	--	3,519	4	12,309	--	--	12,313
Stock compensation	--	--	--	2,367	--	--	2,367
Cumulative translation adjustment due to
change in functional currency
at October 1, 2008	--	--	--	--	3,553	--	3,553
Other comprehensive income	--	--	--	--	13,585	--	13,585
Net loss for year	--	--	--	--	--	(54,704)	(54,704)
Balance as of December 31, 2008	--	42,203	$42	$158,075	$17,137	$(160,100)	$15,154
Common stock issued for services and other	--	610	1	694	--	--	695
Exercise of stock options and warrants	--	225	--	132	--	--	132
Stock compensation	--	--	--	1,693	--	--	1,693
Other comprehensive income	--	--	--	--	(6,399)	--	(6,399)
Net loss for year	--	--	--	--	--	(530)	(530)
Balance as of December 31, 2009	--	43,038	$43	$160,594	$10,738	$(160,630)	$10,745
Issuance of common stock	--	1,500	1	8,402	--	--	8,403
Common stock issued for services and other	--	594	1	635	--	--	636
Exercise of stock options and warrants	--	153	--	157	--	--	157
Stock compensation	--	--	--	1,379	--	--	1,379
Other comprehensive income	--	--	--	--	3,275	--	3,275
Net loss for year	--	--	--	--	--	(758)	(758)
Balance as of December 31, 2010	--	45,285	$45	$171,167	$14,013	$(161,388)	$23,837

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Note 1:  Summary of Significant Accounting Policies

Organization

FX Energy, Inc., a Nevada corporation, and its subsidiaries (collectively referred to hereinafter as “us,” “we,” “our,” or “the Company”), is an independent oil and gas exploration and production company with principal production, reserves, and exploration in Poland and oil production and oilfield service activities in the United States.  In Poland, we have projects involving the exploration and exploitation of oil and gas prospects in partnership with the Polish Oil and Gas Company (“PGNiG”), other industry partners, and for our own account.  In the United States, we explore for and produce oil from fields in Montana and Nevada, and we have an oilfield services company in northern Montana that performs contract drilling and well-servicing operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and its undivided interests in Poland.  All significant intercompany accounts and transactions have been eliminated in consolidation.  At December 31, 2010, we owned 100% of the voting common stock or other equity securities of our subsidiaries.

Cash and Cash Equivalents and Marketable Securities

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  We determine the appropriate classification of our investments in cash and cash equivalents and marketable securities at the time of purchase and reevaluate such designation at each balance sheet date.

Fair Value of Financial Instruments and Nonfinancial Assets and Liabilities

The carrying amounts of our financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities.  The accounting standards for fair value measurements provide for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis.

Concentration of Credit Risk

The majority of our receivables are within the oil and gas industry, primarily from the purchasers of our oil and gas, and fees generated from oilfield services and our industry partners.  Substantially all of our domestic receivables are with Cenex, a regional refiner and marketer, and substantially all of our Polish receivables are with PGNiG or one of its affiliates.  The receivables are not collateralized.  To date, we have experienced minimal bad debts and have no allowance for doubtful accounts at December 31, 2010 and 2009.  The majority of our cash and cash equivalents are held by four financial institutions in Utah, Montana, and Poland.

Derivative Instruments

Accounting standards require derivative instruments to be recognized as either assets or liabilities in the balance sheet at fair value.  The accounting for changes in the fair value of derivative instruments depends on their intended use and resulting hedge designation.  For derivative instruments designated as hedges, the changes in fair value are recorded in the balance sheet as a component of accumulated other comprehensive income.  Changes in the fair value of derivative instruments not designated as hedges are recorded in the Consolidated Statements of Operations, generally as a component of interest and other income (expense).  At December 31, 2010 and 2009, we had no derivative instruments designated as hedges.

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

During 2010, production ceased at our Kleka well in western Poland.  We impaired the remaining capitalized costs of the well of $564,000.  During 2009, production ceased at our Wilga well in eastern Poland.  We impaired the remaining capitalized costs of the well of $1,864,000.

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

During 2010, we recorded a gain of approximately $772,000 attributable to the sale of tubing associated with our Grundy-1 well, which was drilled and abandoned during 2008.  The gain is included in interest and other income.

The following table reflects the net changes in capitalized exploratory well costs, which are capitalized pending the determination of proved reserves, during 2010, 2009, and 2008.

	December 31,
	2010	2009	2008
		(In thousands)
Beginning balance at January 1	$--	$2,390	$669
Additions to capitalized exploratory well costs
pending the determination of proved reserves	3,614	1,766	2,390
Reclassifications to wells, facilities and equipment
based on the determination of proved reserves	--	(4,156)	--
Capitalized exploratory well costs charged to expense	--	--	(669)
Ending balance at December 31	$3,614	$--	$2,390

The 2010 activity includes costs associated with the Lisewo-1 well, which was drilling at year-end 2010 and was determined to be a commercial well subsequent to year-end.  Activity during 2009 and 2008 included costs associated with the Kromolice-2 well, which was drilling at year-end 2008.  During 2009, the well was completed for production, and the determination of proved reserves was made.  The 2008 charge to expense of $669,000 was related to the Grundy well in Poland, the costs of which were impaired in 2008.

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

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation, is summarized as follows:

			Estimated
	December 31,		Useful Life
	2010	2009	(in years)
	(In thousands)
Other property and equipment:
Drilling rigs	$7,104	$5,980	6
Other vehicles	424	355	5
Building	110	110	40
Office equipment and furniture	1,215	1,209	3 to 6
Total cost	8,853	7,654
Accumulated depreciation	(6,039)	(5,355)
Net other property and equipment	$2,814	$2,299

Supplemental Disclosure of Cash Flow Information

Noncash investing and financing transactions not reflected in the consolidated statements of cash flows include the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Noncash investing transactions:
Additions to properties included in current liabilities	$2,930	$327	$1,927

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash paid for interest:
Cash paid during the year for interest	$801	$415	$418

Cash paid for interest in 2010 and 2008 includes $149,177 and $188,715, respectively, in commitment fees on our Senior Facility Agreements.

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

We did not have any unrecognized tax benefits at December 31, 2010.  We are subject to audit in the United States by the Internal Revenue Service and various states for the prior three years and in Poland by Polish tax authorities for the prior five years.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.  Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  No tax-related interest expense was recognized during the year ended December 31, 2010.

Subsequent Events

We have evaluated subsequent events after the balance sheet date of December 31, 2010, through the time of filing with the Securities and Exchange Commission.

New Accounting Standards

In January 2010, the Financial Accounting Standards Board issued new standards intended to improve disclosures about fair value measurements.  The new standards require details of transfers in and out of Level 1 and 2 fair value measurements and the gross presentation of activity within the Level 3 fair value measurement roll forward.  The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements.  We adopted these new rules effective January 1, 2010, except for the gross presentation of the Level 3 fair value measurement roll forward, which we adopted December 31, 2010.

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

Foreign Operations

Effective October 1, 2008, we changed the functional currency of our Polish subsidiary from the U.S. dollar to the Polish zloty.  The change in functional currency for the Polish subsidiary affects the amounts reported for Polish assets, liabilities, revenues, and expenses from those that would be reported had the U.S. dollar been maintained as the functional currency.  The differences depend on changes in period-average and period-end exchange rates.  Translation adjustments result from the process of translating the Polish subsidiary’s financial statements into the U.S. dollar reporting currency.  Translation adjustments are not included in determining net income but are reported separately and accumulated in other comprehensive income.  The accounting basis of the assets and liabilities of FX Energy Poland, our wholly owned subsidiary, is adjusted to reflect the difference between the exchange rate when the asset or liability was first recorded and the exchange rate on the date of the change.  Upon the change in functional currency, we recorded a cumulative translation adjustment (“CTA”) of approximately $3.6 million.  At December 31, 2010 and 2009, the CTA balance was $14.0 million and $10.7 million, respectively.  Because of the fluctuation in exchange rates between reporting periods and changes in certain account balances, the CTA will change from period to period.

During 2010, we identified a misclassification between intercompany equity and intercompany debt.  This misclassification resulted in an overstatement of foreign exchange loss of $145,000 in 2008 and an overstatement of foreign exchange gain of $29,000 in 2009 with corresponding misstatements in the cumulative translation adjustment.  This error had no impact on total stockholders' equity (deficit) or the Statement of Cash Flows.  The net impact of correcting this error in the fourth quarter of 2010 resulted in a decrease in the cumulative translation adjustment and a decrease in foreign exchange loss and net loss of $116,000 with no impact to earnings per share.  We concluded that the impact of the error is immaterial to the financial statements in the periods in which it occurred as well as to the period in which it was corrected.

During 2010, we recorded foreign currency transaction losses of approximately $4.2 million.  We recorded a loss of approximately $4.2 million attributable to increases in the amount of Polish zlotys necessary for FX Energy Poland to satisfy outstanding intercompany dollar-denominated loans and unpaid interest to FX Energy, Inc, as well as dollar-denominated notes payable held by FX Energy Poland.  There was a corresponding credit to other comprehensive income for the losses attributable to the dollar-denominated loans, notes payable, and unpaid interest, which was then offset by translation adjustments of approximately $1.0 million related to our other balance sheet accounts as discussed above.  The total amount of outstanding intercompany loans and accrued interest at December 31, 2010, was approximately $103 million.

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

The following table provides a summary of changes in CTA (in thousands) for the years ended December 31, 2010 and 2009:

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Beginning balance	$10,738	$17,137
Increase (decrease) related to losses (gains)
on dollar-denominated loans and notes payable	4,238	(8,297)
Increase (decrease) related to translation adjustments	(963)	1,898
Ending balance	$14,013	$10,738

Future transaction gains or losses may be significant given the amount of dollar-denominated intercompany loans and notes payable and the volatility of exchange rates.  Future translation adjustments will also vary in concert with changes in exchange rates.  These gains, losses, and adjustments are noncash items for U.S. reporting purposes and have no impact on our actual zloty-based revenues and expenditures in Poland.

We enter into various agreements in Poland denominated in the Polish zloty, which is subject to exchange-rate fluctuations.  Our policy is to reduce currency risk by, under ordinary circumstances, transferring dollars to zlotys or fixing the exchange rate for future transfers of dollars to zlotys, on or about the occasion of making any significant commitment payable in Polish currency, taking into consideration the future timing and amounts of committed costs and the estimated timing and amounts of zloty-based revenues.  We do not use derivative financial instruments for trading or speculative purposes.  We have used forward-purchase contracts to buy zlotys at specified exchange rates.  The fair value of these contracts is estimated based on period-end quoted market prices, and the resulting asset and expense are recognized in the consolidated financial statements.  As of December 31, 2010 and 2009, there were no outstanding zloty forward-purchase contracts.

The change in functional currency will have no impact on our actual zloty-based revenues and expenditures in Poland.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions or if different assumptions had been used.  We evaluate our estimates and assumptions on a regular basis.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates and assumptions used in preparation of our financial statements.  The most significant estimates with regard to these financial statements relate to the provision for income taxes, including uncertain tax positions, stock-based compensation, future development and abandonment costs, estimates to certain oil and gas revenues and expenses, and estimates of proved oil and natural gas reserve quantities used to calculate depletion, depreciation, and impairment of proved oil and natural gas properties and equipment.

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

Outstanding options, warrants, and unvested restricted stock as of December 31, 2010, 2009, and 2008, were as follows:

	Options, Warrants and
	Unvested Restricted Stock	Price Range

Balance sheet date:
December 31, 2010	1,578,730	$0.00 - $10.65
December 31, 2009	2,209,976	$0.00 - $10.65
December 31, 2008	2,694,862	$0.00 - $10.65

We recorded net losses in 2010, 2009, and 2008.  The above options, warrants, and unvested restricted stock were not included in the computation of diluted earnings per share for the years presented because the effect would have been antidilutive.

Note 2:  Asset Retirement Obligation

We account for future site restoration costs by recording a liability for the fair value of asset retirement obligations (“ARO”) when incurred, which is typically at the time the assets are placed in service.  Amounts recorded for the related assets are increased by the amount of these obligations.  Over time, the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the useful lives of the related assets.  We use an expected cash flow approach to estimate our asset retirement obligations.  We recorded accretion expense of $91,624, $41,296, and $83,739 in 2010, 2009, and 2008, respectively.  At December 31, 2010, there were no assets legally restricted for purposes of settling asset retirement obligations.

Following is a reconciliation of the yearly changes in the asset retirement obligation at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)
Asset retirement obligations:
Beginning balance	$1,492	$1,932
Current year additions	--	193
Current year revisions	(343)	(529)
Liabilities settled	(7)	(169)
Foreign exchange adjustments	(30)	24
Accretion expense	92	41
Ending balance	$1,204	$1,492

When the present value of a future asset retirement obligation changes due to the increase or decrease of the estimated plugging costs of that asset, we adjust the related asset retirement cost.  During both 2010 and 2009, the economic lives of our United States oil wells were increased, as higher oil prices resulted in more economic barrels.  This change resulted in a decrease in the net present value of the retirement obligations, which in turn resulted in gains associated with those obligations, as the related asset retirement costs had been previously written off.

Note 3:  Other Assets

As of December 31, 2010 and 2009, we had reclamation bonds with federal and state agencies with face amounts of $731,500, which were collateralized by certificates of deposit totaling $381,500.  In addition, there are certificates of deposit totaling $25,000 covering performance bonds in other states.

Note 4:  Accrued Liabilities

Our accrued liabilities as of December 31, 2010 and 2009, were comprised of the following:

	December 31,
	2010	2009
	(In thousands)
Accrued liabilities:
Credit facility commitment fees	$79	$--
Partner share of oil & gas revenue and joint operating costs	--	127
Compensation-related costs	533	449
Interest expense	78	15
Current portion of asset retirement obligation	522	359
Oilfield equipment installment note	131	98
Total	$1,343	$1,048

Note 5:  Notes Payable

On August 5, 2010, we refinanced our existing facility by executing an expanded credit facility with The Royal Bank of Scotland, ING Bank N.V., and KBC Bank NV.  The expanded credit facility calls for a periodic interest rate of LIBOR plus an interest margin of 4.0% and has a term of five years, with semi-annual borrowing base reductions of $11 million each beginning on June 30, 2013.  The expanded credit facility is an interest-only facility until June 2013.  Unamortized deferred financing costs of approximately $577,000 associated with our prior credit facility were charged to interest expense during the third quarter of 2010.  Payment of the expanded credit facility is secured by our assets in Poland and guaranteed by the Company.  As of December 31, 2010, the total amount drawn under the expanded credit facility was $35 million.  The year-end 2010 interest rate was 4.26% per annum.

We have access to $40 million under the expanded credit facility until our Kromolice-1, Sroda-4, and Kromolice-2 wells have been on production for 30 days, at which time the full $55 million becomes available.  Proceeds from the expanded credit facility are intended to support our development, production, and operating activities in Poland.

In consideration for the expanded credit facility, we paid various arrangement, structuring, legal, and other fees totaling approximately $2.5 million.  These fees, which were paid by increasing the amount of debt drawn under the expanded credit facility, have been capitalized as deferred financing costs and are being amortized over the five-year term of the loan, beginning in the third quarter of 2010.  An annual unused commitment fee of one-half of the applicable interest margin is charged quarterly based on the average daily unused portion of the expanded credit facility.  There are no financial covenants associated with the expanded credit facility.  The carrying value of the long-term debt at December 31, 2010, approximates its fair value.

The following table provides a summary of changes in notes payable (in thousands):

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Beginning balance	$ 25,000	$ 25,000
Payments of notes payable	(25,000)	--
Proceeds from borrowing	35,000	--
Ending balance	$ 35,000	$ 25,000

The borrowing base is redetermined twice a year, based on reserve volumes and values estimated by independent engineers as of the last day of the prior year.  Our last redetermination was completed in December 2010, with no change in the borrowing base amount.

Note 6:  Commitments and Contingencies

On December 20, 2010, the United States District Court for the District of Utah dismissed all claims in the matter Leilani York, derivatively on behalf of nominal defendant FX Energy, Inc., plaintiff, v. David N. Pierce, Dennis B. Goldstein, Arnold S. Grundvig, Jr., Richard Hardman, Tom Lovejoy, Jerzy Maciolek, Clay Newton, Andrew W. Pierce, and David Worrell, defendants, and FX Energy, Inc., nominal defendant, case no. 2:08-cv-00143, which asserted derivative claims on our behalf against certain of our current and former directors and certain of our current and former executive officers.

Note 7:  Fair Value Measurements and Marketable Securities

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

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  We had no Level 3 assets as of December 31, 2010 or 2009.

Recurring Fair Value

The following tables set forth the financial assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy.  We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.

Assets and liabilities measured at fair value on a recurring basis consisted of the following as of December 31, 2010 and 2009 (in thousands):

December 31,
	2010	Level 1(1)	Level 2(2)	Level 3(3)

Cash equivalents:
Money market funds	$ 8,290	$ 8,290	--	--

	December 31,
	2009	Level 1(1)	Level 2(2)	Level 3(3)

Cash equivalents:
Money market funds	$ 783	$ 783	--	--
Treasury bills	254	254	--	--
_______________
(1)	Quoted prices in active markets for identical assets.
(2)	Significant other observable inputs.
(3)	Significant unobservable inputs.

Liabilities

At December 31, 2008, we had three outstanding zloty forward-purchase contracts denominated in U.S. dollars as follows: $2,500,000 that matured January 30, 2009; $2,100,000 that matured February 27, 2009; and $1,100,000 that matured March 31, 2009.  All contracts were settled on their maturity dates.

Note 8:  Income Taxes

We recognized no income tax benefit from the losses generated during 2010, 2009, and 2008.  The components of the net deferred tax asset as of December 31, 2010 and 2009, are as follows:

	December 31,
	2010	2009
	(In thousands)

Deferred tax liability:
Property and equipment basis differences	$(977)	$(577)
Deferred tax asset:
Net operating loss carryforwards:
United States	31,503	31,411
Poland	3,058	6,396
Oil and gas properties	2,802	4,807
Accrued interest expense	7,078	6,492
Foreign exchange translation losses	3,787	2,675
Options issued for services	423	1,194
Asset retirement obligation	305	411
Valuation allowance	(47,979)	(52,809)
Total	$--	$--

The change in the valuation allowance during 2010, 2009, and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Valuation allowance:
Balance, beginning of year	$(52,809)	$(50,217)	$(36,938)
Change in property and equipment basis differences	2,405	2,288	(6,193)
Decrease (increase) due to foreign exchange translation loss	(1,112)	1,376	(4,051)
Change in accrued interest expense	(586)	(2,223)	(4,269)
Decrease (increase) due to net operating loss	3,246	(4,405)	1,465
Other	877	372	(231)
Total	$(47,979)	$(52,809)	$(50,217)

Accounting standards require that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Our ability to realize the benefit of our deferred tax asset will depend on the generation of future taxable income through profitable operations through expansion of our oil and gas producing activities.  The risks associated with that growth requirement are considerable, resulting in our conclusion that a full valuation allowance be provided at December 31, 2010, 2009, and 2008.  Due to the full valuation allowance, our effective income tax rate for all three years was zero percent.  The statutory rate was increased by permanent differences relating to changes associated with stock options and that tax treatment of interest income, and reduced by adjustments for net operating losses expiring, exchange rate differences, and changes to deferred taxes related to temporary differences.

United States NOL

At December 31, 2010, we had net operating loss (“NOL”) carryforwards in the United States of approximately $84,460,000 available to offset future taxable income.  The carryforwards begin to expire in 2011 and will fully expire in 2030.  The utilization of the NOL carryforwards against future taxable income in the United States may become subject to an annual limitation if there is a change in ownership.  The NOL carryforwards in the United States include $23,128,000 relating to tax deductions resulting from the exercise of stock options.  The tax benefit from adjusting the valuation allowance related to this portion of the NOL carryforward will be credited to additional paid-in capital.

Polish NOL

As of December 31, 2010, we had NOL carryforwards in Poland totaling approximately $16,092,000.  The NOLs begin to expire in 2011 and will be fully expired in 2013.  The normal carryforward period in Poland is five years.  However, in any given year, no more than 50% of the NOL carryforward may be applied against Polish income in succeeding years.

The following table lists the years of expiration for our net operating losses:

	United States	Poland
	(In thousands)
Year of NOL expiration:
2011	$8,368	$	$ 5,302
2012	4,995		--
2013	6,145		10,790
2014	2,938		--
2015 and thereafter	62,014		--

The domestic and foreign components of our net loss are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Domestic	$(4,433)	$(8,727)	$(11,230)
Foreign	3,675	8,197	(43,474)
Total	$(758)	$(530)	$(54,704)

Note 9:  Stockholders’ Equity

In December 2010, we sold 1,500,000 shares of common stock in a registered-direct offering at a price of $6.00 per share.  After offering costs, our net proceeds from the offering were $8,403,000.

Also during 2010, option holders exercised a total of 39,507 outstanding options at a price of $3.98 per share, resulting in proceeds to us of $157,000.  Additionally, option holders exercised a total of 598,602 outstanding options at prices ranging from $3.14 to $3.98 per share by surrendering currently owned shares to pay the exercise price.  As a result of this exercise, we issued 152,892 incremental shares.

In 2009, option holders exercised a total of 55,000 outstanding options at a price of $2.40 per share, resulting in proceeds to us of $132,000.  Additionally, option holders exercised a total of 380,000 outstanding options at a price of $2.40 per share by surrendering currently owned shares to pay the exercise price.  As a result of this exercise, we issued 169,860 incremental shares.

During 2008, we received proceeds from the exercise of 3,648,369 stock options and warrants of $12,312,649.

We issued 216,977, 228,100, and 110,090 shares in 2010, 2009, and 2008, respectively, as contributions to our employee benefit plan.  In addition, we issued 6,000, 21,000, and 7,000 shares in 2010, 2009, and 2008, respectively, to consultants for services.

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

Note 10:  Stock Options, Warrants, and Restricted Stock

Equity Compensation Plans

Our equity compensation consists of annual stock option and award plans that have been adopted by the board of directors and subsequently approved by the stockholders at an annual meeting.

The following table summarizes information regarding our stock option and award plans as of December 31, 2010:

		Weighted	Number
	Number	Average	of Options
	of Shares	Exercise Price	Available
	Authorized	of Outstanding	for Future
	Under Plan	Options	Issuance
Equity compensation plans approved by stockholders:
1995 Stock Option and Award Plan	500,000	$8.49	--
1996 Stock Option and Award Plan	500,000	--	--
1997 Stock Option and Award Plan	500,000	8.37	--
1998 Stock Option and Award Plan	500,000	8.37	--
1999 Stock Option and Award Plan	500,000	8.37	--
2000 Stock Option and Award Plan	600,000	--	--
2001 Stock Option and Award Plan	600,000	8.37	--
2003 Long Term Incentive Plan	800,000	8.37	30,479
2004 Long Term Incentive Plan	1,000,000	8.43	125,203
Total	5,500,000	$8.42	155,682

All stock option and award plans are administered by the Compensation Committee, consisting of the independent members of the board of directors.  At its discretion, the Compensation Committee may grant stock, incentive stock options, or non-qualified options to any employee, including officers.  The granted options have terms ranging from five to seven years and vest in three equal annual installments.  Under terms of the stock option award plans, we may also issue restricted stock.

The following table summarizes option activity for 2010, 2009, and 2008:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding:
Beginning of year	1,470,441	$6.47	1,980,441	$5.65	2,315,441	$5.19
Granted	--	--	--	--	--	--
Exercised	(638,109)	3.92	(435,000)	2.40	(335,000)	2.44
Cancelled	--	--	(75,000)	8.58	--	--
Expired	--	--	--	--	--	--
End of year	832,332	$8.42	1,470,441	$6.47	1,980,441	$5.65

Exercisable at year-end	832,332	$8.42	1,470,441	$6.47	1,980,441	$5.65

The following table summarizes information about stock options outstanding as of December 31, 2010:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	of Options	Contractual Life	Exercise	of Options	Exercise
Price Range	Outstanding	(in years)	Price	Exercisable	Price

$6.06 - $6.06	4,167	0.07	6.06	4,167	6.06
$8.37 - $8.37	793,165	0.67	8.37	793,165	8.37
$9.00 - $10.65	35,000	1.35	9.89	35,000	9.89
Total	832,332	0.69	$8.42	832,332	$8.42

The aggregate intrinsic value of outstanding stock options at December 31, 2010, was $375.

In 2008, we recognized $15,508 in expense related to unvested stock options granted prior to the adoption of current accounting standards.  There was no unamortized expense related to unvested options at December 31, 2010 and 2009.  All options outstanding at December 31, 2010, are fully vested.

Restricted Stock

The following table summarizes restricted stock activity during 2010, 2009, and 2008:

	2010	2009	2008
	Number	Number	Number
	of Shares	of Shares	of Shares

Unvested restricted stock outstanding:
Beginning of year	739,535	714,421	679,788
Issued	373,500	379,500	367,000
Forfeited	(2,382)	(18,798)	(8,690)
Vested	(364,255)	(335,588)	(323,677)
End of year	746,398	739,535	714,421

The aggregate intrinsic value of unvested restricted stock at December 31, 2010, was $4,590,348.  The aggregate intrinsic value represents the total pretax intrinsic value, based on our stock price of $6.15 as of December 31, 2010, which would have been received by the restricted stock award holders had all in-the-money restricted stock awards and options been vested as of that date.  The weighted average period over which stock compensation expense related to the restricted stock awards will be recognized is 2.0 years.

During 2010, we issued 373,500 shares of restricted stock, resulting in deferred compensation of $2,259,675, which will be amortized ratably over a three-year vesting period.  Expense recognized during 2010 totaled $26,899.

During 2009, we issued 379,500 shares of restricted stock, resulting in deferred compensation of $1,043,625, which is being amortized ratably over a three-year vesting period.  Expense recognized during 2010 and 2009 totaled and $347,253 and $10,269, respectively.

During 2008, we issued 367,000 shares of restricted stock, resulting in deferred compensation of $1,005,580, which is being amortized ratably over a three-year vesting period.  Expense recognized for these shares during 2010, 2009, and 2008 totaled $331,330, $335,214, and $9,184, respectively.

During 2007, we issued 370,925 shares of restricted stock, resulting in deferred compensation of $2,284,991, which is being amortized ratably over a three-year vesting period.  Expense recognized for these shares during 2010, 2009, and 2008 totaled $673,626, $761,649, and $761,805, respectively.

In December of 2006, we issued 318,400 shares of restricted stock, resulting in deferred compensation of $2,053,680, which was amortized ratably over a three-year vesting period.  Expense recognized for these shares during 2010, 2009, and 2008 totaled $0, $585,398, and $684,608, respectively.

In November of 2005, we issued 298,950 shares of restricted stock, resulting in deferred compensation of $3,096,600, which was amortized ratably over the three-year vesting period.  Expense recognized for these shares during 2008 totaled $895,805.

Warrants

The following table summarizes warrant activity during 2008:

	2008
	Number	Price
	of Shares	Range

Warrants outstanding and exercisable:
Beginning of year	3,325,373	$3.60--$6.00
Issued	--	--
Exercised	(3,215,373)	$3.66
Expired	(110,000)	$6.00
End of year	--

There were no warrants issued and outstanding during 2010 and 2009.

Note 11:  Business Segments

We operate within two business segments of the oil and gas industry: exploration and production (“E&P”) and oilfield services.  Revenues associated with our E&P activities are comprised of oil and gas sales from our producing properties in Poland and oil sales from our producing properties in the United States.  During the last three years, all sales of oil and gas in Poland were made to PGNiG or its affiliated companies.  Over 90% of our oil sales in the United States were to Cenex during 2010, 2009, and 2008.  Gas sales in Poland are sold pursuant to long-term sales contracts that obligate the buyer to purchase all gas produced.  Individual oil sales are negotiated with PGNiG-affiliated entities and are not subject to sales contracts.  We believe the purchasers of our oil production in the United States could be replaced, if necessary, without a loss in revenue.

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

Information on our operations by business segment for 2010, 2009, and 2008 is summarized as follows:

	2010
	(In thousands)
			Oilfield
	Exploration & Production		Services	Total
	U.S.	Poland

Operations summary:
Revenues	$4,184	$18,730	$2,099	$25,013
Lease operating expense	(2,449)	(1,024)	--	(3,473)
Oilfield services costs	--	--	(1,550)	(1,550)
Exploration expense	(30)	(3,008)	--	(3,038)
Impairment expense	--	(564)	--	(564)
Accretion expense	(70)	(22)	--	(92)
Asset retirement obligation gain	264	--	--	264
DD&A expense	(81)	(1,723)	(743)	(2,547)
Operating income (loss)	$1,818	$12,389	$(194)	$14,013
Identifiable net property and equipment:
Unproved properties	$24	$3,296	$--	$3,320
Proved properties	1,124	31,116	--	32,240
Equipment and other	--	20	2,746	2,766
Total	$1,148	$34,432	$2,746	$38,326
Net Capital Expenditures:
Property and equipment	$513	$8,584	$1,334	$10,431
Total	$513	$8,584	$1,334	$10,431

	2009
	(In thousands)
			Oilfield
	Exploration & Production		Services	Total
	U.S.	Poland

Operations summary:
Revenues	$3,313	$9,459	$1,892	$14,664
Lease operating expense	(2,528)	(950)	--	(3,478)
Oilfield services costs	--	--	(1,412)	(1,412)
Exploration expense	(204)	(4,625)	--	(4,829)
Impairment expense	--	(1,864)	--	(1,864)
Accretion expense	(13)	(28)	--	(41)
Asset retirement obligation gain	529	--	--	529
DD&A expense	(64)	(851)	(597)	(1,512)
Operating income (loss)	$1,033	$1,141	$(117)	$2,057
Identifiable net property and equipment:
Unproved properties	$20	$3,383	$--	$3,403
Proved properties	695	25,895	--	26,590
Equipment and other	--	101	2,102	2,203
Total	$715	$29,379	$2,102	$32,196
Net Capital Expenditures:
Property and equipment	$498	$6,533	$929	$7,960
Total	$498	$6,533	$929	$7,960

	2008
	(In thousands)
			Oilfield
	Exploration & Production		Services	Total
	U.S.	Poland

Operations summary:
Revenues	$5,695	$7,799	$4,347	$17,841
Lease operating expense	(2,548)	(893)	--	(3,441)
Oilfield services costs	--	--	(2,751)	(2,751)
Exploration expense	(464)	(14,925)	--	(15,389)
Impairment expense	(3,774)	(10,972)	--	(14,746)
Accretion expense	(56)	(28)	--	(84)
Bad debt expense	--	--	(460)	(460)
DD&A expense	(700)	(529)	(411)	(1,640)
Operating income (loss)	$(1,847)	$(19,548)	$725	$(20,670)
Identifiable net property and equipment:
Unproved properties	$20	$2,750	$--	$2,770
Proved properties	261	21,839	--	22,100
Equipment and other	--	101	1,772	1,873
Total	$281	$24,690	$1,772	$26,743
Net Capital Expenditures:
Property and equipment	$1,828	$22,811	$1,020	$25,659
Total	$1,828	$22,811	$1,020	$25,659

A reconciliation of the segment information to the consolidated totals for 2010, 2009, and 2008 follows:

	2010	2009	2008
	(In thousands)

Revenues:
Reportable segments	$25,013	$14,664	$17,841
Non-reportable segments	--	--	--
Total revenues	$25,013	$14,664	$17,841
Net loss:
Operating income (loss), reportable segments	$14,013	$2,057	$(20,670)
Expense or (revenue) adjustments:
Corporate DD&A expense	(79)	(90)	(80)
General and administrative costs (G&A)	(7,973)	(7,257)	(7,030)
Amortization of deferred compensation (G&A)	(1,379)	(1,693)	(2,367)
Total net operating income (loss)	4,582	(6,983)	(30,147)
Non-operating income:
Interest income (net of interest expense) and other income	(1,107)	(600)	(278)
Foreign exchange gain (loss)	(4,233)	7,053	(24,279)
Net loss	$(758)	$(530)	$(54,704)
Net property and equipment:
Reportable segments	$38,326	$32,196	$26,743
Corporate assets	48	95	130
Net property and equipment	$38,374	$32,291	$26,873
Property and equipment capital expenditures:
Reportable segments	$10,431	$7,960	$25,659
Corporate assets	3	27	20
Total property and equipment capital expenditures	$10,434	$7,987	$25,679

Note 12:  Quarterly Financial Data (Unaudited)

Summary quarterly information for 2010 and 2009 is as follows:

	Quarter Ended
	December 31	September 30	June 30		March 31
	(In thousands, except per share amounts)

2010:
Revenues	$6,100	$6,648		$6,093	$6,172
Net operating income (loss)	207	2,266		23	2,086
Net income (loss)	(1,756)	22,152		(22,083)	929
Basic and diluted net income (loss) per common share	$(0.04)	$0.51	$	(0.51)	$0.02
2009:
Revenues	$6,607	$3,809		$2,466	$1,782
Net operating income (loss)	2,028	(2,649)		(2,543)	(3,819)
Net income (loss)	3,336	9,448		11,090	(24,404)
Basic and diluted net income (loss) per common share	$0.08	$0.22		$0.26	$(0.57)

The net loss for 2010 includes a foreign exchange loss of $4.2 million primarily related to FX Energy Poland’s dollar-denominated intercompany loans from FX Energy, Inc., and notes payable.  The net loss for 2009 includes a foreign exchange gain of $7.1 million primarily related to FX Energy Poland’s dollar-denominated intercompany loans from FX Energy, Inc.

FX ENERGY, INC., AND SUBSIDIARIES
Supplemental Information

Disclosure about Oil and Gas Properties and Producing Activities (Unaudited)

Capitalized Oil and Gas Property Costs

Capitalized costs relating to oil and gas exploration and production activities as of December 31, 2010 and 2009, are summarized as follows:

	United States	Poland	Total
		(In thousands)

December 31, 2010:
Proved properties	$4,520	$34,008	$38,528
Unproved properties	24	3,296	3,320
Total gross properties	4,544	37,304	41,848
Less accumulated depreciation, depletion and amortization	(3,396)	(2,892)	(6,288)
	$1,148	$34,412	$35,560
December 31, 2009:
Proved properties	$4,012	$28,688	$32,700
Unproved properties	20	3,383	3,403
Total gross properties	4,032	32,071	36,103
Less accumulated depreciation, depletion and amortization	(3,316)	(2,794)	(6,110)
	$716	$29,277	$29,993

Results of Operations

Results of operations are reflected in Note 12, Business Segments.  There is no tax provision because we are not likely to pay, and have not received any benefit from, any federal or local income taxes due to our operating losses.  Total production costs (in thousands) for 2010, 2009, and 2008 were $3,473, $3,478, and $3,441, respectively.

Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration, and development activities during 2010, 2009, and 2008, whether capitalized or expensed, are summarized as follows:

	United States	Poland	Total
		(In thousands)

Year ended December 31, 2010:
Acquisition of unproved properties	$3	$44	$47
Exploration costs	30	6,622	6,652
Development costs	509	4,937	5,446
Total	$542	$11,603	$12,145
Year ended December 31, 2009:
Acquisition of unproved properties	$--	$525	$525
Exploration costs	204	6,411	6,615
Development costs	498	3,722	4,220
Total	$702	$10,658	$11,360

FX ENERGY, INC. AND SUBSIDIARIES
Supplemental Information
--continued--

	United States	Poland	Total
		(In thousands)

Year ended December 31, 2008:
Acquisition of unproved properties	$67	$1,810	$1,877
Exploration costs	691	35,436	36,127
Development costs	1,760	126	1,886
Total	$2,518	$37,372	$39,890

Impairment of Oil and Gas Properties

We recorded impairment charges in our E&P segment related to oil and gas properties as follows (in thousands):

	2010	2009	2008
Impairment of properties	$564	$1,864	$14,746

Exploratory Dry Hole Costs

Total dry hole costs in 2009 of $150,821 were related to a single dry hole drilled in the United States.  Dry hole costs for 2008 included three wells plugged and abandoned in the United States in the amount of $463,744.  There were no dry holes drilled in 2010.

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

FX ENERGY, INC. AND SUBSIDIARIES
Supplemental Information
--continued--

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

Application of the current rules resulted in the use of lower prices at December 31, 2009, for both oil and gas than would have resulted under the previous rules.  Use of 12-month average pricing at December 31, 2009, as required by the current rules, resulted in a decrease in proved developed oil reserves of approximately 990,000 cubic feet of natural gas equivalent.  We did not calculate the impact of the current rules on our 2010 reserves.  Changes in the proved undeveloped reserves rules had no impact on our reserve quantities, as we do not include any reserves for undrilled locations.

Because we use year-end reserves and add back production to calculate DD&A, adoption of these new standards had an impact on fourth quarter 2009 DD&A expense.  We estimate the impact of using 12-month average commodity prices, as required by the current standards, instead of year-end commodity prices, to be an increase in fourth quarter 2009 DD&A expense of approximately $14,000.

Definitions

The following definitions apply to the terms used in this disclosure:

Reserves Estimate—The determination of an estimate of a quantity of oil or gas reserves that are thought to exist at a certain date, considering existing prices and reservoir conditions.

Proved Oil and Gas Reserves—Proved oil and gas reserves are those quantities of oil and gas that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the expiration of the contracts providing the right to operate, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

Developed Oil and Gas Reserves—Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well.

FX ENERGY, INC. AND SUBSIDIARIES
Supplemental Information
--continued--

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

Proved Developed Reserves:

The following unaudited summary of proved developed reserve quantity information represents estimates only and should not be construed as exact:

	Crude Oil		Natural Gas
	United States	Poland	United States	Poland
	(In thousand barrels of oil)		(In millions of cubic feet)

December 31, 2010	639	--	--	31,683
December 31, 2009	463	--	--	20,409
December 31, 2008	45	47	--	7,873

Total Proved Reserves:

The following unaudited summary of proved reserve quantity information represents estimates only and should not be construed as exact:

	Crude Oil		Natural Gas
	United States	Poland	United States	Poland
	(In thousand barrels of oil)		(In millions of cubic feet)

December 31, 2010:
Beginning of year	463	--	--	47,668
Extensions or discoveries	--	--	--	--
Revisions of previous estimates (1)	237	--	--	(4,236)
Production	(61)	--	--	(3,473)
End of year	639	--	--	39,959

December 31, 2009:
Beginning of year	45	47	--	45,312
Extensions or discoveries (2)	--	--	--	6,333
Revisions of previous estimates (3)	482	(47)	--	(2,095)
Production	(64)	--	--	(1,882)
End of year	463	--	--	47,668

FX ENERGY, INC. AND SUBSIDIARIES
Supplemental Information
--continued--

	Crude Oil		Natural Gas
	United States	Poland	United States	Poland
	(In thousand barrels of oil)		(In millions of cubic feet)

December 31, 2008:
Beginning of year	482	14	--	31,116
Extensions or discoveries (4)	--	--	--	11,295
Revisions of previous estimates (5)	(371)	37	--	4,152
Production	(66)	(4)	--	(1,251)
End of year	45	47	--	45,312
_______________

(1)
Upward oil revisions in the United States attributable to higher average oil prices during 2010 compared to average 2009 oil prices.  Downward gas revisions in Poland due to the reduction of proved reserves calculated at the Roszkow well based on new pressure data and cessation of production at the Kleka well

(2)	Volume increase in Poland attributable to new Kromolice-2 and Grabowka wells drilled or recompleted during 2009.
(3)
Upward oil revisions in the United States attributable to higher average oil prices during 2009 compared to year-end 2008 oil prices.  Downward gas revisions due to the cessation of production at the Wilga well in Poland.

(4)	Volume increase in Poland attributable to new Kromolice-1 well drilled during 2008.
(5)
Upward gas revisions in Poland attributable to Sroda-4 and Zaniemysl-3 wells due to additional technical data acquired during 2008.  Downward oil revisions due to lower year-end oil prices in the United States.

Standardized Measure of Discounted Future Net Cash Flows (“SMOG”) and Changes Therein Relating to Proved Oil Reserves

Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below.  We believe such information is essential for a proper understanding and assessment of the data presented.  The assumptions used to compute the proved reserve valuation do not necessarily reflect our expectations of actual revenues to be derived from those reserves or their present worth.  Assigning monetary values to the reserve quantity estimation process does not reduce the subjective and ever-changing nature of such reserve estimates.  Additional subjectivity occurs when determining present values because the rate of producing the reserves must be estimated.  In addition to errors inherent in predicting the future, variations from the expected production rates also could result directly or indirectly from factors outside our control, such as unintentional delays in development, environmental concerns, and changes in prices or regulatory controls.  The reserve valuation assumes that all reserves will be disposed of by production.  However, if reserves are sold in place, additional economic considerations also could affect the amount of cash eventually realized.  Future development and production costs are computed by estimating expenditures to be incurred in developing and producing the proved oil reserves at the end of the period, based on period-end costs and assuming continuation of existing economic conditions.  A discount rate of 10% per year was used to reflect the timing of the future net cash flows.  The future net cash flows for our Polish reserves are based on gas sales contracts we have with PGNIG.

FX ENERGY, INC. AND SUBSIDIARIES
Supplemental Information
--continued--

The components of SMOG are detailed below:

	United States	Poland	Total
		(In thousands)

December 31, 2010:
Future cash flows	$43,553	$226,310	$269,863
Future production costs	(26,762)	(15,130)	(41,892)
Future development costs	--	(12,580)	(12,580)
Future income tax expense	--	(28,134)	(28,134)
Future net cash flows	16,791	170,466	187,257
10% annual discount for estimated timing of cash flows	(7,122)	(52,798)	(59,920)
Discounted net future cash flows	$9,669	$117,668	$127,337
December 31, 2009:
Future cash flows	$22,050	$283,520	$305,570
Future production costs	(16,334)	(26,750)	(43,084)
Future development costs	--	(17,940)	(17,940)
Future income tax expense	--	(33,411)	(33,411)
Future net cash flows	5,716	205,419	211,135
10% annual discount for estimated timing of cash flows	(2,217)	(63,095)	(65,312)
Discounted net future cash flows	$3,499	$142,324	$145,823
December 31, 2008:
Future cash flows	$1,103	$239,220	$240,323
Future production costs	(510)	(14,310)	(14,820)
Future development costs	--	(16,720)	(16,720)
Future income tax expense	--	(29,270)	(29,270)
Future net cash flows	593	178,920	179,513
10% annual discount for estimated timing of cash flows	(275)	(61,670)	(61,945)
Discounted net future cash flows	$318	$117,250	$117,568

The principal sources of changes in SMOG are detailed below:

	Year Ended December 31,
	2010	2009	2008
		(In thousands)

SMOG sources:
Balance, beginning of year	$145,823	$117,568	$102,968
Sale of oil and gas produced, net of production costs	(19,442)	(9,294)	(10,053)
Net changes in prices and production costs	200	14,530	(9,220)
Acquisition of minerals in place	--	--	--
Extensions and discoveries, net of future costs	--	18,200	27,000
Changes in estimated future development costs	728	(367)	(4,940)
Previously estimated development costs incurred during the year	4,670	3,656	--
Revisions in previous quantity estimates	(13,839)	(1,671)	10,383
Accretion of discount	14,582	11,757	10,297
Net change in income taxes	3,944	(3,906)	(7,941)
Changes in rates of production and other	(9,329)	(4,650)	(926)
Balance, end of year	$127,337	$145,823	$117,568

FX ENERGY, INC. AND SUBSIDIARIES
Supplemental Information
--continued--

Subsequent to December 31, 2010, we completed drilling and testing at the Lisewo-1 well in western Poland.  Based on a reserve report issued by our independent petroleum reservoir engineers, the Lisewo-1 well contains proved reserves of 12,733 million cubic feet of gas, net to our 49% working interest, and increased our year-end discounted net present values, discounted at 10%, by approximately $16.0 million.