Form 10-K/A
period 2010-12-31
FX ENERGY INC
filed 2011-03-09
CIK 907649

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

EXPLANATORY NOTE

FX Energy, Inc., is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission on March 7, 2011 (the “2010 Form 10-K”), solely for the purpose of filing revised consents of our independent registered public accounting firm and our independent petroleum engineering firms to include in those consents the consent to incorporation by reference of the reports of those firms in a registration statement that was omitted from the consents included as exhibits to the 2010 Form 10-K as originally filed.

No item of, or disclosure appearing in, our 2010 Form 10-K is affected by this filing other than the exhibits described above.  This report on Form 10-K/A is presented as of the filing date of the 2010 Form 10-K and does not reflect events occurring after that date or modify or update disclosures in any way.

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

FX ENERGY, INC. (Registrant)

Dated:	March 9, 2011	By:	/s/ Clay Newton
Clay Newton, Principal Financial and
Accounting Officer

EXHIBIT INDEX

Exhibit Number	Title of Document

23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

23.02	Consent of Hohn Engineering PLLC, Petroleum Engineers

23.03	Consent of RPS Energy, Petroleum Engineers

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14