Form 10-Q
period 2011-03-31
FX ENERGY INC
filed 2011-05-09
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of $0.001 par value common stock outstanding as of May 3, 2011, was 52,315,827.

FX ENERGY, INC. AND SUBSIDIARIES
Form 10-Q for the Three Months Ended March 31, 2011

TABLE OF CONTENTS

Item		Page
	Part I—Financial Information

1	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations and Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to the Consolidated Financial Statements	7
2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13
3	Quantitative and Qualitative Disclosures about Market Risk	20
4	Controls and Procedures	20

	Part II—Other Information

1A	Risk Factors	21
6	Exhibits	21
--	Signatures	22

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FX ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$29,581	$19,740
Receivables:
Accrued oil and gas sales	3,052	2,617
Joint interest and other receivables	211	2,013
VAT receivable	--	392
Inventory	240	242
Other current assets	299	293
Total current assets	33,383	25,297

Property and equipment, at cost:
Oil and gas properties (successful efforts method):
Proved	43,029	38,528
Unproved	3,488	3,320
Other property and equipment	9,033	8,853
Gross property and equipment	55,550	50,701
Less accumulated depreciation, depletion and amortization	(13,201)	(12,327)
Net property and equipment	42,349	38,374

Other assets:
Certificates of deposit	406	406
Loan fees	2,506	2,527
Total other assets	2,912	2,933

Total assets	$78,644	$66,604

-Continued-

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)
-Continued-

	March 31,	December 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,692	$5,742
VAT payable	117	--
Accrued liabilities	864	1,343
Total current liabilities	5,673	7,085

Long-term liabilities:
Notes payable	--	35,000
Asset retirement obligation	712	682
Total long-term liabilities	712	35,682

Total liabilities	6,385	42,767

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2011, and December 31, 2010; no shares
outstanding	--	--
Common stock, $0.001 par value, 100,000,000 shares authorized as of March 31, 2011, and December 31, 2010; 52,315,827
and 45,284,527 shares issued and outstanding as of
March 31, 2011, and December 31, 2010, respectively	52	45
Additional paid-in capital	217,524	171,167
Cumulative translation adjustment	9,537	14,013
Accumulated deficit	(154,854)	(161,388)
Total stockholders’ equity	72,259	23,837

Total liabilities and stockholders’ equity	$78,644	$66,604

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2011	2010
Revenues:
Oil and gas sales	$7,122	$6,029
Oilfield services	25	143
Total revenues	7,147	6,172
Operating costs and expenses:
Lease operating expenses	770	881
Exploration costs	2,877	363
Oilfield services costs	141	169
Depreciation, depletion and amortization	737	573
Accretion expense	17	20
Stock compensation	356	352
General and administrative costs	1,961	1,728
Total operating costs and expenses	6,859	4,086
Operating income	288	2,086

Other income (expense):
Interest expense	(600)	(157)
Interest and other income	53	6
Foreign exchange gain (loss)	6,793	(1,006)
Total other income (expense)	6,246	(1,157)

Net income	$6,534	$929

Other comprehensive income:
Foreign currency translation adjustment	(4,476)	758
Comprehensive income	$2,058	$1,687

Basic and diluted net income per common share	$0.14	$0.02

Basic weighted average number of shares outstanding	45,943	42,474

Diluted weighted average number of shares outstanding	46,751	43,215

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$6,534	$929
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	737	573
Accretion expense	17	20
Amortization of bank fees	142	61
Stock compensation	356	352
Foreign exchange (gains) losses	(6,783)	1,004
Common stock issued for services	706	635
Increase (decrease) from changes in working capital items:
Receivables	2,056	1,478
Inventory	2	(8)
Other current assets	(6)	70
Other assets	--	--
Accounts payable and accrued liabilities	936	(2,626)
Net cash provided by operating activities	4,697	2,488

Cash flows from investing activities:
Additions to oil and gas properties	(5,445)	(487)
Additions to other property and equipment	(188)	(171)
Net cash used in investing activities	(5,633)	(658)

Cash flows from financing activities:
Payments on credit facility	(35,000)	--
Proceeds from common stock offering, net	45,175	--
Proceeds from exercise of stock options and warrants	128	--
Net cash provided by financing activities	10,303	--

Effect of exchange rate changes on cash	474	(26)

Net increase in cash	9,841	1,804
Cash and cash equivalents at beginning of year	19,740	4,225

Cash and cash equivalents at end of period	$29,581	$6,029

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

We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with GAAP.  Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.

We evaluated subsequent events through the date of our financial statement issuance.  No events were identified that had a material impact on the financial statements.

Note 2:  Net Income per Share

Basic earnings per share was computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding.  Diluted earnings per share was computed for the three months ended March 31, 2011 and 2010, by dividing the net income by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and unvested restricted stock.  Basic and diluted earnings per share were essentially the same for both periods presented.

Outstanding options and unvested restricted stock as of March 31, 2011 and 2010, were as follows:

	Options and
	Unvested Restricted Stock	Price Range
Balance sheet date:
March 31, 2011	1,562,231	$0.00 - $10.65
March 31, 2010	1,470,441	$0.00 - $10.65

Note 3:  Income Taxes

No income tax expense was recognized for the three-month periods ended March 31, 2011 and 2010, due to the reversal of valuation allowances that offset income tax expense for the period.  We are required to provide a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Our ability to realize the benefit of deferred tax assets will depend on the generation of future taxable income through profitable operations and the expansion of exploration and development activities.  The market and capital risks associated with achieving the above requirement are considerable, resulting in our conclusion that a full valuation allowance be provided.  We are subject to audit by the IRS and various states for the prior three years.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months, nor has there been a change in our unrecognized tax positions since December 31, 2010.  Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized during the three months ended March 31, 2011.

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

Reportable business segment information for the three months ended March 31, 2011, and as of March 31, 2011, is as follows (in thousands):

	Reportable Segments
	Exploration &		Oilfield
	Production		Services	Nonsegmented	Total
	U.S.	Poland
Three months ended March 31, 2011:
Revenues	$ 1,158	$ 5,964	$ 25	$ --	$ 7,147
Net income (loss)(1)	455	2,502	(335)	3,912	6,534
As of March 31, 2011:
Identifiable net property and equipment(2)	1,279	38,319	2,714	37	42,349
_______________

(1)
Nonsegmented reconciling items for the first quarter include $1,961 of G&A, $356 of noncash stock compensation expense, $53 of other income, $600 of interest expense, $6,793 of foreign exchange gains, and $17 of corporate DD&A.

(2)	Identifiable net property and equipment not associated with a segment consists of $37 of corporate office equipment, hardware, and software.

Reportable business segment information for the three months ended March 31, 2010, and as of March 31, 2010, is as follows (in thousands):

	Reportable Segments
	Exploration &		Oilfield
	Production		Services	Nonsegmented	Total
	U.S.	Poland
Three months ended March 31, 2010:
Revenues	$ 1,085	$ 4,944	$ 143	$ --	$ 6,172
Net income (loss)(1)	483	3,894	(189)	(3,259)	929
As of March 31, 2010:
Identifiable net property and equipment(2)	761	28,869	2,159	91	31,880
_______________

(1)
Nonsegmented reconciling items for the first quarter include $1,728 of G&A, $352 of noncash stock compensation expense, $151 of net interest expense, $1,006 of foreign exchange losses, and $22 of corporate DD&A.

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

The following table summarizes option activity for the first quarter of 2011:

		Weighted	Weighted Average
	Number of	Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Life (in years)	Intrinsic Value

Options outstanding:
Beginning of year	832,332	$8.42
Exercised	(16,499)	7.79
End of period	815,833	8.44	.45
Exercisable at end of period	815,833	8.44	.45	$7,808

The following table summarizes option activity for the first quarter of 2010:

		Weighted	Weighted Average
	Number of	Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Life (in years)	Intrinsic Value

Options outstanding:
Beginning of year	1,470,441	$6.47
Exercised	--
End of period	1,470,441	6.47	1.06
Exercisable at end of period	1,470,441	6.47	1.06	$12,240

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our stock price of $8.36 as of March 31, 2011, and $3.43 as of March 31, 2010, which would have been received by stock option holders had all vested in-the-money stock options been exercised as of those dates.

Restricted Stock

During 2010, we issued 373,500 shares of restricted stock, resulting in deferred compensation of $2,259,675, which will be amortized ratably over a three-year vesting period.  Expense recognized during the first quarter of 2011 totaled $188,306.  There were no shares of restricted stock issued during the first three months of 2011.

During 2009, we issued 379,500 shares of restricted stock resulting in unamortized compensation expense of $1,043,625, which will be amortized ratably over a three-year vesting period.  Expense recognized during the first quarter of 2011 and 2010 totaled $86,696 and $85,601, respectively.

During 2008, we issued 367,000 shares of restricted stock resulting in unamortized compensation expense of $1,005,580, which will be amortized ratably over a three-year vesting period.  Expense recognized during the first quarter of 2010 totaled $80,418.

During 2007, we issued 370,925 shares of restricted stock resulting in unamortized compensation expense of $2,284,991, which will be amortized ratably over a three-year vesting period.  Expense recognized during the first quarter of 2010 totaled $0.

The following table summarizes restricted stock activity during the first three months of 2011 and 2010:

	Number of Shares
	2011	2010
Unvested restricted stock outstanding:
Beginning of year	746,398	739,535
Issued	--	--
Forfeited	--	--
Vested	--	(4,934)
End of period	746,398	734,601

Note 6:  Stockholders’ Equity

During the first three months of 2011, we sold 6,900,000 shares of common stock in a registered public offering at a price of $7.00 per share.  After offering costs, the net proceeds from the offering were approximately $45.2 million.  Option holders exercised 16,499 options during the quarter, which resulted in proceeds of approximately $128,000.  Also during the first three months of 2011, we issued 106,301 shares for the 2010 contribution to our employee benefit plan.  In addition, we issued 8,500 shares to consultants for services.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of March 31, 2011, nor did we have any assets or liabilities measured at fair value on a nonrecurring basis to report in the first quarter of 2011.

Recurring Fair Value

The following tables set forth the financial assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy.  We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.

Assets and liabilities measured at fair value on a recurring basis consisted of the following as of March 31, 2011 (in thousands):

	March 31,
	2011	Level 1(1)	Level 2(2)	Level 3(3)
Cash equivalents:
Money market funds	$17,073	$17,073	--	--
_______________

(1)	Quoted prices in active markets for identical assets.
(2)	Significant other observable inputs.
(3)	Significant unobservable inputs.

Note 8:  Notes Payable

We have a $55 million Senior Reserve Base Lending Facility (the “Facility”) with the Royal Bank of Scotland, ING Bank N.V., and KBC Bank NV.  The Facility calls for a periodic interest rate of LIBOR, plus an interest margin of 4.0%, and has a term of five years, with semi-annual borrowing base reductions of $11 million each beginning on June 30, 2013.  The Facility is an interest-only facility until then.  An annual unused commitment fee of one-half of the applicable interest margin is charged quarterly based on the average daily unused portion of the expanded credit facility.  Deferred financing costs of approximately $142,000 associated with our existing Facility were amortized and charged to interest expense during the first quarter of 2011.  Payment of the Facility is secured by our assets in Poland and guaranteed by the Company.  We used proceeds from the offering described in note 6 to repay all balances outstanding under the Facility.  As of March 31, 2011, we did not have any loans outstanding.

We have access to $40 million under the Facility until our Kromolice-1, Sroda-4, and Kromolice-2 wells have been on production for 30 days, at which time the full $55 million becomes available.  Proceeds from the Facility are intended to support our development, production, and operating activities in Poland.

Note 9:  Capitalized Exploratory Well Costs

At March 31, 2011, we had no capitalized costs related to exploratory wells.

Note 10:  Foreign Currency Translation and Risk

During the first quarter of 2011, we recorded foreign currency transaction gains of approximately $6.8 million.  This amount was attributable to decreases in the amount of Polish zlotys necessary for FX Energy Poland to satisfy outstanding intercompany and other dollar-denominated loans and unpaid interest.  There was a corresponding debit to other comprehensive income for gain loss attributable to the intercompany loans, which was then offset by translation adjustments related to our other balance sheet accounts.

The following table provides a summary of changes in cumulative translation adjustment (in thousands):

For the Three Months
Ended March 31, 2011
Balance at December 31, 2010	$ 14,013
Decrease related to gains on intercompany loans	(6,783)
Increase related to translation adjustments	2,307
Balance at March 31, 2011	$ 9,537

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

Our U.S. operations also have an impact.  Our U.S. operations are smaller than those in Poland and do not present the same level of opportunities for expansion; however, our U.S. operations are a relatively stable source of cash flow.  This, too, is reflected in our operating results.

Results of Operations by Business Segment

Quarter Ended March 31, 2011, Compared to the Same Period of 2010

Exploration and Production Segment

Gas Revenues.  Revenues from gas sales were approximately $6.0 million during the first quarter of 2011, compared to $4.9 million during the same quarter of 2010.  New production at our Sroda-4 well, which began production in late December 2010, was an important component in significantly increased 2011 first quarter natural gas production and revenues.

A summary of the amount and percentage change, as compared to the respective prior-year period, for gas revenues, average gas prices, and gas production volumes for the quarters ended March 31, 2011 and 2010, is set forth in the following table:

	For the Quarter Ended March 31,
	2011	2010	Change
Gas revenues	$5,963,000	$4,944,000	+21%
Average price (per thousand cubic feet)	$6.12	$5.39	+14%
Production volumes (thousand cubic feet)	975,000	918,000	+6%

In addition to our increased production, two factors resulted in higher gas revenues during the 2011 quarter.  First, the price we receive for our Roszkow production is higher than the prices we receive for our other Polish production.  At Roszkow, we receive approximately 95% of the published low-methane tariff.  At Sroda-4, we receive approximately 86% of the tariff, and at Zaniemysl, we receive approximately 70% of the same tariff.  With production at Roszkow dominating Company-wide production, we expect, assuming stable exchange rates, our U.S. dollar-denominated average prices to remain higher compared to pre-Roszkow average prices.  Second, the Polish low-methane tariff, which serves as the reference price for our gas sales agreements, was 10% higher during the first quarter of 2011 compared to the same quarter of 2010.  The increase was a function of two separate price increases by the Polish utility regulator during the second half of 2010.

Exchange-rate fluctuations had no measurable impact on gas prices or revenues from quarter to quarter.  The average exchange rate during the first quarter of both 2011 and 2010 was 2.88 zlotys per U.S. dollar.

Oil Revenues.  Oil revenues were approximately $1.2 million for the first quarter of 2011, a 7% increase from $1.1 million recognized during the first quarter of 2010.  Production levels were down 13% from quarter to quarter.  The most significant factor in the increase in oil revenues was the higher prices received during the first quarter of 2011.  Our average oil price during the first quarter of 2011 was $81.69 per barrel, a 20% increase from $68.02 per barrel received during the same quarter of 2010.

A summary of the amount and percentage change, as compared to the respective prior-year period, for oil revenues, average oil prices, and oil production volumes for the quarters ended March 31, 2011 and 2010, is set forth in the following table:

	For the Quarter Ended March 31,
	2011	2010	Change
Oil revenues	$1,159,000	$1,085,000	+7%
Average price (per barrel)	$81.69	$68.02	+20%
Production volumes (barrels)	14,000	16,000	-13%

Lease Operating Costs.  Lease operating costs were $770,000 during the first quarter of 2011, a decrease of $111,000, or 13%, compared to the same period of 2010.  Included in first quarter 2010 operating costs was approximately $108,000 attributable to our Wilga and Kleka wells, both of which are no longer in production.

Exploration Costs.  Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes.  Exploration costs were $2.9 million during the first quarter of 2011, compared to $363,000 during the same period of 2010, an almost seven-fold increase, reflecting our significantly higher level of exploration in 2011 than in 2010.  First quarter 2011 exploration costs included approximately $2.5 million associated with a two-dimensional, or 2-D, seismic project at our Warsaw South concession, and the remainder associated with 2-D seismic and other costs at other existing Polish concessions.  The Polish Oil and Gas Company, or PGNiG, has an option to join our Warsaw South concession for a 49% interest by paying for, among other things, 273 kilometers of 2-D seismic data.  Should PGNiG exercise its option, we would recover the funds spent on 2-D seismic data on that concession.  First quarter 2010 exploration costs were primarily associated with 2-D seismic surveys on our 100% owned acreage in Poland.

DD&A Expense - Exploration and Production.  DD&A expense for producing properties was $502,000 for the first quarter of 2011, an increase of 29%, compared to $389,000 during the same period of 2011.  Higher DD&A expense in 2011 was due in part to new depreciation expense at our Sroda-4 property, which we began to depreciate when production began in December 2010.  In addition, we recorded higher depreciation expense at our Roszkow well due to depreciating existing costs over a smaller reserve base because of year-end 2010 negative reserve revisions.

Accretion Expense.  Accretion expense was $17,000 and $20,000 for the first quarter of 2011 and 2010, respectively.  Accretion expense is related entirely to our Asset Retirement Obligation associated with expected future plugging and abandonment costs.

Oilfield Services Segment

Oilfield Services Revenues.  Oilfield services revenues were $25,000 during the first quarter of 2011, a decrease of 83%, compared to $143,000 for the first quarter of 2010.  During the first quarter of 2011, we performed only minimal well service work for third parties.  We drilled one well for third parties during the first quarter of 2010, along with additional well service work.  Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

Oilfield Services Costs.  Oilfield services costs were $141,000 during the first quarter of 2011, compared to $169,000 during the same period of 2010.  The quarter-to-quarter decrease was primarily due to the lack of third-party drilling activities during the 2011 quarter compared to the 2010 quarter.  Oilfield services costs will also continue to fluctuate period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

DD&A Expense – Oilfield Services.  DD&A expense for oilfield services was $219,000 during the first quarter of 2011, compared to $169,000 during the same period of 2009.  The quarter-to-quarter increase was primarily due to recent capital additions being depreciated.

Nonsegmented Information

G&A Costs.  G&A costs were $1,961,000 during the first quarter of 2011, compared to $1,728,000 during the first quarter of 2010, an increase of $233,000.  Increased costs in 2011 were due to higher legal and accounting fees, as well as higher employee costs as we increased headcount in our Poland offices.

Stock Compensation (G&A).  For the three-month periods ended March 31, 2011 and 2010, we recognized $356,000 and $352,000, respectively, of stock compensation expense related to the amortization of unexercised options and restricted stock.

Interest and Other Income (Expense).  Interest and other income was $53,000 during the first quarter of 2011, an increase of $47,000, compared to $6,000 during the same period of 2010.  The increase was a reflection of higher cash balances available for investment.  During the first quarter of 2011, we incurred $600,000 in interest expense, which included $142,000 of amortization of previously incurred loan fees.  During the first quarter of 2010, we incurred $157,000 in interest expense, which included $62,000 of amortization of previously incurred loan fees.  Interest expense increased in the 2011 quarter to due higher interest rates on our outstanding credit facility balances.

Foreign Exchange Gains and Losses.  As discussed in note 10 to the financial statements, during the first quarter of 2011, we recorded foreign currency transaction gains of approximately $6.8 million, principally attributable to decreases in the amount of Polish zlotys necessary to satisfy outstanding intercompany and other dollar-denominated loans.  We recorded foreign exchange losses of $1.0 million during the same quarter of 2010, which were also principally related to our intercompany loans.  Exchange-rate fluctuation from year-end 2010 to March 31, 2011, of 5% was greater than the exchange-rate fluctuation from year-end 2009 to March 31, 2010, of 1%.  The increase in volatility resulted in a higher foreign exchange impact in 2011 compared to 2010.

Liquidity and Capital Resources

For much of our history, we have financed our operations principally through the sale of equity securities, bank borrowings, and agreements with industry participants that funded our share of costs in certain exploratory activities in return for an interest in our properties.  However, as our oil and gas production has increased in Poland in the last several years and as higher oil prices have improved the profitability of our U.S. production, our internally generated cash flow has become a significant source of operations financing.

Following a registered public offering of 6.9 million shares of common stock, which resulted in net proceeds to us of approximately $45.2 million, in March of 2011 we paid off all amounts previously outstanding under our credit facility.  As of March 31, 2011, we had cash and cash equivalents of $29.6 million.

2011 Liquidity and Capital

Working Capital (current assets less current liabilities).  Our working capital was $27.7 million as of March 31, 2011, an increase of $9.5 million from December 31, 2010.  Our current assets at March 31, 2011, included approximately $3.1 million in accrued oil and gas sales from both the United States and Poland.  Our current liabilities at quarter-end included approximately $3.3 million in costs related to capital and exploration projects in Poland.

Operating Activities.  Net cash provided by operating activities was $4.7 million during the first three months of 2011, compared to $2.5 million during the first three months of 2010.  Higher revenues in 2011, associated with our increased levels of gas production in Poland, were the primary factor in our improved 2011 results.

Investing Activities.  During the first three months of 2011, we used cash of $5.6 million in investing activities.  We used $5.4 million for current year capital additions in Poland and $188,000 for capital additions in our office and drilling equipment.  During the first three months of 2010, we used cash of $658,000 in investing activities.  We used $142,000 for capital additions in Poland and $72,000 related to our proved properties in the United States, used $273,000 to pay accounts payable related to prior-year capital costs, and used $171,000 for capital additions in our office and drilling equipment.

Financing Activities.  During the first quarter of 2011, we issued 6.9 million shares of common stock in a registered public offering, which resulted in net proceeds to us, after offering costs, of approximately $45.2 million.  We used $35.0 million of those proceeds to repay amounts outstanding under our credit facility.  We also received proceeds of $128,000 from the exercise of stock options.  There were no similar transactions during the first quarter of 2010.

Our Capital Resources and Future Expenditures

Our anticipated sources of liquidity and capital for 2011 include our working capital of $27.7 million at March 31, 2011, available credit of $55 million under our credit facility when we meet the benchmarks discussed below, cash available from our operations, and proceeds from the possible sale of securities.

We currently have a $55 million credit facility with The Royal Bank of Scotland, ING Bank N.V., and KBC Bank NV.  The credit facility calls for a periodic interest rate of LIBOR plus 4.0% and has a term of five years, with semi-annual borrowing base reductions of $11 million each beginning on June 30, 2013.  The credit facility is an interest-only facility until June 2013.  As of March 31, 2011, we had no amounts outstanding under the credit facility.  We have access to $40 million under the credit facility until our Kromolice-1, Sroda-4, and Kromolice-2 wells have been in production for 30 days, at which time the full $55 million becomes available.  We expect to reach this benchmark in the second quarter of 2011.  Proceeds from the credit facility are intended to support our operating activities in Poland.  Further, we believe our total credit line could be expanded, even without including our recent 2011 Lisewo-1 discovery, in a revised credit facility.

As of March 31, 2011, we were producing gas from three wells in Poland.  We expect production from our two Kromolice wells to commence shortly as new production facilities are completed in the second quarter of 2011.  We expect production from these new wells to increase funds available for exploration and development over 2010 levels.  Our Winna Gora well is expected to begin production in 2012.  In addition, in early 2011, we drilled and completed the successful Lisewo-1 well in our Fences concession, which we expect to further increase revenue in 2013.

We have an effective universal shelf registration statement under the Securities Act of 1933 under which we may sell up to $200 million of equity or debt securities of various kinds.  In December 2010, we sold 1.5 million shares of stock for $9.0 million in a registered public offering, which resulted in net proceeds to us of approximately $8.4 million.  Also in December 2010, we entered into an agreement to possibly sell up to $50 million in common stock during the next two years in at-the-market transactions.  Through the date of this filing, we have not sold any stock under that agreement.  As discussed above, in March 2011, we sold 6.9 million shares of stock for $48.3 million, which resulted in net proceeds to us of approximately $45.2 million.  The remaining $92.7 million balance of securities available for sale under the registration statement is available for sale at any time, subject to market conditions and our ability to access the capital markets, to further finance our exploration and development plans in Poland and for other corporate purposes.

We expect our primary use of cash for 2011 will be for our exploration and development activities, most of which will be in Poland.  We expect the cost of these activities to range from $60 to $70 million for 2-D and 3-D seismic data acquisition and analysis, production facilities for existing discoveries, and additional exploration drilling.  The actual amount of our expenditures will depend on ongoing exploration results; the pace at which PGNiG, our operating partner in the Fences project area, determines to participate; the availability of drilling and other exploration resources; and the amount of capital we obtain from the various sources discussed above.  Our various sources of liquidity and capital outlined above should more than enable us to meet our capital needs in Poland and the United States for the next 12 months.

Based on current conditions, we presently expect our exploration and development programs will continue in spite of uncertain global economic conditions; however, in recognition of the ongoing economic downturn, we plan to continue, as we have in prior years, matching capital spending with our cash on hand, expected discretionary cash flow, increased debt capacity, and proceeds from the sale of securities.  We have the ability to control the timing and amount of most of our future capital and exploration costs.

We may incur operating losses in future periods, and we continue to fund substantial exploration and development in Poland.  We have a history of operating losses.  From our inception in January 1989 through March 31, 2011, we have incurred cumulative net losses of approximately $155 million.  Despite our recent and expected future increases in production and revenues, our exploration and production activities may continue to result in net losses in future years, depending on the success of our drilling activities in Poland and the United States and whether we generate sufficient revenues to cover related operating expenses.  While revenues from our operations exceed our fixed operating and overhead costs, we reported negative cash flow from operating activities as recently as 2009.

We may also seek to obtain additional funds for future capital investments from the sale of partial property interests or arrangements such as those recently negotiated for our Kutno and Warsaw South project areas, in which industry participants are bearing the initial exploration costs to earn an interest in the project or other arrangements, all of which may dilute the interest of our existing stockholders or our interest in the specific project financed.

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

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements contained in our annual report on Form 10-K for the year ended December 31, 2010.  We believe the application of these accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable, and timely information about our earnings results, financial condition, and cash flows.

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

Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as the future timing and results of drilling individual wells and other exploration and development activities; future variations in well performance as compared to initial test data; future events that may result in the need for additional capital; the prices at which we may be able to sell oil or gas; fluctuations in prevailing prices for oil and gas; our ability to complete the acquisition of targeted new or expanded exploration or development prospects; uncertainties of certain terms to be determined in the future relating to our oil and gas interests, including exploitation fees, royalty rates, and other matters; future drilling and other exploration schedules and sequences for various wells and other activities; uncertainties regarding future political, economic, regulatory, fiscal, taxation, and other policies in Poland; the cost of additional capital that we may require and possible related restrictions on our future operating or financing flexibility; our future ability to attract strategic participants to share the costs of exploration, exploitation, development, and acquisition activities; and future plans and the financial and technical resources of strategic participants.

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

Substantially all of our gas in Poland is sold PGNiG or its subsidiaries under contracts that extend for the life of each field.  Prices are determined contractually and, in the case of our Roszkow, Zaniemysl, and Kleka wells, are tied to published tariffs.  The tariffs are set from time to time by the public utility regulator in Poland.  Although we are not directly subject to such tariffs, we have elected to link our price to these tariffs in our contracts with PGNiG.  We expect that the prices we receive in the short term for gas we produce will be lower than would be the case in an unregulated setting and may be lower than prevailing western European prices.  We believe it is more likely than not that, over time, the end user gas price in Poland will converge with the average price in Europe.

We currently do not engage in any hedging activities to protect ourselves against market risks associated with oil and gas price fluctuations, although we may elect to do so in the future.

Foreign Currency Risk

We enter into various agreements in Poland denominated in the Polish zloty.  The Polish zloty is subject to exchange-rate fluctuations that are beyond our control.  Our policy is to reduce currency risk by, under ordinary circumstances, transferring dollars to zlotys, or fixing the exchange rate for future transfers of dollars to zlotys, on or about the occasion of making any significant commitment payable in Polish currency, taking into consideration the future timing and amounts of committed costs and the estimated timing and amounts of zloty-based revenues.  We do not use derivative financial instruments for trading or speculative purposes.  We have used forward-purchase contracts to buy zlotys at specified exchange rates.  The fair value of these contracts is estimated based on period-end quoted market prices, and the resulting asset and expense is recognized in our consolidated financial statements.  As of March 31, 2011, we had no outstanding zloty forward-purchase contracts.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2010, are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or operating results.

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 1	Underwriting Agreement
1.01	Underwriting Agreement, dated March 10, 2011, between FX Energy, Inc., and Macquarie Capital (USA) Inc.	Incorporated by reference from the current report on Form 8-K filed March 10, 2011

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Attached

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
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

FX ENERGY, INC.
(Registrant)

Date: May 9, 2011	By:	/s/ David N. Pierce
David N. Pierce, President, Chief Executive Officer

Date: May 9, 2011	By:	/s/ Clay Newton
Clay Newton, Principal Financial Officer