Form 10-Q/A
period 2011-06-30
FX ENERGY INC
filed 2011-08-10
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

FX Energy, Inc., is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 9, 2011, solely for the purpose of revising the cover page to indicate that it has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

PART II—OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Attached

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed August 9, 2011

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed August 9, 2011
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

FX ENERGY, INC.
(Registrant)

Date: August 10, 2011	By:	/s/ David N. Pierce
David N. Pierce, President, Chief Executive Officer

Date: August 10, 2011	By:	/s/ Clay Newton
Clay Newton, Principal Financial Officer