Form 10-Q/A
period 2011-06-30
FX ENERGY INC
filed 2011-08-12
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

FX Energy, Inc., is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 9, 2011, to correct an error in the information contained in the interactive data file submitted with the original filing and to include Item 101 to the list of exhibits.

PART II—OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed August 9, 2011

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed August 9, 2011

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed August 9, 2011

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed August 9, 2011

Item 101	Interactive Data File
101	Interactive Data File	Attached
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

FX ENERGY, INC.
(Registrant)

Date: August 12, 2011	By:	/s/ David N. Pierce
David N. Pierce, President, Chief Executive Officer

Date: August 12, 2011	By:	/s/ Clay Newton
Clay Newton, Principal Financial Officer