Form 10-Q/A
period 2011-09-30
FX ENERGY INC
filed 2012-02-10
CIK 907649

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

EXPLANATORY NOTE

FX Energy, Inc., is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, originally filed with the Securities and Exchange Commission on November 9, 2011, to correct an error in the information contained in the interactive data file submitted with the original filing.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

PART II—OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.101	FX Energy, Inc., 2011 Incentive Plan	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed November 9, 2011

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed November 9, 2011

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed November 9, 2011

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed November 9, 2011

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed November 9, 2011

Item 101	Interactive Data File
101	Interactive Data File	Attached
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

FX ENERGY, INC.
(Registrant)

Date: February 10, 2012	By:	/s/ David N. Pierce
David N. Pierce, President, Chief Executive Officer

Date: February 10, 2012	By:	/s/ Clay Newton
Clay Newton, Principal Financial Officer