Form 10-Q
period 2012-03-31
FX ENERGY INC
filed 2012-05-10
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of $0.001 par value common stock outstanding as of May 3, 2012, was 52,926,098.

FX ENERGY, INC., AND SUBSIDIARIES
Form 10-Q for the Three Months Ended March 31, 2012

TABLE OF CONTENTS

Item		Page
	Part I—Financial Information

1	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statement of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to the Consolidated Financial Statements	7
2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13
3	Quantitative and Qualitative Disclosures about Market Risk	20
4	Controls and Procedures	21

	Part II—Other Information

1A	Risk Factors	22
6	Exhibits	22
--	Signatures	23

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$51,111	$50,859
Receivables:
Accrued oil and gas sales	3,226	3,446
Joint interest and other receivables	3,720	4,768
VAT receivable	--	389
Inventory	192	196
Other current assets	641	542
Total current assets	58,890	60,200

Property and equipment, at cost:
Oil and gas properties (successful efforts method):
Proved	56,636	49,388
Unproved	3,821	3,482
Other property and equipment	10,157	9,968
Gross property and equipment	70,614	62,838
Less accumulated depreciation, depletion, and amortization	(16,323)	(14,942)
Net property and equipment	54,291	47,896

Other assets:
Certificates of deposit	406	406
Loan fees	1,750	1,722
Total other assets	2,156	2,128

Total assets	$115,337	$110,224

-Continued-

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)
-Continued-

	March 31,	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,319	$9,736
VAT payable	447	--
Accrued liabilities	336	677
Total current liabilities	9,102	10,413

Long-term liabilities:
Notes payable	40,000	40,000
Asset retirement obligation	1,278	1,184
Total long-term liabilities	41,278	41,184

Total liabilities	50,380	51,597

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2012, and December 31, 2011; no shares
outstanding	--	--
Common stock, $0.001 par value, 100,000,000 shares authorized as of March 31, 2012, and December 31, 2011; 52,926,098
and 52,787,350 shares issued and outstanding as of
March 31, 2012, and December 31, 2011, respectively	53	53
Additional paid-in capital	220,739	219,522
Cumulative translation adjustment	19,397	28,964
Accumulated deficit	(175,232)	(189,912)
Total stockholders’ equity	64,957	58,627

Total liabilities and stockholders’ equity	$115,337	$110,224

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Statement of Comprehensive Income
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2012	2011
Revenues:
Oil and gas sales	$7,923	$7,122
Oilfield services	659	25
Total revenues	8,582	7,147
Operating costs and expenses:
Lease operating expenses	872	770
Exploration costs	2,964	2,877
Oilfield services costs	639	141
Depreciation, depletion, and amortization	926	737
Accretion expense	16	17
Stock compensation	551	356
General and administrative costs	1,891	1,961
Total operating costs and expenses	7,859	6,859
Operating income	723	288

Other income (expense):
Interest expense	(619)	(600)
Interest and other income	84	53
Foreign exchange gain	14,492	6,793
Total other income	13,957	6,246

Net income	$14,680	$6,534

Basic and diluted net income per common share	$0.28	$0.14

Basic weighted average number of shares
outstanding	52,221	45,943

Diluted weighted average number of shares
outstanding	52,291	46,751

Other comprehensive income:
Foreign currency translation adjustment	(9,567)	(4,476)
Comprehensive income	$5,113	$2,058

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$14,680	$6,534
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	926	737
Accretion expense	16	17
Amortization of bank fees	127	142
Stock compensation	551	356
Foreign exchange gains	(14,484)	(6,783)
Common stock issued for services	666	706
Increase (decrease) from changes in working capital items:
Receivables	2,711	2,056
Inventory	4	2
Other current assets	(90)	(6)
Other assets	--	--
Accounts payable and accrued liabilities	(455)	936
Net cash provided by operating activities	4,652	4,697

Cash flows from investing activities:
Additions to oil and gas properties	(5,083)	(5,445)
Additions to other property and equipment	(178)	(188)
Net cash used in investing activities	(5,261)	(5,633)

Cash flows from financing activities:
Payments on credit facility	--	(35,000)
Proceeds from common stock offering, net	--	45,175
Proceeds from exercise of stock options and warrants	--	128
Net cash provided by financing activities	--	10,303

Effect of exchange rate changes on cash	861	474

Net increase (decrease) in cash	252	9,841
Cash and cash equivalents at beginning of year	50,859	19,740

Cash and cash equivalents at end of period	$51,111	$29,581

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

We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with GAAP.  Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

We evaluated subsequent events through the date of our financial statement issuance.  No events were identified that had a material impact on the financial statements.

Note 2:  Net Income per Share

Basic earnings per share was computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding.  Diluted earnings per share was computed for the three months ended March 31, 2012 and 2011, by dividing the net income by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and unvested restricted stock.  Options to purchase 20,000 and 35,000 shares of common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively, because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive. Basic and diluted earnings per share were essentially the same for both periods presented.

Outstanding options and unvested restricted stock as of March 31, 2012 and 2011, were as follows:

	Options and
	Unvested Restricted Stock	Price Range
Balance sheet date:
March 31, 2012	1,341,041	$0.00 - $9.32
March 31, 2011	1,562,231	$0.00 - $10.65

Note 3:  Income Taxes

No income tax expense was recognized for the three-month periods ended March 31, 2012 and 2011, due to the reversal of valuation allowances that offset income tax expense for the period.  We are required to provide a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Our ability to realize the benefit of deferred tax assets will depend on the generation of future taxable income through profitable operations and the expansion of exploration and development activities.  The market and capital risks associated with achieving the above requirement are considerable, resulting in our conclusion that a full valuation allowance be provided.  We are subject to audit by the IRS and various states for the prior three years.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months, nor has there been a change in our unrecognized tax positions since December 31, 2011.  Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense related to unrecognized tax benefits was recognized during the three months ended March 31, 2012.

Note 4:  Business Segments

We operate within two segments of the oil and gas industry: the exploration and production segment and the oilfield services segment.  Direct revenues and costs, including exploration costs, depreciation, depletion, and amortization costs (“DD&A”), general and administrative costs (“G&A”), and other income directly associated with their respective segments are detailed within the following discussion.  Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes.  Current assets, other assets, current liabilities, and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes.

Reportable business segment information for the three months ended March 31, 2012, and as of March 31, 2012, is as follows (in thousands):

	Reportable Segments
	Exploration &		Oilfield
	Production		Services	Nonsegmented	Total
	U.S.	Poland
Three months ended March 31, 2012:
Revenues	$ 1,152	$ 6,771	$ 659	$ --	$ 8,582
Net income (loss)(1)	521	2,917	(266)	11,508	14,680
As of March 31, 2012:
Identifiable net property and equipment(2)	3,767	47,684	2,802	38	54,291
_______________

(1)
Nonsegmented reconciling items for the first quarter include $1,891 of G&A, $551 of noncash stock compensation expense, $84 of other income, $619 of interest expense, $14,492 of foreign exchange gains, and $7 of corporate DD&A.

(2)	Identifiable net property and equipment not associated with a segment consists of $38 of corporate office equipment, hardware, and software.

Reportable business segment information for the three months ended March 31, 2011, and as of March 31, 2011, is as follows (in thousands):

	Reportable Segments
	Exploration &		Oilfield
	Production		Services	Nonsegmented	Total
	U.S.	Poland
Three months ended March 31, 2011:
Revenues	$ 1,158	$ 5,964	$ 25	$ --	$ 7,147
Net income (loss)(1)	455	2,502	(335)	3,912	6,534
As of March 31, 2011:
Identifiable net property and equipment(2)	1,279	38,319	2,714	37	42,349
_______________

(1)
Nonsegmented reconciling items for the first quarter include $1,961 of G&A, $356 of noncash stock compensation expense, $53 of other income, $600 of interest expense, $6,793 of foreign exchange gains, and $17 of corporate DD&A.

(2)	Identifiable net property and equipment not associated with a segment consists of $37 of corporate office equipment, hardware, and software.

Note 5:  Share-Based Compensation

We have several share-based incentive plans.  Under these plans, options have been granted at an option price equal to the market value of the stock at the date of grant.  The granted options have terms ranging from seven to ten years and vest in three equal annual installments from the date of grant.  Under the terms of the stock option award plans, we may also issue restricted stock.  Restricted stock awards vest in three equal annual installments from the date of grant.

The following table summarizes option activity for the first quarter of 2012:

		Weighted	Weighted Average
	Number of	Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Life (in years)	Intrinsic Value

Options outstanding:
Beginning of year	668,129	$ 5.31
Expired	(15,000)	10.65
End of period	653,129	5.19	9.18
Exercisable at end of period	20,000	9.32	.17	$0

The following table summarizes option activity for the first quarter of 2011:

		Weighted	Weighted Average
	Number of	Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Life (in years)	Intrinsic Value

Options outstanding:
Beginning of year	832,332	$8.42
Exercised	(16,499)	7.79
End of period	815,833	8.44	.45
Exercisable at end of period	815,833	8.44	.45	$7,808

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our stock price of $5.44 as of March 31, 2012, and $8.36 as of March 31, 2011, which would have been received by stock option holders had all vested in-the-money stock options been exercised as of those dates.

Stock Compensation

During 2011, we issued 636,509 stock options, resulting in deferred compensation of $1,781,036, which will be amortized ratably over a three-year vesting period.  Expense recognized during the first quarter of 2012 totaled $146,959.

During 2011, we issued 318,252 shares of restricted stock, resulting in deferred compensation of $1,610,355, which will be amortized ratably over a three-year vesting period.  Expense recognized during the first quarter of 2012 totaled $132,875.  There were no shares of restricted stock issued during the first three months of 2012.

During 2010, we issued 373,500 shares of restricted stock, resulting in deferred compensation of $2,259,675, which will be amortized ratably over a three-year vesting period.  Expense recognized during the first quarter of 2012 and 2011 totaled $185,440 and $188,306, respectively.

During 2009, we issued 379,500 shares of restricted stock resulting in unamortized compensation expense of $1,043,625, which will be amortized ratably over a three-year vesting period.  Expense recognized during the first quarter of 2012 and 2011 totaled $85,497 and $86,696, respectively.

During 2008, we issued 367,000 shares of restricted stock resulting in unamortized compensation expense of $1,005,580, which will be amortized ratably over a three-year vesting period.  Expense recognized during the first quarter of 2011 totaled $80,418.

The following table summarizes restricted stock activity during the first three months of 2012 and 2011:

	Number of Shares
	2012	2011
Unvested restricted stock outstanding:
Beginning of year	687,912	746,398
Issued	--	--
Forfeited	--	--
Vested	--	--
End of period	687,912	746,398

Note 6:  Stockholders’ Equity

During the first three months of 2012, we issued 138,748 shares of common stock for the 2011 contribution to our employee benefit plan.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of March 31, 2012, nor did we have any assets or liabilities measured at fair value on a nonrecurring basis to report in the first quarter of 2012.

Recurring Fair Value

The following tables set forth the financial assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy.  We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.  Fair values of cash and cash equivalents approximate cost due to the short period of time to maturity.

Assets and liabilities measured at fair value on a recurring basis consisted of the following as of March 31, 2012 (in thousands):

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Money market funds	$ 2,349	$2,349	--	--

Assets and liabilities measured at fair value on a recurring basis consisted of the following as of March 31, 2011 (in thousands):

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Money market funds	$17,073	$17,073	--	--

Note 8:  Notes Payable

We have a $55 million Senior Reserve Base Lending Facility with the Royal Bank of Scotland, ING Bank N.V., and KBC Bank NV.  The credit facility calls for a periodic interest rate of LIBOR, plus an interest margin of 4.0%, and has a term of five years, with semiannual borrowing base reductions of $11 million each beginning on June 30, 2013.  The credit facility is an interest-only facility until then.  An annual unused commitment fee of one-half of the applicable interest margin is charged quarterly based on the average daily unused portion of the expanded credit facility.  Deferred financing costs of approximately $127,000 associated with our existing credit facility were amortized and charged to interest expense during the first quarter of 2012.  Payment of the credit facility is secured by our assets in Poland and guaranteed by the Company.  We used proceeds from the offering described in note 6 to repay all balances outstanding under the credit facility as of March 31, 2011.  As of March 31, 2012, we had $40 million outstanding under the credit facility.  Our notes payable is stated at book value, which approximated its fair value at March 31, 2012.  Estimated fair values for notes payable have been determined based on borrowing rates currently available to us for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the FASB’s fair value hierarchy.

We have access to $40 million under the credit facility until our Kromolice-1, Sroda-4, and Kromolice-2, or KSK, wells have been on production for 30 days, at which time the full $55 million becomes available.  We expect to have full access to the $55 million during 2012.  Proceeds from the credit facility are intended to support our development, production, and operating activities in Poland.

Note 9:  Capitalized Exploratory Well Costs

We had $4.0 million, $6.4 million, and $0.4 million of capitalized costs related to our Plawce-2, Kutno, and Komorze 3-K wells, respectively, which were in progress at March 31, 2012.  In addition, we had capitalized costs of approximately $1.5 million associated with three wells related to our Alberta Bakken project, which are pending further testing.

Note 10:  Foreign Currency Translation and Risk

During the first quarter of 2012, we recorded foreign currency transaction gains of approximately $14.5 million.  This amount was attributable to decreases in the amount of Polish zlotys necessary for FX Energy Poland to satisfy outstanding intercompany and other dollar-denominated loans and unpaid interest.  There was a corresponding debit to other comprehensive income for the gain attributable to the intercompany loans, which was then offset by translation adjustments related to our other balance sheet accounts.

The following table provides a summary of changes in cumulative translation adjustment (in thousands):

For the Three Months
Ended March 31, 2012
Balance at December 31, 2011	$ 28,964
Decrease related to gains on intercompany loans	(14,484)
Increase related to translation adjustments	4,917
Balance at March 31, 2012	$ 19,397

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

Results of Operations by Business Segment

Quarter Ended March 31, 2012, Compared to the Same Period of 2011

Exploration and Production Segment

Gas Revenues.  Revenues from gas sales were approximately $6.8 million during the first quarter of 2012, compared to $6.0 million during the same quarter of 2011.  Increased production accounted for the increase in 2012 first quarter natural gas revenues.

A summary of the amount and percentage change, as compared to the respective prior-year period, for gas revenues, average gas prices, and gas production volumes for the quarters ended March 31, 2012 and 2011, is set forth in the following table:

	For the Quarter Ended March 31,
	2012	2011	Change
Gas revenues	$6,771,000	$5,964,000	+14%
Average price (per thousand cubic feet)	$ 6.03	$ 6.12	-1%
Production volumes (thousand cubic feet)	1,123,000	975,000	+15%

Our increased revenues were due entirely to increased production during the 2012 quarter.  Daily gas production increased to 12.5 MMcfd in the first quarter of 2012, compared to 10.7 MMcfd in the first quarter of 2011, an increase of 15%.  Production from our KSK wells increased by 155,000 Mcf over 2011 first quarter levels, accounting for all of the increase.  We expect further increases from the KSK wells once a pipeline bottleneck issue is resolved.  Construction on a new pipeline section to alleviate the bottleneck is underway, and full production from the KSK wells is expected to begin either late in the second quarter or early in the third quarter of 2012.

Higher production was offset by lower prices, which were caused by quarter-to-quarter changes in exchange rates.  The Polish low-methane tariff, which serves as the reference price for our gas sales agreements, was 12.5% higher during the first quarter of 2012, compared to the same quarter of 2011.  The increase was a function of price changes implemented by the Polish utility regulator that became effective for us on August 1, 2011.  However, period-to-period weakness in the Polish zloty against the U.S. dollar decreased our U.S. dollar-denominated gas prices.  The average exchange rate during the first quarter of 2012 was 3.23 zlotys per U.S. dollar.  The average exchange rate during the first quarter of 2011 was 2.88 zlotys per U.S. dollar, a change of approximately 12%.

Oil Revenues.  First quarter 2012 oil revenues remained essentially unchanged from first quarter of 2011 oil revenues.  Production levels were down 4% from quarter to quarter, due to normal production declines.  The production decline was offset by a 4% increase in average oil prices.  Our average oil price during the first quarter of 2012 was $84.97 per barrel, compared to $81.69 per barrel received during the same quarter of 2011.

A summary of the amount and percentage change, as compared to the respective prior-year period, for oil revenues, average oil prices, and oil production volumes for the quarters ended March 31, 2012 and 2011, is set forth in the following table:

	For the Quarter Ended March 31,
	2012	2011	Change
Oil revenues	$1,152,000	$1,158,000	0%
Average price (per barrel)	$ 84.97	$ 81.69	+4%
Production volumes (barrels)	13,600	14,200	-4%

Lease Operating Costs.  Lease operating costs were $872,000 during the first quarter of 2012, an increase of $102,000, or 13%, compared to the same period of 2011.  Most of the increase is due to new production at our KSK wells.  During the first quarter of 2011, we produced from only the Sroda-4 well.  During the first quarter of 2012, we produced from all three of the KSK wells, with production varying between the three wells according to daily pipeline capacity.  As most of our operating costs in Poland are fixed for each production facility, we incur full monthly charges for each facility utilized, regardless of the volumes flowing through each facility.

Exploration Costs.  Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes.  Exploration costs were $3.0 million during the first quarter of 2012, compared to $2.9 million during the same period of 2011.  First quarter 2012 exploration costs included approximately $400,000 associated with a three-dimensional, or 3-D, seismic survey in our Fences concession, $2.1 million associated with two-dimensional, or 2-D, seismic projects at our other existing Polish concessions, and approximately $460,000 in dry-hole costs associated with a Bakken test well in Montana.  First quarter 2011 exploration costs included approximately $2.5 million associated with a 2-D seismic project at our Warsaw South concession, and the remainder associated with 2-D seismic and other costs at other existing Polish concessions.

DD&A Expense - Exploration and Production.  DD&A expense for producing properties was $632,000 for the first quarter of 2012, an increase of 26%, compared to $502,000 during the same period of 2011.  Higher DD&A expense in 2012 was due in part to increased depreciation expense at our KSK wells, reflecting higher production there in 2012.

Accretion Expense.  Accretion expense was $16,000 and $17,000 for the first quarter of 2012 and 2011, respectively.  Accretion expense is related entirely to our asset retirement obligation associated with expected future plugging and abandonment costs.

Oilfield Services Segment

Oilfield Services Revenues.  Oilfield services revenues were $659,000 during the first quarter of 2012, compared to $25,000 for the first quarter of 2011.  All of the 2012 revenues were associated with drilling at our joint venture Bakken project in Montana.  Revenues for this project are recorded net of any intercompany profit.  We drilled no wells for third parties during the 2012 quarter.  During the first quarter of 2011, we performed only minimal well service work for third parties.  Oilfield services revenues will continue to fluctuate from period to period based on the activities of our Bakken project, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

Oilfield Services Costs.  Oilfield services costs were $639,000 during the first quarter of 2012, compared to $141,000 during the same period of 2011.  The quarter-to-quarter increase was primarily due to increased drilling activities associated with our joint venture Bakken project in Montana.  Oilfield services costs will also continue to fluctuate period to period based on the activities of our Bakken project, market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

DD&A Expense – Oilfield Services.  DD&A expense for oilfield services was $287,000 during the first quarter of 2012, compared to $169,000 during the same period of 2011.  The quarter-to-quarter increase was primarily due to recent capital additions being depreciated.

Nonsegmented Information

G&A Costs.  G&A costs were $1,891,000 during the first quarter of 2012, compared to $1,961,000 during the first quarter of 2011, a decrease of $70,000.  Decreased costs in 2012 were due primarily to lower consulting and legal fees.

Stock Compensation (G&A).  For the three-month periods ended March 31, 2012 and 2011, we recognized $551,000 and $356,000, respectively, of stock compensation expense related to the amortization of unexercised options and restricted stock.

Interest and Other Income (Expense).  Interest and other income was $84,000 during the first quarter of 2012, an increase of $31,000, compared to $53,000 during the same period of 2011.  The increase was a reflection of higher cash balances available for investment.  During the first quarter of 2012, we incurred $619,000 in interest expense, which included $127,000 of amortization of previously incurred loan fees.  During the first quarter of 2011, we incurred $600,000 in interest expense, which included $142,000 of amortization of previously incurred loan fees.

Foreign Exchange Gains and Losses.  As discussed in note 10 to the financial statements, during the first quarter of 2012, we recorded foreign currency transaction gains of approximately $14.5 million, principally attributable to decreases in the amount of Polish zlotys necessary to satisfy outstanding intercompany and other dollar-denominated loans.  We recorded foreign exchange gains of $6.8 million during the same quarter of 2011, which were also principally related to our intercompany loans.  Exchange-rate fluctuation from year-end 2011 to March 31, 2012, of 9% was greater than the exchange-rate fluctuation from year-end 2010 to March 31, 2011, of 5%.  The increase in volatility resulted in a higher foreign exchange impact in 2012 compared to 2011.

Liquidity and Capital Resources

For much of our history, we have financed our operations principally through the sale of equity securities, bank borrowings, and agreements with industry participants that funded our share of costs in certain exploratory activities in return for an interest in our properties.  However, as our gas production and prices have increased in Poland in the last several years and as higher oil prices have improved the profitability of our U.S. production, our internally generated cash flow has become a significant source of operations financing.

2012 Liquidity and Capital

Working Capital (current assets less current liabilities).  Our working capital was $49.8 million as of March 31, 2012, unchanged from December 31, 2011.  Our current assets at March 31, 2012, included approximately $3.2 million in accrued oil and gas sales from both the United States and Poland.  Our current liabilities at quarter-end included approximately $6.7 million in costs related to capital and exploration projects in Poland.  Our outstanding long-term debt at quarter-end was $40 million.

Operating Activities.  Net cash provided by operating activities was $4.7 million during the first three months of 2012, equal to the $4.7 million during the first three months of 2011.  Higher revenues of $1.4 million in 2012, associated with our increased levels of gas production in Poland, were offset by a reduction of $1.4 million in accounts payable and accrued liabilities.

Investing Activities.  During the first three months of 2012, we used cash of $5.3 million in investing activities.  We used $5.1 million for current-year capital additions in Poland and $178,000 for capital additions in our office and drilling equipment.  During the first three months of 2011, we used cash of $5.6 million in investing activities.  We used $5.4 million for 2011 capital additions in Poland and $188,000 for capital additions in our office and drilling equipment.

Financing Activities.  During the first quarter of 2011, we issued 6.9 million shares of common stock in a registered public offering, which resulted in net proceeds to us, after offering costs, of approximately $45.2 million.  We used $35.0 million of those proceeds to repay amounts outstanding under our credit facility.  We also received proceeds of $128,000 from the exercise of stock options.  There were no similar transactions during the first quarter of 2012.

Our Capital Resources and Future Expenditures

Our anticipated sources of liquidity and capital for 2012 include our working capital of $49.8 million at March 31, 2012, available credit of $15 million under our credit facility when we meet the benchmarks discussed below, and cash available from our operations. Possible additional proceeds may be available from the sale of securities, increased debt capacity, or asset sales.

We currently have a $55 million credit facility with The Royal Bank of Scotland, ING Bank N.V., and KBC Bank NV.  The credit facility calls for a periodic interest rate of LIBOR plus 4.0% and has a term of five years, with semiannual borrowing base reductions of $11 million each beginning on June 30, 2013.  The credit facility is an interest-only facility until June 2013.  As of March 31, 2012, we had $40 million outstanding under the credit facility.  We have access to $40 million under the credit facility until our KSK wells have been in full production for 30 days, at which time the full $55 million becomes available.  We expect to reach this benchmark at mid-year of 2012.  Proceeds from the credit facility are intended to support our operating activities in Poland.  Further, we believe our total credit line could be expanded, even without including our recent 2011 Lisewo-1 discovery, in a revised credit facility.

As of March 31, 2012, we were producing gas from five wells in Poland, including our two Kromolice wells.  We expect production from our Sroda-4 well to recommence shortly as we achieve resolution of the pipeline bottleneck issue discussed earlier.  We expect our increased production to increase funds available for exploration and development over 2011 levels.  Our Winna Gora well is expected to begin production in the third quarter of 2012.  In addition, in 2011, we drilled and completed the successful Lisewo-1 well in our Fences concession, which we expect to further increase production and revenue in 2013.

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

At March 31, 2012, we were in the process of drilling the Kutno-2 well, having incurred a total cost of $1.4 million during this year.  Our total costs for this well, once drilling is completed, are expected to be approximately $10 million.  Also drilling was our Komorze 3-K well, which was begun just prior to the end of the quarter.  We have agreed with the Polish Oil and Gas Company, or PGNiG, to conduct a fracture stimulation test at the Plawce-2 well mid-year 2012.  We were also in the process of building production facilities at our Winna Gora well.  We had no other firm commitments for future capital and exploration costs at March 31, 2012.

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

We may incur operating losses in future periods, and we continue to fund substantial exploration and development in Poland.  We have a history of operating losses.  From our inception in January 1989 through March 31, 2012, we have incurred cumulative net losses of approximately $175 million.  Despite our recent and expected future increases in production and revenues, our exploration and production activities may continue to result in net losses in future years, depending on the success of our drilling activities in Poland and the United States and whether we generate sufficient revenues to cover related operating expenses.  While revenues from our operations exceed our fixed operating and overhead costs, we reported negative cash flow from operating activities as recently as 2011.

We may also seek to obtain additional funds for future capital investments from the sale of partial property interests or arrangements in which industry participants bear the initial exploration costs to earn an interest in the project or other arrangements, all of which may dilute the interest of our existing stockholders or our interest in the specific project financed.

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

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements contained in our annual report on Form 10-K for the year ended December 31, 2011.  We believe the application of these accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable, and timely information about our earnings results, financial condition, and cash flows.

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

Substantially all of our gas in Poland is sold to PGNiG or its subsidiaries under contracts that extend for the life of each field.  Prices are determined contractually and, in the case of our Roszkow, Zaniemysl, and KSK wells, are tied to published tariffs.  The tariffs are set from time to time by the public utility regulator in Poland.  Although we are not directly subject to such tariffs, we have elected to link our price to these tariffs in our contracts with PGNiG.  We expect that the prices we receive in the short term for gas we produce will be lower than would be the case in an unregulated setting and may be lower than prevailing western European prices.  We believe it is more likely than not that, over time, the end user gas price in Poland will converge with the average price in Europe.

We currently do not engage in any hedging activities to protect ourselves against market risks associated with oil and gas price fluctuations, although we may elect to do so in the future.

Foreign Currency Risk

We enter into various agreements in Poland denominated in the Polish zloty.  The Polish zloty is subject to exchange-rate fluctuations that are beyond our control.  Our policy is to reduce currency risk by, under ordinary circumstances, transferring dollars to zlotys, or fixing the exchange rate for future transfers of dollars to zlotys, on or about the occasion of making any significant commitment payable in Polish currency, taking into consideration the future timing and amounts of committed costs and the estimated timing and amounts of zloty-based revenues.  We do not use derivative financial instruments for trading or speculative purposes.  We have used forward-purchase contracts to buy zlotys at specified exchange rates.  The fair value of these contracts is estimated based on period-end quoted market prices, and the resulting asset and expense is recognized in our consolidated financial statements.  As of March 31, 2012, we had no outstanding zloty forward-purchase contracts.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2011, are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or operating results.

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

FX ENERGY, INC.
(Registrant)

Date: May 10, 2012	By:	/s/ David N. Pierce
David N. Pierce, President, Chief Executive Officer

Date: May 10, 2012	By:	/s/ Clay Newton
Clay Newton, Principal Financial Officer