Form 10-K
period 2012-12-31
FX ENERGY INC
filed 2013-03-14
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2012, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $299,202,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 8, 2013, FX Energy had outstanding 53,409,022 shares of its common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE.  Portions of FX Energy’s definitive Proxy Statement in connection with the 2013 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this Annual Report.

FX ENERGY, INC.
Form 10-K for the fiscal year ended December 31, 2012

TABLE OF CONTENTS

Item		Page
	Part I
--	Special Note on Forward-Looking Statements	3
1	Business	5
1A	Risk Factors	12
1B	Unresolved Staff Comments	25
2	Properties	26
3	Legal Proceedings	43
4	Mine Safety Disclosures	43

	Part II
5	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	44
6	Selected Financial Data	45
7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	47
7A	Quantitative and Qualitative Disclosures about Market Risk	61
8	Financial Statements and Supplementary Data	61
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	62
9A	Controls and Procedures	62
9B	Other Information	62

	Part III
10	Directors, Executive Officers and Corporate Governance	63
11	Executive Compensation	63
12	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	63
13	Certain Relationships and Related Transactions, and Director Independence	63
14	Principal Accountant Fees and Services	63

	Part IV
15	Exhibits and Financial Statement Schedules	64
--	Signatures	69
--	Management’s Report on Internal Control over Financial Reporting	F-1
--	Report of Independent Registered Public Accounting Firm	F-2

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

•	whether the quantities of gas or oil we discover will be as large as our initial estimate of an exploration target area’s gross unrisked potential;

•	whether the estimated probable oil and gas reserves will ever be proved or produced;

•	the rates at which our resources will be produced, particularly from properties for which we are not the operator;

•	whether we will be able to obtain capital sufficient for our anticipated exploration and other capital expenditures;

•	how our efforts to obtain additional capital will affect the trading market for our securities;

•	whether actual exploration risks, schedules, and sequences will be consistent with our plans and forecasts;

•	the future results of drilling or producing individual wells and other exploration and development activities;

•	the prices at which we may be able to sell gas or oil;

•	foreign currency exchange-rate fluctuations;

•
the financial and operating viability and stability of Polskie Górnictwo Naftowe i Gazownictwo, or PGNiG, and other third parties with which we conduct business and on which we rely to supply goods and services and to purchase our oil and gas production;

•
exploration and development priorities and the financial and technical resources of PGNiG, our principal joint venture and strategic partner in Poland, PL Energia S.A., another partner in Poland, or other future partners;

•	uncertainties inherent in estimating quantities of proved and probable reserves and actual production rates and associated costs;

•	the cost and availability of additional capital that we may require and possible related restrictions on our future operating or financing flexibility;

•	our future ability to attract industry or financial participants to share the costs of exploration, exploitation, development, and acquisition activities;

•	the effect of future changes in reservoir pressure, prices, reservoir mapping, production rates, and other factors on reserve quantities;

•	uncertainties of certain terms to be determined in the future relating to our oil and gas interests, including exploitation fees, royalty rates, and other matters;

•
uncertainties, restrictions, and increased costs resulting from the current public interest and regulatory focus on hydraulic fracturing, which we intend to use in Poland and which we have used in our Montana oil exploration of the Alberta Bakken and Three Forks formations;

•
changes in the regulatory regime for the exploration, development, and production of hydrocarbons in Poland, including changes in the scheme through which prices at which we sell our production may be governmentally established or market influenced and changes in applicable royalty rates;

•	environmental hazards, such as uncontrollable flows of crude oil, brine, well fluids, hydraulic fracturing fluids, or other pollutants by us or third-party service providers;

•	uncertainties regarding future political, economic, regulatory, environmental, fiscal, taxation, and other policies in Poland and the European Union;

•	the impact on us, our industry partners, our lenders, and others with which we deal of the continuing sovereign debt crises within the European Union, of which Poland is a member; and

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

PART I

ITEM 1. BUSINESS

Introduction

We are an independent oil and gas exploration and production company with production, appraisal, and exploration activities in Poland.  We also have modest oil production and oilfield service activities in the United States, where we have conducted limited exploration during 2012.  Our headquarters are in Salt Lake City, Utah, and our Polish operations are headquartered in Warsaw.  Definitions of certain oil and gas industry terms used in this report are provided below under Item 2, Properties – Oil and Gas Terms.

At year-end 2012, independent reserve engineers estimated our worldwide proved oil and gas reserves to be 44.1 billion cubic feet, or Bcf, of natural gas and 0.6 million barrels of oil, or Bbl, or a combined total of 47.7 billion cubic feet of natural gas equivalent, or Bcfe (converting oil to gas at a ratio of one barrel of oil to 6,000 cubic feet of natural gas).  Of this 47.7 Bcfe, 93% was in Poland and 7% was in the United States.  The independent engineers estimated the PV-10 Value of our proved reserves to be approximately $158 million.

At year-end 2012, independent reserve engineers estimated our worldwide proved plus probable, or P50, oil and gas reserves to be a combined total of 79.4 Bcfe.  The independent engineers estimated the PV-10 Value of our P50 reserves to be approximately $208 million.

Our 2012 oil and gas production was 4.8 Bcfe (13.1 million cubic feet equivalent per day, or MMcfed), which was up 9% from 2011 production. Of our 2012 production, 4.5 Bcfe (12.2 MMcfed) of our production was in Poland and 0.3 Bcfe (0.9 MMcfed) was in the United States.  All of our production in Poland consisted of natural gas, while all of our United States production consisted of crude oil.

Our oil and gas revenues for 2012 were $34.5 million, which is an increase of 16% over revenues for the preceding fiscal year.  We currently expect that our 2013 production will rise measurably from our 2012 production rates with the start of production at our Winna Gora, Lisewo-1, and Komorze-3 wells, which we believe will be greater than the natural declines in production from our currently producing wells.  We expect our 2013 first quarter production to average approximately 14.0 MMcfed.  Production began at our Winna Gora well in late January of 2013.  We expect production facilities to be complete and gas to start flowing at our Lisewo-1 and Komorze-3 wells in the second half of 2013.

Substantially all of our growth in reserves and production in recent years has come from our operations in Poland.  We expect this will continue, as most of our technical efforts and capital budget are devoted to these operations in Poland.  We believe that these operations represent the most favorable opportunities for success that are available to us.  See “Corporate Strategy” immediately below.  With a view to future growth in reserves and production, we now hold 2.7 million gross acres (2.0 million net) in Poland and continually review additional acreage acquisition opportunities.

During 2012 in Poland, we drilled one well that we plan to place into production in 2013, one well with gas shows that has been temporarily abandoned pending further evaluation, and one dry hole.

As of December 31, 2012, we had approximately 53.2 million shares of common stock outstanding, and our market capitalization was approximately $219 million (approximately $214 million as of the date of this filing).  Our shares are listed on the Nasdaq Global Select Market under the symbol “FXEN.”  So far during 2013, our average daily trading volume has been approximately 278,000 shares.  Our total assets as of December 31, 2012, were $106.0 million, and our working capital was $30.4 million.  Total debt per thousand cubic feet equivalent, or Mcfe, of proved reserves was $0.84 at year end.

Most of our current Polish operations are conducted in partnership with PGNiG, a fully integrated oil and gas company that is largely owned by the Treasury of the Republic of Poland.  PGNiG is Poland’s principal domestic oil and gas exploration, production, transportation, and distribution entity.  Under our existing agreements, PGNiG has provided us with access to exploration opportunities, previously collected exploration data, and technical and operational support.  We also use geophysical and drilling services provided by PGNiG, and we sell almost all of our gas production to PGNiG.

References to “us,” “we,” and “our” in this report include FX Energy, Inc., and our subsidiaries.  In addition to our headquarters in Salt Lake City, Utah, we have operations offices in Warsaw, Poland, and Oilmont, Montana.

Corporate Strategy

We believe Poland is a unique international exploration opportunity.  Over the last 50 years or so, Western companies have poured billions of dollars into exploration efforts in the British, Dutch, Norwegian, and German sectors of the offshore and onshore North European Permian Basin (generally the North Sea area).  For the industry, these efforts have resulted in the discovery of trillions of cubic feet of gas and more than a billion barrels of oil.  However, until the last few years of the twentieth century, Poland was closed to exploration by foreign oil and gas companies.  To date, the exploration activities conducted in the Polish onshore portion of the Permian Basin are only a fraction of those conducted in the western part of the basin.  Consequently, we believe the Polish Permian Basin is underexplored and underexploited and, therefore, has high potential for discovery of significant amounts of oil and gas relative to the North Sea or other mature oil and gas provinces in the United States and elsewhere.  As an example, the estimated gross proved recoverable reserves per well associated with the nine conventional gas discoveries in our core Fences concession in Poland are 14.8 Bcf.  The average initial gross production rate for these nine wells is approximately 5.0 MMcfd of natural gas with a relatively long, flat production profile.

Just as important as the reserve and production potential is the fact that Poland is highly dependent upon imported natural gas, which is expensive.  There is an attractive and deep market for gas discoveries and production in-country.  For example, as of the date of this report the price we receive for natural gas at our Roszkow well is more than double the spot price under natural gas contracts traded on the New York Mercantile Exchange, sometimes referred to as the Henry Hub price.

Acting on this combination of facts, we were one of the first independent oil and gas companies to acquire a large land position, to embark on a focused exploration and development program, and as a result, to begin producing hydrocarbons in Poland.  After a number of years of effort in Poland, our exploration efforts are showing significant progress.  Our production volumes in the Fences concession area have increased at a compound annual growth rate of 35% from 2009 through 2012, while our natural gas revenues have increased at a compound annual growth rate of 50% during the same period.  Though we cannot assert that future results will be similar, this success has encouraged us to continue to focus our efforts in Poland.

More specifically, we have directed the majority of our available capital, management, and technical resources to our core Fences concession area in Poland.  We expect to continue concentrating much of our capital budget to this area in an effort to lower drilling risk, shorten the time to first production from successful wells, and optimize opportunities for robust revenue growth.

Outside our core Fences area, we currently hold substantial acreage in other areas of Poland that we consider underexplored and underdeveloped and, therefore, subject to greater exploration risk.  With the success that we have achieved from our Fences drilling program, we now have means to increase our activities in our other exploration acreage, through both targeted seismic data acquisition and drilling of higher-risk, higher-reward exploration wells, where we believe we have the opportunity to find significant oil and gas reserves.  To the extent that our overall strategy results in substantial revenue growth, we plan to continue to increase our funding of exploration projects over a wide area in Poland.

Current Activities and Presence in Poland

General

We concentrate our exploration efforts in Poland primarily on the Rotliegend sandstones of the Permian Basin.  We have identified a core area consisting of approximately 852,000 gross acres surrounding the long-producing 390 Bcf Radlin field, which was discovered in the 1980s by our joint venture partner PGNiG (we do not own an interest in this field, but see it as a geologic analog).  We have emphasized improved seismic data acquisition and processing in our exploration efforts surrounding this field, using technology developed by others for Rotliegend exploration in the Southern North Sea.

Since 2000, we have made commercially successful discoveries in nine of the 12 wells we have drilled on Rotliegend structural trap targets in our core Fences concession.  In the aggregate, these nine discoveries found gross estimated recoverable proved reserves of approximately 133 Bcf of gas.  We have acquired three-dimensional, or 3-D, seismic data over several hundred square kilometers in the Fences concession and plan to acquire 3-D seismic data over more of that concession.  Using the data acquired to date, we have identified a number of possible additional structural traps.  We believe the 3-D seismic data gives us better definition of the targets and might reduce our drilling risk.  However, this is still exploration in an underexplored area.  Thus, we expect to drill some wells that do not establish production or reserves, just as we have done in the past.  Nonetheless, the extensive production history, well data, and seismic data available for the Fences area have contributed to our success rate there.  We plan to continue to direct a significant portion of our available funds to carry out a multiyear exploration, appraisal, and development well drilling program in the Fences concession.  We are drilling the Mieczewo-1 well at the date of this report and anticipate drilling three to four additional wells in the Fences area during 2013.  These operations are the focus of our strategy to increase production and reserves in our core area.

While maintaining our focus on the Rotliegend structural trap exploration model, we are also working to determine the potential for commercial gas production from tight Rotliegend sandstone in the north part of our Fences concession using vertical drilling and fracture technology.  The Plawce horst was discovered in the 1970s and 1980s; test wells found large gas columns in tight Rotliegend reservoirs.  Modern technology now provides better tools to exploit such resources, which have significant potential.  In 2011, we drilled a vertical well in the Plawce horst, encountering approximately 480 meters of relatively tight Rotliegend sandstone.  Log, core, and test data show gas saturation with no free water.  In the first half of 2013, we plan to fracture three separate intervals in the well and test the potential for commercial production.

We have also identified a number of prospects outside the Fences concession in our other concessions in Poland.  These prospects are generally higher risk, as indicated by two noncommercial tests we drilled in these areas in 2012, but drilling success may open new productive areas with significant resources.  We are drilling the Tuchola-3K well in our Edge concession at the date of this report and anticipate drilling two to three additional wells in 2013 in one or more of our Edge, Block 246, Warsaw South, and Block 229 concessions.  These wells will test various horizons for hydrocarbon potential as part of a planned multiyear program of exploration.  We have not entered into new farmout arrangements, but do not rule out the possibility of doing so, either before or after initial drilling, in order to diversify risk and benefit from the capital and technical resources of others.

We have accumulated a large land position in known productive regions or geologic trends and in selected “rank wildcat” areas in Poland located well away from previous drilling where exploration involves a high degree of risk.  We have assembled a sophisticated technical team of employees and consultants experienced with using modern exploration tools and have generated a number of attractive oil and gas prospects.  To the extent that our overall strategy results in substantial revenue growth, we plan to direct more of our own funds toward exploration of these early-stage exploration licenses, with a view toward long-term results.

Polish Exploration Rights

As of December 31, 2012, we held oil and gas exploration rights in Poland in a number of separately designated project areas encompassing approximately 2.7 million gross acres.  We are currently the operator in all areas, except our 852,000 gross-acre core Fences project area, in which we hold a 49% interest in approximately 807,000 acres and a 24.5% interest in the remaining 45,000 acres.  PGNiG is the operator in the Fences project area.  We hold interests in approximately 2.0 million net acres throughout Poland.

As we build revenues in our core area and further explore and evaluate our acreage in Poland, we expect to increase the operational and financial efforts we expend outside our core area.  As we do so, we may add new concessions that we believe have high potential and relinquish acreage that we believe has lower potential.  See Item 2, Properties – “Wells and Acreage” below for further information.

Exploratory Activities in Poland

Our ongoing activities in Poland are conducted in several project areas: Fences, Blocks 287, 246, and 229 near the Fences concession, Warsaw South, and Edge.  Our drilling activities have been focused primarily on the core Fences area.  We have focused on this core area because substantial gas reserves have already been discovered and developed by PGNiG.  We and PGNiG have discovered proved gas reserves of over 133 Bcf gross (59 Bcf net to our interest) in nine commercial wells in the Fences area as of the date of this report.  We believe it is likely there remains substantial additional natural gas in the same geologic horizon in this area.

We plan to continue concentrating the majority of our efforts and resources on the Fences concession, but we are also increasing our efforts in our other exploration blocks in Poland.  In the Fences area during 2012, we completed the Komorze-3K well.  In 2013 we are drilling the Mieczewo-1 well, anticipate drilling two or three wells in the eastern part of Fences, and plan to fracture and test the Plawce-2 tight sand well previously drilled in the northern part of Fences.  In our other concessions we drilled the Kutno-2 well, a noncommercial deep Rotliegend test in the Kutno concession, the Frankowo-1 well, a noncommercial Zechstein/Rotliegend test in Block 246, and started drilling the Tuchola-3K Ca2/Devonian test in Edge.  In 2013 we expect to finish drilling and test the Tuchola-3K well and drill two or three additional exploration wells in one or more of the Edge, Warsaw South, Block 246, and Block 229 concessions.

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

Fences Area: Structural Traps

Based on our drilling experience since 2000 in the Fences area, we have emphasized the use of seismic data acquisition, processing, and interpretation techniques that have been used successfully in the Rotliegend gas fields of the United Kingdom’s offshore Southern Gas Basin.  With Rotliegend structures as our target and using improved seismic data processing and acquisition techniques, we have drilled 12 conventional vertical wells targeting Rotliegend structures through the date of this filing.  Nine of these wells are commercial, with an aggregate estimated ultimate recovery of 133 Bcf over the life of the wells, with remaining proved gas reserves of over 89 Bcf gross (42 Bcf net to our interest) as of December 31, 2012.

We currently produce approximately 13.2 MMcfed net to us from six of these nine wells, one of which started producing in January 2013.  (The oldest of our nine wells had a very small reservoir and was depleted in 2010).  We expect to start production in the second half of 2013 from the remaining two wells.  The wells that are currently in production are producing under the required production licenses obtained by PGNiG in its capacity as operator or under the two years of test production that is permitted under the exploration concession.

In 2013, subject to our partner’s participation, we plan to drill three to four new wells in the Fences concession: the Mieczewo-1 well currently drilling near our Kromolice-1, Sroda-4, and Kromolice-2, or KSK, production facility and two to three wells near the Lisewo production facility that is currently under construction and is scheduled to begin producing in the second half of 2013.

Finally, in the northernmost part of our Fences concession, we have identified a very large upthrown block, or horst, of Rotliegend sandstone that encompasses approximately 12,000 acres (50 sq. km.).  In 2011 we drilled a vertical well, Plawce-2, in this horst block, encountering approximately 480 meters of relatively tight Rotliegend sandstone.  Log, core, and test data show gas saturation with no free water.  In the first half of 2013 we plan to fracture three separate intervals in the well and test the potential for commercial production.

Block 287 Concession Area

The Block 287 concession area is 12,000 acres (50 sq. km.) located approximately 25 miles south of the Fences concession area.  We own 100% of the exploration rights.  We retained this small portion of Block 287 when we relinquished larger portions in 2007 and 2008.

Within our retained acreage in Block 287, there are three Rotliegend gas wells known as the Grabowka wells.  Originally drilled by PGNiG in 1983-85, these three wells tested gas but never produced commercially.  In early 2007, we entered into a joint venture agreement with an unrelated party, PL Energia S.A., headquartered in Krzywoploty, Poland, under which all costs of reentering and completing the three Grabowka wells and building production facilities would be paid by our joint venture partner in exchange for discounted pricing on gas.  To date, we have reentered the Grabowka-12 well, which has been producing since July 2009, and the Grabowka-6 well, which was connected to the gas plant in December 2012 and is scheduled to begin producing in the first half of 2013.  In addition, we plan to reenter the Grabowka-8 well during the first half of 2013, with a view to further increasing production shortly thereafter.

Block 246 Concession Area

In 2008, we acquired a 100% interest in a concession south of our Fences project area covering approximately 241,000 acres (975 sq. km.).  We identified an area with potential for Rotliegend sandstone and Zechstein reef reservoirs.  In 2012 we drilled the Frankowo-1 well and encountered good reservoir properties and gas shows or accumulations in these two horizons, but we temporarily abandoned the well pending further evaluation.  In 2013 we plan to acquire 3-D seismic in the prospective area and, in 2014, drill one or two wells to evaluate its potential.

Block 229 Concession Area

In 2008, we acquired a 100% interest in a concession east of our Fences concession area covering approximately 233,000 acres (941 sq. km.).  We have identified potential Zechstein Main Dolomite reef build-ups on two-dimensional, or 2-D, seismic data in Block 229.  In 2013 we plan to acquire a small amount of additional 2-D seismic data to support a drill-site selection.  We anticipate drilling a well in Block 229 in 2014.  We may seek industry participation in drilling wells in this concession area.

Warsaw South Concession Area

We hold a 51% interest in a total of 463,000 acres (1,875 sq. km.) in east-central Poland.  During 2011, we entered into a farmout agreement with PGNiG under which it earned a 49% interest in the entire Warsaw South concession in return for paying certain seismic and drilling costs.  We subsequently drilled the Machnatka-2 well to test Zechstein and Carboniferous potential in the western part of the concession area.  While not commercial, the well encountered a small Zechstein reef, a significant section of reservoir quality Carboniferous, along with good background gas and gas shows.  The Warsaw South concession has a number of exploration leads, including carboniferous sands and shales with structural or truncation trapping and possibly Zechstein reefs trapped by overlying evaporites and salt.  We believe this area has good potential for gas and condensate production, but there are few existing wells and relatively little seismic data.  Nonetheless, we plan to continue our exploration efforts.  In 2012, we elected to drop certain concessions that we deemed less prospective for hydrocarbon potential, while acquiring additional new seismic data on our remaining blocks.  In 2013 we plan to select one or more prospects to drill, depending on the drilling activity in our other concession areas and on our partner’s input.

Edge Concession Area

In 2008, we acquired a 100% interest in four concessions in north-central Poland covering approximately 881,000 acres (3,567 sq. km.).  Having reprocessed existing 2-D seismic data, we identified a number of leads, including several Permian age Ca2 reefs and Devonian structures.  We acquired additional 2-D seismic data in 2011 and 2012 and started drilling the Tuchola-3K well to test both a Ca2 target and a Devonian target.  We are interpreting new seismic data on three of the blocks in the Edge area and may drill in one or two of the concession blocks this year, subject to our drilling plans elsewhere.  We have determined that one of the blocks appears to have much higher exploration risk than the others and will not seek to extend it beyond its 2013 expiration date.  We may seek industry participation in drilling wells in this concession area.

Dropped Concessions

We previously had exploration interests in the Kutno and Northwest concession areas.  We drilled and plugged and abandoned a well in the Kutno concession and intend to let the concession expire.  Because of our evaluations of the exploration potential of the Northwest concession, in the light of related costs and risks, we are relinquishing our interest in that concession.

Additional Concession Acreage

We may apply for more concession blocks in Poland in 2013.  If we acquire more concession blocks, we will allocate modest technical and financial resources to these areas during 2013, primarily in the form of data collection and seismic reprocessing, with a view to ascertaining relative hydrocarbon potential and exploration risk.

Key Personnel for Poland

Jerzy Maciolek is a director of the Company and heads our exploration team as Vice President of International Exploration.  He joined the Company in 1995 specifically to lead us into Poland, where he had identified the exploration opportunity that today is our principal asset.  Before joining us, Mr. Maciolek had over 25 years of experience as a geophysicist with PGNiG and Gulf Oil Research and as an independent consultant.  He received an M.S. in exploration geophysics from the Mining and Metallurgical Academy in Krakow, Poland.

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

Our U.S. Activities and Presence

Unlike our position in Poland, our U.S. operations have not been a focus of our exploration efforts.  Our U.S. operations provide a modest amount of cash flow and are not capital intensive.  They consist mostly of shallow, water flood oil-producing wells in the Southwest Cut Bank Sand Unit, or SWCBSU, of Montana.  As of December 31, 2012, our U.S. reserves (all of which were proved reserves) were estimated at 594,000 Bbls of crude oil with a PV-10 Value of approximately $10.4 million.  At year-end 2012, U.S. reserves were approximately 7% of total proved reserves on a gas equivalent basis.  Our oil wells produce approximately 146 Bbls of oil per day, net to our interest.  We produce oil from approximately 10,732 gross (10,418 net) acres in Montana and 400 gross (128 net) acres in Nevada.

From our field office in Montana, we also provide oilfield services, which provided approximately $2.1 million in revenue during 2012.

Alberta Bakken and Three Forks Shale Exploration

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

During 2012, we entered into a new joint venture, wherein the existing partners contributed half of their interest in all formations above the base of the Alberta Bakken group in only the Americana leases in exchange for a like interest in the Americana leases in all formations below the Alberta Bakken group, including the Nisku and others that have regionally demonstrated the potential for oil production.  The new joint venture resulted in a one-third working interest in all formations below the Cut Bank in our SWCBSU and a one-sixth working interest in the Americana acreage in all formations below the surface.  Also during 2012, the Somont lease earn-in option expired, and we sold certain of the Americana leases.

We have determined that none of the wells drilled to date in our Albert Bakken project was economic and have suspended further drilling in the area.

Insurance

We carry third-party liability and property and casualty insurance for our activities and facilities in Poland, but we do not plan to purchase control-of-well insurance on wells we drill in the Fences project area.  We may elect to purchase such insurance on wells drilled in other areas in Poland, which we did for our Tuchola 3-K well of which we own a 100% interest.  We rely on the control-of-well coverage and financial responsibility of PGNiG as operator of the wells in which we jointly participate in the Fences project area.  We cannot assure that the insurance policies carried by us or by PGNiG, as operator of the Fences area, can continue to be obtained on reasonable terms or that such policies will protect against all risks of loss.

In the United States, we maintain general liability insurance with limits of $1,000,000 per event with a $2,000,000 annual aggregate limit.  In addition, we carry an umbrella/excess liability policy with a $10,000,000 per event limit with a $10,000,000 general total limit.  There is a $1,000 per claim deductible for only our property damage liability and a $10,000 retention for our commercial umbrella liability insurance.  Our general liability insurance covers us for, among other things, legal and contractual liabilities arising out of property damage and bodily injury, but not for pollution liability.  Our commercial umbrella liability insurance is in addition to our general liability insurance policy and is triggered if the general liability insurance policy limits are exceeded.  In addition, we maintain control-of-well insurance with per-occurrence limits of $5 million and retentions of $100,000 for any one occurrence on wells for which we act as operator.  Our control-of-well policy insures us for blowout risks associated with drilling, completing, and operating our wells, including aboveground pollution, but not for groundwater damage due to hydraulic fracturing.

Our insurance policies may not cover costs and expenses related to government-mandated cleanup of pollution or fines, penalties, or other sanctions resulting from any civil enforcement or criminal proceedings.  In addition, these policies do not provide coverage for all liabilities and, in particular, do not provide coverage for losses arising out of our hydraulic fracturing operations.  We cannot assure that our insurance coverage will be adequate to cover claims that may arise, or that we will be able to maintain adequate insurance at rates we consider reasonable.  A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations, and cash flows.

Employees and Consultants

As of December 31, 2012, we had 50 employees, consisting of nine in Salt Lake City, Utah; 20 in Oilmont, Montana; one in Greenwich, Connecticut; two in Houston, Texas; and 18 in Poland.  Our employees are not represented by a collective bargaining organization.  We consider our relationship with our employees to be satisfactory.  We also regularly engage technical consultants to provide specific geological, geophysical, and other professional services.  Our executive officers and other management employees regularly travel to Poland to supervise activities conducted by our staff and others under contract on our behalf.

Offices and Facilities

Our corporate offices, located at 3006 Highland Drive, Salt Lake City, Utah, contain approximately 3,700 square feet and are rented at $3,400 per month under a month-to-month agreement.  In Montana, we own a 16,000 square-foot building located at the corner of Central and Main in Oilmont.  We also have an office in Warsaw, Poland, located at ul. Chalubinskiego 8, where we rent about 4,900 square feet for approximately 25,000 PLN ($8,000 at December 31, 2012, exchange rate) per month and in Krakow, Poland, located at ul. Smolensk 21/15, where we rent approximately 215 square feet for approximately 1,500 PLN per month.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of material risks, including the following factors related directly and indirectly to our business activities in Poland and the United States.

Risks Relating to our Business

Our long-term success depends largely on our discovery and production of economic quantities of gas or oil in Poland.

We anticipate that our production will increase in 2013 as previously drilled wells are placed into production, and that we will generate revenues in excess of direct lease operating costs as well as anticipated general and administrative costs.  However, these revenues will not be sufficient to cover all of our planned exploration and development costs.  Accordingly, we will continue to rely on existing working capital, borrowings under our current and hopefully expanded credit facility secured by future production from our reserves, additional funds obtained from the sale of equity securities and other external sources, and industry partners to cover these costs.  If we are unable to obtain the funds that we seek from these sources for our exploration and development plans, we may be required to reduce our capital expenditures.

Fluctuations in global oil and gas prices impact the price we receive for gas in Poland.

The prices at which we sell gas in Poland to PGNiG are determined pursuant to published tariffs for gas sold to wholesale consumers.  Such tariffs are determined, in part, by reference to the cost of Russian imported gas, the price of which, in turn, is based, in part, on trailing, historical oil prices.  The trailing impact of lower oil prices may have a depressing effect on such tariffs, and so may reduce the price that we receive for our gas from PGNiG.  Conversely, because the tariffs are determined, in part, by trailing prices, increases in oil prices may result in higher tariffs for the gas we sell in Poland.  Changes in the mechanism for determining the applicable tariff may also result in lower prices for gas that we may sell.

We may incur additional losses due to exchange-rate fluctuations.

Continuing fluctuations in the rates at which U.S. dollars are exchanged into Polish zlotys may result in ongoing noncash exchange-rate losses.  We are subject to exchange-rate fluctuations as we transfer dollar-denominated funds from the United States to Poland for exploration and development and receive payment for the gas we sell in Poland in zlotys.  As the U.S. dollar strengthens relative to the zloty, our U.S. dollar-denominated revenue received in Polish zlotys declines; conversely, when the U.S. dollar weakens relative to the zloty, our U.S. dollar-denominated revenue received in Polish zlotys increases.  Should exchange rates in effect during early 2013 continue throughout the year, we expect the exchange rates to have a slightly positive impact on our U.S. dollar-denominated revenues in 2013 compared to 2012, with a corresponding increase in the U.S. dollar cost of our capital expenditures in Poland.  Applicable exchange rates may be adversely affected by the continuing European debt and financial crises.

We have limited control over our exploration and development activities in Poland.

Our partner, PGNiG, holds the majority interest and is operator of our Fences project area, where our principal production and reserves are located.  As a paying partner, we rely to a significant extent on the financial capabilities of PGNiG.  If PGNiG were to fail to perform its obligations under contracts with us, it would most likely have a material adverse effect on our business, financial condition, results of operations, and cash flows.  In particular, we have prepared our exploration budget through 2013 and beyond based on the participation of, and funding to be provided by, PGNiG.  Although we have rights to participate in exploration and development activities on some PGNiG-controlled acreage, we have limited rights to initiate such activities, which might slow the pace at which we might like to advance our exploration and development efforts.  Similarly, as operator, PGNiG controls the level of production as well as other day-to-day operating details.  Our ability to conduct certain activities may be affected by whether PGNiG classifies such activities as exploratory or development because of different internal budgetary considerations.  Our program in Poland involving PGNiG-controlled acreage would be adversely affected if PGNiG should elect not to pursue activities on such acreage, if the relationship between us and PGNiG should deteriorate or terminate, or if PGNiG or the governmental agencies should fail to fulfill the requirements of, or elect to terminate, such agreements, licenses, or grants.  In our Block 287 area, we are dependent on the financial ability of a different industry participant to pay the costs of agreed development activities.  We may undertake this work at our own cost or seek replacement industry participants if this third party fails to pay these costs.

We cannot assure the exploration models we are using in Poland will lead to finding gas or oil in Poland.

We cannot assure the exploration models we or PGNiG develop will provide a useful or effective guide for our exploration or development activities, including selecting exploration prospects and drilling targets.  We continually review and revise or replace these exploration models as a guide to further exploration based on new data, including drilling results, and interpretations.  These exploration models are typically based on incomplete or unconfirmed data and theories that have not been fully tested.  The seismic data, other technologies, and the study of producing fields in the area do not enable us to know conclusively prior to drilling that gas or oil will be present in commercial quantities, even for development wells.  The fact that some prospects may appear to have similar geological or geophysical subsurface features or may be located near previous wells cannot assure that such prospects are actually similar or that drilling results will be comparable.  Every prospect is unique and must be evaluated individually.  We cannot assure that the analogies that we draw from available data from other wells, fully explored prospects, or producing fields will be applicable to our drilling prospects or will enable us to forecast accurately drilling results.

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

Our estimates of oil and gas reserves are based on various assumptions and estimates and are very complex and interpretative, as there are numerous uncertainties inherent in estimating quantities and values of proved and probable reserves, projecting future sales of production, and the timing and amount of development expenditures.  Many of these factors are beyond our control.  Our proved and probable reserve estimates are subject to continuing revisions as additional information becomes available or assumptions change.  Although they rely in part on objective information, engineering evaluations of oil and gas reservoirs are essentially subjective processes of estimating the size and recoverability of underground accumulations of oil and gas that cannot be measured in any exact manner.  The actual production and future net revenues that we obtain from our oil and gas properties may vary substantially from the factors and assumptions that have been used in completing these estimates, including:

•	our data regarding the geological, geophysical, and engineering characteristics of the underground reservoir;

•	known production from other properties that we believe are analogs to our own wells;

•	the assumed effects of regulatory requirements and government royalties and other payments;

•	the costs of the construction of production facilities and pipeline connections and the timing of completing those facilities;

•	production and other operating policies and practices of PGNiG, the operator of most of our productive wells;

•	the effect of certain terms that could be changed in the future, including gas and oil exploitation fees, royalty rates, and similar items;

•	market prices and demand for the oil and gas we produce; and

•	oil and gas quality and impurities that reduce the sales prices we actually received below the posted or contract price.

In accordance with Securities and Exchange Commission’s rules for estimating oil and gas reserves, we use deterministic methods to determine proved reserves, based on 12-month average prices.  Our estimates of probable reserves as of December 31, 2012, 2011, and 2010, are calculated using probabilistic methods.  The larger quantity of proved plus probable reserves, as compared to proved reserves only, is attributable largely to using a less certain interpretation of reservoir size and a higher recovery factor.  For example, probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion.  Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir.  Probable reserves estimates also include potential incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than assumed for proved reserves.  Such uncertainties preclude the reserves at issue from being classified as proved.

Because of the foregoing, the estimates of economically recoverable quantities of oil and gas attributable to any particular property, the classifications of those reserves based on risk or probability of recovery, and estimates of the future net cash flows expected from such properties prepared by different engineers or by the same engineers but at different times or with different assumptions may vary substantially.  Therefore, reserve estimates may be subject to upward or downward adjustments, and actual production, revenue, and related expenditures are likely to vary, in some cases materially, from estimates.

We cannot accurately predict the size of exploration targets or foresee related risks.

Notwithstanding the accumulation and study of 2-D and 3-D seismic data, drilling logs, drill-stem tests, production information from established fields, and other engineering, geological, and geophysical data, we cannot predict accurately the gas or oil potential of individual prospects and drilling targets or the related risks.  We sometimes estimate the gross potential or possible reserves of gas or oil in a particular area as part of our evaluation of the exploration potential and related risks.  Our estimates are only rough, preliminary geological forecasts of the volume and characteristics of possible reservoirs and the calculated potential gas or oil that could be contained if present and are unqualified by any risk evaluation.  Such unrisked forecasts are not an assurance that our exploration will be successful or that we will be able to establish reserves equal to such forecasts.  In some cases, our estimates of possible reserves or oil and gas potential may be based on a review of data from other exploration or producing fields in the area that ultimately may be found not to be analogous to our exploration prospects.  We may require several test wells and long-term analysis of test data and history of production to determine the gas or oil potential of individual prospects.

We may continue to have exploration failures in Poland.

Since 1995 and through early 2013, we have participated in drilling 40 exploratory wells in Poland, including 12 commercial discoveries, 25 noncommercial wells, two wells that were undergoing further evaluation, and one well that was drilling at year-end 2012.  Of our 12 commercial successes in Poland, as of the date of this report we were producing gas at seven wells, including six in our Fences concession and one in our Block 287 concession.  Production from three other commercial discoveries is scheduled to begin in 2013 once requisite permits are obtained and production facilities are constructed.  Two early wells have been fully exploited and no longer produce.

We may not achieve the results anticipated in placing our current or future discoveries into production.

We currently estimate that it may take approximately two years or more to place a completed gas well on line so that we can commence production and sell gas from such well in Poland.  We may encounter delays in commencing the production and sale of gas in Poland, including our recent gas discoveries and other possible future discoveries.  We may face delays in obtaining rights-of-way to connect to the PGNiG pipeline system, construction permits, and materials and contractors; signing gas or oil purchase/sales contracts; receiving commitments for required capital expenditures by PGNiG; and managing other factors.  Such delays could correspondingly postpone the commencement of cash flow and may require us to increase our reliance on borrowings under our credit line pending commencement of production.  Further, we may design and construct surface and pipeline facilities to accommodate anticipated production from future wells, but we cannot assure that any future wells will establish additional reserves or production that will provide an economic return for expenditures for those facilities.  We may have to change our anticipated expenditures if costs of placing a particular discovery into production are higher, if the actual production is smaller than projected, or if the commencement of production takes longer than expected.  Further, producing wells for which PGNiG acts as the operator generally are produced at levels that are established by and acceptable to it, which may be lower as compared to the productive capacity of similar wells in the United States.

We have a history of operating and net losses and may require additional capital in the future to fund our operations.

From our inception in January 1989 through December 31, 2012, we have incurred cumulative net losses of approximately $186 million.  Our exploration and production activities may continue to result in net losses through 2013 and possibly beyond, depending on whether our activities in Poland and the United States are successful and result in sufficient revenues to cover related operating expenses.

Until sufficient cash flow from operations can be obtained, we expect we will need additional capital to fully fund our ongoing planned exploration, appraisal, development, and property acquisition programs in Poland.  In addition to our long-term project financing, we may seek required funds from the issuance of additional debt, equity or hybrid securities, project financing, strategic alliances, or other arrangements.  Obtaining additional financing may dilute the interest of our existing stockholders or our interest in the specific project being financed.  We cannot assure that additional funds could be obtained or, if obtained, would be on terms favorable to us.  In addition to planned activities in Poland and the United States, we may require additional funds for general corporate purposes.

We may not fulfill our work commitments on the exploration rights we hold in Poland.

We are subject to certain exploration concessions work commitments that must be satisfied in order to maintain our interest in those concessions.  Our exploration budget and related activities may not be focused specifically or primarily on meeting these work commitments.  We may not be able to retain any concession rights on areas for which we do not timely complete required work commitments.  We cannot assure that we will be granted any requested changes to usufruct and concession agreements that either modify the obligations to reduce our commitments or extend the terms of those agreements.

The loss of key personnel could have an adverse impact on our operations.

We rely on our officers, key employees, and consultants and their expertise, particularly David N. Pierce, President and Chief Executive Officer; Thomas B. Lovejoy, Chairman of the Board and Executive Vice President; Andrew W. Pierce, Vice President-Operations; Jerzy B. Maciolek, Vice President-Exploration; Zbigniew Tatys, Poland Country Manager, and Richard Hardman, Director and Chairman of our Technical and Advisory Panel.  The loss of the services of any of these individuals may disrupt our activities as we seek a replacement.  Although we have entered into employment agreements with our key executives, we may not be able to retain such key executives.  We do not maintain key-man insurance on any of our employees.

Substantially all of our natural gas currently produced in Poland is sold to a single purchaser, PGNiG, or its affiliates.

We currently sell substantially all of the natural gas we produce in Poland to PGNiG or one of its affiliates.  If PGNiG were to fail to perform its obligations under contracts with us, it would most likely have a material adverse effect on us.  The market for the sale of gas in Poland is open to competition, but there are not yet many market participants.  While our contracts provide us with the ability to market gas to other purchasers, including those outside of Poland, we do not expect to diversify our gas purchasers in the foreseeable future.

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

We have not entered into any agreements, including hedging arrangements, to protect us from price fluctuations and may or may not do so in the future.

Our industry is subject to numerous operating risks.  Insurance may not be adequate to protect us against all these risks.

Our oil and gas drilling and production operations are subject to hazards incidental to the industry.  These hazards include blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, releases of toxic gas, and other environmental hazards and risks.  These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations.  To lessen the effects of these hazards, we maintain insurance of various types to cover our domestic and international operations.  We cannot assure that the insurance policies carried by us or by PGNiG, as operator of the Fences area, can continue to be obtained on reasonable terms.  While we do carry limited third-party liability and all-risk insurance in Poland, we do not plan to purchase well control insurance on wells we drill in the Fences project area.  We may purchase such insurance on Company-operated wells drilled in other areas in Poland, and currently carry well control insurance for the Tuchola-3-K well, which began drilling in late 2012.  The current level of insurance does not cover all of the risks involved in oil and gas exploration, drilling, and production.  Where additional insurance coverage does exist, the amount of coverage may not be sufficient to pay the full amount of such liabilities.  We may not be insured against all losses or liabilities that may arise from all hazards because such insurance is unavailable at economic rates, because of limitations on existing insurance coverage, or other factors.  For example, we do not maintain insurance against risks related to violations of environmental laws or damages resulting from hydraulic fracturing.  We would be negatively affected by a significant adverse event that is not fully covered by insurance.  Further, we cannot assure that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

Our operations are subject to potential litigation that could have an adverse effect on our business.

From time to time we may be a defendant in various lawsuits, including claims or civil or criminal proceedings based on environmental claims.  The nature of our operations exposes us to further possible litigation claims in the future.  There is risk that any matter in litigation could be decided unfavorably against us regardless of our belief, opinion, and position, which could have a material adverse effect on our financial condition, results of operations, and cash flow.  Litigation can be very costly, and the costs associated with defending litigation could also have a material adverse effect on our financial condition.  Adverse litigation decisions or rulings may damage our business reputation.

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

We have spent $321,000 in oil leak cleanup costs and may incur additional significant costs related to this or other environmental matters.

Following a June 2011 oil leak at our Southwest Cut Bank Sand Unit (SWCBSU) in Montana, we spent approximately $321,000 in completing cleanup, mitigation, and restoration pursuant to an approved plan in cooperation with the Blackfeet Tribe and the United States Environmental Protection Agency, commonly referred to as the EPA.  We cannot assure that the satisfactory completion of the cleanup according to the specifications provided by the Blackfeet Tribe and the EPA will not result in additional costs or sanctions.  As an owner or lessee and operator of oil and gas properties in the United States and Poland, we are subject to various federal, tribal, state, local, and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment.  These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution cleanup resulting from operations, subject the lessee to liability for pollution damages, require suspension or cessation of operations in affected areas, and expose us to civil and criminal sanctions or fines, with attendant negative publicity.  Our efforts to limit our exposure to such liability and cost may prove inadequate and result in a significant adverse effect on our results of operations.  In addition, it is possible that the increasingly strict requirements imposed by environmental laws and enforcement policies could require us to make significant capital expenditures.  Such capital expenditures could adversely impact our cash flows and our financial condition.

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

We may use hydraulic fracturing in vertical and horizontal wells in Poland and the United States to enhance oil and natural gas production.  Hydraulic fracturing is a process that involves injecting water, sand, and chemicals into the foundation under high pressure to fracture the surrounding rock to stimulate production.  The process of hydraulic fracturing has typically been regulated by state oil and natural gas regulators but has not been subject to federal oversight or regulation.  The U.S. Environmental Protection Agency, or EPA, requires under the State Water Drinking Act or SWDA, that operators obtain permits when injecting diesel in hydraulic fracturing operations.  The U.S. Energy Policy Act of 2005, which exempts hydraulic fracturing from the SWDA, prohibits the injection of diesel fuel without a permit.  However, the U.S. Congress is currently considering bills that would eliminate the existing exemption under the SWDA and subject hydraulic fracturing to federal regulation.  Industry groups have challenged the EPA’s determination to require a permit for injecting diesel.  The EPA is studying the potential environmental impacts of hydraulic fracturing, and a U.S. House of Representatives committee is conducting an investigation of hydraulic fracturing practices.  Further, certain members of Congress have called upon: (i) the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources; (ii) the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing; and (iii) the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates.  Additionally, some states, including Montana, have adopted conditions, restrictions, and regulations that require permits prior to conducting hydraulic fracturing and may in the future prohibit hydraulic fracturing under certain circumstances.  If enacted, such a provision could require hydraulic fracturing activities to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping requirements, and meet plugging and abandonment requirements.

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

In 2012, we initiated a program to test the oil potential of the Bakken, Three Forks, and related shale formations underlying our SWCBSU with multistage hydraulic fracturing of horizontal wells.  Following uneconomic well results, we have placed that program on hold indefinitely and have no current plans for future hydraulic fracturing in the United States.

In Poland, we intend to hydraulically fracture the Plawce well, which may lead to additional wells in the Plawce area that we may treat similarly.  In Poland, the requirement that we provide an environmental impact assessment and seek specific regulatory authority before hydraulically fracturing wells in the Plawce area might result in delays, increase costs, and require us to alter planned activities.

Adoption of legislation or implementation of regulations placing restrictions on, or imposing reporting and disclosure obligations regarding, hydraulic fracturing activities could impose operational delays, increase operating costs, and add regulatory burdens on our exploration and production activities, which could make it more difficult to perform hydraulic fracturing, resulting in reduced amounts of oil and natural gas being produced and booked as reserves in the future, delayed exploration and development, and increased costs of compliance and doing business.  Such consequences could limit the potential upside of any activities we undertake respecting shale plays in Montana or the Plawce area in Poland.

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

Our activities may be directly or indirectly adversely affected by unauthorized invasion of our data processing and communications systems.

We are dependent on a number of computerized data storage and processing and communications systems to operate our business and interconnect our activities in Poland and Montana with our principal executive offices.  We use these systems to gather and store raw exploration, development, and production data; interpret geophysical and geological data as part of our exploration and development activities; model the resource potential and reserves or project areas; forecast production; administer contracts with third parties; gather and report financial and other data to our stockholders and regulatory authorities; and other complete critical functions throughout the company.  Our vendors and suppliers also rely on similar systems in conducting their own businesses.  Our reliance, like others in the industry, on these technologies makes us increasingly vulnerable to risks of technological failures resulting from others gaining unauthorized access, intentional and unintentional cyber incidents, network failures, breaches of security, and similar events that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary and other information, including the release of such information to competitors, or other damaging disruption of our activities.  We cannot assure that the measures we implement to protect against these kinds of cyber risks will be successful or that our operations will not be adversely affected by cyber events.  We expect that the financial and managerial resources that we devote to protective measures or to remediate breaches will increase.

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

Poland has a regulatory regime governing exploration and development, production, marketing, transportation, and storage of oil and gas.  These provisions were promulgated during the past two decades and are relatively untested.  Therefore, there is little or no administrative or enforcement history or established practice that can aid us in evaluating how the regulatory regime will affect our operations.  It is possible those governmental policies will change or that new laws and regulations, administrative practices or policies, or interpretations of existing laws and regulations will materially and adversely affect our activities in Poland.  For example, many of Poland’s laws, policies, and procedures were changed to conform to the requirements that had to be met before Poland was admitted as a full member of the European Union.  Further, since the history and practice of industry regulation is sparse, our activities may be particularly vulnerable to the decisions and positions of individuals, who may change, be subject to external pressures, or administer policies inconsistently.  Internal bureaucratic politics may have unpredictable and negative consequences.

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

Our activities in Poland have benefited from our relationship with PGNiG, which has provided us with exploration acreage, seismic data, and production data under our agreements.  The Polish government commenced the privatization of PGNiG by selling PGNiG’s refining assets in the mid-90s and by successfully completing an initial public offering of approximately 15% of its stock.  Recently, PGNiG has announced plans to privatize its service affiliates, including the geophysical and drilling companies that we regularly engage.  Complete privatization or a re-nationalization of PGNiG may result in new policies, strategies, or ownership that could adversely affect our existing relationship and agreements, as well as the availability of opportunities with PGNiG in the future.

We are dependent on PGNiG to accurately account for expenditures on our behalf and for which we are responsible.

Many of our activities in Poland are undertaken in collaboration with PGNiG, which frequently owns a majority of the interest in the project and acts as operator under our agreements.  As operator, PGNiG incurs costs for agreed activities, such as gathering seismic data, drilling and completing wells, constructing production facilities, and other costs, and we are obligated to advance or reimburse our share of such costs.  We have limited rights to audit or otherwise examine the records of expenditures on our behalf that we reimburse.  The limitation on such rights and our inability to undertake audits to determine compliance with our agreements may expose us to overcharges or other irregularities.

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

Under our Senior Secured Credit Facility with three European banks, we have drawn $40 million in financing and have access to an additional $15 million until June 30, 2013, at which time our borrowing base is scheduled to be reduced to $44 million.  Although all three lending banks in our credit facility recently successfully passed required European bank stress tests, there is no guarantee that they will maintain their required capital and other ratios, and our access to the remaining available funds may be adversely affected in view of the continuing unresolved sovereign debt conditions in Europe, the unsettled circumstances surrounding the secondary credit crisis in Europe, and the uncertain success of efforts to resolve the Euro crisis.  Such factors may adversely impact the capital stability of our lenders as well as other lenders from which we might seek additional or replacement financing.

We cannot assure that we will be able to renew or expand our current credit facility or establish a new credit facility to provide required capital for our exploration and development activities in Poland.

We are seeking renewal and expansion of our existing $55 million credit facility to finance our expanding development activities in Poland.  We have been advised that the Royal Bank of Scotland, which is the lead for the three banks that currently provide our credit facility, will not participate in a renewed or expanded facility due to new internal lending policies.  We cannot assure that the remaining lenders will be willing to renew and expand the credit facility or that other banks will be willing to participate.  Both our existing banks and prospective new banks may have new restrictive lending policies or propose lending covenants or restrictions that we might be unwilling or unable to meet.  We cannot assure that we will be able to establish a new credit facility or that we will meet criteria they may impose to increase our borrowing ability.  Our inability to enter into a renewed and expanded credit facility may slow or limit the development and production of oil and gas discoveries in Poland.

The Polish Ministry of the Environment has the authority to terminate the mining usufruct agreements with immediate effect and may impose a contractual penalty in the amount of 25% of the fee due under the mining agreement if we do not comply with the terms and obligations indicated in such agreements.

Pursuant to the Polish Geological and Mining Law, a mining usufruct is the right to carry out work connected with the prospecting and exploration for or the extraction of oil and gas.  A mining usufruct is established based on an agreement concluded with the Polish State Treasury, in that case represented by the Polish Ministry of the Environment.  The Polish Ministry of the Environment has the authority, if we fail to comply with the terms and obligations indicated in the mining usufruct agreement, in particular with the obligation to pay the fee due under the agreement, to terminate a mining usufruct agreement with immediate effect, and may impose on us a contractual penalty in the amount of 25% of the fee due under the agreement.  We cannot ensure that we have complied and will comply in the future with all the terms and obligations imposed on us under the mining usufruct agreements.  The loss of the usufruct rights under the mining usufruct agreements would have a material adverse effect on our business, financial condition, and results of operations.

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

Proposed changes to Poland’s hydrocarbon legislation will have an adverse impact on our operations if approved as they are currently defined.

In late 2012, the Polish government approved guidelines for new hydrocarbon legislation, including, among other things, higher royalties on hydrocarbons produced, a new cash flow tax based on the positive cumulative cash flow of exploration and development projects, as well as changes to how usufruct fees are determined and how concessions are awarded.  The Minister of Environment has been directed to prepare a draft law, which was published in early 2013.  Comments from the industry/general public will be invited, then taken into account or not in preparing a revised draft by the Minister.  The revised draft will be subject to review by various governmental committees and agencies, and then a final draft will be subject to approval by the government, before it is sent to the Parliament.

The new legislation is meant to increase governmental revenue from the oil and gas industry, with the stated intention for the total royalty and tax burden of an energy company to approach 40% of taxable income, which is approximately double that of the current fiscal regime.  The new law, once approved by Parliament, would become effective January 1, 2015, at the earliest, but in any event not prior to the first commercial production of shale gas in the country.

Although the draft law was recently published, we are unable to estimate the impact of the law on our financial results or operations.  However, any increase in royalties or income taxes to which we may be subject would have an adverse impact.

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

Our common stock has closed as low as $3.36 and as high as $8.52 between January 1, 2012, and the date of this report.  Some of the factors leading to this volatility include:

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

Our current rating by third-party corporate governance consultants advising institutional stockholders may result in recommendations that incumbent directors not be reelected or against the approval of other matters in accordance with management’s recommendations.

Various corporate governance consultants advising institutional investors and others provide scores or ratings of our governance measures, nominees for election as directors, and other matters that may be submitted to the stockholders for consideration.  Although the full details of such scores or ratings by consultants are not available to us, we expect that certain nominees or matters that we propose for approval from time to time may not merit a favorable score or rating or may result in a negative score or rating or recommendation that the nominee or matter be rejected.  We believe that approximately 40% of our stock may be held by institutions that may be advised by such consultants.  Accordingly, unfavorable scores or ratings by such consultants could adversely affect our ability to obtain reelection of incumbent directors or the approval of other matters in accordance with management’s recommendations.  We have reviewed certain governance measures, such as our classified board and stockholder rights plan, that we believe contribute to lowering our scores and ratings and have determined that such governance provisions are in the best interests of our stockholders notwithstanding the adverse effect of such provisions on such scores or ratings.

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

Proved and Probable Reserves

Proved reserves are estimated quantities of oil and gas that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward and recoverable in future years from known reservoirs and under existing economic conditions, operating methods, and governmental regulations, prior to the expiration of the contracts providing the right to operate, unless evidence indicates that renewal is reasonably certain.  Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods, or in which the cost of the required equipment is relatively minor compared to the cost of a new well, and through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.  Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.  Proved undeveloped reserves on undrilled acreage are limited to: (i) those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances; and (ii) other undrilled locations if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time.

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

We emphasize that the volume of reserves are estimates that by their nature are subject to revision.  The estimates are made using geological and reservoir data, as well as production performance data.  These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.  These reserve revisions result primarily from increases or decreases in performance due to a variety of factors such as an addition to or a reduction in recoveries below or above previously established, lowest, known hydrocarbon levels, improvements or deteriorations in drainage from natural drive mechanisms, and increases or decreases to drainage areas.  If the estimates of proved reserves were to decline, the rate at which we record depletion expense would increase.

Proved Undeveloped Reserves

As of December 31, 2012, our proved undeveloped reserves totaled 20.4 Bcf of natural gas.  All of our proved undeveloped reserves are located in Poland, and all are associated with wells that have been drilled, tested, and completed for production.  These reserves are classified as proved undeveloped because relatively major expenditures are required for the completion of production facilities, which includes the construction of pipelines to connect the wells to the existing pipeline in order to fully develop the reserves and commence production.  We do not have any proved undeveloped reserves attributable to undrilled locations, so the development of such undeveloped reserves is not dependent on additional drilling on undrilled acreage.  All development activities will be completed within five years of reserve bookings.

Changes in Proved Undeveloped Reserves

No reserves were converted from undeveloped reserves at December 31, 2011, to developed reserves at December 31, 2012.

Development Costs

Costs incurred relating to the development of proved undeveloped reserves were approximately $2.3 million in 2012, almost all of which were attributable to the construction of production facilities at our Winna Gora and Lisewo wells.

Estimated future development costs relating to the development of proved undeveloped reserves are projected to be approximately $13.0 million in 2013.  The estimated development costs are for the cost of facilities construction at our Lisewo and Komorze production facilities and for drilling the Lisewo-2 well.

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

Other Reserves Information

Since January 1, 2012, no crude oil or natural gas reserves information has been filed with, or included in any report to, any other federal authority or agency.

Reserve Volumes and Values

The following table sets forth our estimated proved developed, proved undeveloped, and probable reserves volumes as of December 31, 2012:

	United States	Poland	Total
	MBbls	MMcf	MMcfe
Proved developed reserves	594	23,759	27,323
Proved undeveloped reserves	--	20,362	20,362
Total proved reserves	594	44,121	47,685
Probable reserves	--	31,724	31,724
Total proved plus probable reserves	594	75,845	79,409

The following table sets forth the estimated PV-10 Value of our proved plus probable reserves as of December 31, 2012:

	Total Net	PV-10
	Reserves	Value
	(MMcfe)	(In thousands)
Proved	47,685	$157,603
Probable	31,724	50,718
Total Proved and Probable	79,409	$208,321

Our proved reserves were calculated using deterministic methods.  Our probable reserves were calculated using probabilistic methods and represent a 50% probability that the actual quantities recovered will be equal to or greater than the proved plus probable estimate.  No additional drilling is required at any of our Polish wells to achieve the recovery of the probable reserves.  The larger quantity of proved reserves plus probable reserves, as compared to proved reserves only, is attributable largely to using a less certain interpretation of reservoir size and a higher recovery factor in estimating probable reserves.

Economic producibility of reserves and discounted cash flows are based on the use of unweighted, 12-month, first day of the month, historical average prices adjusted for basis and quality differentials, rather than year-end prices.  In Poland, average gas prices used in calculating reserve values also take into consideration exchange rates between the U.S. dollar and Polish zloty in effect on the first day of each month.  The average prices used to calculate year-end reserve values were $6.60 and $6.44 per Mcf and $78.14 and $84.61 per barrel for 2012 and 2011, respectively.

Drilling Activities

The following table sets forth the exploratory wells that we drilled during the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Exploratory productive wells:
Poland	1.0	0.5	1.0	0.5	--	--
United States	--	--	--	--	--	--
Total	1.0	0.5	1.0	0.5	--	--

Exploratory dry holes:
Poland	1.0	0.5	1.0	0.5	--	--
United States	4.0	1.6	--	--	--	--
Total	5.0	2.1	1.0	0.5	--	--

Total wells drilled	6.0	2.6	2.0	1.0	--	--

The productive exploratory well drilled in 2012 was our Komorze 3-K well, which had gross proved reserves of 4.7 Bcf of natural gas at year-end 2012.  The exploratory dry holes in 2012 include the Kutno-2 well in Poland and four Alberta Bakken wells drilled in Montana.  Of these wells, three were drilled in 2011, but all were determined to be noncommercial during 2012.  The productive exploratory well drilled in 2011 was our Lisewo-1 well, which had gross proved reserves of 26.5 Bcf of natural gas at year-end 2012.  The exploratory dry hole in Poland drilled in 2011 was our Machnatka-2 well.  The foregoing does not include the Plawce-1 and Frankowo-1 wells being evaluated in Poland at 2012 year end.  We did not drill any development wells in 2012, 2011, or 2010.

Wells and Acreage

As of December 31, 2012, our gross and net producing wells consisted of the following:

	Number of Wells
	Gas		Oil
	Gross	Net	Gross	Net
Well count:
Poland(1)	6.0	3.2	--	--
United States	--	--	131.0	112.0
Total	6.0	3.2	131.0	112.0
_______________

(1)
In addition to the wells producing at year-end 2012, a seventh well began production in January 2013, and an eighth well was being readied for production about the end of the first quarter.  We also had two additional wells in Poland awaiting the construction of production facilities.

The following table sets forth our gross and net acres of developed and undeveloped oil and gas acreage as of December 31, 2012.  All of our gas production is in Poland and all of our oil production is in the United States:

	Developed		Undeveloped
	Gross	Net	Gross	Net
Poland:(1)
Fences project area	3,215	1,416	850,000	406,000
Warsaw South project area	--	--	463,000	236,000
Block 287 project area	410	410	12,000	12,000
Edge project area	--	--	881,000	881,000
Block 246 project area	--	--	241,000	241,000
Block 229 project area	--	--	233,000	233,000
Total Polish acreage	3,625	1,826	2,680,000	2,009,000

United States:
Montana(2)	10,732	10,418	12,765	11,131
Nevada	400	128	9,332	6,351
Total	11,132	10,546	22,097	17,482

Total Acreage	14,757	12,372	2,702,097	2,026,482
_______________

(1)	All gross and net undeveloped Polish acreage is rounded to the nearest 1,000 acres.
(2)
The figures shown for Montana developed acreage represent the gross and net working interests in the Cut Bank formation in our SWCBSU.  In 2011, we entered into a joint venture to explore various formations, including the Alberta Bakken and Three Forks shale formations, which lie below the Cut Bank formation.  The incremental acreage that remains subject to the joint venture arrangement at year-end 2012 is included in the total gross and net undeveloped acres in Montana.

Polish Properties

Producing Properties

A summary of our average daily production, weighted average interest, and weighted average net revenue interest for our Poland producing properties during 2012 follows:

	Average Daily			Average
	Production (Mcfe)		Average	Net Revenue
	Gross	Net	Interest	Interest
Fences project area	27,099	11,934	44%	44%
Grabowka	243	243	100%	100%
Total	27,343	12,178

Production, Transportation and Marketing

During 2012, we resolved a pipeline bottleneck issue that was constraining production at our KSK wells due to restricted pipeline capacity.  We began full production from all three KSK wells in late June of 2012.  We do not expect to encounter any such production restraints during the foreseeable future.

The following table sets forth, by well, our net daily oil and gas production and volume weighted average sales prices and production costs associated with our Polish production during 2012, 2011, and 2010:

			Average
	Production		Production Cost	Average Sales Price
	Gas	Oil	per Mcfe(1)	Gas	Oil
	(Mcf)	(Bbls)		(Per Mcf)	(Per Bbl)
2012
Roszkow	2,169,000	-	$0.18	$7.27	$ -
Zaniemysl	492,000	-	0.36	5.44	-
Sroda/Kromolice-1	1,027,000	-	0.24	6.90	-
Kromolice-2	680,000	-	0.27	6.89	-
Other wells(3)	89,000	-	2.54	1.59	-
Total	4,457,000	-	0.28	6.81	-

2011
Roszkow	2,279,000	-	$0.20	$6.68	$ -
Zaniemysl	799,000	-	0.22	5.11	-
Sroda/Kromolice-1	759,000	-	0.13	6.33	-
Kromolice-2(2)	138,000	-	0.94	6.25	-
Other wells(3)	85,000	-	1.52	1.61	-
Total	4,060,000	-	0.24	6.19	-

2010
Roszkow	2,443,000	-	$0.20	$5.93	$ -
Zaniemysl	848,000	-	0.21	4.54	-
Other wells(3)	182,000	-	2.27	2.38	-
Total	3,473,000	-	0.29	5.39	-

_______________

(1)
Production costs include lifting costs (electricity, fuel, water, disposal, repairs, maintenance, transportation, and similar items) and contract operator fees.  Production costs do not include such items as general and administrative costs; depreciation, depletion and amortization, or DD&A; or Polish income taxes.

(2)	Kromolice-2 production costs include the cost of a workover performed in early 2011.
(3)	Production costs at other wells include the ongoing costs of maintaining the production facilities at our Wilga and Kleka wells, neither of which is currently in production.

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

United States Properties

Producing Properties

In the United States, we currently produce oil in Montana and Nevada.  All of our producing properties, except for the Rattlers Butte field (an exploratory discovery during 1997), were purchased during 1994.  A summary of our average daily production, and average working and net revenue interests, based on the number of producing wells, for our United States producing properties during 2012 follows:
	Average Daily			Average
	Production (Bbls)		Average	Net Revenue
	Gross	Net	Interest	Interest
Montana	181	138	97%	83%
Nevada	34	8	39%	29%
Total United States producing properties	215	146

In Montana, we operate the Southwest Cut Bank Sand Unit (SWCBSU) and Bears Den fields and have an interest in the Rattlers Butte field, which is operated by an industry partner.  Production in the SWCBSU, producing since the 1940s from an average depth of approximately 2,900 feet, is from a waterflood program with 103 producing oil wells, 21 active injection wells, and one active water supply well.  The Bears Den field, under waterflood since 1990, is producing oil from five wells at a depth of approximately 2,430 feet, with one active water injection well.  In the Rattlers Butte field, we own a 0.683% interest in two oil wells producing at a depth of approximately 5,800 feet and one active water injection well.

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

Production, Transportation and Marketing

The following table sets forth our average net daily oil production, average sales prices, and production costs associated with our United States oil production during 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
United States producing property data:
Average daily net oil production (Bbls)	146	155	168
Average sales price per Bbl	$76.87	$83.02	$68.09
Average production costs per Bbl(1)	$45.00	$50.41	$39.84
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

The Republic of Poland

The Republic of Poland is located in north-central Europe, has a population of approximately 38 million people, and covers an area comparable to New Mexico.  During 1989, Poland peacefully asserted its independence and became a parliamentary democracy.  Since 1989, Poland has enacted comprehensive economic reforms and stabilization measures that have enabled it to form a free-market economy and turn its economic ties from the east to the west, with most of its current international trade with the countries of the European Union and the United States.  The economy has undergone extensive restructuring in the post-communist era.  The Polish government credits foreign investment as a forceful growth factor in successfully creating a stable, free-market economy.

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

Poland continues to enjoy the strongest economy in the European Union, and was the only country in Europe to record positive GDP growth every year from 2008 through 2012.  Economists predict another positive year during 2013, as it also builds foundations for sustainable future growth.  Poland’s economy remains one of the more attractive and safer debt markets in Europe.

Legal Framework

General Usufruct and Concession Terms

All of our rights in Poland have been awarded to us or to PGNiG pursuant to the Geological and Mining Law, or the former Geological and Mining Law of February 4, 1994 (as amended), which specifies the process for obtaining domestic exploration and exploitation rights.  Under the Geological and Mining Law, the concession authority enters into mining usufruct (lease) agreements that grant the holder the exclusive right to explore for oil and gas in a designated area or to exploit the designated oil and/or gas field for a specified period under prescribed terms and conditions.  The holder of the mining usufruct covering exploration must also acquire an exploration concession by applying to the concession authority and providing the opportunity for comment by local governmental authorities.  The usufruct agreements include provisions that give the usufruct holder a claim for an extension of the usufruct (and the underlying concession), subject to having fulfilled all obligations under the usufruct and/or concession agreements.  We can request changes to usufruct and concession agreements that either modify the obligations or extend the terms of those agreements.

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

If commercially viable gas or oil is discovered, the concession owner may be able to produce such gas or oil for test purposes for two years based on the exploration concession.  During such two-year period, the concession owner typically applies for an exploitation concession, which generally will have a term of 25 to 30 years or as long as commercial production continues.  Upon the grant of the exploitation concession, the concession owner may become obligated to pay a fee, to be negotiated.  The concession owner would also be required to pay a royalty on any production, the amount of which will be set by the Council of Ministers, within a range established by legislation for the mineral being extracted.  The royalty rate for low-methane gas such as we produce is currently set for 2013 at approximately $0.04 per Mcf.  Local governments will receive 60% of any royalties paid on production.  The holder of the exploitation concession must also acquire rights to use the land from the surface owner and could be subject to significant delays in obtaining the consents of local authorities or satisfying other governmental requirements prior to obtaining an exploitation concession.

We believe all material concession terms have been satisfied to date.

Existing Project Areas

Fences Project Area

The Fences project area consists of four oil and gas exploration concessions controlled by PGNiG.  Three producing fields (Radlin, Kleka, and Kaleje) lie within the concession boundaries, but are excluded from the Fences area in which we participate.  The Fences concessions have expiration dates ranging from July 2014 to Sept 2017.  The total joint remaining work commitment, which must be satisfied by us and PGNiG according to our respective interests, includes: acquiring 50 kilometers of 2-D seismic data, acquiring 210 square kilometers of 3-D seismic data, and drilling two wells.

Warsaw South/Wilga Project Area

The Wilga project area consists of a single oil and gas exploration and production concession covering Block 255 held by us.  Following a full completion of the previous work commitment, a concession extension is in progress and should be completed in 2013.  Adjacent to Block 255, we hold two exploration concessions expiring in July 2013 covering Blocks 234 and 254.  We currently plan to seek an extension of the Block 254 concession.

Block 287 Project Area

The Block 287 project area consists of a single oil and gas exploration concession held by us.  The concession expires in December 2015.  Work commitment includes reentering and producing the Grabowka gas field; recompletion of one out of three wells was completed and production began in 2009.  The second well was recompleted in late 2012, and production is scheduled to begin in the first quarter of 2013.  We plan to recomplete the third well in 2013.

Edge Project Area

The Edge project area consists of four oil and gas exploration concessions granted for five years (2008-2013).  The obligatory work commitment is outlined in three phases: Phase I – one year: reprocessing and reinterpretation of existing data; Phase II – two years: acquiring 350 kilometers of 2-D seismic data; Phase III – two years: drilling four wells.  Currently, besides reprocessing and reinterpretation of existing data, the acquisition of 600 kilometers of new 2-D seismic data and 50 square kilometers of 3-D have been completed, and the drilling of the first of these four wells began in December 2012.  We currently plan to seek an extension of three out of four of these concessions expiring in September 2013.

Block 246 Project Area

The Block 246 project area is adjacent to the Fences project area in the southwest and consists of a single concession granted for six years (2008-2014).  The work commitment is outlined in three phases: Phase I – one year: reprocessing and reinterpretation of existing data; Phase II – two years: acquiring 120 kilometers of 2-D seismic data; Phase III – three years: drilling one well.  Currently, besides reprocessing and reinterpretation of existing data, the acquisition of 40 kilometers of 2-D seismic data and 26 square kilometers of 3-D seismic data have been completed, as well as the drilling of one well.

Block 229 Project Area

The Block 229 project area is adjacent to the Fences project area in the east and consists of two exploration concessions granted for six years (2008-2014).  The total work commitment is outlined in three phases: Phase I – one year: reprocessing and reinterpretation of existing data; Phase II – two years: acquiring 300 kilometers of 2-D seismic data; Phase III – three years: drilling two wells.  Currently, besides reprocessing and reinterpretation of existing data, the acquisition of 50 kilometers of 2-D seismic data has been completed.

As of December 31, 2012, all required usufruct/concession payments had been made for each of the above project areas.

Government Regulation

Poland

Our activities in Poland are subject to political, economic, and other uncertainties, including the adoption of new laws, regulations, or administrative policies that may adversely affect us or the terms of our exploration or production rights; political instability and changes in government or public or administrative policies; export and transportation tariffs and local and national taxes; foreign exchange and currency restrictions and fluctuations; repatriation limitations; inflation; environmental regulations; and other matters.  These operations in Poland are subject to the Geological and Mining Law dated as of June 9, 2011 (as amended), and the Environment Protection Law dated as of April 27, 2001 (as amended), which are the current primary statutes governing environmental protection.  Agreements with the government of Poland respecting our exploration and production areas create certain standards to be met regarding environmental protection.  Participants in oil and gas exploration, development, and production activities generally are required to: (1) adhere to good international petroleum industry practices, including practices relating to the protection of the environment; and (2) prepare and submit geological work plans, with specific attention to environmental matters, to the appropriate agency of state geological administration for its approval prior to engaging in field operations such as seismic data acquisition, exploratory drilling, and field-wide development.  Poland’s regulatory framework respecting environmental protection is not as fully developed and detailed as that which exists in the United States.  We intend to conduct our operations in Poland in accordance with good international petroleum industry practices and, as they continue to develop, Polish requirements.

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

Proposed Changes to the Polish Hydrocarbon Industry Tax Regime

As a result of the political and administrative interest discussed above, in late 2012, the Polish government approved guidelines for new hydrocarbon legislation, including, among other things, higher royalties on hydrocarbons produced, a new cash flow tax based on the positive cumulate cash flow of exploration and development projects, as well as changes to how usufruct fees are determined and how concessions are awarded.  The Minister of Environment was directed to prepare a draft law, which was published in early 2013.

The recent draft new law addresses the concession system and environmental regulation and forms a basis for appointing a National Energy Minerals Operator, or NOKE.  Principal proposals for consideration include the replacement of the current three types of concessions with one 10 to 30 year concession for exploration and production; new requirements for prequalification for applicants for concessions, including the applicant’s proposed royalty or similar payment to NOKE; a mechanism by which NOKE may participate in up to 5% of the costs and a percentage of revenue as proposed by the concession applicant; and increases of revenues to local authorities from oil and gas production.  A Future Generation Fund would be created to invest profits obtained by NOKE toward promotion of economic development.  Administrative changes would be aimed at improving concession administration.

Comments from the industry/general public will be invited and either taken into account or not in preparing a revised draft by the Minister.  The revised draft will be subject to review by various governmental committees and agencies, and then a final draft will be subject to approval by the government, before it is sent to the Parliament.  It is impossible to predict whether any new proposals will be adopted or the substance of any changes that might be effected.

The new legislation is meant to increase governmental revenue from the oil and gas industry, with the stated intention for the total royalty and tax burden of an energy company to approach 40% of taxable income, which is approximately double that of the current fiscal regime.  The new law, once approved by Parliament, would become effective January 1, 2015, at the earliest, but in any event not prior to the first commercial production of shale gas in the country.  The new royalty and tax structure would be applicable to all production, without regard to when the well was drilled or the relevant concession granted.

Although the draft law was recently published, we are unable to estimate the impact of the law on our financial results or operations.  However, any increase in royalties or income taxes to which we may be subject would have an adverse impact.

While these draft proposals are being reviewed and considered, we may encounter delays or policy changes respecting the approval by the Minister of Environment of changes to provisions of our concessions, such as our requests for extensions of work commitments or other modifications.

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

Our operations are also subject to the federal Clean Water Act and analogous state laws.  The Clean Water Act regulates discharges of wastewater, oil, and other pollutants to surface water bodies, such as lakes, rivers, wetlands, and streams.  Failure to obtain permits for such discharges could result in civil and criminal penalties, orders to cease such discharges, and costs to remediate and pay natural resources damages.  These laws also require the preparation and implementation of spill prevention, control, and countermeasure plans in connection with on-site storage of significant quantities of oil.  In June 2011, an oil leak occurred at our Southwest Cut Bank Sand Unit (SWCBSU) in Montana.  We spent approximately $321,000 in 2011 in completing cleanup, mitigation, and restoration pursuant to an approved plan in cooperation with the Blackfeet Tribe and the EPA.  Although we believe that we have satisfactorily completed the cleanup according to the specifications provided by the Blackfeet Tribe and the EPA, we cannot assure that the leak will not result in additional costs, sanctions, or penalties arising from civil or criminal actions and attendant negative publicity.

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

The federal Clean Air Act and comparable state laws regulate air emissions of various pollutants through permitting programs and other requirements.  In addition, the EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants at specified sources.  Federal and state regulatory agencies can impose administrative, civil, and criminal penalties for noncompliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations.  Our operations, or the operations of service companies engaged by us, in certain circumstances and locations, may be subject to permits and restrictions under these statutes for emissions of air pollutants.  In addition, in December 2012, the EPA released its study on the environmental effects of hydraulic fracturing and reported the methodologies and focus of this ongoing study, with a draft initial report to be released in late 2014.

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

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands, and natural resources.  These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Water Act, and CERCLA.  The United States Fish and Wildlife Service may designate critical habitat and suitable habitat areas that it believes are necessary for survival of threatened or endangered species.  A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development.  Where the taking of, harm, or damage to a species, wetlands, habitat, or natural resources occurs or may occur, governmental entities or, at times, private parties may act to prevent oil and gas exploration activities or seek damages, and in some cases criminal penalties, for harm to a species, wetlands, habitat, or natural resources resulting from drilling, construction, or releases of oil, wastes, hazardous substances, or other regulated materials.

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

Federal and Indian Leases

A substantial part of our producing properties in Montana as well as the areas in which our joint venture is exploring the Alberta Bakken and Three Forks shale formations consist of oil and gas leases issued by the Bureau of Land Management or by the Blackfeet Tribe under the supervision of the Bureau of Indian Affairs.  Our activities on these properties must comply with rules and orders that regulate aspects of the oil and gas industry, including drilling and operating on leased land and the calculation and payment of royalties to the federal government or the governing Indian nation.  Our operations on Indian lands must also comply with applicable requirements of the governing body of the tribe involved including, in some instances, the employment of tribal members and the use of tribal contractors.  We believe we are currently in full compliance with all material provisions of such regulations.

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

Resource Extraction Reporting

Under 2012 regulations adopted by the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in 2014 we will be required to begin reporting annually to the SEC the payments we make to governmental entities to further commercial development of oil and gas.  We will tag the information filed in the same XBRL format that we use for our financial statements that we file with the SEC.  We expect to incur new accounting and administrative costs in implementing this reporting system.  The reports we file will be publicly available and may be accessed by governmental agencies, competitors, and others.

Hydraulic Fracturing

Hydraulic fracturing is a process in the completion or reworking of certain oil and natural gas wells whereby water, sand, and chemicals are injected under pressure and rates sufficient to crack rock in the target formation to extend the cracks and leave behind a propping agent sufficient to keep the cracks open after pressurization ceases.  The purpose of this treatment is to provide a pathway that allows the hydrocarbons to migrate from the rock to the well bore, thus stimulating natural gas and oil production.

We plan to hydraulically fracture three separate intervals encountering approximately 480 meters of relatively tight Rotliegend sandstone in the Plawce well in Poland.  We have no current plans for future hydraulic fracturing in the United States.

If the results of our initial hydraulic fracturing tests in the Plawce well in Poland warrant, we expect that additional wells in the Plawce area in Poland may be completed using hydraulic fracturing techniques.  In addition, if subsequent evaluation of the results from our 2012 hydraulic fracturing of horizontal wells in shale formations underlying our SWCBSU in Montana warrant, we expect that we may use hydraulic fracturing in the future in Montana.  We expect to use industry-standard, long-established third-party service providers with specialized experience and equipment in hydraulic fracturing.  Prior to initiating a horizontal lateral to an existing well or drilling a new well that might result in a horizontal extension, we will include in the planning and budgetary process all costs associated with the fracture treatment.  The costs of a well vary based on the depth to which it will be drilled, its horizontal length, and the completion technique to be used, which will include the added expenditure for the fracture treatment, as well as anticipated environmental and safety considerations.

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

We and our joint venture partners will rely fully on our third-party service providers to establish and carry out procedures to cope with any negative environmental impact that could occur in the event of a spill or leak in connection with their hydraulic fracturing services.  The third-party service providers are typically responsible for costs arising out of any surface spillage, mishandling of fluids, or leakage from their equipment, including chemical additives.  We may engage third-party contractors to provide hydraulic fracturing services pursuant to service orders on a job-by-job basis.  Some such service orders limit the liability of these contractors.  Hydraulic fracturing operations can result in surface spillage or, in rare cases, the underground migration of fracturing fluids.  Any such spillage or migration could result in litigation, government fines and penalties, or remediation or restoration obligations.  Our current insurance policies provide some coverage for losses arising out of our hydraulic fracturing operations.  However, these policies may not cover fines, penalties, or costs and expenses related to government-mandated cleanup activities, and total losses related to a spill or migration could exceed our per-occurrence or aggregate policy limits.  Any losses due to hydraulic fracturing that are not fully covered by insurance could have a material adverse effect on our financial position, results of operations, and cash flows.

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

In order to prevent the underground migration of fracture fluids, we, and we expect our joint venture partners and third-party service providers to, follow industry-standard practices respecting casing, cementing, and testing to ensure good physical isolation of the fractured interval from other sections of the well.  We will attempt to ensure that well construction processes and procedures conform to all relevant federal, state, and local rules and regulations.  We believe that the large thickness of rock formations between the fractured interval and any potable water sources will minimize the risk of underground migration of fracture fluids.  In addition, we expect that surface casing will be set below the deepest known depth of all subsurface potable water, which is the depth sufficient to protect fresh water zones as determined by regulatory agencies, and the well casing will be cemented to create a permanent isolating barrier between the casing pipe and surrounding geological formations.  We believe these aspects of well design will practicably eliminate a pathway for underground migration of the fracturing fluid to contact any fresh or potable water aquifers during the hydraulic fracturing operations.  We expect that third-party fracturing contractor employees will be trained in the safe handling of all fracturing fluids, chemical additives, and materials and will be required to wear appropriate protective clothing and eye and foot wear.  Other protective measures may include safety briefings prior to conducting fracturing operations, testing of pumping equipment and surface lines to pressures exceeding expected maximum fracture treating pressures prior to conducting fracturing operations, detailed fracture treating process checklists used by our fracturing contractors, and guidelines for the disposal of excess fracturing fluids.

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

In December 2012, the EPA released its study on the environmental effects of hydraulic fracturing.  Also, the EPA reported the methodologies and focus of this ongoing study and announced that it expects to release a draft initial report in late 2014.  Additional disclosure requirements could result in increased regulation, operational delays, and increased operating costs that could make it more difficult to perform hydraulic fracturing.

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

In Poland, regulatory authorities have announced that if an exploration concession does not specifically cover horizontal drilling and fracturing, the operator must obtain a concession amendment before proceeding with fracturing operations.  Such an amendment must be preceded by an environmental impact assessment, the scope of which is largely dependent upon the discretion of the relevant environmental authority, typically at the municipality level, with participation of regional environmental authorities.  This process would likely require disclosure of the pressure and volumes of treatment fluids as well as the chemicals and other treatment components used.

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

“Fracturing” means injecting fluids or slurry under sufficient pressure and rate to fracture the formation, leaving proppants that keep the fractures open to serve as a pathway for gas or oil to flow to the well bore.

“Gross acres” and “gross wells” mean the total number of acres or wells, as the case may be, in which a working interest is owned, either directly or through a subsidiary or other enterprise in which we have an interest.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

The following table sets forth, for the periods indicated, the high and low trading prices for our common stock as quoted under the symbol “FXEN” on the NASDAQ Global Select Market, or its predecessor, Nasdaq National Market:

	Low	High
2013:
First Quarter (through March 9, 2013)	$3.36	$ 4.40

2012:
Fourth Quarter	3.87	7.58
Third Quarter	5.84	8.78
Second Quarter	4.60	6.11
First Quarter	4.56	6.82

2011:
Fourth Quarter	3.75	6.38
Third Quarter	4.13	10.10
Second Quarter	6.80	9.24
First Quarter	6.20	11.76

We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future.  We intend to reinvest any future earnings to further expand our business.  As of March 8, 2013, we had approximately 9,500 stockholders.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2012, are derived from our audited consolidated financial statements and notes thereto, certain of which are included in this report.  The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto included elsewhere in this report:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Oil and gas sales	$ 34,461	$ 29,807	$ 22,914	$ 12,772	$ 13,494
Oilfield services	2,137	5,631	2,099	1,892	4,347
Total revenues	36,598	35,438	25,013	14,664	17,841
Operating costs and expenses:
Lease operating expenses(1)	3,631	3,834	3,473	3,478	3,441
Exploration costs(2)	23,795	16,618	3,038	4,829	15,389
Impairment of oil and gas properties(3)	2,562	72	564	1,864	14,746
Asset retirement obligation gain	--	(52)	(264)	(529)	--
Oilfield services costs	1,610	4,458	1,550	1,412	2,751
Depreciation, depletion and amortization	4,239	3,397	2,626	1,602	1,720
Accretion expense	63	68	92	41	84
Loss on sale of asset	49	--	--	--	--
Stock compensation	2,325	1,744	1,379	1,693	2,367
Bad debt expense	--	--	--	--	460
General and administrative costs (G&A)	8,369	8,396	7,973	7,257	7,030
Total operating costs and expenses	46,643	38,535	20,431	21,647	47,988

Operating income (loss)	(10,045)	(3,097)	4,582	(6,983)	(30,147)

Other income (expense):
Interest expense	(2,485)	(2,167)	(1,936)	(654)	(672)
Interest and other income	356	188	829	54	394
Foreign exchange (loss) gain	16,292	(23,448)	(4,233)	7,053	(24,279)
Total other (expense) income	14,163	(25,427)	(5,340)	6,453	(24,557)

Net income (loss)	$ 4,118	$(28,524)	$ (758)	$ (530)	$(54,704)

– Continued –

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Basic and diluted net income (loss)
per common share	$ 0.08	$ (0.57)	$ (0.02)	$ (0.01)	$ (1.35)

Basic and diluted weighted average
shares outstanding	52,274	50,262	43,387	42,529	40,420

Cash Flow Statement Data:
Net cash provided by (used in) operating
activities	$ (1,233)	$ (120)	$ 7,249	$ (5,829)	$(14,248)
Net cash (used in) provided by
investing activities	(16,350)	(18,486)	(7,814)	(3,999)	(11,772)
Net cash provided by (used in)
financing activities	--	50,842	16,092	(2,676)	40,121

Balance Sheet Data:
Working capital(4)	$ 30,395	$ 49,787	$18,212	$ 3,452	$ 13,965
Total assets	105,954	110,224	66,604	42,070	54,802
Notes payable	40,000	40,000	35,000	25,000	25,000
Total stockholders’ equity	54,799	58,627	23,837	10,745	15,154

_______________

(1)	Includes lease operating expenses and production taxes.
(2)	Includes geophysical and geological costs, exploratory dry hole costs, and nonproducing leasehold impairments.
(3)	Includes proved and unproved property write-downs relating to our properties in the United States and Poland.
(4)	Working capital represents current assets minus current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion of our historical financial condition and results of operations should be read in conjunction with Item 6, Selected Financial Data, and our consolidated financial statements and related notes contained in this report.

Overview

As discussed in Item 1, Business above, the majority of our operations are in Poland, and we have devoted most of our technical talent and capital expenditures in the last several years to our operations in that country.  The decision to devote most of our available capital to this area drives our operating results and the changes to our balance sheet and liquidity.  Our operations in Poland, which are a combination of existing production and substantial exploration, have grown considerably.  Oil and gas production, oil and gas revenues, cash flow, and oil and gas expenditures in this area have grown significantly over the last three years.

Our U.S. operations also have an impact.  Our U.S. operations are smaller than those in Poland and do not present the same level of opportunities for expansion; however, our U.S. operations are a relatively stable source of cash flow.  This, too, is reflected in our operating results.

Highlights over the past three years include:

•	Oil and gas revenues have almost tripled since 2009 to $34.5 million in 2012, a compound annual growth rate of 39% per year.

•	Total revenues have likewise increased, with a compound annual growth rate of 36% per year during the same period.

•	Oil and gas production has more than doubled since 2009 to 4.8 Bcfe in 2012, a compound annual growth rate of 30%.

•	Natural gas prices in Poland continue to show strength in the face of economic uncertainty. At the time of this report, the low-methane tariff in Poland was 40% higher than at year-end 2009.

•	The average gas price we received in 2012, taking into account currency fluctuations throughout the year, was 36% higher than the amount we received in 2009.

•
We continue to diversify our production risk profile.  At the time of this report, we were producing gas from seven wells in Poland, with three additional wells scheduled to begin production during 2013.  At the end of 2009, we were producing gas from only three wells in Poland.

•
Our exploration and development spending continues to increase.  The amounts we reported for exploration costs and capital additions for 2012, which represent a record level of activity for us, were triple our 2009 spending.

•	Since 2009, we have been designated to act as the operator for the permitting, designing, and construction of all new production facilities in Poland.

Notwithstanding our positive results, we continue to face challenges operating in a foreign country with a different economic system and culture, including:

•	a new hydrocarbon law, which, if enacted as proposed, would increase the royalties and taxes we pay in Poland;

•	delays such as those associated with the commencement of production from our Winna Gora and KSK wells, which prevented higher production and revenue gains during 2012 and 2011;

•	the pace at which PGNiG, our operating partner in the Fences concession, wishes to proceed or the extent to which PGNiG wishes to participate as a non-operating partner in other concessions;

•
operating practices that differ from customary practices in the United States, which generally result in higher capital costs in Poland, longer lead times to drilling, first production, and lower initial production rates;

•	obtaining better success ratios in our exploration efforts outside of our core Fences area; and

•	volatile noncash adjustments for foreign currency fluctuations that continue to affect our net income in an unpredictable fashion.

There are two other factors that affect our results of operations that, though not unique to us, are different from what United States investors typically see when comparing us with most domestic, small-capitalization independent producers:

•	the different pricing model for our Polish gas production; and

•	the functional currency for our largest subsidiary, FX Energy Poland, which is the Polish zloty, not the U.S. dollar.

Commodity Prices

Global oil prices continued to be volatile in 2012.  Gas prices in the United States remained at depressed levels, which have persisted since 2009.  However, the Polish gas market operates quite differently than the U.S. domestic market.  In Poland, substantially all of our gas production is sold to PGNiG and is tied to published tariffs (wholesale prices) set from time to time by the public utility regulator for gas sold to wholesale consumers.  At the time of this report, the low-methane tariff, which is the basis for all of our gas contracts in Poland, is 40% higher than it was at the end of 2009.

A major component of the gas tariff calculation is the cost of Russian imported gas, which is priced based predominantly on trailing oil prices.  Thus, world oil prices can have a significant impact on Polish gas prices.  Other major components of the tariff calculation include the cost of gas provided by PGNiG itself, as well as the necessity for PGNiG to cover its internal cost structure.  Natural gas prices in Poland are, and for years have been, below European Union average prices for both households and industry, because the prices have been subsidized by the government.  European Union rules require Poland to gradually abandon market subsidies and bring Polish gas prices to Western Europe free-market levels.

Poland continues to enjoy the strongest economy in the European Union and was the only country in Europe to record positive GDP growth every year from 2008 through 2012.  While the economy is expected to slow somewhat, economists are still predicting positive growth during 2013.  These factors may act as cushions against possible declines in prices.  As of year-end 2012, gas prices in Poland remained firm and were significantly higher than those of an equivalent BTU content in the United States.  For example, as of the date of this report the price we receive for natural gas at our Roszkow well, which has a methane content of 80%, is approximately double the spot price under natural gas contracts for 100% methane gas traded on the New York Mercantile Exchange, sometimes referred to as the Henry Hub price.  The volumes of our gas reserves in Poland from 2009 through 2012 were not impacted by changing prices.  However, all of our oil and gas reserves can be price-sensitive, and future material reductions in the prices at which we sell our oil and gas could result in the impairment of reserves.

Functional Currency and Exchange Rates

The functional currency of our Polish subsidiary is the Polish zloty.  Accounting standards require the assets, liabilities, and results of operations of a foreign operation to be measured using the functional currency of that foreign operation.  Because FX Energy Poland’s functional currency is the Polish zloty, translation adjustments result from the process of translating its financial statements into the parent company’s U.S. dollar reporting currency.  Translation adjustments are not included in determining net income, but are reported separately and accumulated in other comprehensive income.  The accounting basis of the assets and liabilities affected by the change is adjusted to reflect the difference between the exchange rate when the asset or liability was first recorded and the exchange rate on the date of the change.

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

We enter into various agreements in Poland denominated in the Polish zloty.  The exchange rate between the U.S. dollar and the Polish zloty is subject to fluctuations that are beyond our control.  During 2012, the zloty fluctuated between a low of 3.07 zlotys per U.S. dollar to a high of 3.58 zlotys per U.S. dollar, a fluctuation of 17%.  Variations in exchange rates affect the U.S. dollar-denominated amount of revenue we report, compared to what we receive in Polish zlotys.  As the U.S. dollar strengthens relative to the zloty, our U.S. dollar-denominated revenue actually received in Polish zlotys declines; conversely, when the U.S. dollar weakens relative to the zloty, our U.S. dollar-denominated revenue received in Polish zlotys increases.  Likewise, a weak U.S. dollar leads to lower U.S. dollar-denominated drilling, capital, and exploration costs, while a strong U.S. dollar has the opposite effect for the cost structure of our Polish operations.  Should exchange rates in effect during early 2013 continue throughout the year, we expect the exchange rates to have a slightly positive impact on our U.S. dollar-denominated revenues, and a slightly negative impact on our dollar-denominated costs, compared to 2012.

In addition, the change in the exchange rate from the end of each reporting period to the next has an impact on foreign exchange gains and losses.  At the end of 2012, the exchange rate was 3.10 zlotys per U.S. dollar compared to 3.42 zlotys per U.S. dollar at the end of 2011.  This 9% year-end to year-end appreciation of the zloty represents a decrease in the amount of Polish currency required to satisfy outstanding U.S. dollar-denominated intercompany and other loans of FX Energy Poland as of December 31, 2012, and creates the noncash foreign exchange gain recorded on our consolidated statements of operations.

More information concerning the impact of foreign currency transactions can be found in the discussion that follows, as well as in note 1 of the notes to the consolidated financial statements included in this report.

Proposed Changes to Poland’s Hydrocarbon Legislation

In late 2012, the Polish government approved guidelines for new hydrocarbon legislation, including, among other things, higher royalties on hydrocarbons produced, a new cash flow tax based on the positive cumulative cash flow from exploration and development projects, as well as changes to how usufruct fees are determined and how concessions are awarded.  The Minister of Environment has been directed to prepare a draft law, which was published in early 2013.  Comments from the industry/general public will be invited, and either taken into account or not in preparing a revised draft by the Minister.  The revised draft will be subject to review by various governmental committees and agencies, and then a final draft will be subject to approval by the government, before it is sent to the Parliament.

The new legislation is meant to increase governmental revenue from the oil and gas industry, with the stated intention for the total royalty and tax burden of an energy company to approach 40% of taxable income, which is approximately double that of the current fiscal regime.  The new law, once approved by Parliament, would become effective January 1, 2015, at the earliest, but in any event not prior to the first commercial production of shale gas in the country.  The new royalty and tax structure would be applicable to all production, without regard to when the well was drilled or the relevant concession granted.

Although the draft law was recently published, we are unable to estimate the impact of the law on our financial results or operations.  However, any increase in royalties or income taxes to which we may be subject would have an adverse impact.

Results of Operations by Business Segment

We operate within two segments of the oil and gas industry: the exploration and production, or E&P, segment in Poland and the United States, and the oilfield services segment in the United States.  Direct revenues and costs, including depreciation, depletion and amortization costs, or DD&A, general and administrative costs, or G&A, and other income directly associated with their respective segments are detailed within the following discussion.  DD&A, G&A, amortization of deferred compensation, interest income, other income, interest expense, and other costs, which are not allocated to individual operating segments for management or segment reporting purposes, are discussed fully following the segment discussion.  The following table summarizes the results of operations by segment for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Reportable Segments
			Oilfield Services
	Exploration & Production
	Poland	U.S.		Non-Segmented	Total

Year ended December 31, 2012:
Revenues	$ 30,344	$ 4,117	$2,137	$ --	$ 36,598
Net income (loss)(1)	2,031	(770)	(582)	3,439	4,118

Year ended December 31, 2011:
Revenues	$ 25,120	$ 4,687	$5,631	$ --	$ 35,438
Net income (loss)(2)	5,250	1,668	189	(35,631)	(28,524)

Year ended December 31, 2010:
Revenues	$ 18,730	$ 4,184	$2,099	$ --	$ 25,013
Net income (loss)(3)	12,389	1,818	(194)	(14,771)	(758)

_______________

(1)
Nonsegmented reconciling items for 2012 include $8,369 of G&A costs, $2,325 of noncash stock compensation expense, $16,292 of noncash foreign exchange gains, $2,129 of interest expense (net of other income), and $30 of corporate DD&A.

(2)
Nonsegmented reconciling items for 2011 include $8,396 of G&A costs, $1,744 of noncash stock compensation expense, $23,448 of noncash foreign exchange losses, $1,979 of interest expense (net of other income), and $64 of corporate DD&A.

(3)
Nonsegmented reconciling items for 2010 include $7,973 of G&A costs, $1,379 of noncash stock compensation expense, $4,233 of noncash foreign exchange losses, $1,107 of other expense, and $79 of corporate DD&A.

See note 11 in the notes to the consolidated financial statements for additional detail concerning our segment results.

Exploration and Production Segment

Gas Revenues.  Revenues from gas sales were $30.3 million during 2012, compared to $25.1 million and $18.7 million in 2011 and 2010, respectively.  Our 2012 gas revenues increased $5.2 million from 2011 levels by approximately $2.5 million due to higher gas prices, coupled with approximately $2.7 million related to higher annual production.  Gas revenues in 2011 increased $6.4 million from 2010 levels by approximately $2.8 million due to higher gas prices, coupled with approximately $3.6 million related to higher annual production.

Company-wide net gas production increased from a daily rate in 2011 of approximately 11.1 MMcfd to a record rate of approximately 12.2 MMcfd in 2012, an increase of 10%.  In early February 2013, gas was flowing in Poland at an average rate of 13.6 MMcfd, net to our interest.

In addition to our increased production, higher gas prices, which were partially offset by negative currency changes, resulted in higher gas revenues during 2012.  The Polish low-methane tariff, which serves as the reference price for our gas sales agreements, averaged 21% higher during the full year of 2012 compared to 2011.  The increase was primarily a function of a 16.9% increase that became effective for us on April 1, 2012.  This increase was preceded by a 12.5% increase that became effective for us on August 1, 2011.  However, the increase in prices was partially offset by the effect of currency changes from year to year.  Strength in the U.S. dollar against the Polish zloty decreased our U.S. dollar-denominated gas prices.  The average exchange rate during 2012 was 3.24 zlotys per U.S. dollar.  The average exchange rate during 2011 was 2.96 zlotys per U.S. dollar, a change of approximately 9%.

The primary driver of our increased production in 2012 was the full resolution of a pipeline bottleneck during the second quarter of 2012, following which the KSK wells were placed on full production.  Gas production at our three KSK wells averaged 9.5 MMcfd during 2012, compared to 5.0 MMcfd during 2011.  At year-end, the wells were producing at a combined rate of 12.7 MMcfd.  Gas at KSK is being sold to PGNiG at a contracted rate equal to 86% of the published low-methane tariff.  We have a 49% interest in the KSK wells.

Gas production at our Roszkow well averaged 12.1 MMcfd during 2012, compared to 12.7 MMcfd during 2011.  At year-end, the well was producing at a rate of 11.7 MMcfd.  Gas at Roszkow is being sold to PGNiG at a contracted rate equal to 95% of the published low-methane tariff.  We have a 49% interest in the Roszkow well.

Gas production at our Zaniemysl well averaged 5.5 MMcfd during 2012, compared to 8.9 MMcfd during 2011.  At year-end, the well was producing at a rate of 2.7 MMcfd.  Gas at Zaniemysl is being sold to PGNiG at a contracted rate equal to 70% of the published low-methane tariff.  We have a 24.5% interest in the Zaniemysl well.

Gas production began at our Winna Gora well in January of 2013.  At the time of this report, the well was producing approximately 1.6 MMcfd (0.8 MMcfd net to our 49% interest).  Gas at Winna Gora is being sold to PGNiG at a contracted rate equal to 86% of the published low-methane tariff.

A summary of the amount and percentage change, as compared to their respective prior-year period, for gas revenues, average gas prices, gas production volumes, and lifting costs per Mcf for the years ended December 31, 2012, 2011, and 2010, is set forth in the following table:

	Year Ended December 31,
	2012	2011	2010
Revenues	$30,344,000	$25,120,000	$18,730,000
Percent change versus prior year	+21%	+34%	+99%
Average price (per Mcf)	$6.81	$6.19	$5.39
Percent change versus prior year	+10%	+15%	+8%
Production volumes (Mcf)	4,457,000	4,060,000	3,473,000
Percent change versus prior year	+10%	+17%	+85%
Lifting costs per Mcf(1)	$0.28	$0.23	$0.29
Percent change versus prior year	+22%	-21%	-40%
_______________

(1)	Lifting costs per Mcf are computed by dividing the related lease operating expenses by the total volume of gas produced.

Oil Revenues.  Oil revenues were $4.1 million, $4.7 million, and $4.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.  Lower average oil prices in 2012 compared to 2011 combined with lower production to cause the decrease in revenues.  Our average oil price during 2012 was $76.87 per barrel, a 7% decrease compared to $83.02 per barrel received during 2011.  Production from our U.S. properties declined by 5% due to normal production declines.

U.S. oil revenues in 2012 decreased from 2011 levels by approximately $.3 million due to lower oil prices, combined with approximately $0.3 million related to production declines.  U.S. oil revenues in 2011 increased from 2010 levels by approximately $0.8 million due to higher oil prices, offset by approximately $0.3 million related to production declines.

A summary of the amount and percentage change, as compared to their respective prior-year period, for oil revenues, average oil prices, oil production volumes, and lifting costs per barrel for the years ended December 31, 2012, 2011, and 2010, is set forth in the following table:

	Year Ended December 31,
	2012	2011	2010
Revenues	$4,117,000	$4,688,000	$4,184,000
Percent change versus prior year	-12%	+12%	+25%
Average price (per Bbl)	$76.87	$83.02	$68.09
Percent change versus prior year	-7%	+22%	+31%
Production volumes (Bbl)	53,553	56,462	61,463
Percent change versus prior year	-5%	-8%	-4%
Lifting costs per Bbl(1)	$44.80	$50.41	$39.84
Percent change versus prior year	-11%	+27%	-1%
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

Lease Operating Costs.  Lease operating costs were $3.6 million in 2012, $3.8 million in 2011, and $3.5 million in 2010.  Operating costs in the United States decreased in 2012 by approximately $0.4 million over 2011 costs, due to $0.3 million spent during 2011 to remediate a small oil leak in Montana along with higher workover costs incurred on our existing producing wells during that year.  Operating costs in Poland increased 24% in 2012 from 2011 levels.  Most operating costs in Poland arise from fixed costs at our production facilities; fees paid to the operator of our production facilities increased year over year.

Exploration Costs.  Exploration expenses consist of geological and geophysical costs as well as the costs of exploratory dry holes.  Exploration costs were $23.8 million, $16.6 million, and $3.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.  The increase in 2012 was a function of increased dry-hole costs, offset by lower geological and geophysical costs.

Geological and geophysical costs, or G&G costs, were $11.1 million, $15.3 million, and $2.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.  During all three years, most of our G&G costs were spent on acquiring, processing, and interpreting new 3-D and 2-D seismic data in the Fences area and in our other concession areas in Poland.

Exploratory dry-hole costs were $12.7 million, $1.3 million, and $1.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.  Our 2012 dry-hole costs were associated primarily with our Kutno well in Poland.  The Kutno well, which was the deepest well ever drilled in Poland, was found to be noncommercial during the third quarter of 2012.  Under the terms of a farmout agreement, our partner agreed to pay 60% of the costs of the well.  Total costs to us were approximately $12.2 million.  Our 2011 dry-hole costs were associated with our Machnatka well.  Under the terms of a joint operating agreement, our partner agreed to pay 100% of the costs of the well to a depth of 3,558 meters.  After reaching that depth, we agreed to pay 51% of the costs and continue drilling to a depth of approximately 4,500 meters.  During 2010, recompletion attempts failed to establish commercial production at our Zakowo project in Poland.

Impairment Costs.  Impairments of oil and gas properties were $2.6 million, $72,000, and $0.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.  During 2012, we impaired the cost of certain concessions in Poland, in the amount of $0.8 million, due to our determination that they were not prospective for hydrocarbon accumulation.  Also during 2012, we impaired all capitalized costs associated with our Alberta Bakken project in Montana, which included $1.4 million in drilling costs incurred during 2011 and $0.4 million in leasehold costs.  We have no plans to pursue this project in the near future.  During 2011, we dropped a small amount of non-prospective acreage near our Kutno project and impaired the associated undeveloped leasehold costs.

Asset Retirement Obligation.  We recorded gains associated with future asset retirement obligations of $0, $52,000, and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.  When the present value of a future asset retirement obligation changes due to the increase or decrease of the estimated plugging costs of that asset, we adjust the related asset retirement cost.  During 2011 and 2010, the economic lives of our United States oil wells were increased, as higher oil prices resulted in more economic barrels.  This change resulted in a decrease in the net present value of the retirement obligations, which in turn resulted in gains associated with those obligations, as the related asset retirement costs had been previously written off due to property impairments.

DD&A Expense - Producing Operations.  DD&A expense for producing properties was $3.1 million, $2.3 million, and $1.8 million for the years ended December 31, 2012, 2011, and 2010, respectively.  The 35% increase from 2011 to 2012 is a combination of higher DD&A expenses due to increased production at our KSK wells, along with higher DD&A expenses resulting from negative revisions in proved reserves at our KSK and Zaniemysl wells, which are discussed below.  The 28% increase from 2010 to 2011 was primarily a function of our increased production in Poland.

Future DD&A costs are expected to generally, but not completely, follow future production trends.  However, future DD&A rates can be very different depending upon future capitalized costs and changes in reserve volumes.

Accretion Expense.  Accretion expense was $63,000, $68,000, and $92,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  Accretion expense is related entirely to our asset retirement obligation associated with expected future plugging and abandonment costs.

Oilfield Services Segment

Oilfield Services Revenues.  Oilfield services revenues were $2.1 million, $5.6 million, and $2.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.  We drilled five wells for third parties, including one drilled for our Alberta Bakken joint venture, during 2012, along with additional well service work.  We drilled eight wells for third parties, including those drilled for our Alberta Bakken joint venture, during 2011, along with additional well service work.  We drilled 25 wells for third parties during 2010; however, most of these were shallow wells, which can be drilled in only two to three days and generate less revenue per well than deeper wells.  Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on using our oilfield services equipment on our own properties, and other factors.  We cannot accurately predict future oilfield services revenues.

Oilfield Services Costs.  Oilfield services costs were $1.6 million, $4.5 million, and $1.6 million for the years ended December 31, 2012, 2011, and 2010, respectively, or 76%, 79%, and 74% of oilfield-servicing revenues, respectively.  The changes in services costs from year to year were primarily due to the nature of our drilling activity discussed above.  In general, oilfield-servicing costs are closely associated with oilfield services revenues.  As such, oilfield services costs will continue to fluctuate period to period based on the number of wells drilled, revenues generated, weather, downtime for equipment repairs, the degree of emphasis on using our oilfield services equipment on our own properties, and other factors.

DD&A Expense – Oilfield Services.  DD&A expense for oilfield services was $1.1 million, $1.0 million, and $0.7 million for the years ended December 31, 2012, 2011, and 2010, respectively.  We spent $0.7 million, $1.2 million, and $1.1 million on upgrading our oilfield-servicing equipment during 2012, 2011, and 2010, respectively.  These capital additions resulted in higher DD&A expenses for this segment during 2012 and 2011.

Nonsegmented Items

G&A Costs - Corporate.  G&A costs were $8.4 million, $8.4 million, and $8.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.  Increased costs in 2012 associated with higher headcount in Poland were offset by lower legal and other fees in the United States.  Our 2011 G&A costs rose from 2010 levels primarily due to higher legal and investor relations-related costs.

Stock Compensation.  Stock compensation expense recorded for 2012 represents $2.3 million of amortization related to restricted stock and stock options granted to employees in 2012, 2011, 2010, and 2009.  Stock compensation expense recorded for 2011 represents $1.7 million of amortization related to restricted stock and stock options granted to employees in 2011, 2010, 2009, and 2008.  Stock compensation expense recorded for 2010 represents $1.4 million of amortization related to restricted stock granted in 2010, 2009, 2008, and 2007.

Interest and Other (Income) Expense - Corporate.  Interest and other (income) expense was $2.1 million, $2.0 million, and $1.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.  During 2012, we incurred $2.5 million in interest expense, which included $0.5 million of amortization of loan fees and $0.5 million in unused commitment fees.  Interest and other income was $0.4 million during 2012.

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

During 2010, we incurred $1.9 million in interest expense, which included $0.6 million of previously unamortized loan fees associated with our prior credit facility, $0.4 million of amortization of loan fees, and $0.2 million in unused commitment fees.  Interest and other income was $829,000 during 2010.  Included in the 2010 amount was a gain of approximately $0.8 million attributable to the sale of tubing associated with our Grundy-1 well, which was drilled and abandoned during 2008.

Foreign Exchange.  We incurred foreign exchange gains of $16.3 million for the year ended December 31, 2012, and foreign exchange losses of $23.4 million and $4.2 million for the years ended December 31, 2011 and 2010, respectively.

Income Taxes.  We reported net income of $4.1 million for the year ended December 31, 2012, and net losses of $28.5 million and $0.8 million for the years ended December 31, 2011 and 2010, respectively.  No income tax expense was recognized for 2012 due to the reversal of valuation allowances that offset income tax expense for the period. Accounting standards require that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Our ability to realize the benefit of our deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of our exploration and development activities.  The market and capital risks associated with achieving the above requirement are considerable, resulting in our conclusion that a full valuation allowance be provided.  Accordingly, we did not recognize any income tax benefit in our consolidated statement of operations for these years.

Proved Reserves

Oil and Gas Reserves

Reserve volumes decreased at year-end 2012 due primarily to negative revisions at our KSK and Zaniemysl wells due to declining well head pressures, along with negative revisions in the United States due to lower oil prices.  Positive reserve revisions at our Roszkow, Winna Gora, and Lisewo wells due to more favorable technical data, along with new reserves at our Komorze-3K well (which was completed during the year), partially offset our record 2012 gas production and the negative revisions.

The following table highlights year-end reserve volumes and values and shows the change from 2011 to 2012:

	2012	2011	Change
	(In thousands)
Proved Reserve Volumes:
Gas Reserves (Mcf)	44,121	49,636	-11%
Oil Reserves (Bbls)	594	639	-7%
Total Reserves (Mcfe)	47,688	53,470	-11%

Proved Reserve Values:
Reserves PV-10 Value	$157,603	$169,567	-7%

Changes in proved reserves were as follows:

	2012	2011	2010
(MMcfe)
Proved Reserves Beginning of Year	53,470	43,793	50,446
Extensions, Discoveries, and Other Additions	2,313	12,245	--
Revisions of Previous Estimates	(3,317)	1,828	(2,814)
Production	(4,778)	(4,396)	(3,839)
Proved Reserves End of Year	47,688	53,470	43,793

Extensions, Discoveries, and Other Additions.  All of the 2012 additions to proved reserves that result from the discovery of new fields are associated with our Komorze-3K well, which was completed for production during 2012.

Revisions.  Revisions represent changes in previous reserves estimates, either positive revisions upward or negative revisions downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs, or development costs.  During 2012, excluding the volume reduction due to annual production, we recorded downward revisions at our Zaniemysl and KSK wells due to, respectively, water influx and lower than expected wellhead pressures obtained during the fourth quarter of the year.  These were partially offset by upward reserve revisions at our Roszkow, Lisewo, and Winna Gora wells, where new pressure data indicates that the initial gas-in-place for these wells may be more than estimated at year-end 2011.  We also recorded upward revisions of approximately 9,000 barrels of oil in the United States, primarily due to lower operating costs resulting in more economically recoverable barrels.  During 2011, excluding the reduction due to annual production, we recorded upward reserve revisions at our Roszkow and Winna Gora wells, which were offset by small downward revisions at our Zaniemysl and KSK wells.  At Roszkow, new pressure data indicates that the initial gas-in-place may be more than estimated at year-end 2010.  We also recorded upward revisions of approximately 56,000 barrels of oil in the United States, primarily due to higher oil prices resulting in more economically recoverable barrels.  Revisions at year-end 2010 included downward revisions in Poland due to interpretations of reservoir pressure data at our Roszkow well, while upward revisions occurred in the United States due to higher oil prices.  (See Items 1 and 2, Business and Properties).

Production.  See “Gas Revenues” and “Oil Revenues” above.

2013 Operational Trends

We currently expect that our 2013 production will be higher than our 2012 production rates with the addition of production at our Winna Gora-1, Lisewo-1, and Komorze 3-K wells.  Production began at Winna Gora-1 in late January of 2013.  Production is expected to begin at Lisewo-1 and at Komorze-3K during the second half of 2013.  We currently expect to receive 86% of the published low-methane tariff, adjusted for energy content, for each of the three new wells.  The amount of revenue from this increased production will depend on applicable gas sales prices and prevailing currency exchange rates.

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

Costs that vary in concert with production, such as lease operating expenses and DD&A costs, will trend up or down with production increases or decreases.  Our 2013 plans for capital expenditures are detailed in the following section, “Liquidity and Capital Resources – Our Capital Resources and Future Expenditures.”

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

2012 Liquidity and Capital

Working Capital (current assets less current liabilities).  Our working capital was $30.4 million as of December 31, 2012, a decrease of $19.4 million from December 31, 2011.  The primary causes of the decrease are our increased exploration costs in 2012 and the classification of $7.0 million as a current portion of our long-term debt.  At the time of this report, we are in the process of extending and expanding our credit facility.  If we do not complete a new credit facility, we will be required to make a $7.0 million principal payment under the terms of our existing facility on December 31, 2013.

Our current assets at year-end 2012 included approximately $34.0 million in cash and cash equivalents, $4.2 million in accrued oil and gas sales from both the United States and Poland, and $6.8 million in receivables from our joint interest partners in both the United States and Poland that were collected in early 2013.  Almost the entire balance of joint interest receivables at year-end 2012 was due from PGNiG, primarily related to the drilling of our Kutno well, where we act at the operator.  Our current liabilities at year-end included approximately $7.4 million payable by FX Poland for various drilling and development operations in Poland that were paid in early 2013.

Operating Activities.  Net cash used in operations during 2012 and 2011 was $1.2 million and $0.1 million, respectively.  Net cash provided by operating activities during 2010 was $7.2 million.  A $7.2 million increase in exploration costs offset higher revenues in 2012, leading to a decline in cash provided from operating activities in 2012.  Likewise, a $13.6 million increase in exploration costs in 2011 offset higher revenues.

Investing Activities.  We used net cash in investing activities of $16.3 million, $18.5 million, and $7.8 million in 2012, 2011, and 2010, respectively.  In 2012, we spent $15.8 million for oil and gas property additions, all of which was related to our Polish drilling activities.  We also spent $0.7 million adding to our oilfield services and office equipment.  In 2011, we spent $17.3 million for oil and gas property additions, $14.8 million of which were related to our Polish drilling activities, with the remainder being spent on our domestic properties.  We spent $1.2 million adding to our oilfield services equipment.  We also benefited from approximately $12.0 million spent in the Warsaw South project area by PGNiG for seismic and drilling costs in 2011 in order to earn a 49% interest in the concession.  In 2010, we spent $6.5 million for oil and gas property additions, $6.0 million of which were related to our Polish drilling activities, with the remainder being spent on our domestic properties.  We also spent $1.3 million adding to our oilfield services equipment.

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

There were no financing transactions during 2012.

Our Capital Resources and Future Expenditures

Our anticipated sources of liquidity and capital for 2013 include our working capital of $30.4 million at year-end 2012, available credit under our expanded credit facility, and cash available from our operations.

In August 2010, we refinanced our existing credit facility by executing an expanded credit facility with The Royal Bank of Scotland Plc, ING Bank N.V., and KBC Bank NV.  The expanded credit facility calls for a periodic interest rate of LIBOR plus 4.0% and has a term of five years, with semiannual borrowing base reductions of $11 million each beginning on June 30, 2013.  As of December 31, 2012, we had $40 million outstanding under the facility, and $15 million of available credit.  Our borrowing base is scheduled to be reduced to $44 million on June 30, 2013.

We currently have increased cash from our operating activities to help fund our exploration and development activities in 2013.  We expect that our 2013 production will be higher than our 2012 production with the addition of production at our Winna Gora-1, Lisewo-1, and Komorze 3-K wells.  Production began at Winna Gora-1 in late January of 2013.  Production is expected to begin at Lisewo-1 and at Komorze-3K during the second half of 2013.  We currently expect to receive 86% of the published low-methane tariff, adjusted for energy content, for each of the three new wells.  The amount of revenue from this increased production will depend on applicable gas sales prices and prevailing currency exchange rates.

We have an effective Securities Act universal shelf registration statement under which we may sell up to $200 million of equity or debt securities of various kinds.  In June 2012, we entered into an agreement to possibly sell up to $50 million in common stock during the next two years in at-the-market transactions.  Through the date of this filing, we have not sold any stock under that agreement.  Assuming all $50 million of common stock covered by the at-the-market facility were sold, the remaining $150 million balance of securities available for sale under the registration statement is available for sale at any time, subject to market conditions and our ability to access the capital markets, to further finance our exploration and development plans in Poland and for other corporate purposes.

At year-end 2012, we were in the process of drilling the Tuchola-3 well, having incurred a total cost of $1.5 million during the year.  We began drilling the Mieczewo-2 well in early 2013.  Our total costs for these wells once drilling is completed are expected to be approximately $12 million.  We have agreed with PGNiG to conduct a fracture stimulation test at the Plawce-2 well during the first half of 2013.  We were also in the process of building a pipeline and production facilities at our Lisewo well.  We had no other firm commitments for future capital and exploration costs at 2012 year end.

We expect our primary use of cash for 2013 will be for our exploration and development activities in Poland and the United States.  Our board of directors has approved projects whose cost is expected to range from $60 million to $70 million for production facilities for existing discoveries, exploration and development wells, and 2-D and 3-D seismic data acquisition and analysis, including those items noted above.  All of the approved projects may not be completed during 2013, but we do expect to start work on all of them in the next 12 months.  In 2012, we approved a capital budget of similar size.  Our actual costs in 2012 were $35.7 million, but by early January of 2013, we had started work on projects totaling $56.3 million originally scheduled for 2012.

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

We may continue to incur operating losses in future periods, and we continue to fund substantial exploration and development in Poland.  We have a history of operating losses.  From our inception in January 1989 through December 31, 2012, we have incurred cumulative net losses of approximately $186 million.  Despite our recent and expected future increases in production and revenues, our exploration and production activities may continue to result in net losses in future years, depending on the success of our drilling activities in Poland and the United States and whether we generate sufficient revenues to cover related operating expenses.

We may also seek to obtain additional funds for future capital investments from the sale of partial property interests or arrangements such as those negotiated in prior years for our Kutno and Warsaw South project areas in which industry participants are bearing the initial exploration costs to earn an interest in the project or other arrangements, all of which may dilute the interest of our existing stockholders or our interest in the specific project financed.

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

Contractual Obligations and Contingent Liabilities and Commitments

Contractual Obligations.  At December 31, 2012, the aggregate amounts of our contractually obligated payment commitments for the next five years are as follows:

	Total	2013	2014	2015	2016	2017
	(In thousands)
Credit facility	$40,000	$7,000	$22,000	$ 11,000	$ --	$ --
Interest payments on long-term debt	3,318	1,885	1,146	287	--	--
Total	$43,318	$8,885	$23,146	$11,287	$ --	$ --

Under the terms of our $55 million credit facility, the amount of credit available is reduced by $11 million each six months, beginning on June 30, 2013.  As of December 31, 2012, we had borrowed $40 million under the facility, and the reduction of that amount is illustrated in the table above.

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

Asset Retirement Obligation.  We have liabilities of $1.4 million related to asset retirement obligations on our Consolidated Balance Sheet at December 31, 2012, excluded from the table above.  Due to the nature of these obligations, we cannot determine precisely when the payments will be made to settle these obligations.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued new standards that require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The new standards are effective for annual periods beginning on or after January 1, 2013.  We are currently evaluating the provisions of the new standards and assessing the impact, if any, it may have on our financial position and results of operations.

In June 2011, the FASB issued amended standards that eliminated the option to report other comprehensive income in the statement of stockholders’ equity and require companies to present the components of net income and other comprehensive income as either one continuous statement of comprehensive income or two separate but consecutive statements.  The amended standards do not affect the reported amounts of comprehensive income.  In December 31, 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement that had previously been included in the June 2011 amended standard.  These amended standards are to be applied retrospectively for interim and annual periods beginning after December 15, 2011.  We adopted these standards on January 1, 2012.

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

Oil and Gas Reserves

All of the reserves data in this Form 10-K are estimates.  Estimates of our crude oil and natural gas reserves are prepared by our engineers in accordance with guidelines established by the Securities and Exchange Commission.  Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas.  There are numerous uncertainties inherent in estimating quantities of proved crude oil and natural gas reserves.  Uncertainties include the projection of future production rates and the expected timing of development expenditures.  The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.  As a result, reserves estimates may be different from the quantities of crude oil and natural gas that are ultimately recovered.  In addition, economic producibility of reserves is dependent on the oil and gas prices used in the reserves estimate.  We based our December 31, 2012, reserves estimates on a 12-month average commodity price, unless contractual arrangements designated the price to be used, in accordance with Securities and Exchange Commission rules.  However, oil and gas prices are volatile and, as a result, our reserves estimates will change in the future.

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

Foreign Currency Risk

We enter into various agreements in Poland denominated in the Polish zloty.  The exchange rate between the U.S. dollar and the Polish zloty is subject to fluctuations that are beyond our control.  During 2012, the zloty fluctuated between a low of 3.07 zlotys per U.S. dollar to a high of 3.58 zlotys per U.S. dollar, a fluctuation of 17%.  Variations in exchange rates affect the U.S. dollar-denominated amount of revenue we receive in Polish zlotys.  As the U.S. dollar strengthens relative to the zloty, our U.S. dollar-denominated revenue received in Polish zlotys declines; conversely, when the U.S. dollar weakens relative to the zloty, our U.S. dollar-denominated revenue received in Polish zlotys increases.  Conversely, a weak U.S. dollar leads to lower U.S. dollar-denominated drilling, capital, and exploration costs, while a strong U.S. dollar has the opposite effect for the cost structure of our Polish operations.  Should exchange rates in effect during early 2013 continue throughout the year, we expect the exchange rates to have a slightly positive impact on our U.S. dollar-denominated revenues compared to 2012.  We are also generating revenues in Poland in Polish zlotys, and we keep those zlotys in Poland and use them to pay zloty-based invoices.

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
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information from our definitive proxy statement for our 2013 annual meeting of stockholders under the captions “Corporate Governance,” “Proposal 1. Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information from our definitive proxy statement for our 2013 annual meeting of stockholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information from our definitive proxy statement for our 2013 annual meeting of stockholders under the captions “Principal Stockholders” and “Equity Compensation Plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

The information from our definitive proxy statement for our 2013 annual meeting of stockholders under the captions “Certain Relationships and Related-Party Transactions” and “Director Independence” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information from our definitive proxy statement for our 2013 annual meeting of stockholders under the caption “Relationship with Independent Auditors” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this report or incorporated herein by reference.

1.	Financial Statements. See the following beginning at page F-1:
Page
	Management’s Report on Internal Control over Financial Reporting	F-1
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2012 and 2011	F-4
Consolidated Statements of Operations for the Years Ended
	December 31, 2012, 2011, and 2010	F-6
Consolidated Statements of Comprehensive Loss for the Years Ended
	December 31, 2012, 2011, and 2010	F-7
Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2012, 2011, and 2010	F-8
Consolidated Statement of Stockholders’ Equity (Deficit) for the Years
	Ended December 31, 2012, 2011, and 2010	F-9
	Notes to the Consolidated Financial Statements	F-10

2.	Supplemental Schedules. The supplemental schedules have been omitted because they are not applicable or the required information is otherwise included in the accompanying consolidated financial statements and the notes thereto.

3.	Exhibits. The following exhibits are included as part of this report:

Exhibit Number*	Title of Document	Location

Item 1	Underwriting Agreement
1.01	At-The-Market Issuance Sales Agreement with McNicoll, Lewis & Vlak, LLC	See Exhibits 10.99 and 10.107

Item 3	Articles of Incorporation and Bylaws
3.01	Restated and Amended Articles of Incorporation	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 2000, filed November 7, 2000.

3.03	Articles of Amendment to the Restated Articles of Incorporation of FX Energy, Inc.	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2005, filed March 14, 2006.

3.04	Amendment to Articles of Incorporation Revising and Restating Designation of Rights, Privileges, and Preferences of Series A Preferred Stock	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed August 8, 2007.

3.05	Bylaws of FX Energy, Inc., as amended May 24, 2010	Incorporated by reference from the current report on Form 8-K filed June 8, 2010.

Exhibit Number*	Title of Document	Location

Item 4	Instruments Defining the Rights of Security Holders
4.01	Specimen Stock Certificate	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2006, filed March 13, 2007.

4.04	Rights Agreement dated as of April 4, 2007, between FX Energy, Inc. and Fidelity Transfer Company	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed August 8, 2007.

4.05	Amendment to Rights Agreement dated as of March 7, 2011	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2010, filed March 7, 2011.

Item 10	Material Contracts
10.26	Frontier Oil Exploration Company 1995 Stock Option and Award Plan**	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004.

10.53
Agreement on Cooperation in Exploration of Hydrocarbons on Foresudetic Monocline dated April 11, 2000, between Polskie Górnictwo Naftowe I Gazownictwo S.A. [POGC-PGNiG] and FX Energy Poland, Sp. z o.o. relating to Fences I project area
Incorporated by reference from the current report on Form 8-K filed May 2, 2000.

10.62
Agreement Regarding Cooperation within the Poznan Area (Fences II) entered into January 8, 2003, by and between Polskie Gornictwo Naftowe i Gazownictwo S.A. [POGC-PGNiG] and FX Energy Poland Sp. z o.o.
Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2002, filed March 27, 2003.

10.63	Settlement Agreement Regarding the Fences I Area entered into January 8, 2003, by and between Polskie Gornictwo Naftowe i Gazownictwo S.A. [POGC-PGNiG] and FX Energy Poland Sp. z o.o.	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2002, filed March 27, 2003.

10.64	Farmout Agreement Entered into by and between FX Energy Poland Sp. z o.o. and CalEnergy Power (Polska) Sp. z o.o. covering the “Fences Area” in the Foresudetic Monocline made as of January 9, 2003	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2002, filed March 27, 2003.

10.74	Greater Zaniemysl Area Agreement made as of March 12, 2004, among FX Energy Poland Sp. z o.o. and CalEnergy Resources Poland Sp. z o.o.	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended March 31, 2004, filed May 11, 2004.

10.75	Form of Indemnification Agreement between FX Energy, Inc. and directors and officers with related schedule**	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2008, filed March 16, 2009.

Exhibit Number*	Title of Document	Location

10.77	Description of compensation arrangement with executive officers and directors**	This filing.

10.78	Form of Employment Agreement with related schedule**	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2006, filed March 13, 2007.

10.79	Change in Control Compensation Agreement with related schedule**	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2006, filed March 13, 2007.

10.81	FX Energy, Inc. 2004 Long-Term Incentive Plan**	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2004, filed March 15, 2005.

10.82	Letter of Engagement, H. Allen Turner, dated February 14, 2007	Incorporated by reference from the current report on Form 8-K filed February 20, 2007.

10.87	Restated FX Energy, Inc. 401(k) Stock Bonus Plan dated January 25, 2007**	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2006, filed March 13, 2007.

10.89
Agreement No. PL/012216736/05-0030/DH/HB for the Sale of Natural Gas between FX Energy Poland Sp. z o.o. and Polskie Górnictwo Naftowe i Gazownictwo S.A. [POGC-PGNiG], dated December 8, 2005 [Zaniemysl]
Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2006, filed March 13, 2007.

10.90	Agreement for the Sale of Wellhead Natural Gas between FX Energy Poland Sp. z o.o. and PL Energia S.A., dated January 26, 2007 [Grabowka]	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2006, filed March 13, 2007.

10.92	Amendment and Reconfirmation of Supplemental Indemnification Agreement between FX Energy, Inc. and Dennis B. Goldstein	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2008, filed March 16, 2009.

10.93	Agreement No. for the Sale of Natural Gas between FX Energy Poland Sp. z o.o. and Polskie Górnictwo Naftowe i Gazownictwo S.A. [POGC-PGNiG], dated June 19, 2009 [Roszkow]	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2009, filed March 17, 2010.

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
Incorporated by reference from the current report on Form 8-K filed August 11, 2010

10.99	At-The-Market Issuance Sales Agreement with McNicoll, Lewis & Vlak, LLC	Incorporated by reference from the current report on Form 8-K filed December 23, 2010.

10.100	Form of Relinquishment Agreement dated August 9, 2011, with schedule of signatories	Incorporated by reference from the current report on Form 8-K filed August 10, 2011.

10.101	FX Energy, Inc., 2011 Incentive Plan	Incorporated by reference from the definitive Proxy Statement on Schedule 14A filed August 8, 2011.

10.102	Participation Agreement among American Eagle Energy Inc., Big Sky Operating LLC, and FX Producing Company, Inc. [Alberta Bakken]	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2011, filed March 12, 2012.

10.103	Cenex Contract Number 3000748 Amendment No. 1 between Cenex Harvest States Cooperatives and FX Drilling Company, Inc.	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2011, filed March 12, 2012.

10.104	Agreement no 10/K/Z/2010 for the Sale of Natural Gas concluded between FX Energy Poland Sp. z o.o. and Polish Oil and Gas S.A. [KSK]	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2011, filed March 12, 2012.

10.105	Joint Operating Agreement between Polskie Górnictwo Naftowe i Gazownictwo S.A. [PGNiG] and FX Energy Poland Sp. z o.o. [Warsaw South]	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2011, filed March 12, 2012.

10.106	Amendment No. 1 to At-The-Market Issuance Sales Agreement with McNicoll, Lewis & Vlak, LLC	Incorporated by reference from the current report on Form 8-K filed August 24, 2012.

10.107	Agreement no 11/K/Z/2012 for the Sale of Natural Gas concluded between FX Energy Poland Sp. z o.o. and Polish Oil and Gas S.A. [Winna Gora]	This filing.

Item 21	Subsidiaries of the Registrant
21.01	Schedule of Subsidiaries	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2007, filed March 10, 2008.

Item 23	Consents of Experts and Counsel
23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	This filing.

23.02	Consent of Hohn Engineering PLLC, Petroleum Engineers	This filing.

23.03	Consent of RPS Energy, Petroleum Engineers	This filing.

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	This filing.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer)	This filing.

Item 99	Additional Exhibits
99.01	Evaluation of Polish Gas Assets of RPS Energy, Petroleum Engineers	This filing.

99.02	Appraisal of Certain Properties of Hohn Engineering PLLC, Petroleum Engineers	This filing.

Item 101	Interactive Data
101	Interactive Data files	This filing.
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

FX ENERGY, INC. (Registrant)

Dated: March 14, 2013	By:	/s/ David N. Pierce
David N. Pierce
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Thomas B. Lovejoy
Dated: March 14, 2013	Thomas B. Lovejoy, Director

/s/ David N. Pierce
Dated: March 14, 2013	David N. Pierce, Director, President,
and Principal Executive Officer

/s/ Dennis B. Goldstein
Dated: March 14, 2013	Dennis B. Goldstein, Director

/s/ Arnold S. Grundvig, Jr.
Dated: March 14, 2013	Arnold S. Grundvig, Jr., Director

/s/ Jerzy B. Maciolek
Dated: March 14, 2013	Jerzy B. Maciolek, Director

/s/ Richard Hardman
Dated: March 14, 2013	Richard Hardman, Director

/s/ H. Allen Turner
Dated: March 14, 2013	H. Allen Turner, Director

/s/ Clay Newton
Dated: March 14, 2013	Clay Newton, Principal Financial and
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

As of the end of the Company’s 2012 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012, was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, as stated in its report appearing on pages F-2 and F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
 of FX Energy, Inc. and its subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of cash flows and of stockholders’ equity present fairly, in all material respects, the financial position of FX Energy, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
March 14, 2013

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2012 and 2011
(in thousands)

	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$33,990	$50,859
Receivables:
Accrued oil and gas sales	3,447	3,446
Joint interest and other receivables	7,733	4,768
Value-added tax receivable	1,136	389
Inventory	199	196
Other current assets	614	542
Total current assets	47,119	60,200

Property and equipment, at cost:
Oil and gas properties (successful-efforts method):
Proved	63,821	49,388
Unproved	2,337	3,482
Other property and equipment	10,717	9,968
Gross property and equipment	76,875	62,838
Less accumulated depreciation, depletion, and amortization	(19,786)	(14,942)
Net property and equipment	57,089	47,896

Other assets:
Certificates of deposit	382	406
Loan fees	1,364	1,722
Total other assets	1,746	2,128

Total assets	$105,954	$110,224

-Continued-

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2012 and 2011
(in thousands, except share data)
-Continued-

	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,532	$9,736
Accrued liabilities	1,192	677
Current portion of long-term debt	7,000	--
Total current liabilities	16,724	10,413

Long-term liabilities:
Notes payable	33,000	40,000
Asset retirement obligation	1,431	1,184
Total long-term liabilities	34,431	41,184

Total liabilities	51,155	51,597

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of
December 31, 2012 and 2011; no shares outstanding	--	--
Common stock, $0.001 par value, 100,000,000 shares authorized as of
December 31, 2012 and 2011; 53,246,620 and 52,787,350 shares issued
and outstanding as of December 31, 2012 and 2011, respectively	53	53
Additional paid-in capital	222,513	219,522
Cumulative translation adjustment	18,027	28,964
Accumulated deficit	(185,794)	(189,912)
Total stockholders’ equity	54,799	58,627

Total liabilities and stockholders’ equity	$105,954	$110,224

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2012, 2011, and 2010
(in thousands, except per share amounts)

	2012	2011	2010
Revenues:
Oil and gas sales	$34,461	$29,807	$22,914
Oilfield services	2,137	5,631	2,099
Total revenues	36,598	35,438	25,013
Operating costs and expenses:
Lease operating expenses	3,631	3,834	3,473
Exploration costs	23,795	16,618	3,038
Impairment of oil and gas properties	2,562	72	564
Loss on sale of assets	49	--	--
Asset retirement obligation gain	--	(52)	(264)
Oilfield services costs	1,610	4,458	1,550
Depreciation, depletion, and amortization (DD&A)	4,239	3,397	2,626
Accretion expense	63	68	92
Stock compensation	2,325	1,744	1,379
General and administrative costs (G&A)	8,369	8,396	7,973
Total operating costs and expenses	46,643	38,535	20,431
Operating income (loss)	(10,045)	(3,097)	4,582

Other income (expense):
Interest expense	(2,485)	(2,167)	(1,936)
Interest and other income	356	188	829
Foreign exchange gain (loss)	16,292	(23,448)	(4,233)
Total other income (expense)	14,163	(25,427)	(5,340)

Net income (loss)	$4,118	$(28,524)	$(758)

Basic and diluted net income (loss) per common share	$0.08	$(0.57)	$(0.02)

Basic and diluted weighted average number
of shares outstanding	52,274	50,262	43,387

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2012, 2011, and 2010
(in thousands)

	2012	2011	2010
Net income (loss)	$4,118	$(28,524)	$(758)

Other comprehensive income (loss)
Foreign currency translation adjustment	(10,937)	14,951	3,275

Comprehensive income (loss)	$(6,819)	$(13,573)	$2,517

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2012, 2011, and 2010
(in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$4,118	$(28,524)	$(758)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation, depletion and amortization	4,239	3,397	2,626
Impairment of oil and gas properties	6,979	72	564
Accretion expense	63	68	92
Loss on property dispositions	49	44	--
Stock compensation	2,325	1,744	1,379
Foreign exchange (gains) losses	(16,289)	23,397	4,238
Common stock issued for services (G&A)	666	777	636
Asset retirement obligation revisions	408	(52)	(264)
Loan fee amortization	504	554	971
Increase (decrease) from changes in working capital items:
Receivables	(2,905)	(5,241)	(1,809)
Inventory	(2)	(3)	(10)
Other current assets	(50)	(253)	101
Other assets	25	--	(143)
Accounts payable and accrued liabilities	(1,320)	3,950	(289)
Asset retirement obligations settled	(43)	(50)	(85)
Net cash provided by (used in) operating activities	(1,233)	(120)	7,249

Cash flows from investing activities:
Additions to oil and gas properties	(15,836)	(17,300)	(6,475)
Additions to other property and equipment	(735)	(1,221)	(1,339)
Proceeds from sale of assets	221	35	--
Net cash used in investing activities	(16,350)	(18,486)	(7,814)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	--	45,041	8,403
Proceeds from notes payable, net of deferred loan fees	--	40,000	32,532
Payments of notes payable	--	(35,000)	(25,000)
Proceeds from exercise of stock options and warrants	--	801	157
Net cash provided by financing activities	--	50,842	16,092

Effect of exchange rate changes on cash	714	(1,117)	(12)

Net increase (decrease) in cash	(16,869)	31,119	15,515
Cash and cash equivalents at beginning of year	50,859	19,740	4,225

Cash and cash equivalents at end of year	$33,990	$50,859	$19,740

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
For the years ended December 31, 2012, 2011, and 2010
(in thousands)

		Common Stock			Accumulated		Total
			$0.001	Additional	Other		Stockholders’
	Preferred	Shares	Par	Paid-in	Comprehensive	Accumulated	Equity
	Stock	Issued	Value	Capital	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2009	--	43,038	$43	$160,594	$10,738	$(160,630)	$10,745
Issuance of common stock	--	1,500	1	8,402	--	--	8,403
Common stock issued for services and other	--	594	1	635	--	--	636
Exercise of stock options and warrants	--	153	--	157	--	--	157
Stock compensation	--	--	--	1,379	--	--	1,379
Other comprehensive income	--	--	--	--	3,275	--	3,275
Net loss for year	--	--	--	--	--	(758)	(758)
Balance as of December 31, 2010	--	45,285	45	171,167	14,013	(161,388)	23,837
Issuance of common stock	--	6,900	7	45,034	--	--	45,041
Common stock issued for services and other	--	440	1	776	--	--	777
Exercise of stock options and warrants	--	162	--	801	--	--	801
Stock compensation	--	--	--	1,744	--	--	1,744
Other comprehensive income	--	--	--	--	14,951	--	14,951
Net loss for year	--	--	--	--	--	(28,524)	(28,524)
Balance as of December 31, 2011	--	52,787	53	219,522	28,964	(189,912)	58,627
Common stock issued for services and other	--	460	--	666	--	--	666
Stock compensation	--	--	--	2,325	--	--	2,325
Other comprehensive income	--	--	--	--	(10,937)	--	(10,937)
Net income for year	--	--	--	--	--	4,118	4,118
Balance as of December 31, 2012	--	53,247	$53	$222,513	$18,027	$(185,794)	$54,799

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Note 1:  Summary of Significant Accounting Policies

Organization

FX Energy, Inc., a Nevada corporation, together with its subsidiaries (collectively referred to hereinafter as “us,” “we,” “our,” or “the Company”), is an independent oil and gas exploration and production company with principal production, reserves, and exploration in Poland and oil production, oilfield service, and exploration activities in the United States.  In Poland, we have projects involving the exploration and exploitation of oil and gas prospects in partnership with Polskie Górnictwo Naftowe i Gazownictwo (“PGNiG”), the Polish national oil and gas company, other industry partners, and for our own account.  In the United States, we explore for and produce oil from fields in Montana and Nevada, and we have an oilfield services company in northern Montana that performs contract drilling and well-servicing operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and its undivided interests in Poland.  All significant intercompany accounts and transactions have been eliminated in consolidation.  At December 31, 2012, we owned 100% of the voting common stock or other equity securities of our subsidiaries.

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

Concentration of Credit Risk

The majority of our receivables are within the oil and gas industry, primarily from the purchasers of our oil and gas and fees generated from oilfield services and our industry partners.  Substantially all of our Polish receivables are with PGNiG or one of its affiliates, and substantially all of our domestic receivables are with Cenex, a regional refiner and marketer.  The receivables are not collateralized.  To date, we have experienced minimal bad debts and have no allowance for doubtful accounts at December 31, 2012 and 2011.  The majority of our cash and cash equivalents are held by four financial institutions in Utah, Montana, and Poland.

Derivative Instruments

Accounting standards require derivative instruments to be recognized as either assets or liabilities in the balance sheet at fair value.  The accounting for changes in the fair value of derivative instruments depends on their intended use and resulting hedge designation.  For derivative instruments designated as hedges, the changes in fair value are recorded in the balance sheet as a component of accumulated other comprehensive income.  Changes in the fair value of derivative instruments not designated as hedges are recorded in the consolidated statements of operations, generally as a component of interest and other income (expense).  At December 31, 2012 and 2011, we had no derivative instruments.

Inventory

Inventory consists primarily of tubular goods and production-related equipment and is valued at the lower of average cost or market.

Oil and Gas Properties

We follow the successful-efforts method of accounting for our oil and gas operations.  Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether an individual well has found proved reserves.  If it is determined that an exploratory well has not found proved reserves, if the determination that proved reserves have been found cannot be made within one year, or if we are not making sufficient progress assessing the reserves and the economic and operating viability of the project, the costs of the well are expensed.  The costs of development wells are capitalized whether productive or nonproductive.  Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred.  An impairment charge is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are not considered to be realizable.  Depreciation, depletion, and amortization (“DD&A”) of capitalized costs of proved oil and gas properties is provided on a field-by-field basis using the units-of-production method.  The computation of DD&A takes into consideration the anticipated proceeds from equipment salvage.  An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a field-by-field basis.  The impairment loss recognized equals the excess of net capitalized costs over the related fair value determined on a property-by-property basis.  Gains and losses are recognized on sales of entire interests in proved and unproved properties.  Sales of partial interests are generally treated as a recovery of costs and any resulting gain or loss is recorded as other income.

During 2012, we recorded impairments of oil and gas properties of $2.6 million.  We relinquished certain concessions in Poland, impairing the remaining capitalized costs of $787,000.  In Montana, we determined that our Alberta Bakken-related wells and leases were not prospective for hydrocarbon potential.  We impaired the remaining capitalized costs of $1.8 million.  The $7.0 million of impairment of oil and gas properties on the statements of cash flow includes both the $2.6 million of impairment recognized, as well as $4.4 million of exploration costs capitalized in 2011 related to the Kutno-1 dry hole, which were recognized in the third quarter of 2012.  During 2011, we relinquished certain concessions in Poland.  We impaired the remaining capitalized costs of $72,000.  During 2010, production ceased at our Kleka well in western Poland.  We impaired the remaining capitalized costs of the well of $564,000.

During 2010, we recorded a gain of approximately $772,000 attributable to the sale of tubing associated with our Grundy-1 well, which was drilled and abandoned during 2008.  The gain is included in interest and other income.

The following table reflects the net changes in capitalized exploratory well costs, which are capitalized pending the determination of proved reserves, during 2012, 2011, and 2010:

	December 31,
	2012	2011	2010
		(In thousands)
Beginning balance at January 1	$9,965	$3,614	$--
Additions to capitalized exploratory well costs
pending the determination of proved reserves	6,984	9,965	3,614
Reclassifications to wells, facilities and equipment
based on the determination of proved reserves	--	(3,614)	--
Capitalized exploratory well costs charged to expense	(5,789)	--	--
Ending balance at December 31	$11,160	$9,965	$3,614

The 2012 additions include costs associated with our Mieczewo, Tuchola, Plawce, and Frankowo-1 wells in Poland.  The Mieczewo and Tuchola wells were drilling at year-end 2012.  The Plawce well was drilled in 2011 and is scheduled to be fracture stimulated during the first half of 2013.  The Frankowo well is currently being evaluated for future potential.  The exploratory wells costs charged to expense during 2012 include costs at our Kutno-2 well in Poland along with costs associated with all Alberta Bakken test wells drilled in Montana.  The 2011 activity includes costs associated with the Plawce-1 and Kutno-2 wells in Poland and our first three Alberta Bakken tests in Montana.  All five wells were either in progress or being evaluated or tested at the end of the year.  The 2010 activity includes costs associated with the Lisewo-1 well, which was drilling at year-end 2010 and was determined to be a commercial well with proved reserves in 2011.

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

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation, is summarized as follows:

			Estimated
	December 31,		Useful Life
	2012	2011	(in years)
	(In thousands)
Other property and equipment:
Drilling rigs	$8,872	$8,201	6
Other vehicles	412	408	5
Building	139	137	40
Office equipment and furniture	1,294	1,222	3 to 6
Total cost	10,717	9,968
Accumulated depreciation	(8,147)	(6,997)
Net other property and equipment	$2,570	$2,971

Supplemental Disclosure of Cash Flow Information

Noncash investing and financing transactions not reflected in the consolidated statements of cash flows include the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Noncash investing transactions:
Additions to properties included in current liabilities	$3,374	$3,409	$2,930
Cash paid for interest:
Cash paid during the year for interest	1,983	1,596	801

Cash paid for interest in 2012, 2011, and 2010 (in thousands) includes $454, $858, and $149, respectively, in commitment and other fees on our expanded credit facility.

Revenue Recognition

Revenues associated with oil and gas sales are recorded when title passes, which is upon delivery to the pipeline or other purchaser, and are net of royalties and value added taxes.  Oilfield service revenues are recognized when the related service is performed.

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

We did not have any unrecognized tax benefits at December 31, 2012.  We are subject to audit in the United States by the Internal Revenue Service and various states for the prior three years and in Poland by Polish tax authorities for the prior five years.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.  Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  No tax-related interest expense was recognized during the year ended December 31, 2012.

Subsequent Events

We have evaluated subsequent events after the balance sheet date of December 31, 2012, through the time of filing with the Securities and Exchange Commission.

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

In May 2011, the FASB issued amended standards to achieve common fair value measurements and disclosures between generally accepted accounting principles in the United States of America (GAAP) and International Financial Reporting Standards.  The standards include amendments that clarify the intent behind the application of existing fair value measurements and disclosures and other amendments that change principles or requirements for fair value measurements or disclosures.  The amended standards are to be applied prospectively for interim and annual periods beginning after December 15, 2011.  We adopted these standards on January 1, 2012.

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

Foreign Operations

The functional currency of our Polish subsidiary is the Polish zloty.  The functional currency for the Polish subsidiary affects the amounts reported for Polish assets, liabilities, revenues, and expenses from those that would be reported if we used the U.S. dollar as the functional currency.  The differences depend on changes in period-average and period-end exchange rates.  Translation adjustments result from the process of translating the Polish subsidiary’s financial statements into the U.S. dollar reporting currency.  Translation adjustments are not included in determining net income but are reported separately and accumulated in other comprehensive income.  The accounting basis of the assets and liabilities of FX Energy Poland, our wholly owned subsidiary, is adjusted to reflect the difference between the exchange rate when the asset or liability was first recorded and the exchange rate on the date of the change.  We record a cumulative translation adjustment (“CTA”) on our balance sheet to reflect those basis differences.  At December 31, 2012 and 2011, the CTA balance was $18.0 million and $29.0 million, respectively.  Because of the fluctuation in exchange rates between reporting periods and changes in certain account balances, the CTA will change from period to period.

During 2012, we recorded foreign currency transaction gains of approximately $16.3 million attributable to decreases in the amount of Polish zlotys necessary for FX Energy Poland to satisfy outstanding intercompany dollar-denominated loans and unpaid interest to FX Energy, Inc., as well as dollar-denominated notes payable held by FX Energy Poland.  There was a corresponding debit to other comprehensive income for the gains attributable to the dollar-denominated loans, notes payable, and unpaid interest, which was then offset by translation adjustments of approximately $5.4 million related to our other balance sheet accounts as discussed above.  The total amount of outstanding intercompany loans and accrued interest at December 31, 2012, was approximately $106 million and $53 million, respectively.

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

The following table provides a summary of changes in CTA (in thousands) for the years ended December 31, 2012 and 2011:

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Beginning balance	$28,964	$14,013
Increase (decrease) related to losses (gains)
on dollar-denominated loans and notes payable	(16,289)	23,442
Increase (decrease) related to translation adjustments	5,352	(8,491)
Ending balance	$18,027	$28,964

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions or if different assumptions had been used.  We evaluate our estimates and assumptions on a regular basis.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates and assumptions used in preparation of our financial statements.  The most significant estimates with regard to these financial statements relate to the provision for income taxes, including uncertain tax positions, stock-based compensation, future development and abandonment costs, estimates to certain oil and gas revenues and expenses, and estimates of proved oil and natural gas reserve quantities used to calculate depletion, depreciation, and impairment of proved oil and natural gas properties and equipment.

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

Outstanding options, warrants, and unvested restricted stock as of December 31, 2012, 2011, and 2010, were as follows:

	Options, Warrants, and
	Unvested Restricted Stock	Price Range
Balance sheet date:
December 31, 2012	1,930,398	$0.00 - $5.06
December 31, 2011	1,356,041	$0.00 - $10.65
December 31, 2010	1,578,730	$0.00 - $10.65

The above options, warrants, and unvested restricted stock were not included in the computation of diluted earnings per share for the years presented because the effect would have been antidilutive.

Note 2:  Asset Retirement Obligation

We account for future site restoration costs by recording a liability for the fair value of asset retirement obligations when incurred, which is typically at the time the assets are placed in service.  Amounts recorded for the related assets are increased by the amount of these obligations.  Over time, the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the useful lives of the related assets.  We use an expected cash flow approach to estimate our asset retirement obligations.  We recorded accretion expense of $63,000, $68,000, and $92,000 in 2012, 2011, and 2010, respectively.  At December 31, 2012, there were no assets legally restricted for purposes of settling asset retirement obligations.

Following is a reconciliation of the yearly changes in the asset retirement obligation at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Asset retirement obligations:
Beginning balance	$1,184	$1,204
Current year additions	--	218
Current year revisions	408	(189)
Liabilities settled	(43)	(9)
Changes in classification from long-term to short-term	(267)	--
Foreign exchange adjustments	86	(108)
Accretion expense	63	68
Ending balance	$1,431	$1,184

When the present value of a future asset retirement obligation changes due to the increase or decrease of the estimated plugging costs of that asset, we adjust the related asset retirement cost.  During 2012, the economic lives of our United States oil wells were decreased, as lower oil prices resulted in less economic barrels.  This change, along with an increase in the estimated amount of future plugging costs, resulted in an increase in the net present value of the retirement obligations, which in turn resulted in losses associated with those obligations, as the related asset retirement costs had been previously written off.  During 2011, the economic lives of our United States oil wells were increased, as higher oil prices resulted in more economic barrels.  This change resulted in a decrease in the net present value of the retirement obligations, which in turn resulted in gains associated with those obligations.

Note 3:  Other Assets

As of December 31, 2012 and 2011, we had reclamation bonds with federal and state agencies with face amounts of $614,000 and $638,000, respectively, which were collateralized by certificates of deposit totaling $381,500 and $406,500.

Note 4:  Accrued Liabilities

Our accrued liabilities as of December 31, 2012 and 2011 were comprised of the following:

	December 31,
	2012	2011
	(In thousands)
Accrued liabilities:
Credit facility commitment fees	$51	$47
Compensation-related costs	755	462
Interest expense	103	100
Accrued dry hole costs	269	--
Oilfield equipment installment note	14	68
Total	$1,192	$677

Note 5:  Notes Payable

On August 5, 2010, we refinanced and expanded our existing credit facility by executing a new agreement with The Royal Bank of Scotland, ING Bank N.V., and KBC Bank NV.  The expanded credit facility calls for a borrowing base of $55 million, a periodic interest rate of LIBOR plus an interest margin of 4.0%, and has a term of five years, with semi-annual borrowing base reductions of $11 million each beginning on June 30, 2013.  The expanded credit facility is an interest-only facility until June 2013.  Unamortized deferred financing costs of approximately $577,000 associated with our prior credit facility were charged to interest expense during 2010.  Payment of the expanded credit facility is secured by our assets in Poland and guaranteed by us.  As of December 31, 2012, the total amount drawn under the expanded credit facility was $40 million.  The year-end 2012 interest rate was 4.2% per annum.

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

The following table provides a summary of changes in notes payable (in thousands):

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Beginning balance	$ 40,000	$ 35,000
Payments of notes payable	--	(35,000)
Proceeds from borrowing	--	40,000
Ending balance	$ 40,000	$ 40,000

At December 31, 2012, the aggregate amounts of our contractually obligated principal payment commitments associated with our notes payable for the next five years are as follows:

	Total	2013	2014	2015	2016	2017
	(In thousands)
Credit facility principal	$40,000	$ 7,000	$22,000	$11,000	$ --	$ --

The borrowing base is redetermined twice a year, based on reserve volumes and values estimated by independent engineers as of the last day of the prior year.  Our last redetermination was completed in December 2012, with no change in the borrowing base amount.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  We had no Level 3 assets as of December 31, 2012 or 2011.

Recurring Fair Value

The following tables set forth the financial assets that we measured at fair value on a recurring basis by level within the fair value hierarchy.  We classify assets measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.

Assets measured at fair value on a recurring basis consisted of the following as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	Level 1(1)	Level 2(2)	Level 3(3)
Cash equivalents:
Money market funds	$1,127	$1,127	--	--

	December 31,
	2011	Level 1(1)	Level 2(2)	Level 3(3)
Cash equivalents:
Money market funds	$2,799	$2,799	--	--
_______________
(1)	Quoted prices in active markets for identical assets.
(2)	Significant other observable inputs.
(3)	Significant unobservable inputs.

Note 8:  Income Taxes

We recognized no income tax benefit from the losses generated during 2012, 2011, and 2010.  The components of the net deferred tax asset as of December 31, 2012 and 2011, are as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax liability:
Property and equipment basis differences	$(1,374)	$(1,383)
Deferred tax asset:
Net operating loss carryforwards:
United States	33,118	31,524
Poland	1,015	1,832
Oil and gas properties	5,009	2,765
Accrued interest expense	10,117	8,220
Foreign exchange translation losses	4,865	7,299
Options issued for services	423	(2)
Asset retirement obligation	389	291
Valuation allowance	(53,562)	(50,546)
Total	$--	$--

The change in the valuation allowance during 2012, 2011, and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Valuation allowance:
Balance, beginning of year	$(50,546)	$(47,979)	$(52,809)
Change in property and equipment basis differences	(2,253)	443	2,405
Decrease (increase) due to foreign exchange translation loss	2,434	(3,512)	(1,112)
Change in accrued interest expense	(1,897)	(1,142)	(586)
Decrease (increase) due to net operating loss	(777)	1,205	3,246
Other	(523)	439	877
Total	$(53,562)	$(50,546)	$(47,979)

Accounting standards require that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Our ability to realize the benefit of our deferred tax asset will depend on the generation of future taxable income through profitable operations through expansion of our oil and gas producing activities.  The risks associated with that growth requirement are considerable, resulting in our conclusion that a full valuation allowance be provided at December 31, 2012, 2011, and 2010.  Due to the full valuation allowance, our effective income tax rate for all three years was zero percent.  The statutory rate was increased by permanent differences relating to changes associated with stock options and that tax treatment of interest income and reduced by adjustments for net operating losses expiring, exchange rate differences, and changes to deferred taxes related to temporary differences.

United States NOL

At December 31, 2012, we had net operating loss (“NOL”) carryforwards in the United States of approximately $88,787,000 available to offset future taxable income.  The carryforwards began to expire in 2013 and will fully expire in 2032.  The utilization of the NOL carryforwards against future taxable income in the United States may become subject to an annual limitation if there is a change in ownership.  The NOL carryforwards in the United States include $27,507,000 relating to tax deductions resulting from the exercise of stock options.  The tax benefit from adjusting the valuation allowance related to this portion of the NOL carryforward will be credited to additional paid-in capital.

Polish NOL

As of December 31, 2012, we had NOL carryforwards in Poland totaling approximately $5,343,000.  The NOLs will be fully expired in 2013.  The normal carryforward period in Poland is five years.  However, in any given year, no more than 50% of the NOL carryforward may be applied against Polish income in succeeding years.

The following table lists the years of expiration for our net operating losses:

	United States	Poland
	(In thousands)
Year of NOL expiration:
2013	$6,145	$5,343
2014	2,938	--
2015	2,717	--
2016	2,243	--
2017 and thereafter	74,744	--

The domestic and foreign components of our net income (loss) are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Domestic	$(9,963)	$(6,602)	$(4,433)
Foreign	14,081	(21,922)	3,675
Total	$4,118	$(28,524)	$(758)

Note 9:  Stockholders’ Equity

During 2011, we sold 6,900,000 shares of common stock in a registered public offering at a price of $7.00 per share, resulting in net proceeds, after offering costs, of $45,041,000.  Option holders exercised options with cash to purchase 96,799 shares of common stock in 2011, which resulted in proceeds of approximately $801,000.  Option holders exercised options to purchase an additional 485,000 shares of common stock at a price of $8.37 per share by surrendering currently owned shares to pay the exercise price.  As a result of this exercise, we issued 65,571 incremental shares.

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

We issued 138,748, 106,301, and 216,977 shares in 2012, 2011, and 2010, respectively, as contributions to our employee benefit plan.  In addition, we issued 0, 9,500, and 6,000 shares in 2012, 2011, and 2010, respectively, to consultants for services.

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

The following table summarizes information regarding our stock option and award plans as of December 31, 2012:

		Weighted	Number
	Number	Average	of Options
	of Shares	Exercise Price	Available
	Authorized	of Outstanding	for Future
	Under Plan	Options	Issuance
Equity compensation plans approved by stockholders:
2011 Long Term Incentive Plan	4,447,962	$4.65	2,535,016
Total	4,447,962	$4.65	2,535,016

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

Stock Options

The following table summarizes option activity for 2012, 2011, and 2010:

	2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding:
Beginning of year	668,129	$5.31	832,332	$8.42	1,470,441	$6.47
Granted	642,170	4.25	636,509	5.06	--	--
Exercised	--	--	(581,799)	8.35	(638,109)	3.92
Cancelled	--	--	(3,380)	5.06	--	--
Expired	(35,000)	9.89	(215,533)	8.37	--	--
End of year	1,275,299	$4.65	668,129	$5.31	832,332	$8.42

Exercisable at year-end	211,063	$5.06	35,000	$9.89	832,332	$8.42

The following table summarizes information about stock options outstanding as of December 31, 2012:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	of Options	Contractual Life	Exercise	of Options	Exercise
Price Range	Outstanding	(in years)	Price	Exercisable	Price
$4.25 - $5.05	642,170	9.88	$4.25	--	$ --
$5.06 - $5.06	633,129	8.72	5.06	211,063	5.06
Total	1,275,299	9.30	$4.65	211,063	$5.06

The aggregate intrinsic value of outstanding stock options at December 31, 2012, was $0.

Restricted Stock

The following table summarizes restricted stock activity during 2012, 2011, and 2010:

	2012	2011	2010
	Number	Number	Number
	of Shares	of Shares	of Shares
Unvested restricted stock outstanding:
Beginning of year	687,912	746,398	739,535
Issued	321,086	318,252	373,500
Forfeited	(564)	(7,100)	(2,382)
Vested	(353,335)	(369,638)	(364,255)
End of year	655,099	687,912	746,398

The aggregate intrinsic value of unvested restricted stock at December 31, 2012, was $2,692,457.  The aggregate intrinsic value represents the total pretax intrinsic value, based on our stock price of $4.11 as of December 31, 2012, which would have been received by the restricted stock award holders had all in-the-money restricted stock awards been vested as of that date.  The weighted average period over which stock compensation expense related to the restricted stock awards will be recognized is 2.08 years.

Stock Compensation Expense

During 2012, we issued 642,170 stock options, resulting in deferred compensation of $1,421,411, which will be amortized ratably over a three-year vesting period.  The options were valued at $2.21 per share using a Black-Scholes valuation model, with assumptions of: (i) expected life of four years; (ii) volatility of 70%; (iii) risk-free interest rate of 0.49%; and (iv) expected dividend yield of 0%.  Expense recognized during 2012 totaled $61,010.

During 2012, we issued 321,086 shares of restricted stock, resulting in deferred compensation of $1,364,616, which will be amortized ratably over a three-year vesting period.  Expense recognized during 2012 totaled $58,573.

During 2011, we issued 636,509 stock options, resulting in deferred compensation of $1,781,036, which will be amortized ratably over a three-year vesting period.  The options were valued at $2.80 per share using a Black-Scholes valuation model, with assumptions of: (i) expected life of four years; (ii) volatility of 75%; (iii) risk-free interest rate of 0.69%; and (iv) expected dividend yield of 0%.  Expense recognized during 2012 and 2011 totaled $590,526 and $173,250, respectively.

During 2011, we issued 318,252 shares of restricted stock, resulting in deferred compensation of $1,610,355, which will be amortized ratably over a three-year vesting period.  Expense recognized during 2012 and 2011 totaled $533,935 and $156,647, respectively.

During 2010, we issued 373,500 shares of restricted stock, resulting in deferred compensation of $2,259,675, which will be amortized ratably over a three-year vesting period.  Expense recognized during 2012, 2011, and 2010 totaled $746,948, $748,548, and $26,899, respectively.

During 2009, we issued 379,500 shares of restricted stock, resulting in deferred compensation of $1,043,625, which is being amortized ratably over a three-year vesting period.  Expense recognized during 2012, 2011, and 2010 totaled $333,888, $345,418, and $347,253, respectively.

During 2008, we issued 367,000 shares of restricted stock, resulting in deferred compensation of $1,005,580, which is being amortized ratably over a three-year vesting period.  Expense recognized for these shares during 2012, 2011, and 2010 totaled $272, $320,404, and $331,330, respectively.

During 2007, we issued 370,925 shares of restricted stock, resulting in deferred compensation of $2,284,991, which is being amortized ratably over a three-year vesting period.  Expense recognized for these shares during 2010 totaled $673,629.

Note 11:  Business Segments

We operate within two business segments of the oil and gas industry: exploration and production (“E&P”) and oilfield services.  Revenues associated with our E&P activities are comprised of oil and gas sales from our producing properties in Poland and oil sales from our producing properties in the United States.  During the last three years, essentially all sales of oil and gas in Poland were made to PGNiG or its affiliated companies.  Over 95% of our oil sales in the United States were to Cenex during 2012, 2011, and 2010.  Gas sales in Poland are pursuant to long-term sales contracts that obligate the buyer to purchase all gas produced.  Individual oil sales are negotiated with PGNiG-affiliated entities and are not subject to sales contracts.  We believe the purchasers of our oil production in the United States could be replaced, if necessary, without a loss in revenue.

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

DD&A directly associated with a particular business segment is disclosed within that business segment.  We do not allocate current assets, corporate DD&A, general and administrative costs, amortization of deferred compensation, interest income, interest expense, other income, or other expense to our operating business segments for management and business segment reporting purposes.  All material intercompany transactions between our business segments are eliminated for management and business segment reporting purposes.

Information on our operations by business segment for 2012, 2011, and 2010 is summarized as follows:

	2012
	(In thousands)
			Oilfield	Total
	Exploration & Production		Services
	U.S.	Poland
Operations summary:
Revenues	$4,117	$30,344	$2,137	$36,598
Lease operating expense	(2,403)	(1,228)	--	(3,631)
Oilfield services costs	--	--	(1,610)	(1,610)
Exploration expense	(475)	(23,320)	--	(23,795)
Impairment expense	(1,775)	(787)	--	(2,562)
Accretion expense	(39)	(24)	--	(63)
Loss on asset sale	(49)	--	--	(49)
Asset retirement obligation gain	--	--	--	--
DD&A expense	(146)	(2,954)	(1,109)	(4,209)
Operating income (loss)	$(770)	$2,031	$(582)	$679
Identifiable net property and equipment:
Unproved properties	$24	$2,313	$--	$2,337
Proved properties	2,330	49,852	--	52,182
Equipment and other	--	10	2,510	2,520
Total	$2,354	$52,175	$2,510	$57,039
Net Capital Expenditures:
Property and equipment	$967	$23,402	$693	$25,062
Total	$967	$23,402	$693	$25,062

	2011
	(In thousands)
			Oilfield	Total
	Exploration & Production		Services
	U.S.	Poland
Operations summary:
Revenues	$4,687	$25,120	$5,631	$35,438
Lease operating expense	(2,846)	(988)	--	(3,834)
Oilfield services costs	--	--	(4,458)	(4,458)
Exploration expense	(74)	(16,544)	--	(16,618)
Impairment expense	--	(72)	--	(72)
Accretion expense	(44)	(24)	--	(68)
Asset retirement obligation gain	52	--	--	52
DD&A expense	(107)	(2,242)	(984)	(3,333)
Operating income (loss)	$1,668	$5,250	$189	$7,107
Identifiable net property and equipment:
Unproved properties	$628	$2,854	$--	$3,482
Proved properties	2,952	38,490	--	41,442
Equipment and other	--	19	2,926	2,945
Total	$3,580	$41,363	$2,926	$47,869
Net Capital Expenditures:
Property and equipment	$2,539	$13,613	$1,195	$17,347
Total	$2,539	$13,613	$1,195	$17,347

	2010
	(In thousands)
			Oilfield	Total
	Exploration & Production		Services
	U.S.	Poland
Operations summary:
Revenues	$4,184	$18,730	$2,099	$25,013
Lease operating expense	(2,449)	(1,024)	--	(3,473)
Oilfield services costs	--	--	(1,550)	(1,550)
Exploration expense	(30)	(3,008)	--	(3,038)
Impairment expense	--	(564)	--	(564)
Accretion expense	(70)	(22)	--	(92)
Asset retirement obligation gain	264	--	--	264
DD&A expense	(81)	(1,723)	(743)	(2,547)
Operating income (loss)	$1,818	$12,389	$(194)	$14,013
Identifiable net property and equipment:
Unproved properties	$24	$3,296	$--	$3,320
Proved properties	1,124	31,116	--	32,240
Equipment and other	--	20	2,746	2,766
Total	$1,148	$34,432	$2,746	$38,326
Net Capital Expenditures:
Property and equipment	$513	$8,584	$1,334	$10,431
Total	$513	$8,584	$1,334	$10,431

A reconciliation of the segment information to the consolidated totals for 2012, 2011, and 2010 follows:

	2012	2011	2010
	(In thousands)
Revenues:
Reportable segments	$36,598	$35,438	$25,013
Non-reportable segments	--	--	--
Total revenues	$36,598	$35,438	$25,013
Net loss:
Operating income (loss), reportable segments	$679	$7,107	$14,013
Expense or (revenue) adjustments:
Corporate DD&A expense	(30)	(64)	(79)
General and administrative costs (G&A)	(8,369)	(8,396)	(7,973)
Stock compensation (G&A)	(2,325)	(1,744)	(1,379)
Total net operating income (loss)	(10,045)	(3,097)	4,582
Non-operating income:
Interest income (net of interest expense) and other income	(2,129)	(1,979)	(1,107)
Foreign exchange gain (loss)	16,292	(23,448)	(4,233)
Net loss	$4,118	$(28,524)	$(758)
Net property and equipment:
Reportable segments	$57,039	$47,869	$38,326
Corporate assets	50	27	48
Net property and equipment	$57,089	$47,896	$38,374
Property and equipment capital expenditures:
Reportable segments	$25,062	$17,347	$10,431
Corporate assets	42	25	3
Total property and equipment capital expenditures	$25,104	$17,372	$10,434

Note 12:  Quarterly Financial Data (Unaudited)

Summary quarterly information for 2012 and 2011 is as follows:

	Quarter Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share amounts)
2012:
Revenues	$9,886	$9,552	$8,578	$8,582
Net operating income (loss)	(4,206)	(7,987)	1,425	723
Net income (loss)	(436)	1,989	(12,115)	14,680
Basic and diluted net income (loss) per common share	$(0.01)	$0.04	$(0.23)	$0.28
2011:
Revenues	$8,989	$10,120	$9,182	$7,147
Net operating income (loss)	(1,957)	(860)	(567)	287
Net income (loss)	(10,079)	(27,526)	2,547	6,534
Basic and diluted net income (loss) per common share	$(0.23)	$(0.53)	$0.05	$0.14

FX ENERGY, INC., AND SUBSIDIARIES
Supplemental Information

Disclosure about Oil and Gas Properties and Producing Activities (Unaudited)

Capitalized Oil and Gas Property Costs

Capitalized costs relating to oil and gas exploration and production activities as of December 31, 2012 and 2011, are summarized as follows:

	United States	Poland	Total
		(In thousands)
December 31, 2012:
Proved properties	$5,981	$57,840	$63,821
Unproved properties	24	2,312	2,336
Total gross properties	6,005	60,152	66,157
Less accumulated depreciation, depletion and amortization	(3,650)	(7,988)	(11,638)
	$2,355	$52,164	$54,519
December 31, 2011:
Proved properties	$6,456	$42,932	$49,388
Unproved properties	628	2,854	3,482
Total gross properties	7,084	45,786	52,870
Less accumulated depreciation, depletion and amortization	(3,504)	(4,442)	(7,946)
	$3,580	$41,344	$44,924

Results of Operations

Results of operations are reflected in Note 12, Business Segments.  There is no tax provision because we are not likely to pay, and have not received any benefit from, any federal or local income taxes due to our operating losses.  Total production costs (in thousands) for 2012, 2011, and 2010 were $3,631, $3,834, and $3,473, respectively.

Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration, and development activities during 2012, 2011, and 2010, whether capitalized or expensed, are summarized as follows:

	United States	Poland	Total
		(In thousands)
Year ended December 31, 2012:
Acquisition of unproved properties	$134	$1	$135
Exploration costs	405	31,976	32,381
Development costs	903	2,300	3,203
Total	$1,442	$34,277	$35,719
Year ended December 31, 2011:
Acquisition of unproved properties	$604	$65	$669
Exploration costs	1,406	26,844	28,250
Development costs	558	3,059	3,617
Total	$2,568	$29,968	$32,536

	United States	Poland	Total
		(In thousands)
Year ended December 31, 2010:
Acquisition of unproved properties	$3	$44	$47
Exploration costs	30	6,622	6,652
Development costs	509	4,937	5,446
Total	$542	$11,603	$12,145

FX ENERGY, INC. AND SUBSIDIARIES
Supplemental Information
--continued--

Impairment of Oil and Gas Properties

We recorded impairment charges in our E&P segment related to oil and gas properties as follows (in thousands):

	2012	2011	2010
Impairment of properties	$2,562	$72	$564

Exploratory Dry Hole Costs

Total dry hole costs (in thousands) of $12,711 in 2012 were related to the Kutno-2 well drilled in Poland and one Alberta Bakken well drilled in Montana.  Dry hole costs of $1,328 in 2011 were principally related to the Machnatka-1 well drilled in Poland.  There were no dry holes drilled in 2010.

Summary Oil and Gas Reserve Data (Unaudited)

The following disclosures about our crude oil and natural gas reserves and exploration and production activities are in accordance with GAAP for disclosures about oil and gas producing activities and Securities and Exchange Commission rules for oil and gas reporting disclosures.

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

FX ENERGY, INC. AND SUBSIDIARIES
Supplemental Information
--continued--

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

Proved Developed Reserves:

The following unaudited summary of proved developed reserve quantity information represents estimates only and should not be construed as exact:

	Crude Oil		Natural Gas
	United States	Poland	United States	Poland
	(In thousand barrels of oil)		(In million cubic feet)
December 31, 2012	594	--	--	23,759
December 31, 2011	639	--	--	31,987
December 31, 2010	639	--	--	31,683

Total Proved Reserves:

The following unaudited summary of proved reserve quantity information represents estimates only and should not be construed as exact:

	Crude Oil		Natural Gas
	United States	Poland	United States	Poland
	(In thousand barrels of oil)		(In million cubic feet)
December 31, 2012:
Beginning of year	639	--	--	49,636
Extensions or discoveries(1)	--	--	--	2,313
Revisions of previous estimates(2)	9	--	--	(3,371)
Production	(54)	--	--	(4,457)
End of year	594	--	--	44,121
December 31, 2011:
Beginning of year	639	--	--	39,959
Extensions or discoveries(3)	--	--	--	12,245
Revisions of previous estimates(4)	56	--	--	1,492
Production	(56)	--	--	(4,060)
End of year	639	--	--	49,636
December 31, 2010:
Beginning of year	463	--	--	47,668
Revisions of previous estimates(5)	237	--	--	(4,236)
Production	(61)	--	--	(3,473)
End of year	639	--	--	39,959
_______________

(1)	Volume increase in Poland attributable to new Komorze-3K well drilled during 2012.
(2)
Upward oil revisions in the United States attributable to lower average operating costs during 2012 compared to 2011 operating costs.  Downward gas revisions in Poland due to the reduction of proved reserves calculated at the Zaniemysl and KSK wells based on new pressure data.

(3)	Volume increase in Poland attributable to new Lisewo-1 well drilled during 2011.
(4)
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

FX ENERGY, INC. AND SUBSIDIARIES
Supplemental Information
--continued--

Standardized Measure of Discounted Future Net Cash Flows (“SMOG”) and Changes Therein Relating to Proved Oil Reserves

Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below.  We believe such information is essential for a proper understanding and assessment of the data presented.  The assumptions used to compute the proved reserve valuation do not necessarily reflect our expectations of actual revenues to be derived from those reserves or their present worth.  Assigning monetary values to the reserve quantity estimation process does not reduce the subjective and ever-changing nature of such reserve estimates.  Additional subjectivity occurs when determining present values because the rate of producing the reserves must be estimated.  In addition to errors inherent in predicting the future, variations from the expected production rates also could result directly or indirectly from factors outside our control, such as unintentional delays in development, environmental concerns, and changes in prices or regulatory controls.  The reserve valuation assumes that all reserves will be disposed of by production.  However, if reserves are sold in place, additional economic considerations also could affect the amount of cash eventually realized.  Future development and production costs are computed by estimating expenditures to be incurred in developing and producing the proved oil reserves at the end of the period, based on period-end costs and assuming continuation of existing economic conditions.  A discount rate of 10% per year was used to reflect the timing of the future net cash flows.  The future net cash flows for our Polish reserves are based on gas sales contracts we have with PGNiG.  The average prices used to calculate year-end reserve values were $6.60 and $6.44 per Mcf and $78.14 and $84.61 per barrel for 2012 and 2011, respectively.

The components of SMOG are detailed below:

	United States	Poland	Total
		(In thousands)
December 31, 2012:
Future cash flows	$46,449	$291,160	$337,609
Future production costs	(28,171)	(21,020)	(49,191)
Future development costs	--	(25,620)	(25,620)
Future income tax expense	--	(30,570)	(30,570)
Future net cash flows	18,278	213,950	232,228
10% annual discount for estimated timing of cash flows	(7,848)	(66,777)	(74,625)
Discounted net future cash flows	$10,430	$147,173	$157,603
December 31, 2011:
Future cash flows	$54,036	$319,840	$373,876
Future production costs	(32,396)	(22,020)	(54,416)
Future development costs	--	(17,240)	(17,240)
Future income tax expense	--	(40,868)	(40,868)
Future net cash flows	21,640	239,712	261,352
10% annual discount for estimated timing of cash flows	(9,377)	(82,408)	(91,785)
Discounted net future cash flows	$12,263	$157,304	$169,567
December 31, 2010:
Future cash flows	$43,553	$226,310	$269,863
Future production costs	(26,762)	(15,130)	(41,892)
Future development costs	--	(12,580)	(12,580)
Future income tax expense	--	(28,134)	(28,134)
Future net cash flows	16,791	170,466	187,257
10% annual discount for estimated timing of cash flows	(7,122)	(52,798)	(59,920)
Discounted net future cash flows	$9,669	$117,668	$127,337

FX ENERGY, INC. AND SUBSIDIARIES
Supplemental Information
--continued--

The principal sources of changes in SMOG are detailed below:

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
SMOG sources:
Balance, beginning of year	$169,567	$127,337	$145,823
Sale of oil and gas produced, net of production costs	(30,830)	(25,973)	(19,442)
Net changes in prices and production costs	4,385	20,809	200
Acquisition of minerals in place	--	--	--
Extensions and discoveries, net of future costs	4,570	38,210	--
Changes in estimated future development costs	(7,358)	(4,951)	728
Previously estimated development costs incurred during the year	2,277	3,059	4,670
Revisions in previous quantity estimates	(13,508)	6,060	(13,839)
Accretion of discount	16,957	12,734	14,582
Net change in income taxes	5,769	(7,384)	3,944
Changes in rates of production and other	5,774	(334)	(9,329)
Balance, end of year	$157,603	$169,567	$127,337