Form 10-Q
period 2013-03-31
FX ENERGY INC
filed 2013-05-09
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of $0.001 par value common stock outstanding as of May 3, 2013, was 53,415,522.

FX ENERGY, INC., AND SUBSIDIARIES
Form 10-Q for the Three Months Ended March 31, 2013

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

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31,	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$32,492	$33,990
Receivables:
Accrued oil and gas sales	4,084	3,447
Joint interest and other receivables	687	7,733
VAT receivable	1,401	1,136
Inventory	200	199
Other current assets	614	614
Total current assets	39,478	47,119

Property and equipment, at cost:
Oil and gas properties (successful efforts method):
Proved	66,131	63,821
Unproved	2,237	2,337
Other property and equipment	11,072	10,717
Gross property and equipment	79,440	76,875
Less accumulated depreciation, depletion, and amortization	(20,670)	(19,786)
Net property and equipment	58,770	57,089

Other assets:
Certificates of deposit	382	382
Loan fees	1,173	1,364
Total other assets	1,555	1,746

Total assets	$99,803	$105,954

-Continued-

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)
-Continued-

	March 31,	December 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,265	$8,532
Accrued liabilities	407	1,192
Current portion of long-term debt	7,000	7,000
Total current liabilities	14,672	16,724

Long-term liabilities:
Notes payable	33,000	33,000
Asset retirement obligation	1,516	1,431
Total long-term liabilities	34,516	34,431

Total liabilities	49,188	51,155

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2013, and December 31, 2012; no shares
Outstanding	--
Common stock, $0.001 par value, 100,000,000 shares authorized		--
as of March 31, 2013, and December 31, 2012; 53,415,522
and 53,246,620 shares issued and outstanding as of
March 31, 2013, and December 31, 2012, respectively	53	53
Additional paid-in capital	223,896	222,513
Cumulative translation adjustment	23,903	18,027
Accumulated deficit	(197,237)	(185,794)
Total stockholders’ equity	50,615	54,799

Total liabilities and stockholders’ equity	$99,803	$105,954

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2013	2012
Revenues:
Oil and gas sales	$9,446	$7,923
Oilfield services	42	659
Total revenues	9,488	8,582
Operating costs and expenses:
Lease operating expenses	876	872
Exploration costs	6,371	2,964
Oilfield services costs	132	639
Depreciation, depletion, and amortization	1,316	926
Accretion expense	22	16
Stock compensation	689	551
General and administrative costs	1,824	1,891
Total operating costs and expenses	11,230	7,859
Operating income (loss)	(1,742)	723

Other income (expense):
Interest expense	(628)	(619)
Interest and other income	52	84
Foreign exchange gain (loss)	(9,125)	14,492
Total other income (expense)	(9,701)	13,957

Net income (loss)	$(11,443)	$14,680

Basic and diluted net income (loss) per common share	$(0.22)	$0.28

Basic weighted average number of shares
outstanding	52,704	52,221

Diluted weighted average number of shares
outstanding	52,704	52,291

Other comprehensive income (loss):
Foreign currency translation adjustment	5,876	(9,567)
Comprehensive income (loss)	$(5,567)	$5,113

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(11,443)	$14,680
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	1,316	926
Accretion expense	22	16
Property impairment	207	--
Amortization of bank fees	130	127
Stock compensation	689	551
Foreign exchange (gains) losses	9,110	(14,484)
Common stock issued for services	694	666
Increase (decrease) from changes in working capital items:
Receivables	5,765	2,711
Inventory	(1)	4
Other current assets	(14)	(90)
Accounts payable and accrued liabilities	(1,977)	(455)
Net cash provided by operating activities	4,498	4,652

Cash flows from investing activities:
Additions to oil and gas properties	(5,329)	(5,083)
Additions to other property and equipment	(192)	(178)
Net cash used in investing activities	(5,521)	(5,261)

Cash flows from financing activities:
Net cash provided by financing activities	--	--

Effect of exchange rate changes on cash	(475)	861

Net increase (decrease) in cash	(1,498)	252
Cash and cash equivalents at beginning of year	33,990	50,859

Cash and cash equivalents at end of period	$32,492	$51,111

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

We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with GAAP.  Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

We evaluated subsequent events through the date of our financial statement issuance.  No events were identified that had a material impact on the financial statements.

Note 2:  Net Income per Share

Basic earnings per share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding.  We recorded a net loss for the three months ended March 31, 2013, so there are no diluted earnings per share calculated for that period.  Diluted earnings per share was computed for the three months ended March 31, 2012, by dividing the net income by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options and unvested restricted stock.  Options to purchase 20,000 shares of common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2012, because the exercise prices of these stock options were greater than the average share price of our common stock and, therefore, the effect would have been antidilutive.  Basic and diluted earnings per share were essentially the same for both periods presented.

Outstanding options and unvested restricted stock as of March 31, 2013 and 2012, were as follows:

	Options and
	Unvested Restricted Stock	Price Range
Balance sheet date:
March 31, 2013	1,930,398	$0.00 - $5.06
March 31, 2012	1,341,041	$0.00 - $9.32

Note 3:  Income Taxes

No income tax expense was recognized for the three-month period ended March 31, 2012, due to the reversal of valuation allowances that offset income tax expense for the period.  We are required to provide a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Our ability to realize the benefit of deferred tax assets will depend on the generation of future taxable income through profitable operations and the expansion of exploration and development activities.  The market and capital risks associated with achieving the above requirement are considerable, resulting in our conclusion that a full valuation allowance be provided.  We are subject to audit by the IRS and various states for the prior three years.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months, nor has there been a change in our unrecognized tax positions since December 31, 2012.  Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense related to unrecognized tax benefits was recognized during the three months ended March 31, 2013.

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

Reportable business segment information for the three months ended March 31, 2013, and as of March 31, 2013, is as follows (in thousands):

	Reportable Segments
	Exploration &		Oilfield
	Production		Services	Nonsegmented	Total
	U.S.	Poland
Three months ended March 31, 2013:
Revenues	$ 900	$ 8,546	$ 42	$ --	$ 9,488
Net income (loss)(1)	299	808	(328)	(12,222)	(11,443)
As of March 31, 2013:
Identifiable net property and equipment(2)	2,485	53,777	2,464	44	58,770
_______________

(1)
Nonsegmented reconciling items for the first quarter include $1,824 of G&A, $689 of noncash stock compensation expense, $52 of other income, $628 of interest expense, $9,125 of foreign exchange losses, and $8 of corporate DD&A.

(2)	Identifiable net property and equipment not associated with a segment consists of $44 of corporate office equipment, hardware, and software.

Reportable business segment information for the three months ended March 31, 2012, and as of March 31, 2012, is as follows (in thousands):

	Reportable Segments
	Exploration &		Oilfield
	Production		Services	Nonsegmented	Total
	U.S.	Poland
Three months ended March 31, 2012:
Revenues	$ 1,152	$ 6,771	$ 659	$ --	$ 8,582
Net income (loss)(1)	521	2,917	(266)	11,508	14,680
As of March 31, 2012:
Identifiable net property and equipment(2)	3,767	47,684	2,802	38	54,291
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

The following table summarizes option activity for the first quarter of 2013:

		Weighted	Weighted Average
	Number of	Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Life (in years)	Intrinsic Value
Options outstanding:
Beginning of year	1,275,299	$ 4.65
Expired	--	--
End of period	1,275,299	4.65	9.05
Exercisable at end of period	211,063	5.06	8.47	$0

The following table summarizes option activity for the first quarter of 2012:

		Weighted	Weighted Average
	Number of	Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Life (in years)	Intrinsic Value
Options outstanding:
Beginning of year	668,129	$ 5.31
Expired	(15,000)	10.65
End of period	653,129	5.19	9.18
Exercisable at end of period	20,000	9.32	.17	$0

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our stock price of $3.36 as of March 31, 2013, and $5.44 as of March 31, 2012, which would have been received by stock option holders had all vested in-the-money stock options been exercised as of those dates.

Stock Compensation

During 2012, we issued 642,170 stock options, resulting in deferred compensation of $1,421,411, which will be amortized ratably over a three-year vesting period.  Expense recognized during the first quarter of 2013 totaled $116,722.  There were no stock options issued during the first three months of 2013.

During 2012, we issued 321,086 shares of restricted stock, resulting in deferred compensation of $1,364,616, which will be amortized ratably over a three-year vesting period.  Expense recognized during the first quarter of 2013 totaled $112,058.  There were no shares of restricted stock issued during the first three months of 2013.

During 2011, we issued 636,509 stock options, resulting in deferred compensation of $1,781,036, which is being amortized ratably over a three-year vesting period.  Expense recognized during the first quarter of 2013 and 2012 totaled $145,344 and $146,959, respectively.

During 2011, we issued 318,252 shares of restricted stock, resulting in deferred compensation of $1,610,355, which is being amortized ratably over a three-year vesting period.  Expense recognized during the first quarter of 2013 and 2012 totaled $131,415 and $132,875, respectively.

During 2010, we issued 373,500 shares of restricted stock, resulting in deferred compensation of $2,259,675, which is being amortized ratably over a three-year vesting period.  Expense recognized during the first quarter of 2013 and 2012 totaled $183,154 and $185,440, respectively.

During 2009, we issued 379,500 shares of restricted stock, resulting in unamortized compensation expense of $1,043,625, which is being amortized ratably over a three-year vesting period.  Expense recognized during the first quarter of 2012 totaled $85,497.

The following table summarizes restricted stock activity during the first three months of 2013 and 2012:

	Number of Shares
	2013	2012
Unvested restricted stock outstanding:
Beginning of year	655,099	687,912
Issued	--	--
Forfeited	--	--
Vested	--	--
End of period	655,099	687,912

Note 6:  Stockholders’ Equity

During the first three months of 2013, we issued 162,402 shares of common stock for the 2012 contribution to our employee benefit plan.  During the first three months of 2012, we issued 138,748 shares of common stock for the 2011 contribution to our employee benefit plan.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of March 31, 2013, nor did we have any assets or liabilities measured at fair value on a nonrecurring basis to report in the first quarter of 2013.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following as of March 31, 2013 (in thousands):

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Money market funds	$ 1,177	$1,177	--	--

Assets and liabilities measured at fair value on a recurring basis consisted of the following as of March 31, 2012 (in thousands):

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Money market funds	$ 2,349	$2,349	--	--

Note 8:  Notes Payable

On August 5, 2010, we refinanced and expanded our existing credit facility by executing a new agreement with The Royal Bank of Scotland, ING Bank N.V., and KBC Bank NV.  The expanded credit facility calls for a borrowing base of $55 million, a periodic interest rate of LIBOR plus an interest margin of 4.0%, and has a term of five years, with semiannual borrowing base reductions of $11 million each beginning on June 30, 2013.  The expanded credit facility is an interest-only facility until June 2013.  Loan fees of approximately $130,000 associated with our existing credit facility were amortized and charged to interest expense during the first quarter of 2013.  Payment of the expanded credit facility is secured by our assets in Poland and guaranteed by us.  As of March 31, 2013, the total amount drawn under the expanded credit facility was $40 million.  The interest rate at March 31, 2013, was 4.2% per annum.

In consideration for the expanded credit facility, we paid various arrangement, structuring, legal, and other fees totaling approximately $2.5 million.  These fees, which were paid by increasing the amount of debt drawn under the expanded credit facility, have been capitalized as loan fees and are being amortized over the five-year term of the loan, beginning in the third quarter of 2010.  An annual unused commitment fee of one-half of the applicable interest margin is charged quarterly based on the average daily unused portion of the expanded credit facility.  There are no financial covenants associated with the expanded credit facility.  Our notes payable is stated at book value, which approximated its fair value at March 31, 2013.  Estimated fair values for notes payable have been determined based on borrowing rates currently available to us for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the Financial Accounting Standard Board’s fair value hierarchy.

Note 9:  Capitalized Exploratory Well Costs

We had $4.5 million and $5.2 million of capitalized costs related to our Plawce-2 and Tuchola-3K wells, respectively, which were in progress at March 31, 2013.

Note 10:  Foreign Currency Translation and Risk

During the first quarter of 2013, we recorded foreign currency transaction losses of approximately $9.1 million.  This amount was attributable to increases in the amount of Polish zlotys necessary for FX Energy Poland to satisfy outstanding intercompany and other dollar-denominated loans and unpaid interest.  There was a corresponding credit to other comprehensive income for the gain attributable to the intercompany loans, which was then offset by translation adjustments related to our other balance sheet accounts.

The following table provides a summary of changes in cumulative translation adjustment (in thousands):

For the Three Months
Ended March 31, 2013
Balance at December 31, 2012	$ 18,027
Increase related to losses on intercompany loans	9,110
Decrease related to translation adjustments	(3,234)
Balance at March 31, 2013	$ 23,903

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

Results of Operations by Business Segment

Quarter Ended March 31, 2013, Compared to the Same Period of 2012

Exploration and Production Segment

Gas Revenues.  Revenues from gas sales were approximately $8.5 million during the first quarter of 2013, compared to $6.8 million during the same quarter of 2012.  Increased production and higher prices accounted for the increase in 2013 first quarter natural gas revenues.

A summary of the amount and percentage change, as compared to the respective prior-year period, for gas revenues, average gas prices, and gas production volumes for the quarters ended March 31, 2013 and 2012, is set forth in the following table:

	For the Quarter Ended March 31,
	2013	2012	Change
Gas revenues	$8,546,000	$6,771,000	+26%
Average price (per thousand cubic feet)	$7.18	$6.03	+19%
Production volumes (thousand cubic feet)	1,190,000	1,123,000	+6%

Daily gas production increased to 13.2 million cubic feet of natural gas per day, or MMcfd, in the first quarter of 2013, compared to 12.5 MMcfd in the first quarter of 2012, an increase of 6%.  Production from our Kromolice-1, Sroda-4, and Kromolice-2, or KSK, wells increased by 256,000 thousand cubic feet of natural gas, or Mcf, over 2012 first quarter levels, as first quarter 2012 production at KSK was constrained due to a pipeline bottleneck issue.  In addition, new production at our Winna Gora well combined with the KSK increase to offset production declines at our Zaniemysl well.

Our higher production was augmented by higher prices during the 2013 quarter.  Three factors contributed to the increase in average prices.  First, the Polish low-methane tariff, which serves as the reference price for our gas sales agreements, was 13.1% higher during the first quarter of 2013.  Second, period-to-period weakness in the U.S. dollar against the Polish zloty increased our U.S. dollar-denominated gas prices.  The average exchange rate during the first quarter of 2013 was 3.15 zlotys per U.S. dollar.  The average exchange rate during the first quarter of 2012 was 3.23 zlotys per U.S. dollar, a change of approximately 2%.  Lastly, production declines at Zaniemysl were replaced by production gains at both KSK and Winna Gora, where our average price per Mcf is approximately 20% higher than at Zaniemysl.

Oil Revenues.  First quarter 2013 oil revenues declined by 22% from first quarter of 2012 oil revenues.  Production levels were down 13% from quarter to quarter, due to normal production declines,  while oil prices were down 10% from quarter to quarter.  Our average oil price during the first quarter of 2013 was $76.46 per barrel, compared to $84.97 per barrel received during the same quarter of 2012.

A summary of the amount and percentage change, as compared to the respective prior-year period, for oil revenues, average oil prices, and oil production volumes for the quarters ended March 31, 2013 and 2012, is set forth in the following table:

	For the Quarter Ended March 31,
	2013	2012	Change
Oil revenues	$900,000	$1,152,000	-22%
Average price (per barrel)	$76.46	$84.97	-10%
Production volumes (barrels)	11,800	13,600	-13%

Lease Operating Costs.  Lease operating costs were essentially unchanged from the first quarter of 2012 to 2013.  Poland operating costs increased approximately 10% from quarter to quarter, with the bulk of the increase attributable to new production at Winna Gora.  Conversely, operating costs and production taxes in the U.S. declined by approximately 5% from 2012 to 2013.  The net effect of these changes was an increase in total operating costs of $4,000 from quarter to quarter.

Exploration Costs.  Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes.  Exploration costs were $6.4 million during the first quarter of 2013, compared to $3.0 million during the same period of 2012.  First quarter 2013 exploration costs included approximately $3.2 million in dry hole costs associated with our Mieczewo well in Poland, $2.5 million associated with three-dimensional, or 3-D, seismic projects at our Fences concession, and the remainder associated with two-dimensional, or 2-D, seismic and other costs at other existing Polish concessions.  First quarter 2012 exploration costs included approximately $400,000 associated with 3-D seismic survey in our Fences concession, $2.1 million associated with 2-D seismic projects at our other existing Polish concessions, and approximately $460,000 in dry-hole costs associated with a Bakken test well in Montana.

DD&A Expense - Exploration and Production.  DD&A expense for producing properties was $1.1 million for the first quarter of 2013, an increase of 69%, compared to $632,000 during the same period of 2012.  Higher DD&A expense in 2013 was due in part to increased depreciation expense at our KSK and Winna Gora wells, reflecting higher and new production in 2013.

Accretion Expense.  Accretion expense was $22,000 and $16,000 for the first quarter of 2013 and 2012, respectively.  Accretion expense is related entirely to our asset retirement obligation associated with expected future plugging and abandonment costs.

Oilfield Services Segment

Oilfield Services Revenues.  Oilfield services revenues were $42,000 during the first quarter of 2013, compared to $659,000 for the first quarter of 2012.  During the first quarter of 2013, we performed only minimal well service work for third parties.  All of the 2012 revenues were associated with drilling at our joint venture Bakken project in Montana.  Revenues for this project were recorded net of any intercompany profit.  We drilled no wells for third parties during the 2012 quarter.  Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

Oilfield Services Costs.  Oilfield services costs were $132,000 during the first quarter of 2013, compared to $639,000 during the same period of 2012.  The quarter-to-quarter decrease was primarily due to decreased drilling activities associated with our joint venture Bakken project in Montana.  Oilfield services costs will also continue to fluctuate period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

DD&A Expense – Oilfield Services.  DD&A expense for oilfield services was $239,000 during the first quarter of 2013, compared to $287,000 during the same period of 2012.  DD&A decreased from quarter to quarter as certain assets became fully depreciated.

Nonsegmented Information

G&A Costs.  G&A costs were $1.8 million during the first quarter of 2013, compared to $1.9 million during the first quarter of 2012, a decrease of $67,000.  Decreased costs in 2013 were due primarily to lower consulting and travel costs.

Stock Compensation (G&A).  For the three-month periods ended March 31, 2013 and 2012, we recognized $689,000 and $551,000, respectively, of stock compensation expense related to the amortization of unexercised options and restricted stock.

Interest and Other Income (Expense).  Interest and other income was $52,000 during the first quarter of 2013, a decrease of $32,000, compared to $84,000 during the same period of 2012.  The decrease was a reflection of lower cash balances available for investment and lower interest rates.  During the first quarter of 2013, we incurred $628,000 in interest expense, which included $130,000 of amortization of previously incurred loan fees.  During the first quarter of 2012, we incurred $619,000 in interest expense, which included $127,000 of amortization of previously incurred loan fees.

Foreign Exchange Gains and Losses.  As discussed in note 10 to the financial statements, during the first quarter of 2013, we recorded foreign currency transaction losses of approximately $9.1 million, principally attributable to increases in the amount of Polish zlotys necessary to satisfy outstanding intercompany and other dollar-denominated loans.  We recorded foreign exchange gains of $14.5 million during the same quarter of 2012, which were also principally related to our intercompany loans.  Exchange-rate fluctuation from year-end 2012 to March 31, 2013, of 2% was less than the exchange-rate fluctuation from year-end 2011 to March 31, 2012, of 9%.  The decrease in volatility resulted in a lower foreign exchange impact in 2013 compared to 2012.

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

2013 Liquidity and Capital

Working Capital (current assets less current liabilities).  Our working capital was $24.8 million as of March 31, 2013, down $5.6 million from December 31, 2012.  Our current assets at March 31, 2013, included approximately $4.1 million in accrued oil and gas sales from both the United States and Poland.  Our current liabilities at quarter-end included approximately $6.7 million in costs related to capital and exploration projects in Poland.  Our total outstanding long-term debt at quarter-end, including the current portion, was $40 million.

Operating Activities.  Net cash provided by operating activities was $4.5 million during the first three months of 2013, down 3% from the $4.7 million during the first three months of 2012.  Higher exploration expenses, along with changes in accounts payable at March 31, 2013, offset higher revenues and reductions in receivables in the first quarter of the year.

Investing Activities.  During the first three months of 2013, we used cash of $5.5 million in investing activities.  We used $5.3 million for capital additions in Poland and $192,000 for capital additions in our office and drilling equipment.  During the first three months of 2012, we used cash of $5.3 million in investing activities.  We used $5.1 million for capital additions in Poland and $178,000 for capital additions in our office and drilling equipment.

Financing Activities.  There were no financing transactions during the first quarter of 2013 or 2012.

Our Capital Resources and Future Expenditures

Our anticipated sources of liquidity and capital for 2013 include our working capital of $24.8 million at March 31, 2013, available credit under our expanded credit facility, and cash available from future operations.

In August 2010, we refinanced our existing credit facility by executing an expanded credit facility with The Royal Bank of Scotland Plc, ING Bank N.V., and KBC Bank NV.  The expanded credit facility calls for a periodic interest rate of LIBOR plus 4.0% and has a term of five years, with semiannual borrowing base reductions of $11 million each beginning on June 30, 2013.  As of March 31, 2013, we had $40 million outstanding under the facility and $15 million of available credit.  At the time of this report, we are in the process of extending and expanding our credit facility.  If we do not complete the new credit facility, our borrowing base will be reduced to $44 million on June 30, 2013, and we will be required to make a $7.0 million principal payment under the terms of our existing facility on December 31, 2013.  The new facility is expected to have terms similar to our existing facility and is expected to be finalized prior to the scheduled borrowing base reduction on June 30, 2013.

We currently have increased cash from our operating activities to help fund our exploration and development activities in 2013.  We expect that our 2013 production will be higher than our 2012 production with the addition of production at our Winna Gora-1, Lisewo-1, and Komorze-3K wells, as well as full production from our KSK wells.  Production began at Winna Gora-1 in late January of 2013.  Production is expected to begin at Lisewo-1 and at Komorze-3K during the second half of 2013.  We currently expect to receive 86% of the published low-methane tariff, adjusted for energy content, for each of the three new wells.  The amount of revenue from this increased production will depend on applicable gas sales prices and prevailing currency exchange rates.

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

At March 31, 2013, we were in the process of drilling the Tuchola-3 well, having incurred a total cost of $3.8 million through the end of the quarter, with the total cost expected to be approximately $8 million.  We have agreed with the Polish Oil and Gas Company, or PGNiG, to conduct a fracture stimulation test at the Plawce-2 well, which began during April of 2013.  We were also in the process of building a pipeline and production facilities at our Lisewo and Komorze wells.  We had no other firm commitments for future capital and exploration costs at March 31, 2013.

We expect our primary use of cash for 2013 will be for our exploration and development activities in Poland.  Our board of directors has approved projects whose cost is expected to range from $60 million to $70 million for production facilities for existing discoveries, exploration and development wells, and 2-D and 3-D seismic data acquisition and analysis, including those items noted above.  All of the approved projects may not be completed during 2013, but we do expect to start work on all of them in the next 12 months.

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

We may continue to incur operating losses in future periods, and we continue to fund substantial exploration and development in Poland.  We have a history of operating losses.  From our inception in January 1989 through March 31, 2013, we have incurred cumulative net losses of approximately $197 million.  Despite our recent and expected future increases in production and revenues, our exploration and production activities may continue to result in net losses in future years, depending on the success of our drilling activities in Poland and the United States and whether we generate sufficient revenues to cover related operating expenses.

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

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements contained in our annual report on Form 10-K for the year ended December 31, 2012.  We believe the application of these accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable, and timely information about our earnings results, financial condition, and cash flows.

The preparation of financial statements in accordance with GAAP requires our management to make judgments, estimates, and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements.  Our management reviews these estimates and assumptions, which are based on historical experience, changes in business conditions, and other relevant factors that it believes to be reasonable under the circumstances.  In any given reporting period, actual results could differ from the estimates and assumptions used in preparing our financial statements.

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

Substantially all of our gas in Poland is sold to PGNiG or its subsidiaries under contracts that extend for the life of each field.  Prices are determined contractually and, in the case of our Roszkow, Zaniemysl, KSK, and Winna Gora wells, are tied to published tariffs.  The tariffs are set from time to time by the public utility regulator in Poland.  Although we are not directly subject to such tariffs, we have elected to link our price to these tariffs in our contracts with PGNiG.  We expect that the prices we receive in the short term for gas we produce will be lower than would be the case in an unregulated setting and may be lower than prevailing western European prices.  We believe it is more likely than not that, over time, the end user gas price in Poland will converge with the average price in Europe.

We currently do not engage in any hedging activities to protect ourselves against market risks associated with oil and gas price fluctuations, although we may elect to do so in the future.

Foreign Currency Risk

We enter into various agreements in Poland denominated in the Polish zloty.  The Polish zloty is subject to exchange-rate fluctuations that are beyond our control.  Our policy is to reduce currency risk by, under ordinary circumstances, transferring dollars to zlotys, or fixing the exchange rate for future transfers of dollars to zlotys, on or about the occasion of making any significant commitment payable in Polish currency, taking into consideration the future timing and amounts of committed costs and the estimated timing and amounts of zloty-based revenues.  We do not use derivative financial instruments for trading or speculative purposes.  We have used forward-purchase contracts to buy zlotys at specified exchange rates.  The fair value of these contracts is estimated based on period-end quoted market prices, and the resulting asset and expense is recognized in our consolidated financial statements.  As of March 31, 2013, we had no outstanding zloty forward-purchase contracts.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2012, are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or operating results.

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

FX ENERGY, INC.
(Registrant)

Date: May 9, 2013	By:	/s/ David N. Pierce
David N. Pierce, President, Chief Executive Officer

Date: May 9, 2013	By:	/s/ Clay Newton
Clay Newton, Principal Financial Officer