Form 10-Q
period 2013-06-30
FX ENERGY INC
filed 2013-08-08
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of $0.001 par value common stock outstanding as of August 2, 2013, was 53,412,433.

FX ENERGY, INC. AND SUBSIDIARIES
Form 10-Q for the Three Months Ended June 30, 2013

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

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FX ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands)

	June 30,	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$24,126	$33,990
Receivables:
Accrued oil and gas sales	3,236	3,447
Joint interest and other receivables	1,039	7,733
VAT receivable	1,356	1,136
Inventory	200	199
Other current assets	517	614
Total current assets	30,474	47,119

Property and equipment, at cost:
Oil and gas properties (successful efforts method):
Proved	64,016	63,821
Unproved	1,716	2,337
Other property and equipment	11,340	10,717
Gross property and equipment	77,072	76,875
Less accumulated depreciation, depletion and amortization	(20,343)	(19,786)
Net property and equipment	56,729	57,089

Other assets:
Certificates of deposit	406	382
Loan fees	1,082	1,364
Total other assets	1,488	1,746

Total assets	$88,691	$105,954

-Continued-

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)
-Continued-

	June 30,	December 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,541	$8,532
Accrued liabilities	559	1,192
Current portion of long-term debt	7,000	7,000
Total current liabilities	11,100	16,724

Long-term liabilities:
Notes payable	33,000	33,000
Asset retirement obligation	1,523	1,431
Total long-term liabilities	34,523	34,431

Total liabilities	45,623	51,155

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of June 30, 2013, and December 31, 2012; no shares
outstanding	--	--
Common stock, $0.001 par value, 100,000,000 shares authorized as of June 30, 2013, and December 31, 2012; 53,412,433
and 53,246,620 shares issued and outstanding as of
June 30, 2013, and December 31, 2012, respectively	53	53
Additional paid-in capital	224,589	222,513
Cumulative translation adjustment	26,292	18,027
Accumulated deficit	(207,866)	(185,794)
Total stockholders’ equity	43,068	54,799

Total liabilities and stockholders’ equity	$88,691	$105,954

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenues:
Oil and gas sales	$8,183	$7,885	$17,629	$15,807
Oilfield services	20	693	62	1,353
Total revenues	8,203	8,578	17,691	17,160

Operating costs and expenses:
Lease operating expenses	843	870	1,718	1,741
Exploration costs	4,034	1,987	10,198	4,951
Property impairments	5,426	--	5,633	--
Loss sale of assets	--	49	--	49
Oilfield services costs	116	455	248	1,094
Depreciation, depletion and amortization	1,121	863	2,437	1,790
Accretion expense	22	15	45	31
Stock compensation	693	551	1,382	1,102
General and administrative	2,780	2,363	4,604	4,254
Total operating costs and expenses	15,035	7,153	26,265	15,012

Operating income (loss)	(6,832)	1,425	(8,574)	2,148

Other income (expense):
Interest expense	(626)	(640)	(1,254)	(1,259)
Interest and other income	256	87	308	171
Foreign exchange gain (loss)	(3,427)	(12,987)	(12,552)	1,505
Total other income (expense)	(3,797)	(13,540)	(13,498)	417

Net income (loss)	(10,629)	(12,115)	(22,072)	2,565

Other comprehensive income (loss)
Foreign currency translation adjustment	2,389	8,212	8,265	(1,356)
Comprehensive income (loss)	$(8,240)	$(3,903)	$(13,807)	$1,209

Net income (loss) per common share
Basic	$(0.20)	$(0.23)	$(0.42)	$0.05
Diluted	$(0.20)	$(0.23)	$(0.42)	$0.05
Weighted average common shares outstanding
Basic	52,757	52,238	52,731	52,230
Dilutive effect of stock options	-	-	-	209
Diluted	52,757	52,238	52,731	52,439

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$(22,072)	$2,565
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	2,437	1,790
Accretion expense	45	31
Amortization of loan fees	258	250
Stock compensation	1,382	1,102
Property impairments	5,633
Loss on sale of assets	--	49
Unrealized foreign exchange losses (gains)	12,519	(1,509)
Common stock issued for services	694	666
Increase (decrease) from changes in working capital items:
Receivables	6,226	3,068
Inventory	(1)	1
Other current assets	52	15
Accounts payable and accrued liabilities	(2,929)	(3,534)
Net cash provided by operating activities	4,244	4,494

Cash flows from investing activities:
Additions to oil and gas properties	(13,067)	(9,326)
Additions to other property and equipment	(484)	(303)
Proceeds from sale of assets	--	222
Net cash used in investing activities	(13,551)	(9,407)

Cash flows from financing activities:
Payment of loan fees	(53)	--
Net cash used in financing activities	(53)	--

Effect of exchange-rate changes on cash	(504)	(32)

Net decrease in cash	(9,864)	(4,945)
Cash and cash equivalents at beginning of year	33,990	50,859

Cash and cash equivalents at end of period	$24,126	$45,914

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

We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with GAAP.  Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, and our Form 10-Q for the quarter ended March 31, 2013.

Note 2:  Net Income (Loss) per Share

Basic earnings per share is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding.  Diluted earnings per share was computed for the six-month period ended June 30, 2012, by dividing the net income by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options.  Basic and diluted earnings per share were essentially the same for each of these periods.  As we had a net loss in the three-month periods ended June 30, 2013 and 2012, and in the six-month period ended June 30, 2013, no options were included in the computation of diluted earnings per share for those periods because the effect would have been antidilutive.

Outstanding options and unvested restricted stock as of June 30, 2013 and 2012, were as follows:

	Options and Unvested Restricted Stock	Price Range
Balance sheet date:
June 30, 2013	1,921,095	$0.00 - $5.06
June 30, 2012	1,321,041	$0.00 - $5.06

Note 3:  Income Taxes

No income tax expense was recognized for the six-month period ended June 30, 2012, due to the reversal of valuation allowances that offset income tax expense for the period.  We are required to provide a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Our ability to realize the benefit of deferred tax assets will depend on the generation of future taxable income through profitable operations and the expansion of exploration and development activities.  The market and capital risks associated with achieving the above requirement are considerable, resulting in our conclusion that a full valuation allowance be provided.  We are subject to audit by the IRS and various states for the prior three years.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months, nor has there been a change in our unrecognized tax positions since December 31, 2012.  Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized during the six months ended June 30, 2013.

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

Reportable business segment information for the three months ended June 30, 2013, the six months ended June 30, 2013, and as of June 30, 2013, is as follows (in thousands):

	Reportable Segments
	Exploration & Production		Oilfield Services	Non-Segmented	Total
	U.S.	Poland
Three months ended June 30, 2013:
Revenues	$952	$7,231	$20	$--	$8,203
Net income (loss)	317	(3,131)	(334)	(7,481)(1)	(10,629)
Six months ended June 30, 2013:
Revenues	$1,852	$15,777	$62	$--	$17,691
Net income (loss)	617	(2,323)	(662)	(19,704)(1)	(22,072)
As of June 30, 2013:
Identifiable net property and equipment	$2,532	$51,641	$2,518	$38	$56,729
_______________

(1)
Nonsegmented reconciling items for the second quarter include $2,780 of G&A costs, $693 of noncash stock compensation expense, $574 of other expense, $8 of corporate DD&A costs, and $3,426 of foreign exchange losses.  Nonsegmented reconciling items for the first six months include $4,604 of G&A costs, $1,382 of noncash stock compensation expense, $1,151 of other expense, $15 of corporate DD&A costs, and $12,552 of foreign exchange losses.

Reportable business segment information for the three months ended June 30, 2012, the six months ended June 30, 2012, and as of June 30, 2012, is as follows (in thousands):

	Reportable Segments
	Exploration & Production		Oilfield Services	Non-Segmented	Total
	U.S.	Poland
Three months ended June 30, 2012:
Revenues	$971	$6,914	$693	$--	$8,578
Net income (loss)	270	4,112	(36)	(16,461)(1)	(12,115)
Six months ended June 30, 2012:
Revenues	$2,123	$13,684	$1,353	$--	$17,160
Net income (loss)	793	7,028	(302)	(4,954) (1)	2,565
As of June 30, 2012:
Identifiable net property and equipment	$3,577	$47,488	$2,646	$41	$53,752
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

Stock Options

The following table summarizes option activity for the first six months of 2013:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Options outstanding:
Beginning of year	1,275,299	$4.65
Forfeited	(6,214)	4.60
End of period	1,269,085	4.65	8.81
Exercisable at end of period	210,161	5.06	8.22	$0

The following table summarizes option activity for the first six months of 2012:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Options outstanding:
Beginning of year	668,129	$5.31
Expired	(35,000)	9.89
End of period	633,129	5.06	9.22
Exercisable at end of period	--	--	--	$0

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our stock price of $3.21 as of June 30, 2013, and $5.95 as of June 30, 2012, which would have been received by stock option holders had all vested in-the-money stock options been exercised as of those dates.

Restricted Stock

The following table summarizes restricted stock activity during the first six months of 2013 and 2012:

	Number of Shares
	2013	2012
Unvested restricted stock outstanding:
Beginning of year	655,099	687,912
Forfeited	(3,089)	--
End of period	652,010	687,912

Stock Compensation

During 2012, we issued 642,170 stock options, resulting in deferred compensation of $1,421,411, which will be amortized ratably over a three-year vesting period.  Expense recognized during the first six months of 2013 totaled $234,121.  There were no stock options issued during the first six months of 2013.

During 2012, we issued 321,086 shares of restricted stock, resulting in deferred compensation of $1,364,616, which will be amortized ratably over a three-year vesting period.  Expense recognized during the first six months of 2013 totaled $224,767.  There were no shares of restricted stock issued during the first six months of 2013.

During 2011, we issued 636,509 stock options, resulting in deferred compensation of $1,781,036, which is being amortized ratably over a three-year vesting period.  Expense recognized during the first six months of 2013 and 2012 totaled $291,682 and $293,917, respectively.

During 2011, we issued 318,252 shares of restricted stock, resulting in deferred compensation of $1,610,355, which will be amortized ratably over a three-year vesting period.  Expense recognized during the first six months of 2013 and 2012 totaled $263,729 and $265,750, respectively.

During 2010, we issued 373,500 shares of restricted stock, resulting in deferred compensation of $2,259,675, which will be amortized ratably over a three-year vesting period.  Expense recognized during the first six months of 2013 and 2012 totaled $367,698 and $370,881, respectively.

During 2009, we issued 379,500 shares of restricted stock, resulting in unamortized compensation expense of $1,043,625, which will be amortized ratably over a three-year vesting period.  Expense recognized during the first six months of 2013 and 2012 totaled $0 and $170,996, respectively.

Note 6:  Stockholders’ Equity

During the first six months of 2013, we issued 162,402 shares of common stock for the 2012 contribution to our employee benefit plan.  During the first six months of 2012, we issued 138,748 shares of common stock for the 2011 contribution to our employee benefit plan.

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

●	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

●
Level 2: Observable inputs other than those included in Level 1.  For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

●	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of June 30, 2013, nor did we have any assets or liabilities measured at fair value on a nonrecurring basis to report in the first six months of 2013.

Recurring Fair Value

The following table sets forth the financial assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy.  We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.

Assets and liabilities measured at fair value on a recurring basis consisted of the following as of June 30, 2013 (in thousands):

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Money market funds	$1,029	$1,029	--	--

Assets and liabilities measured at fair value on a recurring basis consisted of the following as of June 30, 2012 (in thousands):

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Money market funds	$1,975	$1,975	--	--

Note 8:  Notes Payable

Our 2010 credit facility agreement with The Royal Bank of Scotland, ING Bank N.V., and KBC Bank NV calls for a borrowing base of $55 million, a periodic interest rate of LIBOR, plus an interest margin of 4.0%, and has a term of five years, with semiannual borrowing base reductions of $11 million each beginning on June 30, 2013.  Accordingly, our borrowing base was reduced to $44 million on that date.

In consideration for the credit facility, we paid various arrangement, structuring, legal, and other fees totaling approximately $2.5 million.  These fees have been capitalized as loan fees and are being amortized over the five-year term of the loan.  Loan fees of approximately $257,000 associated with our existing credit facility were amortized and charged to interest expense during the first half of 2013.  An annual unused commitment fee of one-half of the applicable interest margin is charged quarterly based on the average daily unused portion of the expanded credit facility.  As of June 30, 2013, the total amount drawn under the credit facility was $40 million, and the interest rate was 4.2% per annum.

On July 8, 2013, we finalized a new five-year, up to $100 Million Senior Reserve Based Lending Facility with BNP Paribas (Suisse) SA and ING Bank N.V.  The initial commitment of the facility amounts to $65 million.  We can seek additional commitments up to $100 million under certain conditions via an embedded accordion mechanism.  Initial proceeds from the new facility were used to repay our previously existing facility.  Payment of the credit facility is secured by our assets in Poland and guaranteed by us.  Had the new facility closed prior to June 30, 2013, all outstanding debt at that date would have been classified as long-term debt on our balance sheet.

In consideration for the new credit facility, we paid various arrangement, structuring, legal, and other fees totaling approximately $1.8 million.  These fees, along with approximately $400,000 associated with our existing facility, have been capitalized as loan fees and will be amortized over the five-year term of the loan, beginning in the third quarter of 2013.  By virtue of the refinance, we expect to charge approximately $700,000 in unamortized loan fees associated with our existing facility to interest expense during the third quarter of 2013.

The credit facility calls for a periodic interest rate of LIBOR, plus an interest margin of 3.75%, and has a term of five years, with semiannual borrowing base reductions beginning on June 30, 2016.  An annual unused commitment fee of 40% of the applicable interest margin is charged quarterly based on the average daily unused portion of the new credit facility.  There are no financial covenants associated with the new credit facility.

Our notes payable is stated at book value, which approximated its fair value at June 30, 2013.  Estimated fair values for notes payable have been determined based on borrowing rates currently available to us for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the Financial Accounting Standard Board’s fair value hierarchy.

Note 9:  Capitalized Exploratory Well Costs

We had $8.0 million and $4.5 million of capitalized costs related to our Tuchola-3K and Frankowo wells, which were being evaluated for future reserve potential at June 30, 2013.

Note 10:  Foreign Currency Translation and Risk

During the first six months of 2013, we recorded foreign currency transaction losses of approximately $12.6 million.  This amount was attributable to increases in the amount of Polish zlotys necessary for FX Energy Poland to satisfy outstanding intercompany and other dollar-denominated loans and unpaid interest.  There was a corresponding credit to other comprehensive income for gains attributable to the intercompany loans, which was then offset by translation adjustments related to our other balance sheet accounts.

The following table provides a summary of changes in cumulative translation adjustment (in thousands):

For the Six Months
Ended June 30, 2013
Balance at December 31, 2012	$ 18,027
Increase related to losses on intercompany loans	12,519
Decrease related to translation adjustments	(4,254)
Balance at June 30, 2013	$ 26,292

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

Results of Operations by Business Segment

Quarter Ended June 30, 2013, Compared to the Same Period of 2012

Exploration and Production Segment

Gas Revenues.  Revenues from gas sales were $7.2 million during the second quarter of 2013, compared to $6.9 million during the same quarter of 2012.  Higher prices and production in the 2013 quarter led to the increase in natural gas revenues.

A summary of the amount and percentage change, as compared to the respective prior-year period, for gas revenues, average gas prices, and gas production volumes for the quarters ended June 30, 2013 and 2012, is set forth in the following table:

	For the Quarter Ended June 30,
	2013	2012	Change
Gas revenues	$7,231,000	$6,914,000	+5%
Average price (per thousand cubic feet)	$6.97	$6.86	+2%
Production volumes (thousand cubic feet)	1,038,000	1,008,000	+3%

Daily gas production increased to 11.4 million cubic feet of natural gas per day, or MMcfd, in the second quarter of 2013, compared to 11.1 MMcfd in the second quarter of 2012, an increase of 2%.  Production from our Kromolice-1, Sroda-4, and Kromolice-2, or KSK, wells increased by 222,000 thousand cubic feet of natural gas, or Mcf, over 2012 second quarter levels, as second quarter 2012 production at KSK was constrained due to a pipeline bottleneck issue.  In addition, new production at our Winna Gora well combined with the KSK increase to offset production declines at our Zaniemysl-3 well.

Natural gas prices were also slightly higher during the 2013 quarter.  The Polish low-methane tariff, which serves as the reference price for our gas sales agreements, was 3.0% lower during the second quarter of 2013, due to a tariff decrease that became effective for us on January 1, 2013.  However, period-to-period weakness in the U.S. dollar against the Polish zloty increased our U.S. dollar-denominated gas prices.  The average exchange rate during the first quarter of 2013 was 3.21 zlotys per U.S. dollar.  The average exchange rate during the first quarter of 2012 was 3.33 zlotys per U.S. dollar, a change of approximately 4%.  In addition, production declines at Zaniemysl-3 were replaced by production gains at both KSK and Winna Gora, where our average price per Mcf is approximately 20% higher than at Zaniemysl-3.

During the second quarter of 2013, our Roszkow and Winna Gora wells were shut in for two weeks for annual maintenance and pressure testing.

In June of 2013, we signed a new gas sales agreement for our Lisewo-1 well that will become effective for us when we begin production at Lisewo-1, which is expected to be later in the third quarter of 2013.  The terms of the agreement are similar to those covering our KSK wells.

Oil Revenues.  Oil revenues were $952,000 for the second quarter of 2013, a 2% decrease from $971,000 recognized during the second quarter of 2012.  Production levels decreased approximately 8% from 2012 to 2013, due to normal production declines.  Higher oil prices in the second quarter of 2013 partially offset the production decline.  Our average oil price during the second quarter of 2013 was $77.30 per barrel, a 6% increase from $72.64 per barrel received during the same quarter of 2012.

A summary of the amount and percentage change, as compared to the respective prior-year period, for oil revenues, average oil prices, and oil production volumes for the quarters ended June 30, 2013 and 2012, is set forth in the following table:

	For the Quarter Ended June 30,
	2013	2012	Change
Oil revenues	$952,000	$971,000	-2%
Average price (per barrel)	$77.30	$72.64	+6%
Production volumes (barrels)	12,315	13,370	-8%

Lease Operating Costs.  Lease operating costs of $843,000 during the second quarter of 2013 were 3% lower than the second quarter 2012 amount of $870,000.  Poland operating costs increased approximately 9% from quarter to quarter, with the bulk of the increase attributable to new production at Winna Gora.  Conversely, operating costs and production taxes in the U.S. declined by approximately 9% from 2012 to 2013, due to lower production taxes and workover costs.  The net effect of these changes was a decrease in total operating costs of $27,000 from quarter to quarter.

Exploration Costs.  Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes.  Exploration costs were $4.0 million during the second quarter of 2013, compared to $2.0 million during the same period of 2012, an increase of 103%.  Second quarter 2013 exploration costs included approximately $2.2 million of dry hole costs, including $736,000 associated with our Mieczewo well, which was plugged at the end of the first quarter of the year, $1.3 million associated with the unsuccessful fracture stimulation of our Plawce-2 well, and $200,000 associated with a dry hole drilled at the Dry Lake prospect in Nevada.  In addition, we spent $1.0 million associated with Fences area three-dimensional, or 3-D, seismic surveys and $800,000 associated with two-dimensional, or 2-D, seismic surveys and other costs at our other project areas in Poland.  Second quarter 2012 geological and geophysical costs included approximately $1.2 million associated with new 2-D seismic surveys on our Warsaw South acreage, $0.7 million associated with 2-D seismic surveys on our 100%-owned acreage, and $0.1 million associated with our 3-D seismic survey at our Lisewo southeast project.

Property Impairments.  During the second quarter of 2013, we recorded property impairment costs of $5.4 million.  We impaired $4.7 million of prior-year costs associated with our Plawce-2 well, following its unsuccessful fracture stimulation.  In addition, our Zaniemysl-3 well ceased production during the quarter, causing us to charge its remaining net book value of $366,000 to impairment expense.  Finally, we recorded an impairment charge of $474,000 related to concession costs in our Northwest project area, where we have made the determination to cease all exploration efforts.  There were no property impairments in the second quarter of 2012.

Loss on Sale of Assets.  During the second quarter of 2012, we sold certain leases in Montana associated with our Bakken exploration project, resulting in a loss of approximately $49,000.  There was no corresponding transaction during 2013.

DD&A Expense - Exploration and Production.  DD&A expense for producing properties was $875,000 for the second quarter of 2013, an increase of 50%, compared to $582,000 during the same period of 2012.  Higher DD&A expense in 2013 was due to increased depreciation expense at our KSK and Winna Gora wells, reflecting higher and new production in 2013.

Accretion Expense.  Accretion expense was $22,000 and $15,000 for the second quarter of 2013 and 2012, respectively.  Accretion expense is related entirely to our asset retirement obligation associated with expected future plugging and abandonment costs.

Oilfield Services Segment

Oilfield Services Revenues.  Oilfield services revenues were $20,000 during the second quarter of 2013 compared to $693,000 for the second quarter of 2012.  During the second quarter of 2013, our drilling rig was largely inactive.  During the second quarter of 2012, we drilled two wells for third parties.  Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

Oilfield Services Costs.  Oilfield services costs were $116,000 during the second quarter of 2013, compared to $455,000 during the same period of 2012.  Oilfield services costs will also continue to fluctuate period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

DD&A Expense – Oilfield Services.  DD&A expense for oilfield services was $238,000 during the second quarter of 2013, compared to $274,000 during the same period of 2012.  The period-to-period decrease was primarily due to certain capital additions from prior years becoming fully depreciated in 2013.

Nonsegmented Information

G&A Costs.  G&A costs were $2.8 million during the second quarter of 2013, compared to $2.4 million during the second quarter of 2012.  The increase is primarily due to higher compensation costs, including the payment of an incentive award of approximately $500,000 related to 2008, which had been deferred until the Company met certain performance benchmarks.

Stock Compensation (G&A).  For the three-month periods ended June 30, 2013 and 2012, we recognized $693,000 and $551,000, respectively, of stock compensation expense related to the amortization of unexercised options and restricted stock.

Interest and Other Income (Expense).  Interest and other income was $256,000 during the second quarter of 2013, an increase of $169,000 compared to $87,000 during the same period of 2012.  The increase was due to the recognition of $204,000 in insurance proceeds, offset by lower cash balances available for investment and lower interest rates.  During the second quarter of 2013, we incurred $626,000 in interest expense, which included $127,000 of amortization of previously incurred loan fees and $74,000 in commitment fees.  During the second quarter of 2012, we incurred $640,000 in interest expense, which included $123,000 of amortization of previously incurred loan fees and $75,000 in commitment fees.

Foreign Exchange Gain (Loss).  During the second quarter of 2013, we recorded foreign currency transaction losses of approximately $3.4 million, principally attributable to increases in the amount of Polish zlotys necessary to satisfy outstanding intercompany dollar-denominated loans.  We recorded foreign exchange losses of approximately $13.0 million during the same quarter of 2012, which were also principally related to our intercompany loans.  During the second quarter of 2013, the U.S. dollar strengthened against the zloty by approximately 2% from the beginning to the end of the quarter, which caused us to recognize foreign currency transaction losses.  During the second quarter of 2012, the U.S. dollar strengthened against the zloty by approximately 9% from the beginning to the end of the quarter.

Six Months Ended June 30, 2013, Compared to the Same Period of 2012

Exploration and Production Segment

Gas Revenues.  Revenues from gas sales were $15.8 million during the first half of 2013, compared to $13.7 million during the same period of 2012.  Higher natural gas prices combined with higher production from our Kromolice-1 and -2 and Winna Gora wells to produce the higher revenues.

A summary of the amount and percentage change, as compared to the respective prior-year period, for gas revenues, average gas prices, and gas production volumes for the six months ended June 30, 2013 and 2012, is set forth in the following table:

	For the Six Months Ended June 30,
	2013	2012	Change
Revenues	$15,777,000	$13,684,000	+15%
Average price (per thousand cubic feet)	$7.08	$6.42	+10%
Production volumes (thousand cubic feet)	2,228,000	2,130,000	+5%

Daily gas production for the first half of 2013 was 12.3 MMcfd, compared to 11.7 MMcfd during the same period of 2012.  Production from our KSK wells increased by 597,000 Mcf over 2012 first half levels.  Production from our Winna Gora well added another 123,000 Mcf during 2013. These increases helped offset production declines at our Zaniemysl-3 and Roszkow wells.

We recognized a 10% increase in natural gas prices period over period.  The Polish low-methane tariff was 4% higher during the first half of 2013, compared to the same half of 2012.  However, period-to-period weakness in the U.S. dollar against the Polish zloty increased our U.S. dollar-denominated gas prices.  The average exchange rate during the first half of 2013 was 3.18 zlotys per U.S. dollar.  The average exchange rate during the first half of 2012 was 3.27 zlotys per U.S. dollar, a change of approximately 3%.  In addition, production declines at Zaniemysl-3 were replaced by production gains at both KSK and Winna Gora, where our average price per Mcf is approximately 20% higher than at Zaniemysl-3.

During the third quarter of 2013, our KSK wells are scheduled to be shut in for up to two weeks for annual maintenance and pressure testing, which will reduce our third quarter and nine-month production and revenues.

In June of 2013, we signed a new gas sales agreement for our Lisewo-1 well that will become effective for us when we begin production at Lisewo-1, which is expected to be later in the third quarter of 2013.  The terms of the agreement are similar to those covering our KSK wells.

Oil Revenues.  Oil revenues were $1.9 million for the first half of 2013, a 13% decrease from the $2.1 million recognized during the first half of 2012.  Production from our U.S. properties declined 11% during the first half of 2013, due to normal production declines.  The other factor in the decrease in oil revenues was the lower prices received during the first half of 2013.  Our average oil price during the first half of 2013 was $76.89 per barrel, a 2% decrease from $78.85 per barrel received during the same period of 2012.

A summary of the amount and percentage change, as compared to the respective prior-year period, for oil revenues, average oil prices, and oil production volumes for the six months ended June 30, 2013 and 2012, is set forth in the following table:

	For the Six Months Ended June 30,
	2013	2012	Change
Revenues	$1,852,000	$2,123,000	-13%
Average price (per barrel)	$76.89	$78.85	-2%
Production volumes (barrels)	24,087	26,923	-11%

Lease Operating Costs.  Lease operating costs were $1.7 million during the first half of 2013, comparable to $1.7 million during the first half of 2012.  Poland operating costs increased approximately 9% from year to year, with the bulk of the increase attributable to new production at Winna Gora.  Conversely, operating costs and production taxes in the U.S. declined by approximately 7% from 2012 to 2013, due to lower production taxes and workover costs.  The net effect of these changes was a decrease in total operating costs of $23,000 from quarter to quarter.

Exploration Costs.  Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes.  Exploration costs were $10.2 million during the first half of 2013, compared to $5.0 million during the same period of 2012, an increase of 108%.

First half 2013 exploration costs included approximately $5.2 million of dry hole costs, including approximately $3.7 million associated with our Mieczewo well, which was plugged at the end of the first quarter of the year, approximately $1.3 million associated with the unsuccessful fracture stimulation of our Plawce-2 well, and $200,000 associated with a dry hole drilled at the Dry Lake prospect in Nevada.  In addition, we spent $3.5 million associated with Fences area 3-D seismic surveys and $1.5 million associated with 2-D seismic surveys and other costs at our other project areas in Poland.  First half 2012 exploration costs included approximately $500,000 associated with our Lisewo southeast 3-D seismic survey in our Fences concession, $3.9 million associated with 2-D seismic projects at our other existing Polish concessions, and approximately $470,000 in dry-hole costs associated with a Bakken test well in Montana.

Property Impairments.  During the first half of 2013, we recorded property impairment costs of $5.6 million.  We impaired $4.6 million of prior-year costs associated with our Plawce-2 well following its unsuccessful fracture stimulation, along with approximately $200,000 of prior-year costs associated with our Mieczewo well.  In addition, our Zaniemysl-3 well ceased production during the second quarter of 2013, causing us to charge its remaining net book value of $347,000 to impairment expense.  Finally, we recorded an impairment charge of $474,000 related to concession costs in our Northwest project area, where we have made the determination to cease all exploration efforts.  There were no property impairments in the first half of 2012.

Loss on Sale of Assets.  During the first half of 2012, we sold certain leases in Montana associated with our Bakken exploration project, resulting in a loss of approximately $49,000.  There was no corresponding transaction during 2013.

DD&A Expense - Exploration and Production.  DD&A expense for producing properties was $1.9 million for the first half of 2013, compared to $1.2 million during the same period of 2012.  Higher DD&A expense in 2013 was due to increased depreciation expense at our KSK and Winna Gora wells, reflecting higher and new production in 2013.

Accretion Expense.  Accretion expense was $45,000 and $31,000 for the first half of 2013 and 2012, respectively.  Accretion expense is related entirely to our asset retirement obligation.

Oilfield Services Segment

Oilfield Services Revenues.  Oilfield services revenues were $62,000 during the first half of 2013, compared to just under $1.4 million for the first half of 2012.  During the first half of 2012, we performed limited services for third parties.  During the first half of 2012, we drilled five wells for third parties, including one drilled for our Alberta Bakken joint venture, along with additional well service work.  Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

Oilfield Services Costs.  Oilfield services costs were $248,000 during the first half of 2013, compared to $1.1 million during the same period of 2012.  Oilfield services costs will also continue to fluctuate period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

DD&A Expense – Oilfield Services.  DD&A expense for oilfield services was $476,000 during the first half of 2013, compared to $560,000 during the same period of 2012.  The period-to-period decrease was primarily due to certain capital additions from prior years becoming fully depreciated in 2013.

Nonsegmented Information

G&A Costs.  G&A costs were $4.6 million during the first half of 2013, compared to $4.3 million during the first half of 2012, an increase of $358,000.  The increase is primarily due to higher compensation costs, including the payment of an incentive award of approximately $500,000 related to 2008, which had been deferred until the Company met certain performance benchmarks.

Stock Compensation (G&A).  For the six-month periods ended June 30, 2013 and 2012, we recognized $1.4 million and $1.1 million, respectively, of stock compensation expense related to the amortization of unexercised options and restricted stock purchase rights.

Interest and Other Income (Expense).  Interest and other income was $308,000 during the first half of 2013, an increase of $137,000, compared to $171,000 during the same period of 2012.  The increase was due to the recognition of $204,000 in insurance proceeds, offset by lower cash balances available for investment and lower interest rates.  During the first half of 2013, we incurred $1.3 million in interest expense, which included $257,000 of amortization of previously incurred loan fees and $154,000 in commitment fees.  During the first half of 2012, we incurred $1.3 million in interest expense, which included $250,000 of amortization of previously incurred loan fees and $152,000 in commitment fees.

Foreign Exchange Loss.  As discussed in Note 10 to the financial statements, during the first half of 2012, we recorded foreign currency transaction losses of approximately $12.6 million, principally attributable to increases in the amount of Polish zlotys necessary to satisfy outstanding intercompany dollar-denominated loans and unpaid interest to FX Energy, Inc.  During the first half of 2013, the U.S. dollar strengthened by approximately 7% against the Polish zloty from the beginning to the end of the period, which caused us to recognize foreign currency transaction losses.  During the first half of 2012, the zloty strengthened by approximately 1% against the U.S. dollar from the beginning to the end of the period, which caused us to recognize foreign currency transaction gains of $1.5 million.

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

2013 Liquidity and Capital

Working Capital (current assets less current liabilities).  Our working capital was $19.4 million as of June 30, 2013, down $11.0 million from December 31, 2012.  Our current assets at June 30, 2013, included approximately $3.2 million in accrued oil and gas sales from both the United States and Poland.  Our current liabilities at quarter-end included approximately $3.1 million in costs related to capital and exploration projects in Poland, along with a $7.0 million current portion of our long-term debt.  Our total outstanding long-term debt at quarter-end, including the current portion, was $40 million.

Operating Activities.  Net cash provided by operating activities was $4.2 million during the first six months of 2013, down 6% from the $4.4 million during the first six months of 2012.  Higher exploration expenses, along with reductions in receivables at June 30, 2013, offset higher revenues in the first half of the year.

Investing Activities.  During the first half of 2013, we used cash of $13.6 million in investing activities.  We used $13.1 million for capital additions at our producing properties and $484,000 for capital additions in our office and drilling equipment.  During the first half of 2012, we used cash of $9.4 million in investing activities.  We used $9.3 million for capital additions in Poland and $303,000 for capital additions in our office and drilling equipment, offset by $222,000 in proceeds from the sale of assets.

Financing Activities.  During the first half of 2013, we paid $53,000 in fees for our new credit facility that closed in July of this year.  These fees have been capitalized as loan fees and will be amortized over the life of the new facility, beginning in the third quarter of 2013.  There were no financing transactions during the first half of 2012.

Our Capital Resources and Future Expenditures

Our anticipated sources of liquidity and capital for 2013 include our working capital of $19.4 million at June 30, 2013, available credit under our expanded credit facility, and cash available from future operations.

Our 2010 credit facility agreement with The Royal Bank of Scotland, ING Bank N.V., and KBC Bank NV provided for a borrowing base of $55 million, a periodic interest rate of LIBOR, plus an interest margin of 4.0%, and a term of five years, with semiannual borrowing base reductions of $11 million each beginning on June 30, 2013.  Accordingly, our borrowing base was reduced to $44 million on that date.

In consideration for the credit facility, we paid various arrangement, structuring, legal, and other fees totaling approximately $2.5 million.  These fees have been capitalized as loan fees and are being amortized over the five-year term of the loan.  An annual unused commitment fee of one-half of the applicable interest margin is charged quarterly based on the average daily unused portion of the expanded credit facility.  As of June 30, 2013, the total amount drawn under the credit facility was $40 million, and the interest rate was 4.2% per annum.

On July 8, 2013, we finalized a new five-year, up to $100 Million Senior Reserve Based Lending Facility with BNP Paribas (Suisse) SA and ING Bank N.V.  The initial commitment of the facility amounts to $65 million.  We can seek additional commitments up to $100 million under certain conditions via an embedded accordion mechanism.  Initial proceeds from the new facility were used to repay our previously existing facility.  Payment of the credit facility is secured by our assets in Poland and guaranteed by us.  Had the new facility closed prior to June 30, 2013, all outstanding debt at that date would have been classified as long-term debt on our balance sheet.

In consideration for the new credit facility, we paid various arrangement, structuring, legal, and other fees totaling approximately $1.8 million.  These fees, along with approximately $400,000 associated with our existing facility, have been capitalized as loan fees and will be amortized over the five-year term of the loan, beginning in the third quarter of 2013.  By virtue of the refinance, we expect to charge approximately $700,000 in unamortized loan fees associated with our existing facility to interest expense during the third quarter of 2013.

The credit facility calls for a periodic interest rate of LIBOR, plus an interest margin of 3.75%, and has a term of five years, with semiannual borrowing base reductions beginning on June 30, 2016.  An annual unused commitment fee of 40% of the applicable interest margin is charged quarterly based on the average daily unused portion of the new credit facility.  There are no financial covenants associated with the new credit facility.

We expect that our 2013 production will be higher than our 2012 production with the addition of production at our Winna Gora-1, Lisewo-1, and Komorze-3K wells, as well as full production from our KSK wells, which will provide increased cash to help fund our exploration and development activities in 2013.  Production began at Winna Gora-1 in late January of 2013.  Production is expected to begin at Lisewo-1 and at Komorze-3K during the second half of 2013.  We have contracts in place that call for us to receive 86% of the published low-methane tariff, adjusted for energy content, for the Winna Gora-1 and Lisewo-1 wells, and expect to receive similar pricing for the Komorze-3K well.  The amount of revenue from this increased production will depend on applicable gas sales prices and prevailing currency exchange rates.

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

At June 30, 2013, we were in the process of building pipelines and production facilities at our Lisewo and Komorze-3K wells and have signed drilling contracts for the Lisewo-2 well in the Fences area and the Gorka-Duchovna well in Block 246.  We expect to begin drilling these wells in the third quarter of 2013.  In addition, we have various seismic projects underway at June 30, 2013.  We had no other firm commitments for future capital and exploration costs at June 30, 2013.

We expect our primary use of cash for 2013 will be for our exploration and development activities in Poland.  Our board of directors has approved projects whose costs are expected to range from $60 million to $70 million for production facilities for existing discoveries, exploration and development wells, and 2-D and 3-D seismic data acquisition and analysis, including those items noted above.  All of the approved projects may not be completed during 2013, but we do expect to start work on all of them in the next 12 months.

The actual amount of our expenditures will depend on ongoing exploration results; the pace at which Polskie Górnictwo Naftowe i Gazownictwo S.A., or PGNiG, our operating partner in the Fences project area, wishes to proceed or the extent it wishes to continue to participate with us in concessions we operate; the availability of drilling and other exploration services; and the amount of capital we obtain from the various sources discussed above.  Our various sources of liquidity and capital outlined above should more than enable us to meet our capital needs in Poland and the United States for the next 12 months.  We have the ability to control the timing and amount of most of our future capital and exploration costs.

We may continue to incur operating losses in future periods, and we continue to fund substantial exploration and development in Poland.  We have a history of operating losses.  From our inception in January 1989 through June 30, 2013, we have incurred cumulative net losses of approximately $208 million.  Despite our recent and expected future increases in production and revenues, our exploration and production activities may continue to result in net losses in future years as we seek to increase reserves, depending on the success of our drilling activities in Poland and the United States and whether we generate sufficient revenues to cover related operating expenses.

We may also seek to obtain additional funds for future capital investments from the sale of partial property interests or arrangements, such as those negotiated in prior years for our Kutno and Warsaw South project areas, in which industry participants are bearing the initial exploration costs to earn an interest in the project or other arrangements, all of which may dilute the interest of our existing stockholders or our interest in the specific project financed.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Price Risk

Substantially all of our gas in Poland is sold to PGNiG or its subsidiaries under contracts that extend for the life of each field.  Prices are determined contractually and, in the case of our Roszkow, Zaniemysl-3, KSK, Winna Gora, and Lisewo wells, are tied to published tariffs.  The tariffs are set from time to time by the public utility regulator in Poland.  Although we are not directly subject to such tariffs, we have elected to link our price to these tariffs in our contracts with PGNiG.  We expect that the prices we receive in the short term for gas we produce will be lower than would be the case in an unregulated setting and may be lower than prevailing western European prices.  We believe it is more likely than not that, over time, the end user gas price in Poland will converge with the average price in Europe.

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

Foreign Currency Risk

We enter into various agreements in Poland denominated in the Polish zloty.  The Polish zloty is subject to exchange-rate fluctuations that are beyond our control.  Our policy is to reduce currency risk by, under ordinary circumstances, transferring dollars to zlotys, or fixing the exchange rate for future transfers of dollars to zlotys, on or about the occasion of making any significant commitment payable in Polish currency, taking into consideration the future timing and amounts of committed costs and the estimated timing and amounts of zloty-based revenues.  We do not use derivative financial instruments for trading or speculative purposes.  We have used forward-purchase contracts to buy zlotys at specified exchange rates.  The fair value of these contracts is estimated based on period-end quoted market prices, and the resulting asset and expense is recognized in our consolidated financial statements.  As of June 30, 2013, we had no outstanding zloty forward-purchase contracts.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

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

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.111	Agreement No. 12/KZ/2013 for the Sale of Gas from Lisewo gas field between FX Energy Poland Sp. z o.o. and Polskie Górnictwo Naftowe I Gazownictwo S.A.	Attached

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Attached

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Item 101	Interactive Data File
101	Interactive Data File	Attached
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

FX ENERGY, INC.
(Registrant)

Date: August 8, 2013	By:	/s/ David N. Pierce
David N. Pierce, President, Chief Executive Officer

Date: August 8, 2013	By:	/s/ Clay Newton
Clay Newton, Principal Financial and Principal Accounting Officer