Form 10-Q
period 2014-03-31
FX ENERGY INC
filed 2014-05-08
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of $0.001 par value common stock outstanding as of May 2, 2014, was 53,912,277.

FX ENERGY, INC., AND SUBSIDIARIES
Form 10-Q for the Three Months Ended March 31, 2014

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

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$14,258	$11,153
Receivables:
Accrued oil and gas sales	4,313	3,464
Joint interest and other receivables	1,574	5,029
VAT receivable	826	1,847
Inventory	102	100
Other current assets	336	234
Total current assets	21,409	21,827

Property and equipment, at cost:
Oil and gas properties (successful-efforts method):
Proved	90,631	85,244
Unproved	2,527	2,404
Other property and equipment	12,079	11,857
Gross property and equipment	105,237	99,505
Less accumulated depreciation, depletion, and amortization	(24,646)	(23,369)
Net property and equipment	80,591	76,136

Other assets:
Certificates of deposit	406	406
Loan fees	2,178	2,323
Total other assets	2,584	2,729

Total assets	$104,584	$100,692

-Continued-

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)
-Continued-

	March 31,	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,034	$9,694
Accrued liabilities	306	833
Total current liabilities	8,340	10,527

Long-term liabilities:
Notes payable	50,000	45,000
Asset retirement obligation	1,721	1,620
Total long-term liabilities	51,721	46,620

Total liabilities	60,061	57,147

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2014, and December 31, 2013; no shares
outstanding	--	--
Common stock, $0.001 par value, 100,000,000 shares authorized as of March 31, 2014, and December 31, 2013; 53,912,277
and 53,733,398 shares issued and outstanding as of
March 31, 2014, and December 31, 2013, respectively	54	54
Additional paid-in capital	227,394	226,060
Cumulative translation adjustment	15,631	15,025
Accumulated deficit	(198,556)	(197,594)
Total stockholders’ equity	44,523	43,545

Total liabilities and stockholders’ equity	$104,584	$100,692

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2014	2013
Revenues:
Oil and gas sales	$9,508	$9,446
Oilfield services	5	42
Total revenues	9,513	9,488
Operating costs and expenses:
Lease operating expenses	1,109	876
Exploration costs	3,320	6,371
Property impairments	46	--
Oilfield services costs	128	132
Depreciation, depletion, and amortization	1,358	1,316
Accretion expense	24	22
Stock compensation	679	689
General and administrative costs	1,953	1,824
Total operating costs and expenses	8,617	11,230
Operating income (loss)	896	(1,742)

Other income (expense):
Interest expense	(656)	(628)
Interest and other income	14	52
Foreign exchange loss	(1,216)	(9,125)
Total other expense	(1,858)	(9,701)

Net loss	$(962)	$(11,443)

Basic and diluted net loss per common share	$(0.02)	$(0.22)

Basic weighted average number of shares
outstanding	53,232	52,704

Diluted weighted average number of shares
outstanding	53,232	52,704

Other comprehensive loss:
Foreign currency translation adjustment	606	5,876
Comprehensive loss	$(356)	$(5,567)

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(962)	$(11,443)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	1,358	1,316
Accretion expense	24	22
Property impairment	--	207
Amortization of bank fees	127	130
Stock compensation	679	689
Foreign exchange losses	1,213	9,110
Common stock issued for services	655	694
Increase (decrease) from changes in working capital items:
Receivables	3,531	5,765
Inventory	(2)	(1)
Other current assets	(102)	(14)
Accounts payable and accrued liabilities	(2,121)	(1,977)
Net cash provided by operating activities	4,400	4,498

Cash flows from investing activities:
Additions to oil and gas properties	(5,975)	(5,329)
Additions to other property and equipment	(232)	(192)
Net cash used in investing activities	(6,207)	(5,521)

Cash flows from financing activities:
Proceeds from notes payable	5,000	--
Net cash provided by financing activities	5,000	--

Effect of exchange rate changes on cash	(88)	(475)

Net increase (decrease) in cash	3,105	(1,498)
Cash and cash equivalents at beginning of year	11,153	33,990

Cash and cash equivalents at end of period	$14,258	$32,492

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

We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with GAAP.  Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.

Note 2:  Net Income per Share

Basic earnings per share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding.  We recorded a net loss for the three months ended March 31, 2014 and 2013, so there are no diluted earnings per share calculated for those periods.  Basic and diluted earnings per share were essentially the same for both periods presented.

Outstanding options and unvested restricted stock as of March 31, 2014 and 2013, were as follows:

	Options and
	Unvested Restricted Stock	Price Range
Balance sheet date:
March 31, 2014	2,550,125	$0.00 - $5.06
March 31, 2013	1,930,398	$0.00 - $5.06

Note 3:  Income Taxes

No income tax expense was recognized for the three-month periods ended March 31, 2014 and 2013, due to net losses being incurred in both periods.  We are subject to audit by the IRS and various states for the prior three years.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months, nor has there been a change in our unrecognized tax positions since December 31, 2013.  Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense related to unrecognized tax benefits was recognized during the three months ended March 31, 2014.

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

Reportable business segment information for the three months ended March 31, 2014, and as of March 31, 2014, is as follows (in thousands):

	Reportable Segments
	Exploration &		Oilfield
	Production		Services	Nonsegmented	Total
	U.S.	Poland
Three months ended March 31, 2014:
Revenues	$ 920	$ 8,588	$ 5	$ --	$ 9,513
Net income (loss)(1)	112	3,795	(366)	(4,503)	(962)
As of March 31, 2014:
Identifiable net property and equipment(2)	2,792	75,180	2,598	21	80,591
_______________
(1)
Nonsegmented reconciling items for the first quarter include $1,953 of G&A, $679 of noncash stock compensation expense, $14 of other income, $656 of interest expense, $1,216 of foreign exchange losses, and $13 of corporate DD&A.

(2)	Identifiable net property and equipment not associated with a segment consists of $21 of corporate office equipment, hardware, and software.

Reportable business segment information for the three months ended March 31, 2013, and as of March 31, 2013, is as follows (in thousands):

	Reportable Segments
	Exploration &		Oilfield
	Production		Services	Nonsegmented	Total
	U.S.	Poland
Three months ended March 31, 2013:
Revenues	$ 900	$ 8,546	$ 42	$ --	$ 9,488
Net income (loss)(1)	299	808	(328)	(12,222)	(11,443)
As of March 31, 2013:
Identifiable net property and equipment(2)	2,485	53,777	2,464	44	58,770
_______________
(1)
Nonsegmented reconciling items for the first quarter include $1,824 of G&A, $689 of noncash stock compensation expense, $52 of other income, $628 of interest expense, $9,125 of foreign exchange gains, and $8 of corporate DD&A.

(2)	Identifiable net property and equipment not associated with a segment consists of $44 of corporate office equipment, hardware, and software.

Note 5:  Share-Based Compensation

We have several share-based incentive plans.  Under these plans, options have been granted at an option price equal to the market value of the stock at the date of grant.  The granted options have terms of ten years and vest in three equal annual installments from the date of grant.  Under the terms of the stock option award plans, we may also issue restricted stock.  Restricted stock awards vest in three equal annual installments from the date of grant.

The following table summarizes option activity for the first quarter of 2014:

		Weighted	Weighted Average
	Number of	Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Life (in years)	Intrinsic Value
Options outstanding:
Beginning of year	1,911,872	$4.22
Expired	(1,803)	5.06
End of period	1,910,069	4.22	8.59
Exercisable at end of period	629,946	4.79	7.86	$0

The following table summarizes option activity for the first quarter of 2013:

		Weighted	Weighted Average
	Number of	Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Life (in years)	Intrinsic Value
Options outstanding:
Beginning of year	1,275,299	$4.65
Expired	--	--
End of period	1,275,299	4.65	9.05
Exercisable at end of period	211,063	5.06	8.47	$0

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our stock price of $3.34 as of March 31, 2014, and $3.36 as of March 31, 2013, which would have been received by stock option holders had all vested in-the-money stock options been exercised as of those dates.

The following table summarizes restricted stock activity during the first three months of 2014 and 2013:

	Number of Shares
	2014	2013
Unvested restricted stock outstanding:
Beginning of year	640,056	655,099
Issued	--	--
Forfeited	--	--
Vested	--	--
End of period	640,056	655,099

Stock Compensation

The following table summarizes the quantity of restricted stock awards, total deferred compensation expense arising from those awards, and year-to-date compensation expense for each equity award that is included in stock compensation expense:

Year		Total Deferred	Stock Compensation Expense
Ended	Number of	Compensation	(thousands)
Dec. 31,	Shares	(thousands)	2014	2013
2013	324,033	$1,095	$ 90	$ --
2012	321,086	1,365	111	112
2011	318,252	1,610	130	131
2010	373,500	2,260	--	184
Total	1,336,871	$6,330	$331	$427

The following table summarizes the quantity of stock option awards, total deferred compensation expense arising from those awards, and year-to-date compensation expense for each equity award that is included in stock compensation expense:

Year		Total Deferred	Stock Compensation Expense
Ended	Number of	Compensation	(thousands)
Dec. 31,	Options	(thousands)	2014	2013
2013	648,058	$1,084	$ 89	$ -
2012	642,170	1,421	115	117
2011	636,509	1,781	144	145
Total	1,926,737	$4,286	$348	$262

Note 6:  Stockholders’ Equity

We have a Stock Bonus Plan covering all of our employees under section 401(k) of the Internal Revenue Code.  During the first quarters of 2014 and 2013, we made discretionary contributions of 171,879 and 162,402 shares of our stock, respectively, to employees under this Plan for the prior years’ service and recorded $629,000 and $667,000 of expenses associated with these contributions for the years ended December 31, 2013 and 2012, respectively. In addition, at the beginning of 2014, we issued 7,000 shares of our stock to Polish consultants, resulting in expense of $26,000 that will be amortized monthly during 2014.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of March 31, 2014, nor did we have any assets or liabilities measured at fair value on a nonrecurring basis to report in the first quarter of 2014.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following as of March 31, 2014 (in thousands):

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Money market funds	$ 630	$ 630	--	--

Assets and liabilities measured at fair value on a recurring basis consisted of the following as of March 31, 2013 (in thousands):

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Money market funds	$ 1,177	$1,177	--	--

Note 8:  Notes Payable

We maintain a five-year, up to $100 Million Senior Reserve Based Lending Facility with BNP Paribas (Suisse) SA and ING Bank N.V.  The initial commitment of the facility amounts to $65 million.  We can seek to increase the commitment up to $100 million under certain conditions via an embedded accordion mechanism.  Initial proceeds from the facility were used to repay our previously existing facility.  Payment of the credit facility is secured by our assets in Poland and guaranteed by us.

In consideration of this credit facility, we paid various arrangement, structuring, legal, and other fees totaling approximately $2.2 million during 2013.  These fees, along with approximately $399,000 associated with our previous facility, have been capitalized as loan fees and will be amortized over the five-year term of the loan.

The credit facility calls for a periodic interest rate of three-, six-, or twelve-month-LIBOR, plus an interest margin of 3.75% for the first three years of the facility and 4.00% for the final two years.  The facility has a term of five years, with semiannual borrowing base reductions beginning on June 30, 2016.  An unused commitment fee of 40% of the applicable interest margin is charged monthly based on the average daily unused portion of the new credit facility.  There are no financial covenants associated with the new credit facility.  As of March 31, 2014, the total amount drawn under the credit facility was $50 million, and the interest rate was 3.91% per annum.

Our notes payable are stated at book value, which approximated their fair value at March 31, 2014.  Estimated fair values for notes payable have been determined based on borrowing rates currently available to us for bank loans with similar terms and maturities and are based on Level 3 criteria in the Financial Accounting Standards Board’s fair value hierarchy.

Note 9:  Capitalized Exploratory Well Costs

The following table shows the capitalized costs by well, at March 31, 2014, along with the year for which the costs of each well were incurred, for those costs that are capitalized pending the determination of proved reserves:

	Capitalized Costs			Total at March 31,
	2014(1)	2013	2012	2014
Well:
Tuchola-4K	$4,426	$290	$--	$4,716
Tuchola-3K	(60)	7,513	1,467	8,920
Gorka Duchowna-1	141	4,747	--	4,888
Frankowo-1	(32)	472	4,752	5,192
Total cost	$4,475	$13,022	$6,219	$23,716
_______________
(1)	Negative figures are associated with the effect of current-year exchange rate changes on costs incurred in prior years.

Note 10:  Foreign Currency Translation and Risk

During the first quarter of 2014, we recorded foreign currency transaction losses of approximately $1.2 million.  This amount was attributable to increases in the amount of Polish zlotys necessary for FX Energy Poland to satisfy outstanding intercompany and other dollar-denominated loans and unpaid interest.  There was a corresponding credit to other comprehensive income for the gain attributable to the intercompany loans, which was then offset by translation adjustments related to our other balance sheet accounts.

The following table provides a summary of changes in cumulative translation adjustment (in thousands):

For the Three Months
Ended March 31, 2014
Balance at December 31, 2013	$15,025
Increase related to losses on intercompany loans	1,213
Decrease related to translation adjustments	(607)
Balance at March 31, 2014	$15,631

Future transaction gains or losses may be significant given the amount of intercompany loans and the volatility of the exchange rate.  Future translation adjustments will also vary in concert with changes in exchange rates.  These gains, losses, and adjustments are noncash items for U.S. reporting purposes and have no impact on our actual zloty-based revenues and expenditures in Poland.  During 2013, we converted approximately $45 million of loans to FX Energy Poland from FX Energy, Inc., to equity.  The conversion was necessary in order to make future interest payments from FX Energy Poland to FX Energy, Inc., tax deductible in Poland.

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

Results of Operations by Business Segment

Quarter Ended March 31, 2014, Compared to the Same Period of 2013

Exploration and Production Segment

Gas Revenues.  Revenues from gas sales were approximately $8.6 million during the first quarter of 2014, compared to $8.5 million during the same quarter of 2013.  Higher prices offset lower production volumes to account for the increase in 2014 first quarter natural gas revenues.

A summary of the amount and percentage change, as compared to the respective prior-year period, for gas revenues, average gas prices, and gas production volumes for the quarters ended March 31, 2014 and 2013, is set forth in the following table:

	For the Quarter Ended March 31,
	2014	2014	Change
Gas revenues	$8,587,000	$8,546,000	+0%
Average price (per thousand cubic feet)	$7.42	$7.18	+3%
Production volumes (thousand cubic feet)	1,157,000	1,190,000	-3%

Daily gas production was 12.9 million cubic feet of natural gas per day, or MMcfd, in the first quarter of 2014, compared to 13.2 MMcfd in the first quarter of 2013, a decrease of 3%.  Production declines at our Roszkow and Zaniemysl wells were mostly offset by increases at our Winna Gora and Lisewo-1 wells.

Natural gas prices were higher during the 2014 quarter.  Two factors contributed to the increase in average prices.  First, the Polish low-methane tariff, which serves as the reference price for our gas sales agreements, was 3.1% higher during February and March of 2014.  Second, period-to-period weakness in the U.S. dollar against the Polish zloty increased our dollar-denominated gas prices.  The average exchange rate during the first quarter of 2014 was 3.06 zlotys per dollar.  The average exchange rate during the first quarter of 2013 was 3.15 zlotys per dollar, a change of approximately 3%.

Oil Revenues.  First quarter 2014 oil revenues increased by 2% from first quarter of 2013 oil revenues.  Production levels were up 2% from quarter to quarter, while oil prices were up 1% from quarter to quarter.  Our average oil price during the first quarter of 2014 was $76.91 per barrel, compared to $76.46 per barrel received during the same quarter of 2013.

A summary of the amount and percentage change, as compared to the respective prior-year period, for oil revenues, average oil prices, and oil production volumes for the quarters ended March 31, 2014 and 2013, is set forth in the following table:

	For the Quarter Ended March 31,
	2014	2013	Change
Oil revenues	$920,000	$900,000	+2%
Average price (per barrel)	$76.91	$76.46	+1%
Production volumes (barrels)	12,000	11,800	+2%

Lease Operating Costs.  Lease operating costs increased $233,000, or 27%, from the first quarter of 2013 to 2014.  Poland operating costs increased approximately $56,000, or 17%, from quarter to quarter, with the bulk of the increase attributable to new production at our Lisewo-1 and Komorze-3K wells.  Operating costs and production taxes in the U.S. increased by approximately $177,000, or 33%, from 2013 to 2014 as we performed extensive workovers at our Montana properties, with a view to increasing production.

Exploration Costs.  Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes.  Exploration costs were $3.3 million during the first quarter of 2014, compared to $6.4 million during the same period of 2013.  First quarter 2014 exploration costs included approximately $2.7 million associated with three-dimensional, or 3-D, seismic surveys in our Edge and Fences concessions and $600,000 associated with two-dimensional, or 2-D, seismic and other costs at other existing Polish concessions.  First quarter 2013 exploration costs included approximately $3.2 million in dry-hole costs associated with our Mieczewo well in Poland, $2.5 million associated with 3-D seismic projects at our Fences concession, and the remainder associated with 2-D seismic and other costs at other existing Polish concessions.

DD&A Expense - Exploration and Production.  DD&A expense for producing properties was $1.1 million for the first quarters of both 2014 and 2013.

Accretion Expense.  Accretion expense was $24,000 and $22,000 for the first quarter of 2014 and 2013, respectively.  Accretion expense is related entirely to our asset retirement obligation associated with expected future plugging and abandonment costs.

Oilfield Services Segment

Oilfield Services Revenues.  Oilfield services revenues were $5,000 during the first quarter of 2014, compared to $42,000 for the first quarter of 2013.  During the first quarter of both years, we performed only minimal well service work for third parties.  Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

Oilfield Services Costs.  Oilfield services costs were $128,000 during the first quarter of 2014, compared to $132,000 during the same period of 2013.  Oilfield services costs will also continue to fluctuate period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

DD&A Expense – Oilfield Services.  DD&A expense for oilfield services was $244,000 during the first quarter of 2014, compared to $239,000 during the same period of 2013.  DD&A expense increased from quarter to quarter as new assets began to be depreciated.

Nonsegmented Information

G&A Costs.  G&A costs were $2.0 million during the first quarter of 2014, compared to $1.8 million during the first quarter of 2013, an increase of $129,000.  Higher costs in 2014 were due primarily to higher personnel and travel costs.

Stock Compensation (G&A).  For the three-month periods ended March 31, 2014 and 2013, we recognized $679,000 and $689,000, respectively, of stock compensation expense related to the amortization of unexercised options and restricted stock.

Interest and Other Income (Expense).  Interest and other income was $14,000 during the first quarter of 2014, a decrease of $38,000, compared to $52,000 during the same period of 2013.  The decrease was a reflection of lower cash balances available for investment.  During the first quarter of 2014, we incurred $656,000 in interest expense, which included $127,000 of amortization of previously incurred loan fees.  During the first quarter of 2013, we incurred $628,000 in interest expense, which included $130,000 of amortization of previously incurred loan fees.

Foreign Exchange Gains and Losses.  As discussed in note 10 to the financial statements, during the first quarter of 2014, we recorded foreign currency transaction losses of approximately $1.2 million, principally attributable to increases in the amount of Polish zlotys necessary to satisfy outstanding intercompany and other dollar-denominated loans.  We recorded foreign exchange losses of $9.1 million during the same quarter of 2013, which were also principally related to our intercompany loans.  Two factors contributed to the lower foreign exchange loss during the 2014 quarter.  First, during 2013, we converted approximately $45 million of loans to FX Energy Poland from FX Energy, Inc., to equity.  The conversion was necessary in order to make future interest payments from FX Energy Poland to FX Energy, Inc., tax deductible in Poland.  Second, exchange-rate fluctuation from year-end 2013 to March 31, 2014, of 1% was less than the exchange-rate fluctuation from year-end 2012 to March 31, 2013, of 2%.  The lower amounts of intercompany loans outstanding and the decrease in exchange rate volatility resulted in a lower foreign exchange impact in 2014 compared to 2013, a trend that is likely to continue for the balance of 2014.

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

2014 Liquidity and Capital

Working Capital (current assets less current liabilities).  Our working capital was $13.1 million as of March 31, 2014, up from $1.8 million from December 31, 2013.

Our current assets at March 31, 2014, included approximately $14.3 million in cash and cash equivalents, $4.3 million in accrued oil and gas sales from both the United States and Poland, and $1.6 million in receivables from our joint interest partners in both the United States and Poland.  At March 31, 2014, $12.2 million of our cash and cash equivalents were held in Poland at ING Bank N.V.  We have not historically repatriated, and do not plan in the foreseeable future to repatriate, any cash held in Poland to the United States.  Consequently, we do not expect to incur repatriation taxes in the foreseeable future.  Almost the entire balance of joint interest receivables at March 31, 2014, was due from Polskie Górnictwo Naftowe i Gazownictwo, or PGNiG, all of which are related to joint projects in which we act as the operator.  Our current liabilities at quarter-end included approximately $6.9 million payable by us for various drilling and development operations in Poland.  Our total outstanding long-term debt at quarter-end was $50 million.

Operating Activities.  Net cash provided by operating activities was $4.4 million during the first three months of 2014, compared to $4.5 million during the first three months of 2013.

Investing Activities.  During the first three months of 2014, we used cash of $6.2 million in investing activities.  We used $6.0 million for capital additions in Poland and $232,000 for capital additions in our office and drilling equipment.  During the first three months of 2013, we used cash of $5.5 million in investing activities.  We used $5.3 million for capital additions in Poland and $192,000 for capital additions in our office and drilling equipment.

Financing Activities.  During the first quarter of 2014, we increased our outstanding debt by $5.0 million.  There were no financing transactions during the first quarter of 2013.

Our Capital Resources and Future Expenditures

Our anticipated sources of liquidity and capital for 2014 include our working capital of $13.1 million at March 31, 2014, available credit under our credit facility, and cash available from our operations.

In July 2013, we finalized a new, five-year, up to $100 Million Senior Reserve Based Lending Facility with BNP Paribas (Suisse) SA and ING Bank N.V.  The initial commitment of the facility amounts to $65 million.  We can seek to increase the commitment up to $100 million under certain conditions via an embedded accordion mechanism.  Initial proceeds from the facility were used to repay our previously existing facility.  Payment of the credit facility is secured by our assets in Poland and guaranteed by us.

The credit facility calls for a periodic interest rate of LIBOR, plus an interest margin of 3.75% for the first three years of the facility and 4.00% for the final two years.  The facility has a term of five years, with semiannual borrowing base reductions of $13 million beginning on June 30, 2016.  There are no financial covenants associated with the new credit facility.  As of March 31, 2014, we had $50 million outstanding under the facility and $15 million of available credit.

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

We have an effective Securities Act universal shelf registration statement under which we may sell up to $200 million of equity or debt securities of various kinds.  In June 2012, we entered into an agreement to possibly sell up to $50 million in common stock in at-the-market transactions.  Through the date of this filing, we have not sold any stock under that agreement.  Assuming all $50 million of common stock covered by the at-the-market facility were sold, the remaining $150 million balance of securities available for sale under the registration statement is available for sale at any time, subject to market conditions and our ability to access the capital markets, to further finance our exploration and development plans in Poland and for other corporate purposes.

At March 31, 2014, we were in the process of constructing pipeline and production facilities at our Lisewo-2 well and were completing the design and permitting of similar facilities for our Szymanowice-1 well.  In early 2014, we began drilling the Tuchola-4K well, which was still drilling at the time of this filing.  Our total remaining costs for these facilities and the well once production begins and drilling is completed are expected to be approximately $6.3 million.  We had no other firm commitments for future capital and exploration costs at March 31, 2014.

We expect our primary use of cash for 2014 will be for our exploration and development activities in Poland.  Our board of directors has approved projects whose costs are expected to range from $50 million to $60 million for production facilities for existing discoveries, exploration and development wells, capital additions for our drilling rigs, and 2-D and 3-D seismic data acquisition and analysis, including those items noted above.  All of the approved projects may not be completed during 2014, but we do expect to start work on all of them during 2014.  In 2013, we approved a capital budget of similar size.  Our actual costs in 2013 were approximately $50.0 million.

The actual amount of our expenditures will depend on ongoing exploration results; the pace at which PGNiG, our operating partner in the Fences project area, wishes to proceed or the extent it wishes to continue to participate with us in concessions we operate; the pace at which we explore our 100%-owned concessions following our recent discovery, the availability of drilling and other exploration services; and the amount of capital we obtain from the various sources discussed above.  Our various sources of liquidity and capital outlined above should more than enable us to meet our capital needs in Poland and the United States for the next 12 months.  We have the ability to control the timing and amount of most of our future capital and exploration costs.

We may continue to incur operating losses in future periods, and we continue to fund substantial exploration and development in Poland.  We have a history of operating losses.  From our inception in January 1989 through March 31, 2014, we have incurred cumulative net losses of approximately $199 million.  Despite our recent and expected future increases in production and revenues, our exploration and production activities may continue to result in net losses in future years, depending on the success of our drilling activities in Poland and the United States and whether we generate sufficient revenues to cover related operating expenses.

We may also seek to obtain additional funds for future capital investments from the sale of partial property interests or arrangements such as those negotiated in prior years for our Kutno and Warsaw South project areas in which industry participants agreed to bear specified exploration costs to earn an interest in the project or other arrangements, all of which may dilute the interests of our existing stockholders or our interest in the specific project financed.

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

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements contained in our annual report on Form 10-K for the year ended December 31, 2013.  We believe the application of these accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable, and timely information about our earnings results, financial condition, and cash flows.

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

Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as the future timing and results of drilling individual wells and other exploration and development activities; future variations in well performance as compared to initial test data; future events that may result in the need for additional capital; the prices at which we may be able to sell oil or gas; fluctuations in prevailing prices for oil and gas; our ability to complete the acquisition of targeted new or expanded exploration or development prospects; uncertainties of certain terms to be determined in the future relating to our oil and gas interests, including exploitation fees, royalty rates, and other matters; future drilling and other exploration schedules and sequences for various wells and other activities; uncertainties regarding future political, economic, regulatory, fiscal, taxation, and other policies in Poland; the cost of additional capital that we may require and possible related restrictions on our future operating or financing flexibility; the market for our common stock; our future ability to attract strategic participants to share the costs of exploration, exploitation, development, and acquisition activities; outcomes of regulatory inquiries or investigations; and future plans and the financial and technical resources of strategic participants.

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

Foreign Currency Risk

We enter into various agreements in Poland denominated in the Polish zloty.  The zloty is subject to exchange-rate fluctuations that are beyond our control.  We do not use derivative financial instruments for trading or speculative purposes.  We have used forward-purchase contracts to buy zlotys at specified exchange rates.  The fair value of these contracts is estimated based on period-end quoted market prices, and the resulting asset and expense is recognized in our consolidated financial statements.  As of March 31, 2014, we had no outstanding zloty forward-purchase contracts.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2014, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2013, are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or operating results.

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

FX ENERGY, INC.
(Registrant)

Date: May 8, 2014	By:	/s/ David N. Pierce
David N. Pierce, President, Chief Executive Officer

Date: May 8, 2014	By:	/s/ Clay Newton
Clay Newton, Principal Financial Officer