Form 10-Q
period 2015-03-31
FX ENERGY INC
filed 2015-05-11
CIK 907649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 4, 2015, there were 54,870,587 and 800,000 shares outstanding of $0.001 par value common stock and 9.25% cumulative convertible preferred stock, respectively.

FX ENERGY, INC. AND SUBSIDIARIES
Form 10-Q for the Three Months Ended March 31, 2015

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

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31, 2015	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$6,905	$11,232
Marketable securities	6,964	7,313
Receivables:
Accrued oil and gas sales	2,731	2,948
Joint interest and other receivables	633	551
Value-added tax receivable	30	895
Inventory	97	97
Other current assets	307	415
Total current assets	17,667	23,451

Property and equipment, at cost:
Oil and gas properties (successful-efforts method):
Proved	61,187	65,621
Unproved	1,887	1,991
Other property and equipment	12,691	12,738
Gross property and equipment	75,765	80,350
Less accumulated depreciation, depletion, and amortization	(27,105)	(26,867)
Net property and equipment	48,660	53,483

Other assets:
Certificates of deposit	406	406
Loan fees	1,327	1,553
Total other assets	1,733	1,959

Total assets	$68,060	$78,893

-Continued-

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)
-Continued-

	March 31, 2015	December 31, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,082	$5,036
Accrued liabilities	233	821
Accrued dividends	463	463
Total current liabilities	3,778	6,320

Long-term liabilities:
Notes payable	50,000	50,000
Asset retirement obligation	1,939	1,989
Total long-term liabilities	51,939	51,989

Total liabilities	55,717	58,309

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
800,000 shares outstanding as of March 31, 2015 and December 31, 2014	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized;
54,870,587 and 54,401,967 shares issued and outstanding as of
March 31, 2015 and December 31, 2014, respectively	55	54
Additional paid-in capital	249,460	248,186
Cumulative translation adjustment	39,912	30,072
Accumulated other comprehensive loss	(66)	(67)
Accumulated deficit	(277,019)	(257,662)
Total stockholders’ equity	12,343	20,584

Total liabilities and stockholders’ equity	$68,060	$78,893

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months
	Ended March 31,
	2015	2014
Revenues:
Oil and gas sales	$6,634	$9,508
Oilfield services	1	5
Total revenues	6,635	9,513
Operating costs and expenses:
Lease operating expenses	925	1,109
Exploration costs	4,997	3,320
Property impairments	370	46
Oilfield services costs	126	128
Depreciation, depletion, and amortization	1,497	1,358
Accretion expense	30	24
Stock compensation	546	679
General and administrative costs	2,158	1,953
Total operating costs and expenses	10,649	8,617
Operating income (loss)	(4,014)	896

Other income (expense):
Interest expense	(648)	(656)
Interest and other income	37	14
Foreign exchange loss	(14,269)	(1,216)
Total other expense	(14,880)	(1,858)

Net loss	(18,894)	(962)

Other comprehensive loss:
Increase (decrease) in market value of available for sale marketable securities	1	--
Foreign currency translation adjustment	9,841	606
Comprehensive loss	$(9,052)	$(356)

Dividends on preferred stock	(463)	--
Net loss attributable to common stockholders	(19,357)	(962)

Basic and diluted net loss per common share
Basic	$(0.36)	$(0.02)
Diluted	$(0.36)	$(0.02)
Weighted average common shares outstanding
Basic	54,223	53,232
Diluted	54,223	53,232

The accompanying notes are an integral part of these consolidated financial statements.

FX ENERGY, INC., AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(18,894)	$(962)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	1,497	1,358
Accretion expense	30	24
Property impairment	370	--
Amortization of bank fees	104	127
Stock compensation	546	679
Foreign exchange losses	14,253	1,213
Common stock issued for services	729	655
Increase (decrease) from changes in working capital items:
Receivables	723	3,531
Inventory	--	(2)
Other current assets	102	(102)
Accounts payable and accrued liabilities	(1,805)	(2,121)
Net cash (used in) provided by operating activities	(2,345)	4,400

Cash flows from investing activities:
Additions to oil and gas properties	(1,367)	(5,975)
Sales of marketable securities	350
Additions to other property and equipment	(192)	(232)
Net cash used in investing activities	(1,209)	(6,207)

Cash flows from financing activities:
Proceeds from notes payable	--	5,000
Payment of preferred stock dividends	(463)	--
Net cash (used in) provided by financing activities	(463)	5,000

Effect of exchange rate changes on cash	(310)	(88)

Net increase (decrease) in cash	(4,327)	3,105
Cash and cash equivalents at beginning of year	11,232	11,153

Cash and cash equivalents at end of period	$6,905	$14,258

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

We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with GAAP.  Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2:  Net Income (Loss) per Share

Basic earnings per share is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding.  We recorded a net loss for the three months ended March 31, 2015 and 2014, so there are no diluted earnings per share calculated for those periods.  Basic and diluted earnings per share were essentially the same for both periods presented.

Outstanding options and unvested restricted stock as of March 31, 2015 and 2014, were as follows:

	Options and
	Unvested Restricted Stock	Price Range
Balance sheet date:
March 31, 2015	3,205,190	$0.00 - $5.06
March 31, 2014	2,550,125	$0.00 - $5.06

Note 3:  Income Taxes

No income tax expense was recognized for the three-month periods ended March 31, 2015 and 2014, due to net losses being incurred in both periods.  We are subject to audit by the IRS and various states for the prior three years.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months, nor has there been a change in our unrecognized tax positions since December 31, 2014.  Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense related to unrecognized tax benefits was recognized during the three months ended March 31, 2015.

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

Reportable business segment information for the three months ended March 31, 2015, and as of March 31, 2015, is as follows (in thousands):

	Reportable Segments
	Exploration &		Oilfield
	Production		Services	Nonsegmented	Total
	U.S.	Poland
Three months ended March 31, 2015:
Revenues	$ 386	$ 6,248	$ 1	$ --	$ 6,635
Net income (loss)(1)	(460)	(448)	(385)	(17,601)	(18,894)
As of March 31, 2015:
Identifiable net property and equipment(2)	--	46,233	2,414	13	48,660
_______________
(1)
Nonsegmented reconciling items for the first quarter include $2,158 of G&A, $546 of noncash stock compensation expense, $37 of other income, $648 of interest expense, $14,269 of foreign exchange losses, and $17 of corporate DD&A.

(2)	Identifiable net property and equipment not associated with a segment consists of $13 of corporate office equipment, hardware, and software.

Reportable business segment information for the three months ended March 31, 2014, and as of March 31, 2014, is as follows (in thousands):

	Reportable Segments
	Exploration &		Oilfield
	Production		Services	Nonsegmented	Total
	U.S.	Poland
Three months ended March 31, 2014:
Revenues	$ 920	$ 8,588	$ 5	$ --	$ 9,513
Net income (loss)(1)	112	3,795	(366)	(4,503)	(962)
As of March 31, 2014:
Identifiable net property and equipment(2)	2,792	75,180	2,598	21	80,591
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

Stock Options

The following table summarizes option activity for the first quarter of 2015:

		Weighted	Weighted Average
	Number of	Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Life (in years)	Intrinsic Value
Options outstanding:
Beginning of year	2,561,169	$3.81
Granted	3,968	2.63
Forfeited	(7,802)	3.73
End of period	2,557,335	3.81	8.10
Exercisable at end of period	1,261,605	4.50	7.23	$0

The following table summarizes option activity for the first quarter of 2014:

		Weighted	Weighted Average
	Number of	Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Life (in years)	Intrinsic Value
Options outstanding:
Beginning of year	1,911,872	$4.22
Expired	(1,803)	5.06
End of period	1,910,069	4.22	8.59
Exercisable at end of period	629,946	4.79	7.86	$0

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our stock price of $1.25 as of March 31, 2015, and $3.34 as of March 31, 2014, which would have been received by stock option holders had all vested in-the-money stock options been exercised as of those dates.

Restricted Stock

The following table summarizes restricted stock activity during the first three months of 2015 and 2014:

	Number of Shares
	2015	2014
Unvested restricted stock outstanding:
Beginning of year	648,511	640,056
Issued	1,984	--
Forfeited	(2,640)	--
Vested	--	--
End of period	647,855	640,056

Stock Compensation

The following table summarizes the quantity of restricted stock awards, total deferred compensation expense arising from those awards, and year-to-date compensation expense for each equity award that is included in stock compensation expense:

Year		Total Deferred	Stock Compensation Expense
Ended	Number of	Compensation	(thousands)
Dec. 31,	Shares	(thousands)	2015	2014
2014	330,033	$ 868	$ 71	--
2013	324,033	1,095	89	$ 90
2012	321,086	1,365	110	111
2011	318,252	1,610	--	130
Total	1,293,404	$4,938	$270	$331

The following table summarizes the quantity of stock option awards, total deferred compensation expense arising from those awards, and year-to-date compensation expense for each equity award that is included in stock compensation expense:

Year		Total Deferred	Stock Compensation Expense
Ended	Number of	Compensation	(thousands)
Dec. 31,	Options	(thousands)	2015	2014
2014	660,064	$ 885	$ 73	--
2013	648,058	1,084	88	$ 89
2012	642,170	1,421	115	115
2011	636,509	1,781	--	144
Total	2,586,801	$5,171	$276	$348

Note 6:  Stockholders’ Equity

Common Stock

We have a Stock Bonus Plan covering all of our employees under section 401(k) of the Internal Revenue Code.  During the first quarters of 2015 and 2014, we made discretionary contributions of 465,276 and 171,879 shares of our stock, respectively, to employees under this plan for the prior year’s service and recorded $723,000 and $629,000 of expenses associated with these contributions for the years ended December 31, 2014 and 2013, respectively. In addition, at the beginning of 2015, we issued 4,000 shares of our stock to Polish consultants, resulting in expense of $6,200 that will be amortized monthly during 2015.

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

Holders of the Series B Preferred Stock are entitled to receive, when, as, and if declared by our board of directors, out of funds legally available for the payment of dividends, cumulative cash dividends at a rate of 9.25% per annum of the $25.00 liquidation preference per share (equivalent to $2.3125 per annum per share).  Dividends are payable quarterly in arrears on the last day of each January, April, July, and October, when, as, and if declared by our board.  At March 19, 2015, the board declared a dividend of $0.58 per share, or a total of $462,500, accruing from December 31, 2014, through March 31, 2015.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of March 31, 2015, nor did we have any assets or liabilities measured at fair value on a nonrecurring basis to report in the first quarter of 2015.

Recurring Fair Value

The following tables set forth the financial assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy.  We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.

Assets and liabilities measured at fair value on a recurring basis consisted of the following as of March 31, 2015 (in thousands):

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Marketable securities:
Corporate and government bonds	$ 6,964	$ 6,964	--	--

There were no assets measured at fair value on a recurring basis at March 31, 2014.

Marketable Securities

We classify our marketable securities as short-term based on their availability for use in current operations.  The marketable securities have been classified as available-for-sale and are reported at fair value with unrealized gains and losses, if any, recorded as a component of other comprehensive loss.

The marketable securities consist primarily of highly rated corporate bonds, with maturity dates of less than four years, whose values fluctuate with changes in interest rates.  We generally invest with the primary objective of minimizing the potential risk of principal loss.  The marketable securities increased slightly in value during the three months ended March 31, 2015.  We believe the gross unrealized gains and losses are temporary.  The marketable securities have been classified as available-for-sale and are reported at fair value, with unrealized gains and losses, if any, recorded as a component of other comprehensive loss.

The cost and estimated market value of marketable securities at March 31, 2015, are as follows (in thousands):

		Gross	Estimated
		Unrealized	Market
	Cost	Losses	Value
Marketable securities	$ 7,030	$ (66)	$ 6,964

Foreign Currency Exchange Rate Derivatives

In early 2015, we entered into two separate dollar/zloty hedge agreements.  The agreements are in the form of costless collars, with floors of approximately 3.57 PLN/USD and ceilings of approximately 3.85 PLN/USD.  One of the agreements, in the amount of $6.0 million, terminates on June 26, 2015, and the other, in the amount of $6.5 million, terminates on December 29, 2015.  If, on the settlement date of the agreements, the exchange rate is more than 3.85 PLN, the hedge will be terminated in our favor.  If, on the other hand, the exchange rate is less than 3.57 PLN, we will be required to settle the difference.  We have not designated these foreign currency exchange-rate derivatives as accounting hedges and, accordingly, account for them using the mark-to-market accounting method.  The estimated fair value of the foreign currency exchange-rate derivatives is based upon forward currency rates.  As of March 31, 2015, these derivatives had no value, and there was no change in the value of these instruments during the first quarter of 2015.

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

The credit facility calls for a periodic interest rate of three-, six-, or twelve-month-LIBOR, plus an interest margin of 3.75% for the first three years of the facility and 4.00% for the final two years.  The facility has a term of five years, with semiannual borrowing-base reductions beginning on June 30, 2016.  An unused commitment fee of 40% of the applicable interest margin is charged monthly based on the average daily unused portion of the credit facility.  There are no financial covenants associated with the credit facility.  As of March 31, 2015, the total amount drawn under the credit facility was $50 million, and the interest rate was 3.93% per annum.

The borrowing base is redetermined twice a year, based on reserve volumes and values estimated by independent engineers as of the last day of the prior year.  Our last redetermination was completed in December 2014, with the year-end 2014 borrowing base set at $55 million.

Our notes payable is stated at book value, which approximated its fair value at March 31, 2015.  Estimated fair values for notes payable have been determined based on borrowing rates currently available to us for bank loans with similar terms and maturities and are based on Level 3 criteria in the Financial Accounting Standards Board’s fair value hierarchy.

Note 9:  Capitalized Exploratory Well Costs

At March 31, 2015, we had no costs that were capitalized pending the determination of proved reserves.

Note 10:  Foreign Currency Translation and Risk

During the first quarter of 2015, we recorded foreign currency transaction losses of approximately $14.3 million.  This amount was attributable to increases in the amount of Polish zlotys necessary for FX Energy Poland to satisfy outstanding intercompany and other dollar-denominated loans and unpaid interest.  There was a corresponding credit to other comprehensive income for the loss attributable to the intercompany loans, which was then offset by translation adjustments related to our other balance sheet accounts.

The following table provides a summary of changes in cumulative translation adjustment (in thousands):

For the Three Months
Ended March 31, 2015
Balance at December 31, 2014	$30,072
Increase related to losses on intercompany loans	14,253
Decrease related to translation adjustments	(4,413)
Balance at March 31, 2015	$39,912

Future transaction gains or losses may be significant given the amount of intercompany loans and the volatility of the exchange rate.  Future translation adjustments will also vary in concert with changes in exchange rates.  These gains, losses, and adjustments are noncash items for U.S. reporting purposes and have no impact on our actual zloty-based revenues and expenditures in Poland.

Note 11:  Commitments and Contingencies

Due to the nature of our business, certain legal or administrative proceedings may arise from time to time in the ordinary course of business.  In our opinion, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject or for which an outcome adverse to us would have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Our U.S. operations also have an impact.  Our U.S. operations are smaller than those in Poland and do not present the same level of opportunities for expansion.  This, too, is reflected in our operating results.

Results of Operations by Business Segment

Quarter Ended March 31, 2015, Compared to the Same Period of 2014

Exploration and Production Segment

Gas Revenues.  Revenues from gas sales were approximately $6.2 million during the first quarter of 2015, compared to $8.6 million during the same quarter of 2014.  Lower prices combined with lower production volumes to account for the decrease in 2015 first quarter natural gas revenues.

A summary of the amount and percentage change, as compared to the respective prior-year period, for gas revenues, average gas prices, and gas production volumes for the quarters ended March 31, 2015 and 2014, is set forth in the following table:

	For the Quarter Ended March 31,
	2015	2014	Change
Gas revenues	$6,248,000	$8,587,000	-27%
Average price (per thousand cubic feet)	$5.96	$7.42	-20%
Production volumes (thousand cubic feet)	1,049,000	1,157,000	-9%

Daily gas production was 11.7 million cubic feet of natural gas per day, or MMcfd, in the first quarter of 2015, compared to 12.9 MMcfd in the first quarter of 2014, a decrease of 9%.  Production declines at our Roszkow and Komorze wells were offset by increases at our Lisewo wells.

Natural gas prices were lower during the 2015 quarter.  Two factors contributed to the decrease in average prices.  First, the Polish low-methane tariff, which serves as the reference price for our gas sales agreements, was 6.1% lower during February and March of 2015.  Second, period-to-period strength in the U.S. dollar against the Polish zloty decreased our dollar-denominated gas prices.  The average exchange rate during the first quarter of 2015 was 3.73 zlotys per dollar.  The average exchange rate during the first quarter of 2014 was 3.06 zlotys per dollar, a change of approximately 22%.

Oil Revenues.  First quarter 2015 oil revenues decreased by 58% from first quarter of 2014 oil revenues.  Production levels were down 8% from quarter to quarter, while oil prices were down 54% from quarter to quarter.  Our average oil price during the first quarter of 2015 was $35.06 per barrel, compared to $76.91 per barrel received during the same quarter of 2014.

A summary of the amount and percentage change, as compared to the respective prior-year period, for oil revenues, average oil prices, and oil production volumes for the quarters ended March 31, 2015 and 2014, is set forth in the following table:

	For the Quarter Ended March 31,
	2015	2014	Change
Oil revenues	$386,000	$920,000	-58%
Average price (per barrel)	$35.06	$76.91	-54%
Production volumes (barrels)	11,000	12,000	-8%

Lease Operating Costs.  Lease operating costs decreased $184,000, or 17%, from the first quarter of 2014 to 2015.  Poland operating costs were essentially flat from quarter to quarter.  Operating costs and production taxes in the United States decreased by approximately $180,000, or 25%, from 2014 to 2015 as we performed fewer workovers at our Montana properties, in recognition of extremely lower oil prices.

Exploration Costs.  Our exploration costs consist of geological and geophysical costs and the costs of exploratory dry holes.  Exploration costs were $5.0 million during the first quarter of 2015, compared to $3.3 million during the same period of 2014.  First quarter 2015 exploration costs included approximately $0.8 million in dry-hole costs associated with the unsuccessful sidetrack of our Zaniemysl well in Poland, $3.8 million associated with three-dimensional, or 3-D, seismic projects at our Edge and Fences concessions, and $0.4 million associated with two-dimensional, or 2-D, seismic and other costs at our other existing Polish concessions.  First quarter 2014 exploration costs included approximately $2.7 million associated with 3-D seismic surveys in our Edge and Fences concessions and $600,000 associated with 2-D seismic and other costs at our other existing Polish concessions.

Property Impairments.  In the United States, we impaired approximately $0.3 million of current year capital costs associated with our producing oil wells, where the majority of our reserves, measured at current prices, remain uneconomic due to the recent decline in these prices.

DD&A Expense - Exploration and Production.  DD&A expense for producing properties was $1.2 million and $1.1 million for the first quarters of 2015 and 2014, respectively.

Accretion Expense.  Accretion expense was $30,000 and $24,000 for the first quarter of 2015 and 2014, respectively.  Accretion expense is related entirely to our asset retirement obligation associated with expected future plugging and abandonment costs.

Oilfield Services Segment

Oilfield Services Revenues.  Oilfield services revenues were $1,000 during the first quarter of 2015, compared to $5,000 for the first quarter of 2014.  During the first quarter of both years, we performed only minimal well service work for third parties.  Oilfield services revenues will continue to fluctuate from period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

Oilfield Services Costs.  Oilfield services costs were $126,000 during the first quarter of 2015, compared to $128,000 during the same period of 2014.  Oilfield services costs will also continue to fluctuate period to period based on market demand, weather, the number of wells drilled, downtime for equipment repairs, the degree of emphasis on utilizing our oilfield servicing equipment on our Company-owned properties, and other factors.

DD&A Expense – Oilfield Services.  DD&A expense for oilfield services was $261,000 during the first quarter of 2015, compared to $244,000 during the same period of 2014.  DD&A expense increased from quarter to quarter as new assets began to be depreciated.

Nonsegmented Information

G&A Costs.  G&A costs were $2.2 million during the first quarter of 2015, compared to $2.0 million during the first quarter of 2014, an increase of $205,000.  Higher costs in 2015 were due primarily to higher legal and accounting costs.

Stock Compensation (G&A).  For the three-month periods ended March 31, 2015 and 2014, we recognized $546,000 and $679,000, respectively, of stock compensation expense related to the amortization of unexercised options and restricted stock.

Interest and Other Income (Expense).  Interest and other income was $37,000 during the first quarter of 2015, an increase of $23,000, compared to $14,000 during the same period of 2014.  During the first quarter of 2015, we incurred $648,000 in interest expense, which included $104,000 of amortization of previously incurred loan fees.  During the first quarter of 2014, we incurred $656,000 in interest expense, which included $127,000 of amortization of previously incurred loan fees.

Foreign Exchange Gains and Losses.  As discussed in note 10 to the financial statements, during the first quarter of 2015, we recorded foreign currency transaction losses of approximately $14.3 million, principally attributable to increases in the amount of Polish zlotys necessary to satisfy outstanding intercompany and other dollar-denominated loans.  We recorded foreign exchange losses of $1.2 million during the same quarter of 2014, which were also principally related to our intercompany and other dollar-denominated loans.  The higher foreign exchange loss during the 2015 quarter was due entirely to changes in exchange rates.  At March 31, 2015, the exchange rate was 3.81 zlotys per dollar, compared to 3.51 zlotys per dollar at December 31, 2014, a strengthening in the dollar of 8.7%.  For comparative purposes, the exchange rate at March 31, 2014, was 3.03 zlotys per dollar, a year-over-year change of 26% in the value of the dollar versus the zloty.

Liquidity and Capital Resources

For much of our history, we have financed our operations principally through the sale of equity securities, bank borrowings, and agreements with industry participants that funded our share of costs in certain exploratory activities in return for an interest in our properties.  However, as our oil and gas production has increased in Poland in the last several years, our internally generated cash flow has become a source of operations financing.

2015 Liquidity and Capital

Working Capital (current assets less current liabilities).  Our working capital was $13.9 million as of March 31, 2015, a decrease of $3.2 million from December 31, 2014.  The primary cause of the decrease is lower oil and gas revenues.

Our current assets at March 31, 2015, included approximately $13.9 million in cash, cash equivalents, and marketable securities, $2.7 million in accrued oil and gas sales from both the United States and Poland, $0.6 million in receivables from our joint interest partners in both the United States and Poland, and a value-added tax receivable in Poland of $30,000.  At the same date, $4.5 million of our cash and cash equivalents were held in Poland at ING Bank N.V.  We have not historically repatriated, and do not plan in the foreseeable future to repatriate, any cash held in Poland to the United States.  Consequently, we do not expect to incur repatriation taxes in the foreseeable future.

Our Capital Resources and Future Expenditures

Our anticipated sources of liquidity and capital for the remainder of 2015 include our working capital of $13.9 million at March 31, 2015, credit that may be available under our Senior Secured Credit Facility, and cash available from our operations.

In July 2013, we finalized our Senior Secured Credit Facility with BNP Paribas (Suisse) SA and ING Bank N.V.  The initial commitment of the facility amounts to $65 million.  We can seek to increase the commitment up to $100 million under certain conditions via an embedded accordion mechanism.  The credit facility calls for a periodic interest rate of LIBOR, plus an interest margin of 3.75% for the first three years of the facility and 4.00% for the final two years.  The facility has a term of five years, with scheduled semiannual borrowing-base reductions of $13 million beginning on June 30, 2016.

As of December 31, 2014, we had $50 million outstanding under the facility and $5 million of available credit.  We are discussing with our lenders an amendment and restatement of our existing facility, which would likely increase our borrowing base beyond the $55 million current level, which was set at our most recent redetermination.  However, should these discussions not result in an increased borrowing base or revisions to the amortization language of the existing credit agreement, we would likely have to begin amortization of our loan in 2015, which would be sooner than the scheduled commitment reductions outlined in our Senior Secured Credit Facility.  This amortization would substantially impair the amount of capital we would have available for additional capital expenditures, particularly exploration costs in Poland.

Operating Activities.  Net cash used in operating activities was $2.3 million during the first three months of 2015, compared to net cash provided by operating activities of $4.4 million during the first three months of 2014.  The reduction in cash provided by operating activities was directly related to sharply lower oil and gas revenues, along with higher exploration spending.

Investing Activities.  During the first three months of 2015 we used cash of $1.2 million in investing activities.  We used $1.4 million for capital additions in Poland and $192,000 for capital additions in our office and drilling equipment.  We also sold $0.4 million of marketable securities.  During the first three months of 2014, we used cash of $6.2 million in investing activities.  We used $6.0 million for capital additions in Poland and $232,000 for capital additions in our office and drilling equipment.

Financing Activities.  During the first quarter of 2015, we paid preferred stock dividends of $0.5 million.  During the first quarter of 2014, we increased our outstanding debt by $5.0 million.

We expect to generate cash from our operating activities to help fund our exploration and development activities in 2015.  We expect that our full-year 2015 production will approximate or be higher than our 2014 production with the addition of production at our Lisewo-2 well.  The amount of revenue from our production will depend on applicable gas sales prices and prevailing currency exchange rates.  If current exchange rates and gas prices continue for the balance of 2015, we would expect our natural gas revenues in 2015 to be lower than 2014, despite our level of production.

We have an effective Securities Act universal shelf registration statement under which we may sell up to $200 million of equity or debt securities of various kinds.  We closed a $20 million preferred stock offering in 2014, which was made under the shelf registration.  In 2012, we entered into an agreement to possibly sell up to $50 million in common stock during the next two years in at-the-market transactions.  During 2014, we sold approximately $0.7 million of common stock under that agreement.  Currently, we have approximately $179.3 million of securities available for sale at any time under the registration statement, $49.3 million of which is covered by the at-the-market facility.  We intend to renew our universal shelf registration statement and at-the-market offering before they expire in the third quarter of 2015.  Future issuances of stock under the shelf registration to finance our exploration and development plans in Poland and for other corporate purposes are subject to market conditions and our ability to access the capital markets.

As of March 31, 2015, we had partially completed two 3-D seismic surveys in our Fences and Edge concession.  Total remaining 2015 costs for these projects are expected to be approximately $3.4 million.  We had no other firm commitments for future capital and exploration costs at quarter end.  In addition to these projects, we are beginning the process of designing and permitting production facilities at our Karmin-1, Tuchola-3K, and Tuchola-4K wells.

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

We have a history of operating losses, and we may continue to incur operating losses in future periods as we continue to fund substantial exploration and development in Poland.  From our inception in January 1989 through March 31, 2015, we have incurred cumulative net losses of approximately $277 million.  Despite our production and revenues, our exploration and production activities may continue to result in net losses in future years, depending on the success of our drilling activities in Poland and the United States and whether we generate sufficient revenues to cover related operating expenses.

We may also seek to obtain additional funds for future capital investments from the sale of partial property interests or arrangements such as those negotiated in prior years for our Kutno and Warsaw South project areas in which industry participants are bearing the initial exploration costs to earn an interest in the project or other arrangements, all of which may dilute the interests of our existing stockholders or our interest in the specific project financed.  Currently we are exploring such a farmout arrangement as a possible source of external capital for Tuchola production and related facilities and further exploration in the Edge license.

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

New Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (GAAP) when it becomes effective on January 1, 2017.  Early application is not permitted.  The standard permits the use of either the retrospective or cumulative effect transition method.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected a transition method or determined the effect of the standard on our ongoing financial reporting.

We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows.  Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements contained in our annual report on Form 10-K for the year ended December 31, 2014.  We believe the application of these accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable, and timely information about our earnings results, financial condition, and cash flows.

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

Foreign Currency Risk

We enter into various agreements in Poland denominated in the Polish zloty.  The exchange rate between the U.S. dollar and the Polish zloty is subject to fluctuations that are beyond our control.  Between January 1, 2014 and March 31, 2015, the zloty fluctuated between a low of 3.00 zlotys per dollar to a high of 3.81 zlotys per dollar, a fluctuation of 27%.  Variations in exchange rates affect the dollar-denominated amount of revenue we receive in zlotys.  As the dollar strengthens relative to the zloty, our dollar-denominated revenue received in zlotys declines; on the other hand, when the dollar weakens relative to the zloty, our dollar-denominated revenue received in zlotys increases.  Conversely, a strong dollar leads to lower dollar-denominated drilling, capital, and exploration costs, while a weak dollar has the opposite effect for the cost structure of our Polish operations.  Should exchange rates in effect during early 2015 continue throughout the year, we expect the exchange rates to have a negative impact on our dollar-denominated revenues compared to 2014.  We are also generating revenues in Poland in zlotys, and we keep those zlotys in Poland and use them to pay zloty-based invoices.

In early 2015, we entered into two separate dollar/zloty hedge agreements.  The agreements are in the form of a costless collar, with floors of approximately 3.57 PLN/USD and ceilings of approximately 3.85 PLN/USD.  One of the agreements, in the amount of $6.0 million, terminates on June 26, 2015, and the other, in the amount of $6.5 million, terminates on December 29, 2015.  If, on the settlement date of the agreements, the exchange rate is more than 3.85 PLN, the hedge will be terminated in our favor.  If, on the other hand, the exchange rate is less than 3.57 PLN, we will be required to settle the difference.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2015, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2014, are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or operating results.

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Attached

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Item 101	Interactive Data Files
101.01	XBRL Instance Document	Attached

101.02	XBRL Taxonomy Extension Schema	Attached

101.03	XBRL Taxonomy Extension Calculation	Attached

101.04	XBRL Taxonomy Extension Linkbase	Attached

101.05	XBRL Taxonomy Extension Presentation Linkbase	Attached

101.06	XBRL Taxonomy Extension Definition Linkbase	Attached
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

FX ENERGY, INC.
(Registrant)

Date: May 11, 2015	By:	/s/ David N. Pierce
David N. Pierce, President, Chief Executive Officer

Date: May 11, 2015	By:	/s/ Clay Newton
Clay Newton, Principal Financial Officer